Form 10-Q
period 2019-03-31
Uber Technologies, Inc
filed 2019-06-04
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to _____
Commission File Number: 001-38902
____________________________________________
UBER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________

Delaware	45-2647441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1455 Market Street, 4th Floor
San Francisco, California 94103
(Address of principal executive offices, including zip code)
(415) 612-8582
(Registrant’s telephone number, including area code)
 ____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	UBER	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of May 22, 2019 was 1,695,552,739.

UBER TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to successfully compete in highly competitive markets;

•	our ability to effectively manage our growth and maintain and improve our corporate culture;

•
our expectations regarding financial performance, including but not limited to revenue, Core Platform Adjusted Net Revenue, potential profitability, ability to generate positive Core Platform Contribution Margin and Adjusted EBITDA, expenses, and other results of operations;

•	our expectations regarding future operating performance, including but not limited to our expectations regarding future MAPCs, Trips, Gross Bookings, and Take Rate;

•
our expectations regarding our competitors’ use of incentives and promotions, our competitors’ ability to raise capital, and the effects of such incentives and promotions on our growth and results of operations;

•	our anticipated investments in new products and offerings, and the effect of these investments on our results of operations;

•	our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our ability to close the acquisition of Careem and to integrate Careem and any future acquisitions into our operations;

•	the closing of the investment by SoftBank, Toyota, and DENSO in ATG and approval of certain terms of the ATG Collaboration Agreement by CFIUS;

•	anticipated technology trends and developments and our ability to address those trends and developments with our products and offerings;

•	the size of our addressable markets, market share, category positions, and market trends, including our ability to grow our business in the six countries we have identified as near-term priorities;

•	the safety, affordability, and convenience of our platform and our offerings;

•	our ability to identify, recruit, and retain skilled personnel, including key members of senior management;

•	our expected growth in the number of platform users, and our ability to promote our brand and attract and retain platform users;

•	our ability to maintain, protect, and enhance our intellectual property rights;

•	our ability to introduce new products and offerings and enhance existing products and offerings;

•	our ability to successfully enter into new geographies, expand our presence in countries in which we are limited by regulatory restrictions, and manage our international expansion;

•	the availability of capital to grow our business;

•	our ability to meet the requirements of our existing debt;

•	our ability to prevent disturbance to our information technology systems;

•	our ability to successfully defend litigation brought against us;

•	our ability to comply with existing, modified, or new laws and regulations applying to our business; and

•	our ability to implement, maintain, and improve our internal control over financial reporting.
Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	As of December 31, 2018	As of March 31, 2019
		(Unaudited)
Assets
Cash and cash equivalents	$6,406	$5,745
Restricted cash and cash equivalents	67	136
Accounts receivable, net of allowance of $34 and $41, respectively	919	1,074
Prepaid expenses and other current assets	860	975
Assets held for sale	406	—
Total current assets	8,658	7,930
Restricted cash and cash equivalents	1,736	1,801
Investments	10,355	10,396
Equity method investments	1,312	1,320
Property and equipment, net	1,641	1,325
Operating lease right-of-use assets	—	1,323
Intangible assets, net	82	78
Goodwill	153	153
Other assets	51	64
Total assets	$23,988	$24,390
Liabilities, mezzanine equity and stockholders’ deficit
Accounts payable	$150	$151
Short-term insurance reserves	941	961
Operating lease liabilities, current	—	178
Accrued and other current liabilities	3,157	3,424
Liabilities held for sale	11	—
Total current liabilities	4,259	4,714
Long-term insurance reserves	1,996	2,137
Long-term debt, net of current portion	6,869	6,939
Operating lease liabilities, non-current	—	1,225
Other long-term liabilities	4,072	3,587
Total liabilities	17,196	18,602
Commitments and contingencies (Note 14)
Mezzanine equity
Redeemable non-controlling interest	—	(4)
Redeemable convertible preferred stock, $0.00001 par value, 946,246 and 946,246 shares authorized, 903,607 and 904,530 shares issued and outstanding, respectively; aggregate liquidation preference of $14 and $14, respectively	14,177	14,224
Stockholders’ deficit
Common stock, $0.00001 par value, 2,696,114 and 2,696,114 shares authorized, 457,189 and 457,833 shares issued and outstanding, respectively	—	—
Additional paid-in capital	668	682
Accumulated other comprehensive loss	(188)	(246)
Accumulated deficit	(7,865)	(8,868)
Total stockholders’ deficit	(7,385)	(8,432)
Total liabilities, mezzanine equity, and stockholders’ deficit	$23,988	$24,390
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2019
Revenue	$2,584	$3,099
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,156	1,681
Operations and support	372	434
Sales and marketing	677	1,040
Research and development	340	409
General and administrative	429	423
Depreciation and amortization	88	146
Total costs and expenses	3,062	4,133
Loss from operations	(478)	(1,034)
Interest expense	(132)	(217)
Other income (expense), net	4,937	260
Income (loss) before income taxes and loss from equity method investment	4,327	(991)
Provision for income taxes	576	19
Loss from equity method investment, net of tax	(3)	(6)
Net income (loss) including redeemable non-controlling interest	3,748	(1,016)
Less: net loss attributable to redeemable non-controlling interest, net of tax	—	(4)
Net income (loss) attributable to Uber Technologies, Inc.	$3,748	$(1,012)
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$2.00	$(2.23)
Diluted	$1.84	$(2.26)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	437,065	453,543
Diluted	475,153	453,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2019
Net income (loss) including redeemable non-controlling interest	$3,748	$(1,016)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(7)	(54)
Change in unrealized loss on investments in available-for-sale securities	—	(4)
Other comprehensive loss, net of tax	(7)	(58)
Comprehensive income (loss) including redeemable non-controlling interest	3,741	(1,074)
Less: Comprehensive loss attributable to redeemable non-controlling interest	—	(4)
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$3,741	$(1,070)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
		Shares	Amount	Shares	Amount
Balance as of December 31, 2017	$—	863,305	$12,210	443,394	$—	$320	$(3)	$(8,874)	$(8,557)
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	30,755	1,500	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	31	—	1	—	—	1
Repurchase of outstanding stock	—	—	—	(1,707)	—	—	—	5	5
Issuance of common stock from stock option exercise and restricted stock awards	—	—	—	7,689	—	15	—	—	15
Repurchase of unvested early-exercised stock options	—	—	—	(1)	—	—	—	—	—
Reclassification of early-exercised stock options from liability, net	—	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	—	17	—	—	17
Issuance and repayment of employee loans collateralized by outstanding common stock	—	—	—	—	—	—	—	(1)	(1)
Issuance of common stock as consideration for investment and acquisition	—	—	—	1,528	—	52	—	—	52
Foreign currency translation adjustment		—	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	—	—	3,748	3,748
Balance as of March 31, 2018	$—	894,060	$13,710	450,934	$—	$406	$(10)	$(5,122)	$(4,726)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
		Shares	Amount	Shares	Amount
Balance as of December 31, 2018	$—	903,607	$14,177	457,189	$—	$668	$(188)	$(7,865)	$(7,385)
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	—	—	9	9
Exercise of warrants	—	923	45	—	—	—	—	—	—
Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	—	2	—	—	—	—	—	—
Repurchase of outstanding shares	—	—	—	(1)	—	—	—	—	—
Exercise of stock options	—	—	—	677	—	4	—	—	4
Repurchase of unvested early-exercised stock options	—	—	—	(32)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	10	—	—	10
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	(54)	—	(54)
Net loss	(4)	—	—	—	—	—	—	(1,012)	(1,012)
Balance as of March 31, 2019	$(4)	904,530	$14,224	457,833	$—	$682	$(246)	$(8,868)	$(8,432)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2019
Cash flows from operating activities
Net income (loss) including redeemable non-controlling interest	$3,748	$(1,016)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	88	146
Bad debt expense	12	47
Stock-based compensation	61	11
Gain on business divestitures	(3,161)	—
Deferred income tax	486	4
Revaluation of derivative liabilities	367	(175)
Accretion of discount on long-term debt	70	53
Payment-in-kind interest	18	6
Loss on disposal of property and equipment	15	10
Impairment on long-lived assets held for sale	20	—
Loss from equity method investment	3	6
Gain on debt and equity securities, net	(1,984)	(16)
Non-cash deferred revenue	—	(13)
Gain on extinguishment of warrant and call option	(120)	—
Unrealized foreign currency transactions	(12)	(4)
Other	3	(1)
Changes in operating assets and liabilities:
Accounts receivable	(4)	(210)
Prepaid expenses and other assets	(175)	(75)
Accounts payable	(66)	—
Accrued insurance reserve	260	161
Accrued expenses and other liabilities	74	344
Net cash used in operating activities	(297)	(722)
Cash flows from investing activities
Proceeds from insurance reimbursement, sale and disposal of property and equipment	138	40
Purchase of property and equipment	(90)	(129)
Purchase of equity method investments	(423)	—
Proceeds from business disposal, net of cash divested	—	293
Net cash provided by (used in) investing activities	(375)	204
Cash flows from financing activities
Proceeds from exercise of stock options, net of repurchases	15	2
Repurchase of outstanding shares	(7)	—
Principal repayment on term loan	(3)	(7)
Principal repayment on revolving lines of credit	(77)	—
Principal payments on capital leases	(19)	(41)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	1,250	—
Dissolution of joint venture and subsequent proceeds	19	—
Other	(64)	—

Net cash provided by (used in) financing activities	1,114	(46)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	2	3
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	444	(561)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	5,828	8,209
Reclassification from (to) assets held for sale during the period	(10)	34
End of period, excluding cash classified within assets held for sale	$6,262	$7,682

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$4,716	$5,745
Restricted cash and cash equivalents-current	117	136
Restricted cash and cash equivalents-non-current	1,429	1,801
Total cash and cash equivalents, and restricted cash and cash equivalents	$6,262	$7,682

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$16	$42
Income taxes, net of refunds	53	34
Non-cash investing and financing activities:
Financed construction projects	36	—
Settlement of litigation through issuance of redeemable convertible preferred stock	250	—
Ownership interest in MLU B.V. received in connection with the disposition of Uber Russia/CIS operations	1,410	—
Grab debt security received in exchange for the sale of Southeast Asia operations	2,275	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber” or “the Company”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. The Company is a technology company that is powering movement in countries around the world, principally in the United States and Canada, Latin America, Europe, the Middle East, and Asia (excluding China).
The Company’s principal activities are to develop and support proprietary technology applications (“platform(s)”) that enable independent providers of ridesharing services (“Driver Partner(s)”), Eats meal preparation services (“Restaurant Partner(s)”) and Eats meal delivery services (“Delivery Partner(s)”), collectively the Company’s “Partners,” to transact with “Rider(s)” (for ridesharing services) and “Eater(s)” (for meal preparation and delivery services), collectively defined as “end-user” or “end-users.”
Driver Partners provide ridesharing services to Riders through a range of offerings based on vehicle type and/or the number of Riders. Restaurant Partners and Delivery Partners provide meal preparation and delivery services, respectively, to Eaters.
In addition, the Company also provides freight transportation services to Shippers within the freight industry and leases vehicles to third-parties that may use the vehicles to provide ridesharing or Eats services through the Platforms. Refer to Note 2 - Revenue for further information.
The Company has organized its operations into two operating and reportable segments: Core Platform and Other Bets. Core Platform primarily includes the ridesharing and Uber Eats products; while Other Bets primarily includes the Company’s Freight and New Mobility products. Refer to Note 13 - Segment Information and Geographic Information for further information.
Initial Public Offering
On May 14, 2019, the Company closed its initial public offering (“IPO”), in which it issued and sold 180 million shares of its common stock. The price was $45.00 per share. The Company received net proceeds of approximately $8.0 billion from the IPO after deducting underwriting discounts and commissions of $106 million and offering expenses. Refer to Note 17 - Subsequent Events for further information.
Upon the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock. Additionally, an outstanding warrant which became exercisable upon the closing of the IPO was exercised to purchase 0.2 million shares of common stock.
Pending Acquisition of Careem
On March 26, 2019, the Company entered into an asset purchase agreement (the “Agreement”) with Careem Inc. (“Careem”). Pursuant to the Agreement, upon the terms and subject to the conditions thereof, Augusta Acquisition B.V., an indirect wholly-owned subsidiary of the Company, will acquire substantially all of the assets and assume substantially all of the liabilities of Careem for consideration of approximately $3.1 billion, subject to certain adjustments. The total consideration will consist of up to approximately $1.7 billion in non-interest-bearing unsecured convertible notes and approximately $1.4 billion in cash. Careem is a Dubai-based company that provides ridesharing, meal delivery, and payment services across the Middle East, North Africa, and Pakistan. The acquisition is subject to applicable competition authority approvals in certain of the countries in which Careem operates. The closing is expected to occur in January 2020.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2018, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“the Securities Act”), on May 13, 2019 (“the Prospectus”).

In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented.
Other than described below, there have been no changes to the Company’s significant accounting policies described in the Prospectus that have had a material impact on the Company’s condensed consolidated financial statements and related notes, except for the adoption of the new accounting standard related to lease accounting.
Basis of Consolidation
The condensed consolidated financial statements of the Company include the accounts of the Company and entities consolidated under the variable interest and voting models. All intercompany balances and transactions have been eliminated. Refer to Note 15 - Variable Interest Entities ("VIEs") for further information.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including those related to the incremental borrowing rate (“IBR”) applied in lease accounting, accounts receivable allowances, fair values of investments and other financial instruments, useful lives of amortizable long-lived assets and intangible assets, stock-based compensation, income and non-income taxes, insurance reserves, and contingent liabilities. These estimates are inherently subject to judgment and actual results could differ from those estimates.
Significant Accounting Policies - Leases
The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The Company adopted ASC 842 along with all subsequent ASU clarifications and improvements that are applicable to the Company, on January 1, 2019, using the modified retrospective transition method and used the effective date as the date of initial application. Consequently, financial information is not updated and the disclosures required under ASC 842 are not provided for dates and periods before January 1, 2019. ASC 842 provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company not to reassess under ASC 842 its prior conclusions about lease identification, lease classification and initial direct costs. The Company also made a policy election not to separate non-lease components from lease components, therefore, it will account for lease component and the non-lease components as a single lease component.
The Company determines if a contract contains a lease based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether it has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which the Company does not own. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate (“IBR”), because the interest rate implicit in most of the Company’s leases is not readily determinable. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating would be. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.
The lease term of operating and finance leases vary from less than a year to 76 years. The Company has leases that include one or more options to extend the lease term for up to 14 years as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
Operating leases are included in operating lease right to use assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other long-term liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2019, less than 15% of the Company’s ROU assets were generated from leased assets outside of the U.S.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.

Upon adoption of the new leasing standard on January 1, 2019, the Company recognized ROU assets of $888 million and lease liabilities of $963 million. The Company reassessed the build-to-suit leases that no longer meet the control-based build-to-suit model and derecognized $392 million in build-to-suit assets, $350 million corresponding financing obligation, and recorded $9 million of deferred tax liability. The initial cash contribution to the Mission Bay 3 & 4 joint venture that was previously reported as a defeasance of a build-to-suit financing obligation of $60 million was derecognized by reclassifying it as an increase to the Mission Bay 3 & 4 equity method investment. The $9 million difference between the total derecognized assets and total derecognized liabilities was recorded in the opening balance of accumulated deficit, net of tax, as of January 1, 2019.
In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” to simplify the accounting for certain instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Further, companies that provide earnings per share (“EPS”) data will adjust the basic EPS calculation for the effect of the feature when triggered and will also recognize the effect of the trigger within equity. The Company adopted this new standard as of January 1, 2019 and applied the changes retrospectively. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, “Improvements to Non-Employee Share-Based Payment Accounting,” which expands the scope of Topic 718, to include share-based payments issued to non-employees for goods or services. The new standard supersedes Subtopic 505-50. The Company adopted the new standard effective January 1, 2019 on a modified retrospective basis. The new standard did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” to require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements in ASC 820, “Fair Value Measurement” (“ASC 820”). The new standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities,” which amends the guidance for determining whether a decision-making fee is a variable interest and requires organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
Note 2 - Revenue
The following tables present the Company’s revenues disaggregated by offering and Core Platform revenue by geographical region. Core Platform revenue by geographical region is based on where the trip was completed or meal delivered. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue is presented in the following tables for the three months ended March 31, 2018 and 2019, respectively (in millions):

	Three Months Ended March 31,
	2018	2019
Ridesharing revenue	$2,180	$2,376
Uber Eats revenue	283	536
Vehicle Solutions revenue(1)	55	10
Other revenue	26	32
Total Core Platform revenue	2,544	2,954
Total Other Bets revenue	40	145
Total revenue	$2,584	$3,099

	Three Months Ended March 31,
	2018	2019
United States and Canada	$1,387	$1,750
Latin America ("LATAM")	518	450
Europe, Middle East and Africa ("EMEA")	388	487
Asia Pacific ("APAC")	251	267
Total Core Platform revenue	$2,544	$2,954
(1) The Company accounts for Vehicle Solutions revenue as an operating lease as defined under ASC 840 for 2018 and ASC 842 in 2019.
Revenue from Contracts with Customers
Ridesharing Revenue
The Company derives revenue primarily from fees paid by Driver Partners for the use of the Company’s platform(s) and related service to facilitate and complete ridesharing services.
Uber Eats Revenue
The Company derives revenue for Uber Eats from Restaurant Partners’ and Delivery Partners’ use of the Uber Eats platform and related service to facilitate and complete Eats transactions.
Other Revenue
Other revenue consists primarily of revenue from the Company’s Uber for Business (“U4B”), financial partnerships products and other immaterial revenue streams.
Other Bets
Other Bets revenue consists primarily of revenue from Uber Freight and other immaterial revenue streams.
Contract Balances
The Company’s contract assets for performance obligations satisfied prior to payment or contract liabilities for consideration collected prior to satisfying the performance obligations are not material for the three months ended March 31, 2019.
Remaining Performance Obligations
As a result of a single contract entered into with a customer during 2018, the Company had $126 million of consideration allocated to an unfulfilled performance obligation as of March 31, 2019. Revenue recognized during three months ended March 31, 2019 related to the contract was not material.
The Company’s remaining performance obligation is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of March 31, 2019	$52	$74	$126

Note 3 - Fair Value Measurement
The Company’s investments on the condensed consolidated balance sheets consisted of the following as of December 31, 2018 and March 31, 2019 (in millions):

	As of
	December 31, 2018	March 31, 2019
Non-marketable equity securities:
Didi	$7,953	$7,953
Other	32	79
Debt securities:
Grab(1)	2,328	2,324
Other(2)	42	40
Investments	$10,355	$10,396
(1) Recorded at fair value with changes in fair value recorded in other comprehensive income (loss), net of tax.
(2) Recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.
The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, the Company uses the fair value hierarchy, which prioritizes the inputs used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are set forth below:

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly for the full term of the assets or liabilities.

Level 3	Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
The Company measures its cash equivalents, certain investments, warrants, and derivative financial instruments at fair value. The Company classifies its cash equivalents within Level 1 as the Company values these assets using quoted market prices. The fair value of the Company’s Level 1 financial assets is based on quoted market prices of the identical underlying security. The Company’s investments, warrants and embedded derivatives are categorized as Level 3 because they are valued based on unobservable inputs and other estimation techniques due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2018				As of March 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$268	$—	$—	$268	$519	$—	$—	$519
Restricted cash and cash equivalents:
Money market funds	1,237	—	—	1,237	1,246	—	—	1,246
Other current assets:
Other	—	—	—	—	—	—	3	3
Investments:
Debt securities	—	—	2,370	2,370	—	—	2,364	2,364
Total financial assets	$1,505	$—	$2,370	$3,875	$1,765	$—	$2,367	$4,132
Financial Liabilities
Accrued and other current liabilities:
Other	$—	$—	$9	$9	$—	$—	$—	$—
Other long-term liabilities:
Warrants	—	—	52	52	—	—	8	8
Embedded derivatives	—	—	2,018	2,018	—	—	1,843	1,843
Total financial liabilities	$—	$—	$2,079	$2,079	$—	$—	$1,851	$1,851

During the three months ended March 31, 2019, the Company did not make any transfers between the levels of the fair value hierarchy. The Company's policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 at the beginning of the quarter in which a change in circumstances resulted in a transfer.
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2018 and March 31, 2019 (in millions):

	As of December 31, 2018				As of March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
Debt securities	$2,305	$65	$—	$2,370	$2,305	$65	$(6)	$2,364

The Company’s Level 3 debt securities as of December 31, 2018 and March 31, 2019 primarily consist of preferred stock investments in privately held companies without readily determinable fair values.
Depending on the investee’s financing activity in a reporting period, management’s estimate of fair value may be primarily derived from the investee’s financing transactions, including the issuance of preferred stock to new investors. The price in these transactions generally provides the best indication of the enterprise value of the investee. Additionally, based on the timing, volume, and other characteristics of the transaction, the Company may supplement this information by using other valuation techniques, including the guideline public company approach.
The guideline public company approach relies on publicly available market data of comparable companies and uses comparative valuation multiples of the investee’s revenue (actual and forecasted), and therefore, unobservable data primarily consists of short-term revenue projections.

Once the fair value of the investee is estimated, an option pricing model (“OPM”) is employed to allocate value to various classes of securities of the investee, including the class owned by the Company. The model involves making key assumptions around the investees’ expected time to liquidity and volatility.
An increase or decrease in any of the unobservable inputs in isolation, such as the security price in a significant financing transaction of the investee, could result in a material increase or decrease in the Company’s estimate of fair value. Other key unobservable inputs, including short-term revenue projections, time to liquidity, and volatility are less sensitive to the valuation in the respective reporting periods, as a result of the primary weighting on the investee’s financing transactions during 2018 and 2019. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the Company’s estimate of fair value.
The following table summarizes information about the significant unobservable inputs used in the fair value measurement for the Company’s investment in Grab as of December 31, 2018 and March 31, 2019:

Fair value method	Relative weighting	Key unobservable input
Financing transactions	100%	Transaction price per share	$6.16

The Company determines realized gains or losses on the sale of equity and debt securities on a specific identification method. The Company did not recognize any other-than-temporary impairment losses during three months ended March 31, 2018 and 2019.
The following table summarizes the amortized cost and fair value of the Company’s debt security with a stated contractual maturity date as of December 31, 2018 and March 31, 2019 (in millions):

	As of December 31, 2018		As of March 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	2,275	2,328	2,275	2,324
Total	$2,275	$2,328	$2,275	$2,324

The following table presents a reconciliation of the Company’s financial assets measured and recorded at fair value on a recurring basis as of March 31, 2019, using significant unobservable inputs (Level 3) (in millions):

Debt Securities
Balance as of December 31, 2018	$2,370
Total net gains (losses)
Included in earnings	(2)
Included in other comprehensive income (loss)	(4)
Balance as of March 31, 2019	$2,364

The following table presents a reconciliation of the Company’s financial liabilities measured at fair value as of March 31, 2019 using significant unobservable inputs (Level 3), and the change in fair value recorded in other income (expense), net in the condensed consolidated statements of operations (in millions):

	Warrants	Convertible Debt Embedded Derivative
Balance as of December 31, 2018	$52	$2,018
Vesting of share warrants	1	—
Exercise of vested share warrants	(45)	—
Change in fair value	—	(175)
Balance as of March 31, 2019	$8	$1,843

Convertible Debt Embedded Derivative
Convertible debt embedded derivatives originated from the issuance of the 2021 convertible notes and 2022 convertible notes (collectively the “Convertible Notes”) during 2015. Refer to Note 7 - Long-Term Debt and Revolving Credit Arrangements for further information. The fair value of the embedded derivatives was computed as the difference between the estimated value of the Convertible

Notes with and without the Qualified Initial Public Offering (“QIPO”) Conversion Option (“QIPO Conversion Option”). The fair value of the Convertible Notes with and without the QIPO Conversion Option was estimated utilizing a discounted cash flow model to discount the expected payoffs at various potential QIPO dates to the valuation date. The key inputs to the valuation model included the probability of a QIPO occurring at various times, which was estimated to be 100% cumulatively by 2019 and a discount yield that was derived by the credit spread based on the average of the option-adjusted spreads of comparable instruments plus risk-free rates. The discount rate was updated during the period to reflect the yield of comparable instruments issued as of the subsequent valuation dates (average of 8.2% and 6.3% for the Convertible Notes as of March 31, 2018 and 2019, respectively). Fair value measurements are highly sensitive to changes in these inputs; significant changes in these inputs would result in a significantly higher or lower fair value. No value was attributed to other embedded features as they are triggered by events with a remote probability of occurrence.
Warrant Liabilities
In February 2016, the Company issued two warrants to an investor advisor to purchase up to 205,034 shares and 820,138 shares of the Company’s Series G redeemable convertible preferred stock at an exercise price of $0.01 per share in exchange for advisory services. The warrants were liability-classified due to the contingent redemption features in the underlying preferred stock and were consequently measured at their fair value of $45 million as of December 31, 2018. The vested shares were exercised during the first quarter of 2019, and the Company reclassified the $45 million fair value of the vested shares to Series G redeemable convertible preferred stock.
The Company estimates the fair value of warrants using the Black-Scholes option-pricing model, which approximates the intrinsic value of warrants with a nominal exercise price. The fair value of the Series G redeemable convertible preferred stock is estimated based on a combination of subject company prior transaction methods, which utilizes the value of shares sold in the latest financing on an as-converted basis and allocates the estimated business enterprise value to each class of outstanding securities using an option-pricing back-solve model.
Assets Measured at Fair Value on a Non-Recurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Non-Marketable Equity Securities
The Company measures its non-marketable equity securities that do not have readily determinable fair values under the measurement alternative at cost less impairment, adjusted by price changes from observable transactions recorded within other income (expense), net in the condensed consolidated statements of operations.
The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to its investment in Didi. Prior to January 1, 2018, the Company accounted for its non-marketable equity securities at cost less impairment. On January 1, 2018, the Company adopted ASU 2016-01, which changed the way the Company accounts for non-marketable securities. The Company now adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions subsequent to adoption for identical or similar securities of the same issuer or for impairment (referred to as the measurement alternative). Because the Company adopted ASU 2016-01 prospectively under the measurement alternative, any remeasurement recorded after the adoption date and upon occurrence of an observable transaction captures the accumulated appreciation of the equity security as of the date of that transaction. Remeasured non-marketable equity securities are classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of these securities based on valuation methods, including the common stock equivalent method, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities it holds.
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the condensed consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the three months ended March 31, 2018 and 2019 based on the selling price of newly issued shares of similar preferred stock to new investors using the common stock equivalent valuation method and adjusted for any applicable differences in conversion rights (in millions):

	Three Months Ended March 31,
	2018	2019
Upward adjustments	$1,984	$18
Downward adjustments (including impairment)	—	—
Total unrealized gain for non-marketable equity securities	$1,984	$18

The Company did not record any realized gains or losses for the Company’s non-marketable equity securities as of March 31, 2019.
The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of December 31, 2018 and March 31, 2019 including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2018	March 31, 2019
Initial cost basis	$6,001	$6,030
Upward adjustments	1,984	2,002
Downward adjustments (including impairment)	—	—
Total carrying value at the end of the period	$7,985	$8,032

Note 4 - Equity Method Investments
The carrying value of the Company’s equity method investments as of December 31, 2018 and March 31, 2019 (in millions) is as follows:

	As of
	December 31, 2018	March 31, 2019
MLU B.V.	$1,234	$1,182
Mission Bay 3 & 4(1)	78	138
Equity method investments	$1,312	$1,320
(1) Refer to Note 15 - Variable Interest Entities ("VIEs") for further information on the Company’s interest in Mission Bay 3 & 4.
MLU B.V.
During the first quarter of 2018, the Company contributed the net assets of its Uber Russia/CIS operations into a newly formed private limited liability company (“MLU B.V.” or “Yandex.Taxi joint venture”), with Yandex and the Company holding ownership interests in MLU B.V. The Company contributed $345 million of cash, contracts in the region including Rider, Driver Partner, and Eater contracts, and certain employees in the region to MLU B.V. The Company concurrently issued approximately 2 million shares of Uber Technologies, Inc. Class A common stock, with a fair value of $52 million to MLU B.V.’s parent, Yandex. These shares are subject to a put/call feature resulting in Uber Technologies, Inc.’s contingent obligation to buy back these shares at $48 per share after twelve months from the closing date. Neither the put nor the call had been exercised as of March 31, 2019.
In exchange for consideration contributed, the Company received a seat on MLU B.V.’s board and a 38% equity ownership interest consisting of common stock in MLU B.V. Certain contingent equity issuances of MLU B.V. may dilute the Company’s equity ownership interest to approximately 35%. The investment was determined to be an equity method investment due to the Company’s ability to exercise significant influence over MLU B.V. The initial fair value of the Company’s equity method investment in MLU B.V. was estimated using discounted cash flows of MLU B.V. As a result of the loss of control over Uber Russia/CIS resulting from the transaction, the Company derecognized the assets/liabilities of Uber Russia/CIS and recorded a $954 million gain during the first quarter of 2018 recognized in other income (expense), net in the condensed consolidated statement of operations.
Included in the initial carrying value of $1.4 billion, which represents the fair value on the transaction date, was a basis difference of $908 million related to the difference between the cost of the investment and the Company’s proportionate share of the net assets of MLU B.V. The carrying value of the equity method investments are primarily adjusted for the Company’s share in the losses of MLU B.V. and amortization of basis differences. The carrying value was also adjusted for currency translation adjustments representing fluctuations between the functional currency of the investee, the Ruble and the U.S. Dollar.
As of March 31, 2019, the basis differences between the carrying value of the Company’s investment and its share in the net assets of MLU B.V. amounted to $734 million, including the impact of foreign currency translation, and are comprised primarily of equity method goodwill. Equity method goodwill is not amortized. The Company amortizes the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible asset is approximately 5.5 years as of March 31, 2019. The investment balance is reviewed for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable.

Note 5 - Property and Equipment, Net
The components of property and equipment, net as of December 31, 2018 and March 31, 2019 were as follows (in millions):

	As of
	December 31, 2018	March 31, 2019
Land	$67	$67
Building and site improvements	93	40
Leasehold improvements	315	312
Computer equipment	858	880
Leased computer equipment	288	371
Leased vehicles	34	33
Internal-use software	51	72
Furniture and fixtures	39	39
Dockless e-bikes	10	18
Construction in progress	832	570
Total	2,587	2,402
Less: Accumulated depreciation and amortization	(946)	(1,077)
Property and equipment, net	$1,641	$1,325

Depreciation expense relating to property and equipment was $82 million and $137 million for the three months ended March 31, 2018 and 2019, respectively.
Amounts in construction in progress represent buildings, leasehold improvements, assets under construction, other assets not placed in service, and build-to-suit leases prior to the adoption of ASC 842 on January 1, 2019. Upon adoption of ASC 842, the Company derecognized build-to-suit assets from construction in progress. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further information.
Note 6 - Leases
The components of lease expense were as follows (in millions):

Three Months Ended March 31, 2019
Lease cost
Finance lease cost:
Amortization of assets	$36
Interest of lease liabilities	4
Operating lease cost	67
Short-term lease cost	8
Variable lease cost	25
Sublease income	(1)
Total lease cost	$139

Supplemental cash flow information related to leases was as follows (in millions):

Three Months Ended March 31, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$3
Operating cash flows from operating leases	52
Financing cash flows from financing leases	41
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities (1)	$474
Finance lease liabilities	83
(1) Includes $415 million of ROU assets and operating lease liabilities recognized in the current period for Mission Bay 3 & 4 leases which commenced in the first quarter of 2019.
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

As of March 31, 2019
Operating Leases
Operating lease right-of-use assets	$1,323
Operating lease liability, current	178
Operating lease liabilities, non-current	1,225
Total operating lease liabilities	$1,403

As of March 31, 2019
Finance Leases
Property and equipment, at cost	$371
Accumulated depreciation	(133)
Property and equipment, net	$238
Other current liabilities	$115
Other long-term liabilities	130
Total finance leases liabilities	$245

As of March 31, 2019
Weighted-average remaining lease term
Operating leases	17 years
Finance leases	2 years
Weighted-average discount rate
Operating leases	7.5%
Finance leases	5.0%

Maturities of lease liabilities were as follows (in millions):

	As of March 31, 2019
	Operating Leases	Finance Leases
Remainder of 2019	$169	$101
2020	210	89
2021	232	63
2022	200	5
2023	169	—
Thereafter	1,974	—
Total undiscounted lease payments	2,954	258
Less: imputed interest	(1,551)	(13)
Total lease liabilities	$1,403	$245

As of March 31, 2019, the Company had additional operating leases and finance leases, primarily for servers, that have not yet commenced of $17 million and $50 million, respectively. These operating and finance leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of 1 year to 10 years.
Failed Sale-Leaseback
In 2015, the Company entered into a JV agreement with a real estate developer (“JV Partner”) to develop parcels of land (“the Land”) in San Francisco on which to construct the Company’s new headquarters buildings (the “Buildings”). The Buildings are to consist of two adjacent towers totaling approximately 423,000 rentable square feet. In connection with the JV arrangement, the Company had acquired a 49% interest in the JV, the principal asset of which was the Land on which the Buildings are to be constructed. In November 2016, the Company and the JV Partner agreed to dissolve the JV and terminate the Company’s commitment to the lease of the Buildings (together “the real estate transaction”). Under the terms of the real estate transaction, the Company obtained the rights and title to the partially constructed building, will complete the development of the two office buildings and retain a 100% ownership of the buildings. In connection with the real estate transaction, the Company also executed two 75-year land lease agreements (“Land Leases”). As of March 31, 2019, commitments under the Land Leases total $172 million until February 2032. After 2032, the annual rent amount will adjust annually based on the prevailing consumer price index.
For accounting purposes, the real estate transaction is in substance the sale-leaseback of its 49% indirect interest in the land. Due to the Company’s continuing involvement through a purchase option on the Land, the Company failed to qualify for sale-leaseback accounting. A failed sale-leaseback transaction is accounted for as a financing transaction whereby the cash and deferred sales proceeds received in the real estate transaction are recorded as a financing obligation. Accordingly, the Company’s previous ownership in the JV, which represented its ownership interest in the Land of $65 million, is included in property and equipment, net, and a corresponding financing obligation of $88 million is included in other long-term liabilities as of March 31, 2019. Future land lease payments of $1.8 billion will be allocated 49% to the financing obligation under the failed sale-leaseback arrangement and 51% to the operating lease of land.

Future minimum payments related to the financing obligations under failed sale-leaseback arrangement as of March 31, 2019 are summarized below (in millions):

Future Minimum Payments under Failed Sale-Leaseback Arrangements
Fiscal Year Ending December 31,
Remainder of 2019	$—
2020	2
2021	6
2022	6
2023	6
Thereafter	833
Total	$853

Note 7 - Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates were as follows (in millions, except for percentages):

	As of
	December 31, 2018	March 31, 2019	Effective Interest Rate
2016 Senior Secured Term Loan	$1,124	$1,121	6.1%
2018 Senior Secured Term Loan	1,493	1,489	6.2%
2021 Convertible Notes	1,844	1,867	23.5%
2022 Convertible Notes	1,030	1,030	13.7%
2023 Senior Note	500	500	7.7%
2026 Senior Note	1,500	1,500	8.1%
Total debt	7,491	7,507
Less: unamortized discount and issuance costs	(595)	(541)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$6,869	$6,939

2016 Senior Secured Term Loan
In July 2016, the Company entered into a secured term loan agreement with a syndicate of lenders to issue senior secured floating-rate term loans for a total of $1.2 billion in proceeds, net of debt discount of $23 million and debt issuance costs of $13 million, with a maturity date of July 2023 (the “2016 Senior Secured Term Loan”).
On June 13, 2018, the Company entered into an amendment to the 2016 Senior Secured Term Loan agreement which increased the effective interest rate to 6.1% on the outstanding balance of the 2016 Senior Secured Term Loan as of the amendment date. The maturity date for the 2016 Senior Secured Term Loan remains July 13, 2023. The amendment qualified as a debt modification that did not result in an extinguishment except for an immaterial syndicated amount of the loan.
The 2016 Senior Secured Term Loan is guaranteed by certain material domestic restricted subsidiaries of the Company. The 2016 Senior Secured Term Loan agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes, as well as certain financial covenants specified in the contractual agreement. The Company was in compliance with all covenants as of March 31, 2019. The credit agreement also contains customary events of default. The loan is secured by certain intellectual property of the Company and equity of certain material foreign subsidiaries. The 2016 Senior Secured Term Loan also contains restrictions on the payment of dividends.
2018 Senior Secured Term Loan
In April 2018, the Company entered into a secured term loan agreement with a syndicate of lenders to issue secured floating-rate term loans totaling $1.5 billion in proceeds, net of debt discount of $8 million and debt issuance costs of $15 million, with a maturity date of April 2025 (the “2018 Senior Secured Term Loan”). The 2018 Senior Secured Term Loan was issued on a pari passu basis with the existing 2016 Senior Secured Term Loan. The debt discount and debt issuance costs are amortized to interest expense at an effective interest rate of 6.2%. The 2018 Senior Secured Term Loan is guaranteed by certain material domestic restricted subsidiaries of the Company. The 2018 Senior Secured Term Loan agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes, as well as certain financial covenants specified in the contractual agreement. The Company was in compliance with all covenants as of March 31, 2019. The credit agreement also contains customary events of default. The loan is secured by certain intellectual property of the Company and equity of certain material foreign subsidiaries.
The fair values of the Company’s 2016 Senior Secured Term Loan and 2018 Senior Secured Term Loan was $1.1 billion and $1.5 billion, respectively, as of March 31, 2019 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
2021 Convertible Notes
During 2015, the Company issued convertible notes at par for a total of $1.7 billion in proceeds, net of $1 million in debt issuance costs, with an initial maturity date of January 2021 (the “2021 Convertible Notes”). The 2021 Convertible Notes contain various extension options triggered by the events defined in the note agreement and allow the maturity date to be extended up to 2030. The interest rate is 2.5% per annum, payable semi-annually in arrears. During the first four years from the issuance date, at the election of the holders, interest is to be paid in cash or by increasing the principal amount of the 2021 Convertible Notes by payment in kind (“PIK interest”). The holders elected to receive PIK interest during the first four years. The interest rate increases to 12.5% during the last 2 years of the initial term of the 2021 Convertible Notes and is to be paid in cash at the election of the Company. The interest rate during the maturity extension period varies from 3.5% to 12.5% depending on the type of extension option elected.
The 2021 Convertible Notes also contain other embedded features, such as conversion options that are exercisable upon the occurrence of various contingencies. The conversion options involve a discount to the conversion price ranging from 18.0% to 30.5%, increasing with the passage of time. All of the embedded features were analyzed to determine whether they should be bifurcated and separately accounted for as a derivative. Pursuant to such analysis, the Company valued and bifurcated the QIPO Conversion Option, which enables the holders to convert their 2021 Convertible Notes to the shares offered in a QIPO at a predefined discount from the public offering price, and recorded its initial fair value of $1.1 billion as a discount on the 2021 Convertible Notes face amount. The debt discount is amortized to interest expense at an effective interest rate of 23.5%. The Company amortizes the discount over the period until the maturity date of the respective note. The fair value of the QIPO Conversion Option was determined in accordance with the methodology described in Note 3 - Fair Value Measurement, and the changes in fair value are recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The Company recorded $314 million of expense and $129 million of income during the first quarter of 2018 and 2019, respectively, related to the change in the fair value of the 2021 Convertible Notes embedded derivative liability, which was included in total other income (expense), net in the condensed consolidated statements of operations. No value was attributed to other embedded features as they are triggered by events with a remote probability of occurrence. The agreement contains customary covenants that restrict the Company’s ability to, among other things, declare dividends or make certain distributions. On May 14, 2019, the Company closed its IPO, refer to Note 17 - Subsequent Events for further information.
2022 Convertible Notes
During 2015, the Company issued additional convertible notes at par for a total of $949 million in proceeds, net of $0.1 million in debt issuance costs, with an initial maturity date of June 2022 (the “2022 Convertible Notes”). The Company can elect to extend the maturity date of the 2022 Convertible Notes by one year if a material financial market disruption (as defined in the note agreement) exists at initial maturity. The interest rate is 2.5% per annum, compounded semi-annually and payable in PIK interest. If no conversion or settlement event is triggered prior to the 2022 Convertible Notes’ maturity, the 2022 Convertible Notes are redeemed at an 8.0% internal rate of return (“IRR”) either immediately or over a 3-year period, at the Company’s election. The 8.0% IRR payout at maturity is incorporated into the effective interest rate calculation. The 2022 Convertible Notes also contain other embedded features such as conversion options that are exercisable upon the occurrence of various contingencies. The conversion options involve a discount to the conversion price, which ranges from 8.1% to 44.5% increasing with the passage of time. All of the embedded features were analyzed to determine whether they should be bifurcated and separately accounted for as a derivative. Pursuant to such analysis, the Company valued and bifurcated the QIPO Conversion Option, which enables the holders to convert the 2022 Convertible Notes to the shares offered in a QIPO at a predefined discount from the offering price, and recorded its initial fair value of $312 million as a discount on the 2022 Convertible Notes face amount. The debt discount is amortized to interest expense at an effective interest rate of 13.7%. The Company amortizes the discount over the period until the initial maturity date of the respective note. The fair value of the QIPO Conversion Option was determined in accordance with the methodology described in Note 3 - Fair Value Measurement, and the changes in fair value are recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The Company recorded $53 million of expense and $46 million of income during the first quarter of 2018 and 2019, respectively, related to the change in the fair value of the 2022 Convertible Notes embedded derivative liability, which was included in total other income (expense), net in the condensed consolidated statements of operations. No value was attributed to other embedded features as they are triggered by events with a remote probability of occurrence. The agreement contains customary covenants that restrict the Company’s ability to, among other things, declare dividends or make certain distributions.
The 2021 Convertible Notes and the 2022 Convertible Notes are carried on the condensed consolidated balance sheets at their original issuance value, net of unamortized debt discount and issuance costs, and are not marked to fair value each period. The fair values of the 2021 Convertible Notes and the 2022 Convertible Notes were $2.8 billion and $1.4 billion, respectively, as of March 31, 2019. The fair values were determined in accordance with the methodology described in Note 3 - Fair Value Measurement and were categorized as

Level 3 in the fair value hierarchy. On May 14, 2019, the Company closed its IPO, refer to Note 17 - Subsequent Events for further information.
2023 and 2026 Senior Notes
In October 2018, the Company issued five-year notes with aggregate principal amount of $500 million due on November 1, 2023 and eight-year notes with aggregate principal amount of $1.5 billion due on November 1, 2026 (the “2023 and 2026 Senior Notes”) in a private placement offering totaling $2.0 billion. The Company issued the 2023 and 2026 Senior Notes at par and paid approximately $9 million for debt issuance costs. The interest is payable semi-annually on May 1st and November 1st of each year at 7.5% per annum and 8.0% per annum, respectively, beginning on May 1, 2019, and the entire principal amount is due at the time of maturity. The 2023 and 2026 Senior Notes are guaranteed by certain material domestic restricted subsidiaries of the Company. The indentures governing the 2023 and 2026 Senior Notes contain customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the contractual agreements. The Company was in compliance with all covenants as of March 31, 2019.
The fair values of the Company’s 2023 and 2026 Senior Notes were $525 million and $1.6 billion, respectively, as of March 31, 2019 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
The following table presents the amount of interest expense recognized relating to the contractual interest coupon, amortization of the debt discount and issuance costs, and the IRR payout with respect to the Senior Secured Term Loan, the Convertible Notes, and the Senior Notes for the three months ended March 31, 2018 and 2019 (in millions):

	Three Months Ended March 31,
	2018	2019
Contractual interest coupon	$32	$140
Amortization of debt discount and issuance costs	72	53
8% IRR payout	14	17
Total interest expense from long-term debt	$118	$210

Revolving Credit Arrangements
The Company has an unsecured revolving credit agreement with certain lenders, which provides for $2.3 billion in unsecured credit maturing on June 13, 2023 (“Unsecured Revolving Credit Facility”). In conjunction with the Company’s entry into the 2016 Senior Secured Term Loan, the revolving credit facility agreements were amended to include as collateral the same intellectual property of the Company and the same equity of certain material foreign subsidiaries that were pledged as collateral under the 2016 Senior Secured Term Loan. The credit facility may be guaranteed by certain material domestic restricted subsidiaries of the Company based on certain conditions. As of March 31, 2019, no subsidiary met those conditions and, therefore, were not guarantors of the facility. The credit facility has a term of five years from the original execution date. The credit agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as certain financial covenants specified in the contractual agreement. The credit agreement also contains customary events of default. The Unsecured Revolving Credit Facility also contains restrictions on the payment of dividends. As of March 31, 2019, there was no balance outstanding on the Unsecured Revolving Credit Facility.
Letters of Credit
The Company’s insurance subsidiary maintains agreements for letters of credit to guarantee the performance of insurance related obligations that are collateralized by cash or investments of the subsidiary. For purposes of securing obligations related to leases and other contractual obligations, the Company also maintains an agreement for letters of credit, which is collateralized by the Company’s Unsecured Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2018 and March 31, 2019, the Company had letters of credit outstanding of $470 million and $473 million, respectively, of which the letters of credit that reduced the available credit under the facility were $166 million and $169 million, respectively.
Note 8 - Assets and Liabilities Held for Sale
Lion City Rentals
In December 2017, the Company started exploring strategic options for the sale of Lion City Rentals Pte. Ltd. (“LCR”), a wholly-owned vehicle solutions subsidiary of the Company based in Singapore. The Company entered into a definitive agreement with ComfortDelGro (“Comfort”) and initiated all other actions required to complete the plan to sell the business and concluded that as of December 31, 2017, the transaction met all of the held for sale criteria. In May 2018, the agreement with Comfort was terminated without penalties. The Company remained committed to its plan to sell LCR and continued to present the assets and liabilities as held for sale as of December 31, 2018. In January 2019, an agreement was executed with Waydrive Holdings Pte. Ltd. (“Waydrive”) to purchase the LCR business, specifically 100% of the equity interests of LCR and its subsidiary LCRF Pte. Ltd. (“LCRF”). Fair value of consideration received included $310 million of cash for the assets and liabilities of LCR and LCRF and up to $33 million of contingent consideration receivable for certain VAT receivables and receivables from certain commercial counterparties. The resulting gain on disposal was not material to the Company. The transaction closed on January 25, 2019.
The LCR businesses were previously included within the Company’s Core Platform segment. The following table summarizes the carrying values of the assets and liabilities classified as held for sale as of December 31, 2018 (in millions):

As of December 31, 2018
Assets held for sale
Cash and cash equivalents	$34
Accounts receivable, net	20
Prepaid expenses and other current assets	30
Property and equipment, net	322
Total assets held for sale	406

Liabilities held for sale
Accounts payable	2
Accrued liabilities	2
Other current liabilities	7
Total liabilities held for sale	11
Net assets held for sale	$395

Note 9 - Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2018 and March 31, 2019 were as follows (in millions):

	As of
	December 31, 2018	March 31, 2019
Prepaid expenses	$265	$252
Other receivables	416	483
Other	179	240
Prepaid expenses and other current assets	$860	$975

Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2018 and March 31, 2019 were as follows (in millions):

	As of
	December 31, 2018	March 31, 2019
Accrued legal, regulatory and non-income taxes	$1,134	$1,175
Accrued Partner liability	459	725
Accrued professional and contractor services	298	310
Accrued compensation and employee benefits	261	151
Accrued marketing expenses	152	145
Other accrued expenses	160	185
Income and other tax liabilities	157	125
Government and airport fees payable	104	124
Short-term finance lease obligation for computer equipment	110	115
Other	322	369
Accrued and other current liabilities	$3,157	$3,424

Other Long-Term Liabilities
Other long-term liabilities as of December 31, 2018 and March 31, 2019 were as follows (in millions):

	As of
	December 31, 2018	March 31, 2019
Convertible debt embedded derivatives (Note 7)	$2,018	$1,843
Deferred tax liabilities	1,072	1,068
Financing obligation	436	88
Income tax payable	80	101
Other	466	487
Other long-term liabilities	$4,072	$3,587

Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018 and 2019 were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2017	$(3)	$—	$(3)
Other comprehensive income (loss) before reclassifications	(7)	—	(7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(7)	—	(7)
Balance as of March 31, 2018	$(10)	$—	$(10)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2018	$(228)	$40	$(188)
Other comprehensive income (loss) before reclassifications	(54)	(4)	(58)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(54)	(4)	(58)
Balance as of March 31, 2019	$(282)	$36	$(246)

Other Income (Expense), Net
The components of other income (expense), net, for the three months ended March 31, 2018 and 2019 were as follows (in millions):

	Three Months Ended March 31,
	2018	2019
Interest income	$18	$44
Foreign currency exchange gains (losses), net	13	(1)
Gain on divestitures (1)	3,161	—
Gain on debt and equity securities, net (2)	1,984	16
Change in fair value of embedded derivatives	(367)	175
Other	128	26
Other income (expense), net	$4,937	$260
(1)     During the first quarter of 2018, Gain on divestitures primarily includes a $2.2 billion gain on the sale of the Company’s Southeast Asia operations to Grab Holding Inc. (“Grab”) and a $954 million gain on the disposal of the Company’s Uber Russia/CIS operations. On March 25, 2018, two wholly-owned subsidiaries of the Company signed and completed an agreement with Grab pursuant to which Grab hired employees and acquired certain assets of the Company in the region, including Rider, Driver Partners, and Eater contracts in Southeast Asia. The net assets contributed by the Company were not material. In exchange, the Company received shares of Grab Series G preferred stock which was recorded at fair value as additional sale consideration. Refer to Note 4 - Equity Method Investments for more information on the disposal of the Company's Uber Russia/CIS operations.
(2)    During the first quarter of 2018, Gain on debt and equity securities, net represents a $2.0 billion unrealized gain on the Company’s non-marketable equity securities related to Didi. Refer to Note 3 - Fair Value Measurement for further information.
Note 10 - Redeemable Convertible Preferred Stock, Common Stock, and Stockholders’ Deficit
Redeemable Convertible Preferred Stock
As of December 31, 2018, there were warrants to purchase 150,071 shares of Series E redeemable convertible preferred stock and 922,655 shares of Series G redeemable convertible preferred stock outstanding. During the three months ended March 31, 2019, the warrant to purchase Series G redeemable convertible preferred stock was exercised in full and the fair value of the warrant was reclassified to redeemable convertible preferred stock. Refer to Note 3 - Fair Value Measurement for further information.
Restricted Common Stock
The Company has granted restricted common stock to certain continuing employees, primarily in connection with acquisitions. Vesting of this stock may be dependent on a combination of service and performance conditions that become satisfied upon the occurrence of a qualifying event. The Company has the right to repurchase shares for which the vesting conditions are not satisfied.
The following table summarizes the activity related to the Company’s restricted common stock for the three months ended March 31, 2019. For purposes of this table, vested restricted common stock represents the shares for which the service condition had been fulfilled as of the three months ended March 31, 2019 (in thousands, except per share amounts):

	Number of Shares	Weighted-average Grant-Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	898	$30.33
Granted	—	$—
Vested	(209)	$34.82
Canceled	(32)	$34.86
Unvested restricted common stock as of March 31, 2019	657	$28.68

Equity Incentive Plans
The Company maintains two equity incentive plans: the 2013 Equity Incentive Plan (“2013 Plan”) and the 2010 Stock Plan (“2010 Plan” and collectively, “Plans”). The 2013 Plan serves as the successor to the 2010 Plan and provides for the issuance of incentive and nonqualified stock options, SARs, restricted stock and restricted stock units (“RSUs”) to employees, consultants and advisors of the Company.

In January 2019, the Company’s board of directors approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance by 85 million shares, for a total of 293 million shares reserved.
In March 2019, the Company’s board of directors adopted the 2019 Equity Incentive Plan (“2019 Plan”). The 2019 Plan was approved in April 2019. The 2019 Plan became effective on May 9, 2019, the date of the underwriting agreement between the Company and the underwriters for the IPO. The 2019 Plan is the successor to the 2013 Plan. There are 130 million shares of common stock reserved for future issuance under the 2019 Plan.
The Company’s 2019 Plan provides for the grant of ISOs, NSOs, SARs, restricted stock awards, RSUs, performance-based awards, and other awards (that are based in whole or in part by reference to the Company’s common stock) (collectively, “awards”). ISOs may be granted only to the Company’s employees, including the Company’s officers, and the employees of any parent or subsidiary. All other awards may be granted to the Company’s employees, including the Company’s officers, the Company’s non-employee directors and consultants, and the employees and consultants of the Company’s affiliates. Participants must be natural persons who render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.
Stock Option and SAR Activity
A summary of stock option and SAR activity for the three months ended March 31, 2019 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2018	758	42,936	$9.22	5.74	$1,456
Awards granted	53	250	$42.52
Awards exercised	—	(677)	$3.01
Awards forfeited	(8)	(43)	$32.10
As of March 31, 2019	803	42,466	$9.51	5.51	$1,808
Vested and expected to vest as of March 31, 2019	621	35,337	$4.19	5.14	$1,694
Exercisable as of March 31, 2019	621	36,245	$4.95	5.22	$1,709

The total intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2019, was $240 million and $27 million, respectively.
RSU Activity
The following table summarizes the activity related to the Company’s RSUs for the three months ended March 31, 2019. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of March 31, 2019 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2018	75,835	$37.20
Granted	31,476	$42.52
Vested	(8,694)	$34.35
Canceled	(1,713)	$23.84
Unvested and outstanding as of March 31, 2019	96,904	$39.42
Vested and outstanding as of March 31, 2019	71,307	$28.93

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the three months ended March 31, 2018 and 2019 (in millions):

	Three Months Ended March 31,
	2018	2019
Operations and support	$5	$1
Sales and marketing	4	1
Research and development	6	3
General and administrative	48	6
Total	$63	$11

As of March 31, 2019, there was $65 million of unamortized compensation costs related to all unvested awards for which vesting is not contingent on a qualifying event. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.4 years.
The tax benefits recognized for stock-based compensation arrangements were not material during the three months ended March 31, 2018 and 2019, respectively.
The weighted-average grant-date fair values of stock options and SARs granted to employees for the three months ended March 31, 2018 and 2019 were $12.38 and $21.93 per share, respectively. The fair value of stock options and SARs granted was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2019
Expected term (in years)	5.7	5.9
Risk-free interest rate	2.7%	2.3%
Expected volatility	32.6%	34.9%
Expected dividend yield	—%	—%

The weighted-average grant-date fair values of Performance Awards with market-based targets for the three months ended March 31, 2018 and 2019 were $15.68 and $18.20 per share, respectively. The weighted-average derived service periods for Performance Awards with market-based targets for the three months ended March 31, 2018 and 2019 were 3.83 and 2.12 years, respectively. The fair value of Performance Awards with market-based targets granted was determined using a Monte Carlo model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2019
Risk-free interest rate	2.8%	2.7%
Expected volatility	39.0%	39.0%
Expected dividend yield	—%	—%

The Company has granted RSAs, RSUs, SARs, and stock options that vest only upon the satisfaction of both time-based service and performance-based conditions. As of March 31, 2019, no stock-based compensation expense had been recognized for such awards with a performance condition based on the occurrence of a qualifying event (such as an IPO), as such qualifying event was not probable. The total unrecognized stock-based compensation expense relating to these awards as of March 31, 2019 was $6.2 billion. Of this amount, $3.4 billion relates to awards for which the time-based vesting condition had been satisfied or partially satisfied on that date, calculated using the accelerated attribution method and the grant date fair value of the awards.
The remaining $2.8 billion relates to awards for which the time-based vesting condition had not yet been satisfied as of March 31, 2019. This includes $62 million of unrecognized stock-based compensation expense for awards with specified performance metrics to be satisfied in addition to a qualifying event. The unrecognized stock-based compensation expense of $2.8 billion would be recognized over the remaining service period after the occurrence of a qualifying event.

2019 Employee Stock Purchase Plan
In March 2019, the Company’s board of directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”), and in April 2019, the Company’s stockholders approved its ESPP. The ESPP became effective on May 9, 2019, the date of the underwriting agreement between the Company and the underwriters for the IPO. There are 25 million shares of common stock reserved for issuance under the ESPP.
Note 11 - Income Taxes
The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company recorded an income tax expense of $576 million and $19 million for the three months ended March 31, 2018 and 2019, with an effective tax rate of 13% and (2)%, respectively. During the three months ended March 31, 2018, income tax expense was primarily driven by deferred U.S. tax expense related to the Company’s investment in Didi and Grab, deferred China tax related to the Company’s investment in Didi, and to a lesser extent, the benefit of U.S. losses and current tax on foreign earnings. During the three months ended March 31, 2019, income tax expense is primarily driven by current tax on foreign earnings, partially offset by the benefit of U.S. losses. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on the Company’s U.S. and Netherlands’ deferred tax assets and foreign tax rate differences.
In March 2019, the Company initiated a series of transactions resulting in changes to its international legal structure, including a redomiciliation of a subsidiary to the Netherlands and a transfer of certain intellectual property rights among wholly owned subsidiaries, primarily to align its structure to its evolving operations. The redomiciliation resulted in a step-up in the tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets in an amount of $6.1 billion, net of a reserve for uncertain tax positions of$1.3 billion. Based on available objective evidence, management believes it is not more-likely-than-not that these additional foreign deferred tax assets will be realizable as of March 31, 2019 and, therefore, are offset by a full valuation allowance to the extent not offset by reserves from uncertain tax positions.
During the three months ended March 31, 2019, the amount of gross unrecognized tax benefits increased by $1.3 billion, of which substantially all, if recognized, would not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company is currently under a federal income tax examination by the Internal Revenue Service (“IRS”) for tax years 2013 and 2014. The Company is also under examination by various state and foreign tax authorities. The Company believes that adequate amounts have been reserved in these jurisdictions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by federal, state or foreign tax authorities to the extent utilized in a future period. For the Company’s major tax jurisdictions, the tax years 2010 through 2019 remain open; the major tax jurisdictions are U.S., Brazil, Netherlands, Mexico, United Kingdom, Australia, Singapore, and India.
Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. The Company does expect the gross amount of unrecognized tax benefits to be reduced within the next twelve months by at least $141 million, which is related to ongoing matters with tax authorities regarding the Company’s transfer pricing positions.
In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of the Company’s historical ownership changes was completed through December 31, 2018. Based on the analysis, the Company does not anticipate a current limitation on the tax attributes. As of March 31, 2019, the Company does not expect any impact on its ability to utilize existing tax attributes.
Note 12 - Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended March 31,
	2018	2019
Basic net income (loss) per share:
Numerator
Net income (loss)	$3,748	$(1,016)
Less: net loss attributable to redeemable non-controlling interest, net of tax	—	4
Less: noncumulative dividends to preferred stockholders	(1,069)	—
Less: undistributed earnings to participating securities	(1,803)	—
Net income (loss) attributable to common stockholders	$876	$(1,012)
Denominator
Basic weighted-average common stock outstanding	437,065	453,543
Basic net income (loss) per share attributable to common stockholders	$2.00	$(2.23)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$876	$(1,012)
Add: Change in fair value of MLU B.V. put/call feature	—	(12)
Add: noncumulative dividends to preferred stockholders	—	—
Diluted net income (loss) attributable to common stockholders	$876	$(1,024)
Denominator
Number of shares used in basic net income (loss) per share computation	437,065	453,543
Weighted-average effect of potentially dilutive securities:
Common stock subject to a put/call feature	653	76
Stock options	35,729	—
RSUs to settle fixed monetary awards	1,617	—
Other	89	—
Diluted weighted-average common stock outstanding	475,153	453,619
Diluted net income (loss) per share attributable to common stockholders	$1.84	$(2.26)

On May 14, 2019, the Company completed its IPO, in which it issued and sold 180 million shares of its common stock at a price of $45.00 per share. On that date, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock. These shares will be included in the Company’s issued and outstanding common stock starting on that date. Refer to Note 17 - Subsequent Events for further information.
The following potentially dilutive outstanding securities as of March 31, 2018 and 2019 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended March 31,
	2018	2019
Redeemable convertible preferred stock	894,060	904,530
Convertible notes	198,484	202,733
Stock options	7,654	42,466
Restricted common stock with performance condition	955	1,939
Common stock subject to repurchase	10,058	1,570
Warrants to purchase redeemable convertible preferred stock	1,585	150
SARs	867	803
RSUs to settle fixed monetary awards	1,066	999
RSUs	116,973	168,210
Warrants to purchase common stock	178	187
Total	1,231,880	1,323,587

Note 13 - Segment Information and Geographic Information
The Company operates its business as two operating and reportable segments: Core Platform and Other Bets. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s operating performance measure is contribution profit (loss). The CODM does not evaluate operating segments using asset information. Contribution profit (loss) is defined as revenue less the following expenses: cost of revenue, operations and support, sales and marketing, and general and administrative and research and development expenses associated with the Core Platform and Other Bets segments. Contribution profit (loss) also excludes any non-cash items or items that management does not believe are reflective of the Company’s ongoing core operations (as shown in the table below). Included in the reconciliation below are expenses associated with research and development activities that are not directly attributable to the Core Platform and Other Bets segments: Advanced Technologies Group (“ATG”) and Other Technology Programs. ATG includes research and development expenses associated with developing autonomous vehicle technology. Other Technology Programs includes research and development expenses associated with developing all other next-generation technologies.
The following table provides information about the Company’s segments and a reconciliation of the total segment contribution profit (loss) to loss from operations (in millions):

	Three Months Ended March 31,
	2018	2019
Contribution profit (loss):
Core Platform	$427	$(117)
Other Bets	(20)	(71)
Total segment contribution profit (loss)	407	(188)
Reconciling items:
Research and development expenses related to ATG and Other Technology Programs(1)	(117)	(97)
Unallocated research and development and general and administrative expenses(1), (2)	(468)	(584)
Depreciation and amortization	(88)	(146)
Stock-based compensation expense	(63)	(11)
Asset impairment/loss on sale of assets	(32)	(8)
Acquisition and financing related expenses	(15)	—
Impact of 2018 Divested Operations(1), (3)	(102)	—
Loss from operations	$(478)	$(1,034)
(1) Excluding stock-based compensation expense.
(2) Unallocated research and development expenses include costs that are not directly attributable to the Core Platform and Other Bets segments. These include mapping and payment technologies and support and development of the internal technology infrastructure. Unallocated general and administrative expenses include certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs. The Company’s allocation methodology is periodically evaluated and may change.
(3) Defined as the Company’s 2018 operations in (i) Southeast Asia prior to the sale of those operations to Grab and (ii) Russia/CIS prior to the formation of the Company’s Yandex.Taxi joint venture.
Geographic Information
Revenue by geography is based on where the trip was completed or meal delivered. The following table sets forth revenue by geographic area for the three months ended March 31, 2018 and 2019 (in millions):

	Three Months Ended March 31,
	2018	2019
United States	$1,330	$1,757
Brazil	276	209
All other countries	978	1,133
Total revenue	$2,584	$3,099

Revenue from external customers grouped by offerings is included in Note 2 - Revenue.

Note 14 - Commitments and Contingencies
Purchase Commitments
The Company has commitments for network and cloud services, background checks, and other items in the ordinary course of business with varying expiration terms through 2021. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated. As of March 31, 2019, there were no material changes to the Company’s purchase commitments disclosed in the financial statements included in the Prospectus.
Contingencies
From time to time, the Company may be a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2018 and March 31, 2019, the Company had recorded aggregate liabilities of $1.1 billion and $1.2 billion, respectively, in accrued and other current liabilities on the condensed consolidated balance sheets for all of its legal, regulatory and non-income tax matters that were probable and reasonably estimable.
The Company is currently party to various legal and regulatory matters that have arisen in the normal course of business and include, among others, alleged independent contractor misclassification claims, Fair Credit Reporting Act (“FCRA”) claims, background check violations, consumer and driver class actions relating to pricing and advertising, unfair competition matters, intellectual property disputes, employment discrimination and other employment-related claims, Telephone Consumer Protection Act (“TCPA”) cases, Americans with Disabilities Act (“ADA”) cases, data and privacy matters, and other matters. With respect to the Company’s outstanding legal and regulatory matters, based on its current knowledge, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.
O’Connor, et al., v. Uber Technologies, Inc. and Yucesoy v. Uber Technologies, Inc., et al.
O’Connor and Yucesoy are two putative class actions that assert various independent contractor misclassification claims brought on behalf of certain Driver Partners in California and Massachusetts, respectively. The two cases were consolidated and both are pending in the United States District Court for the Northern District of California. Filed on August 16, 2013 in the United States District Court for the Northern District of California, the O’Connor action is a class action against the Company on behalf of all Driver Partners who contracted with the Company in California and seeks damages for tips and business expense reimbursement based on alleged independent contractor misclassification and unfair competition. The O’Connor action was stayed in the trial court pending the outcome of appeals before the Ninth Circuit Court of Appeals regarding the trial court’s orders denying the Company’s motions to compel arbitration, order certifying the class action, and order enjoining the Company’s enforcement of its arbitration agreement. The Ninth Circuit issued its rulings on those appeals on September 25, 2018, finding that the Company’s arbitration agreements were enforceable and accordingly, decertified the O’Connor class and remanded the case to the district court for further proceedings. Filed on June 2, 2014 in the Massachusetts Suffolk County Superior Court, the Yucesoy action is a class action against the Company on behalf of all Driver Partners in Massachusetts and seeks damages based on independent contractor misclassification, tips law violations and tortious interference with contractual and/or advantageous relations. Plaintiffs filed an amended complaint in the Yucesoy action on March 30, 2018 adding new class representatives, to which the Company filed a motion to compel arbitration and/or dismiss the action on April 26, 2018. On March 11, 2019, the parties entered into a Settlement Agreement which provides that the Company will pay $20 million to settle the O’Connor and Yucesoy actions. The proposed settlement does not require the Company to start classifying Driver Partners as employees in California or Massachusetts and does not include those Driver Partners who are subject to arbitration. Plaintiffs filed a motion with the United States District Court for the Northern District of California seeking court approval of the settlement agreement. The motion for preliminary approval of the parties’ settlement agreement was heard on March 21, 2019, and preliminary approval was granted subject to certain conditions. The final approval hearing is set for July 18, 2019.
In May 2019, agreements were reached with certain Driver Partners in California and Massachusetts bound by arbitration to resolve similar classification claims. Refer to Note 17 - Subsequent Events for further information.

State Unemployment Taxes
In December 2016, following an audit opened in 2014 investigating whether Driver Partners were independent contractors or employees, the Company received a Notification of Assessment from the Employment Development Department, State of California, for payroll tax liabilities. The notice retroactively imposed various payroll tax liabilities on the Company, including unemployment insurance, employment training tax, state disability insurance, and personal income tax. The Company has filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board appealing the assessment.
Google v. Levandowski & Ron; Google v. Levandowski
On October 28, 2016, Google filed arbitration demands against each of Anthony Levandowski and Lior Ron, former employees of Google, alleging breach of their respective employment agreements with Google, fraud and other state law violations (due to soliciting Google employees and starting a new venture to compete with Google’s business in contravention of their respective employment agreements). Google seeks damages, injunctive relief, and restitution. The arbitration hearing was held from April 30 to May 11, 2018. On March 26, 2019, the arbitration panel issued an interim award, finding against each of Google’s former employees and awarding $127 million against Anthony Levandowski and $1 million for which both Anthony Levandowski and Lior Ron are jointly and severally liable. Pursuant to a contractual obligation, Uber is indemnifying both employees with respect to certain claims. Whether Uber is ultimately responsible for such indemnification, however, depends on the exceptions and conditions set forth in the indemnification agreement. Uber is not a party to either of these arbitrations.
Taiwan Regulatory Fines
Prior to the Company adjusting and re-launching its operating model in April 2017 to a model where government-approved rental companies provide transport services to Riders, Driver Partners in Taiwan and Uber Taiwan have been fined by Taiwan’s Ministry of Transportation and Communications in significant numbers across Taiwan. On January 6, 2017, a new Highways Act came into effect in Taiwan which increased maximum fines from New Taiwan Dollar (“NTD”) 150,000 to NTD 25 million per offense. The Company suspended its service in Taiwan from February 10, 2017 to April 12, 2017, but a number of these fines were issued to Uber Taiwan in connection with rides that took place in January and February 2017 prior to the suspension. These fines have remained outstanding while Uber appeals the tickets through the courts. Beginning in July 2018, the Taiwan Supreme Court issued a number of positive rulings in which it rejected the government’s approach of issuing one ticket per ride. The Taiwan government continues to appeal these rulings to the Supreme Court.
Copenhagen Criminal Prosecution
In May 2017, the Danish police announced that they would use tax data about Driver Partners obtained from the Dutch tax authorities to prosecute Driver Partners for unlicensed taxi traffic. The tax data covers calendar years 2015 and prior. The prosecutor indicted four Driver Partners as test cases which have been heard by the Copenhagen City Court, the Appeal Court and finally the Supreme Court. In addition, on October 6, 2017, the Company has been preliminary charged with aiding and abetting illegal taxi traffic in 2015. In September 2018, the Danish Supreme Court ruled on these test cases that the Driver Partners were carrying out illegal taxi operations and fined them in the total amount of their earnings from performing ridesharing services. The Court also confirmed that the use of the relevant tax data obtained from the Dutch tax authorities was validly used as evidence in the prosecutions and was used to assess the fines payable.
In January 2018, the Company received another request from the Danish tax authorities through the Dutch tax authorities to disclose tax data about Driver Partners for years 2016 and 2017. Such tax data for years 2016 to 2017 has subsequently been provided by the Company to the Danish tax authorities.
On May 29, 2018, the Company received another set of indictment papers from the Danish prosecutor. On February 19, 2019, the Company was informed by the Danish prosecutor that it has issued a request for legal aid to the Danish prosecutor to serve additional indictment papers, relating to the Company’s activity in Denmark in 2016 and 2017. On May 13, 2019, the Company was notified by the Dutch tax authorities that data related to the Company’s activity in Denmark in 2016 and 2017 could not be used by Danish authorities for the purpose of attempting to establish fraud in connection with taxi licenses. The Company has not operated these services in Denmark since 2017 and currently does not have operations in Denmark.
Malden Transportation v. Uber Technologies, Inc.
Seven consolidated actions were filed in the United District Court for the District of Massachusetts by taxi medallion owners Malden Transportation, Inc., Anoush Cab, Inc., Dot Ave Cab, Inc., Gill & Gill, Inc., Max Luc Taxi, Inc., Sycoone Taxi, Inc., Taxi Maintenance, Inc. in late 2016 and early 2017 against the Company alleging unfair competition violations (on the grounds that the Company failed to comply with local taxi laws), as well as state and federal antitrust violations (on the grounds that the Company prices trips below cost in order to achieve a monopoly). Antitrust claims were dismissed, but the unfair competition claims remain. The parties have completed fact and expert discovery. On May 15, 2019, Uber reached a tentative settlement with the plaintiffs in six of the seven actions, subject to negotiation of specific terms and execution of a settlement agreement. The Company currently anticipates that trial of the seventh action (Anoush Cab, Inc.) will proceed on July 15, 2019. A pre-trial conference is currently set for July 10, 2019.
Swiss Social Security Reclassification
Several Swiss government bodies currently classify Driver Partners as employees of Uber Switzerland for social security purposes. A number of such decisions have been made by these governmental bodies. The Company is challenging each of them. The Cantonal Court of Zurich issued a ruling with regard to certain test cases on July 20, 2018. The court canceled the decisions on the grounds that certain decisions were made against the Company’s Swiss local entity without proof that there is a contractual relationship between the Company’s Swiss local entity and the Driver Partners (who actually contract with Uber B.V.). This ruling was not appealed and the court is investigating who the employer is by asking the Company questions about the relationships between the Driver Partners and the various Company entities. The Company is cooperating with these investigations. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be estimated.
Non-Income Tax Matters
The Company accounts for contingencies related to non-income tax matters and is under audit by various domestic and foreign tax authorities with regard to such matters. The subject matter of these contingent liabilities and non-income tax audits primarily arises from the Company’s transactions with its Driver Partners, as well as the tax treatment of certain employee benefits and related employment taxes. In jurisdictions with disputes connected to transactions with Driver Partners, disputes involve the applicability of transactional taxes (such as sales, value added and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such Driver Partners. The Company believes these disputes and audits are without merit and is defending itself vigorously. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.
Other Legal and Regulatory Matters
The Company has been subject to various government inquiries and investigations surrounding the legality of certain of the Company’s business practices, compliance with global regulatory requirements, such as antitrust and Foreign Corrupt Practices Act requirements, data protection and privacy laws, and the infringement of certain intellectual property rights. The Company has investigated many of these matters and is implementing a number of recommendations to its managerial, operational and compliance practices, as well as strengthening its overall governance structure. In many cases, the Company is unable to predict the outcomes and implications of these inquiries and investigations on the Company’s business which could be time consuming, costly to investigate and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact the Company’s business, reputation, financial condition and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
Indemnifications
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its activities or non-compliance with certain representations and warranties made by the Company. In addition, the Company has entered into indemnification agreements with its officers, directors, and certain current and former employees, and its certificate of incorporation and bylaws contain certain indemnification obligations. It is not possible to determine the maximum potential loss under these indemnification provisions / obligations because of the unique facts and circumstances involved in each particular situation.
Note 15 - Variable Interest Entities ("VIEs")
Consolidated VIE
As of December 31, 2017, the Company consolidated a VIE entity as it had an option to acquire all the outstanding membership interests in the entity and had the obligation to fully fund the entity’s operations. In 2018, the Company exercised its option. Under an amended agreement, and upon satisfaction of certain closing conditions associated with exercising its option, the Company created a new majority-owned subsidiary, Uber Freight. Refer to Note 16 - Non-Controlling Interest for further information. Total assets included on the condensed consolidated balance sheets for this VIE as of December 31, 2018 and March 31, 2019 were $115 million and $119 million, respectively. Total liabilities included on the condensed consolidated balance sheets for this VIE as of December 31, 2018 and March 31, 2019 were not material.

Unconsolidated VIE
Mission Bay 3 & 4
The Mission Bay 3 & 4 joint venture (“JV”) refers to Event Center Office Partners, LLC (“ECOP”), a joint venture entity established in March 2018, by Uber and two companies (“LLC Partners”) to manage the operation of two office buildings owned by two ECOP wholly-owned subsidiaries. The Company contributed $136 million cash in exchange for a 45% interest in ECOP. Each of the two LLC Partners owns 45% and 10%, respectively. The amount of contributed cash was recorded as an investment for $136 million as of March 31, 2019. The remaining construction costs will be funded through a construction loan obtained by ECOP where the Company together with the two LLC Partners guarantee payments and performance of the loan when it becomes due and any payment of costs incurred by the lender under limited situations. The maximum collective guarantee liability is up to $50 million.
The Company evaluated the nature of its investment in ECOP and determined that ECOP is a VIE during the construction period; however, the Company is not the primary beneficiary as decisions are made jointly between parties and therefore does not have the power to direct activities that most significantly impact the VIE. The Company will reevaluate if ECOP meets the definition of a VIE upon specific reconsideration events, including completion of construction.
The maximum exposure to loss represents the potential loss recognized by the Company relating to these unconsolidated entities. The Company believes that its maximum exposure to loss is limited because it is a member of the limited liability company. The Company’s maximum exposure to loss differs from the carrying value of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIE and is limited to the investment balances and notional amounts of guarantees. As of December 31, 2018 and March 31, 2019, the carrying amount of assets and liabilities recognized on the condensed consolidated balance sheets related to the Company’s interests in unconsolidated VIEs and the Company’s maximum exposure to loss relating to unconsolidated VIEs was as follows (in millions):

	As of
	December 31, 2018	March 31, 2019
Investment	$78	$136
Additional cash contribution	58	—
Limited guarantee	50	50
Maximum exposure to loss	$186	$186

Uber has significant influence over ECOP and accounts for its investment in ECOP under the equity method. No equity earnings have been recognized as of March 31, 2019, since the sole activity of the ECOP consists of construction of the assets and costs incurred are capitalized. Once construction is complete, at each reporting period, the Company will adjust the carrying value of its investment to reflect its proportionate share of ECOP’s income or loss, and any impairments, with a corresponding credit or debit, respectively, to loss from equity method investment, net of tax in the condensed consolidated statements of operations. As of March 31, 2019, the Company determined that no impairment of its equity method investments existed.
Note 16 - Non-Controlling Interest
Non-controlling interest is classified in mezzanine equity as it is redeemable on an event that is not solely in the control of the Company. The non-controlling interest is redeemable at fair value beginning at future dates at the holders’ option and prior to the occurrence of certain events. The non-controlling interest is not remeasured to fair value because it is currently not probable that the non-controlling interest will become redeemable because of the likelihood of occurrence of certain events that would prevent it from becoming redeemable. If the non-controlling interest becomes probable of being redeemable, the Company will remeasure the non-controlling interest with changes in the carrying value recognized in additional paid-in capital.
As of March 31, 2019, the Company owned 89% of the issued and outstanding capital stock of its subsidiary that operates its Uber Freight offering, or 80% on a fully-diluted basis if all shares reserved for issuance under the Company’s Uber Freight employee incentive plan were issued and outstanding. As of March 31, 2019, no equity awards under the Uber Freight employee incentive plan had been granted. As of March 31, 2019, the Company owned 100% of the issued and outstanding capital stock of its subsidiary that operates its JUMP e-bike and e-scooter products, or 81% on a fully-diluted basis if all shares reserved for issuance under its JUMP employee incentive plan were issued and outstanding. As of March 31, 2019, stock options with a service-based vesting condition over four years equaling 11% of the fully-diluted capitalization of the Company’s subsidiary that operates its JUMP e-bike and e-scooter products were granted to certain of the Company’s employees who were former JUMP senior management.
The minority stockholders of the Company’s subsidiaries that operate each of its Uber Freight offering and its JUMP e-bike and e-scooter products, including any holders of equity awards issued under the employee equity incentive plans and employees who hold fully vested shares, have put rights to sell certain of their equity interests at fair market value at specified periods of time that terminates upon the earliest of the closing of a liquidation transaction or an IPO of the subsidiary. If the put rights are exercised prior to the Company’s IPO and before the subsidiary’s IPO, the put right would be satisfied in cash. This will result in a decrease in the non-controlling interest outstanding and a decrease to cash. Should the put rights be exercised subsequent to the Company’s IPO, the put rights can be satisfied in either cash, Uber stock, or a combination of cash and Uber stock based upon the Company’s election.
In April 2019, the JUMP employee incentive plan was terminated and the JUMP subsidiary became a wholly-owned subsidiary of the Company. All unvested and unexercised equity awards under the terminated JUMP employee incentive plan were canceled.
On May 14, 2019, the Company completed its IPO. The Uber Freight put rights were not exercised prior the Company’s IPO. Refer to Note 17 - Subsequent Events for further information on the JUMP employee incentive plan termination and the Company’s IPO.
The Company attributes the pro rata share of the Uber Freight and JUMP subsidiaries’ net income or loss to the redeemable non-controlling interests based on the outstanding ownership of the minority shareholders during the period.
Note 17 - Subsequent Events
ATG Investment
In April 2019, the Company entered into a preferred unit purchase agreement with affiliates of SoftBank Vision Fund (“SoftBank”), Toyota Motor Corporation (“Toyota”), and DENSO Corporation (“DENSO” and together with SoftBank and Toyota, the “ATG Investors”). Pursuant to the preferred unit purchase agreement, the ATG Investors will invest an aggregate of $1.0 billion in a newly formed corporate parent entity for the Company’s Advanced Technologies Group (“ATG”) in exchange for preferred units of ATG collectively representing approximately a 14% ownership interest in ATG on a fully diluted basis. The Company agreed to contribute certain of its subsidiaries and all assets and liabilities primarily related to its autonomous vehicle technologies, (excluding liabilities arising from certain indemnification obligations related to the Levandowski arbitration and any remediation costs associated with certain obligations that may arise as a result of the Waymo settlement), in exchange for common units of ATG representing approximately an 86% ownership interest in ATG on a fully diluted basis. The preferred units held by each of the ATG Investors will receive an annual dividend of 4.5%, which will be payable in cash or accrete to the holder of preferred units, at ATG’s election. The closing of the transaction is subject to certain closing conditions and is expected to occur in July 2019. The Company and Softbank also agreed to put and call obligations with respect to SoftBank’s preferred units (priced at the greater of (i) cost plus any accrued and unpaid dividends and (ii) the then fair market value of the preferred units) if ATG has not gone public or been sold as of the seventh anniversary of the closing of the transaction. If the Company is a publicly traded company as of the seventh anniversary of the closing of transaction, the Company has the option to satisfy all, or a portion of, its put and call obligations with shares of its common stock and any remainder will be satisfied in cash. If the Committee on Foreign Investment in the United States blocks or unwinds the ATG Collaboration Agreement (described below) or requires mitigation measures that materially and adversely affect the strategic benefits of the ATG Collaboration Agreement, the ATG Investors will each have the right to require ATG to redeem some or all of its preferred units at a price equal to its respective initial investment amount, which redemption(s) may be satisfied in cash or in exchange for shares of the Company’s common stock if a cash redemption would have a material and adverse impact on ATG.
In addition to the unit purchase agreement, the Company has entered into a joint collaboration agreement with Toyota, DENSO, and ATG with respect next-generation self-driving hardware and the development of self-driving vehicles leveraging technology from each of the parties (the “ATG Collaboration Agreement”), which will be effective as of the closing of the transaction. Pursuant to the ATG Collaboration Agreement, ATG and Toyota will agree on development plans, and thereafter Toyota will contribute to ATG up to an aggregate of $300 million in cash over six semi-annual installments to fund the ongoing activities contemplated under the ATG Collaboration Agreement.
Driver Appreciation Reward
In April 2019, the Company paid approximately $300 million one-time incentive payment to Driver Partners who met certain criteria. The incentive payment was accounted for as a Driver incentive in the second quarter of 2019.
PayPal, Inc. (“PayPal”) Private Placement
On May 16, 2019, the Company closed a private placement by PayPal, Inc. in which it issued and sold 11 million shares of its common stock at a purchase price of $45.00 per share and received aggregate proceeds of $500 million. Additionally, PayPal and the Company agreed to extend their global partnership including a commitment to jointly explore certain commercial collaborations.
Termination of JUMP’s 2018 Equity Incentive Plan (“JUMP Plan”)
In April 2019, the JUMP employee incentive plan was terminated and the JUMP subsidiary became a wholly-owned subsidiary of the Company. All unvested and unexercised equity awards under the terminated JUMP employee incentive plan were canceled. Certain JUMP employees who held such unvested and unexercised equity awards under the terminated JUMP employee incentive plan received grants of the Company’s RSUs pursuant to the 2013 Plan. The fair value of the RSU grants and the impact on the Company’s financial statements were not material.

Agreements to Resolve Arbitration Demands related to O’Connor, et al., v. Uber Technologies, Inc. and Yucesoy v. Uber Technologies, Inc., et al.
In May 2019, the Company reached agreements to resolve independent contractor misclassification claims of Driver Partners in California and Massachusetts that have filed (or expressed an intention to file) arbitration demands. Under the agreements, certain Driver Partners are eligible for settlement payments, subject to a threshold number of the covered Driver Partners entering into individual settlement agreements. The Company anticipates the aggregate amount of payments to Driver Partners under these individual settlement agreements, together with attorneys’ fees, will fall within an approximate range of $146 million to $170 million. As of December 31, 2018 and March 31, 2019, the Company had reserved $132 million for this matter.
Initial Public Offering
On May 14, 2019, the Company closed its IPO, in which it issued and sold 180 million shares of its common stock. The price was $45.00 per share. The Company received net proceeds of approximately $8.0 billion from the IPO after deducting underwriting discounts and commissions of $106 million and offering expenses. Upon closing of the IPO: i) all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock; ii) holders of the 2021 Convertible Notes and the 2022 Convertible Notes elected to convert all outstanding notes into 94 million shares of common stock; and, iii) an outstanding warrant which became exercisable upon the closing of the IPO was exercised to purchase 0.2 million shares of common stock. In addition, the Company will recognize a gain of approximately $350 million upon conversion of the 2021 and 2022 Convertible Notes during the second quarter of 2019.
Total outstanding shares after closing of the IPO and after conversion of all shares of the Company’s outstanding redeemable convertible preferred stock, 2021 Convertible Notes and 2022 Convertible Notes, and the exercise of the common stock warrant were approximately 1.6 billion at May 14, 2019.
The underwriters have an over-allotment option, exercisable for 30 days from the date of the Prospectus, to purchase up to 27 million additional shares of common stock from the selling stockholders identified in the Prospectus at the public offering price, less underwriting discounts and commissions. The underwriters may exercise this option solely for the purpose of covering over-allotments, if any, made in connection with the offering of the shares of common stock offered by the Prospectus.
Upon the May 9, 2019 effective date, the Company recognized $3.6 billion of stock-based compensation expense. To meet the related tax withholding requirements, the Company withheld 29 million of the 76 million shares of common stock issued. Based on the IPO public offering price of $45.00 per share, the tax withholding obligation was $1.3 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 13, 2019 (“the Prospectus”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus.
Overview
Our mission is to ignite opportunity by setting the world in motion.
We are a technology company that is powering movement in countries around the world, principally in the United States and Canada, Latin America, Europe, the Middle East, and Asia (excluding China). The foundation of our platform is our massive network, leading technology, operational excellence, and product expertise. Together, these elements power movement.
Financial and Operational Highlights

	Three Months Ended March 31,
(in millions, except per share amounts, and percentages)	2018	2019	% Change
Gross Bookings(1)	$10,893	$14,649	34%
Monthly Active Platform Consumers (“MAPCs”)(1)	70	93	33%
Trips(1)	1,136	1,550	36%
Revenue	$2,584	$3,099	20%
Loss from operations	$(478)	$(1,034)	(116)%
Net income (loss) attributable to Uber Technologies, Inc.	$3,748	$(1,012)	**
Diluted net income (loss) per common share	$1.84	$(2.26)	**
Adjusted Net Revenue(2)	$2,423	$2,761	14%
Core Platform Adjusted Net Revenue(1),(2)	$2,383	$2,616	10%
Core Platform Contribution Margin(1)	17.9%	(4.5)%	**
Adjusted EBITDA(1),(2)	$(280)	$(869)	(210)%
(1) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” below for more information.
(2) See the section titled “Reconciliations of Non-GAAP Financial Measures” below for more information and reconciliations to the most directly comparable GAAP financial measure
** Percentage not meaningful.
Initial Public Offering
On May 9, 2019, our registration statement on Form S-1 (File No. 333-230812) related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on the New York Stock Exchange (“NYSE”) on May 10, 2019. Our IPO closed on May 14, 2019. As a result, our condensed consolidated financial statements as of March 31, 2019 do not reflect the impact of our IPO. For additional information, see Note 17 - Subsequent Events to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Certain Key Metrics and Non-GAAP Financial Measures
Unless otherwise noted, all of our key metrics exclude historical results from China, Russia/CIS, and Southeast Asia, geographies where we previously had operations and where we now participate solely through our minority-owned affiliates.
Adjusted EBITDA and Core Platform Adjusted Net Revenue are non-GAAP financial measures. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and a reconciliation of these measures to the most directly comparable GAAP financial measures, please see the section titled “Reconciliations of Non-GAAP Financial Measures.”

•
Gross Bookings. We define Gross Bookings as the total dollar value, including any applicable taxes, tolls, and fees, of Ridesharing and New Mobility rides, Uber Eats meal deliveries, and amounts paid by Uber Freight shippers, in each case without any adjustment for consumer discounts and refunds, Driver and restaurant earnings, and Driver incentives. Gross Bookings do not include tips earned by Drivers. Gross Bookings are an indication of the scale of our current platform, which ultimately impacts revenue.

	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019
Ridesharing:	$6,508	$7,484	$8,200	$9,192	$9,380	$10,166	$10,488	$11,479	$11,446
Uber Eats:	428	588	824	1,118	1,473	1,774	2,111	2,561	3,071
Other Bets:	2	9	21	35	40	72	126	129	132
Gross bookings for the three months ended March 31, 2019 were $14.6 billion, up 34% from $10.9 billion in the same period in 2018. The increase is driven by a 33% increase in MAPCs and a 36% increase in Trips primarily driven by our Ridesharing and Uber Eats offerings.

•
Monthly Active Platform Consumers. MAPCs is the number of unique consumers who completed a Ridesharing or New Mobility ride or received an Uber Eats meal on our platform at least once in a given month, averaged over each month in the quarter. We use MAPCs to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the countries in which we operate.

MAPCs for the three months ended March 31, 2019 were 93 million, up 33%, from 70 million during the same period in 2018. Our growth in MAPCs is driven by increased adoption in existing cities and expansion into new cities and product offerings.

•
Trips. We define Trips as the number of completed consumer Ridesharing or New Mobility rides and Uber Eats meal deliveries in a given period. For example, an UberPOOL ride with three paying consumers represents three unique Trips, whereas an UberX ride with three passengers represents one Trip. We believe that Trips are a useful metric to measure the scale and usage of our platform.

Trips for the three months March 31, 2019 were 1.6 billion, up 36% from the 1.1 billion trips in the same period in 2018. Our Trip growth was driven by a 33% growth in MAPCs due to increased engagement and expansion into new cities and product offerings on our platform.

•
Core Platform Adjusted Net Revenue. We define Core Platform Adjusted Net Revenue as Core Platform revenue less (i) excess Driver incentives and (ii) Driver referrals. We believe that Core Platform Adjusted Net Revenue is informative of our Core Platform top line performance because it measures the total net financial activity generated by our Core Platform after taking into account all Driver and restaurant earnings, Driver incentives, and Driver referrals. Excess Driver incentives are recorded in cost of revenue, exclusive of depreciation and amortization, and Driver referrals are recorded in sales and marketing expenses. These amounts largely depend on our business decisions based on market conditions. We include the impact of these amounts in Core Platform Adjusted Net Revenue to evaluate how increasing or decreasing incentives would impact our Core Platform top line performance, and the overall net financial activity between us and our customers, which ultimately impacts our Core Platform Take Rate, which is calculated as Core Platform Adjusted Net Revenue as a percentage of Core Platform Gross Bookings. Core Platform Adjusted Net Revenue is lower than Core Platform revenue in all reported periods. See the section titled “Reconciliations of Non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP financial measure.

Core Platform Contribution Margin. Core Platform Contribution Margin is defined as Core Platform Contribution Profit (Loss) as a percentage of Core Platform Adjusted Net Revenue. Core Platform Contribution Margin demonstrates the margin that we generate after direct expenses. We believe that Core Platform Contribution Margin is a useful indicator of the economics of our Core Platform, as it does not include indirect unallocated research and development and general and administrative expenses (including expenses for Advanced Technologies Group (“ATG”) and Other Technology Programs). See the section titled “Segment Results of Operations” for additional information regarding our segments.

	Three Months Ended March 31,
(in millions, except percentages)	2018	2019	% Change
Core Platform Adjusted Net Revenue	$2,383	$2,616	10%
Core Platform Contribution Margin	18%	(4)%
Core Platform Adjusted Net Revenue
Core Platform Adjusted Net Revenue for the three months ended March 31, 2019 was $2.6 billion, up 10% from $2.4 billion in the same period in 2018. The overall increase in Core Platform Adjusted Net Revenue is driven by increased Ridesharing and Uber Eats Trips and Gross Bookings. Our Core Platform Take Rate was 18% for the three months ended March 31, 2019 compared to 21% for the same period in 2018. The decline of our Core Platform Take Rate is due to increased investments within our Core Platform due to expansion and competition.
Core Platform Contribution Margin
Core Platform Contribution Margin for the three months ended March 31, 2019 was (4)% compared to 18% for the same period in 2018. The overall decrease in our Core Platform Contribution Margin was primarily related to a decline in our Core Platform Take Rate and an increase in sales and marketing expenses as we continue to invest within our Core Platform due to expansion and competition.

•
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net income (loss) attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended March 31,
(in millions, except percentages)	2018	2019	% Change
Adjusted EBITDA	$(280)	$(869)	(210)%
Adjusted EBITDA loss for the three months ended March 31, 2019 was $869 million and $280 million for the same period in 2018. The overall increase in Adjusted EBITDA loss is driven by increased investment in our Core Platform and Other Bets segments.
Reconciliations of Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business and assess our performance. In addition to revenue, net income (loss), loss from operations, and other results under GAAP, we use Adjusted Net Revenue and Adjusted EBITDA, which are described below, to evaluate our business. We have included these non-GAAP financial measures because they are key measures used by our management to evaluate our operating performance. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. Our calculation of these non-GAAP financial measures may differ from similarly-titled non-GAAP measures, if any, reported by our peer companies. These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.
Adjusted Net Revenue
We define Adjusted Net Revenue as revenue less (i) excess Driver incentives and (ii) Driver referrals. We define Core Platform Adjusted Net Revenue as Core Platform revenue less (i) excess Driver incentives and (ii) Driver referrals. We believe that these measures are informative of our top line performance because they measure the total net financial activity reflected in the amount earned by us after taking into account all Driver and restaurant earnings, Driver incentives, and Driver referrals. Adjusted Net Revenue is lower than revenue in all reported periods.
Excess Driver incentives refer to cumulative payments, including incentives but excluding Driver referrals, to a Driver that exceed the cumulative revenue that we recognize from a Driver with no future guarantee of additional revenue. Cumulative payments to a Driver could exceed cumulative revenue from a Driver as a result of Driver incentives or when the amount paid to a Driver for a Trip exceeds the fare charged to the consumer. Further, cumulative payments to Drivers for Uber Eats deliveries historically have exceeded the cumulative delivery fees paid by consumers. Excess Driver incentives are recorded in cost of revenue, exclusive of depreciation and amortization. Driver referrals are recorded in sales and marketing expenses. Management views Driver incentives and Driver referrals as Driver payments in the aggregate, whether they are classified as Driver incentives, excess Driver incentives, or Driver referrals.
These amounts largely depend on our business decisions based on market conditions. We include the impact of these amounts in Adjusted Net Revenue as it is useful to evaluate how increasing or decreasing incentives would impact our top line performance, and the overall net financial activity between us and our customers, which ultimately impacts our Take Rate.
Adjusted Net Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for revenue prepared in accordance with GAAP.
The following tables present reconciliations of Adjusted Net Revenue and Core Platform Adjusted Net Revenue to the most directly comparable GAAP financial measures for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2018	2019
Adjusted Net Revenue reconciliation:
Revenue	$2,584	$3,099
Deduct:
Excess Driver incentives	(129)	(303)
Driver referrals	(32)	(35)
Adjusted Net Revenue	$2,423	$2,761

Core Platform Adjusted Net Revenue reconciliation(1):
Core Platform revenue	$2,544	$2,954
Deduct:
Excess Driver incentives	(129)	(303)
Driver referrals	(32)	(35)
Core Platform Adjusted Net Revenue	$2,383	$2,616
(1) Core Platform Adjusted Net Revenue includes Ridesharing Adjusted Net Revenue, Uber Eats Adjusted Net Revenue, and Other Core Platform Adjusted Net Revenue. Other Core Platform Adjusted Net Revenue, which primarily consists of revenue associated with our Vehicle Solutions activities, does not include any excess Driver incentives or Driver referrals and is equal to GAAP Other Core Platform revenue in all periods.
The comparability of the results for the periods presented above was impacted by our 2018 Divested Operations. The 2018 Divested Operations decreased Adjusted Net Revenue by $5 million during the first quarter of 2018 due to excess Driver incentives and Driver referrals for the 2018 Divested Operations being greater than revenue for the 2018 Divested Operations in the period.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), excluding (i) income (loss) from discontinued operations, net of income taxes, (ii) net income (loss) attributable to redeemable non-controlling interest, net of tax (iii) provision for (benefit from) income taxes, (iv) income (loss) from equity method investment, net of tax, (v) interest expense, (vi) other income (expense), net, (vii) depreciation and amortization, (viii) stock-based compensation expense, (ix) certain legal, tax, and regulatory reserves and settlements, (x) asset impairment/loss on sale of assets, (xi) acquisition and financing related expenses, and (xii) restructuring charges.
We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and certain variable charges.
Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•
Adjusted EBITDA excludes certain recurring, non-cash charges, such as depreciation of property and equipment and amortization of intangible assets, and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect all cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•
Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;

•	Adjusted EBITDA does not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;

•
Adjusted EBITDA does not reflect the components of other income (expense), net, which includes interest income, foreign currency exchange gains (losses), net, gain on divestitures, gain on debt and equity securities, net, and change in fair value of embedded derivatives; and

•	Adjusted EBITDA excludes certain legal, tax, and regulatory reserves and settlements that may reduce cash available to us.
 The following table presents a reconciliation of net income (loss) attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2018	2019
Adjusted EBITDA reconciliation:
Net income (loss) attributable to Uber Technologies, Inc.	$3,748	$(1,012)
Add (deduct):
Net income (loss) attributable to non-controlling interest, net of tax	—	(4)
Provision for (benefit from) income taxes	576	19
(Income) loss from equity method investment, net of tax	3	6
Interest expense	132	217
Other (income) expense, net	(4,937)	(260)
Depreciation and amortization	88	146
Stock-based compensation expense	63	11
Asset impairment/loss on sale of assets	32	8
Acquisition and financing related expenses	15	—
Adjusted EBITDA	$(280)	$(869)
The comparability of the results for the periods presented above was impacted by our 2018 Divested Operations. The 2018 Divested Operations decreased net income (loss) attributable to Uber Technologies, Inc. by $102 million during the first quarter of 2018.
Components of Results of Operations
Revenue
We generate substantially all of our revenue from fees paid by Drivers and restaurants for use of our platform. We have concluded that we are an agent in these arrangements as we arrange for other parties to provide the service to the end-user. Under this model, revenue is net of Driver and restaurant earnings and Driver incentives. We act as an agent in these transactions by connecting consumers to Drivers and restaurants to facilitate a Trip or meal delivery service.
Core Platform

•
Ridesharing. We generate Ridesharing revenue from service and booking fees paid by Drivers for the use of our platform to connect with consumers in need of transportation and complete Ridesharing services.

•
Uber Eats. We generate Uber Eats revenue from service fees paid by restaurants and Drivers for use of our platform to provide a meal or complete a meal delivery. The service fee paid by restaurants is a percentage of the meal price. The service fee paid by Drivers is the difference between the delivery fee amount paid by the consumer and the amount earned by the Driver. The delivery fee paid by consumers has historically been less than the amount paid to Drivers, and the amount earned by Drivers is based on actual time and distance required for the meal delivery.

•
Other. Core Platform revenue also includes other revenue. Other revenue primarily consists of revenue associated with our Vehicle Solutions activities. As a part of this business, we lease or rent vehicles to third parties who could potentially use these vehicles to provide Ridesharing or Uber Eats services through our platform. In the second half of 2017, we stopped purchasing vehicles. The remaining assets of our Vehicle Solutions activities were classified as held for sale as of December 31, 2018. We expect Vehicle Solutions revenue to decrease in future periods and do not anticipate that those activities will generate a significant portion of our revenue in the foreseeable future. In January 2019, we sold our rental car business in Singapore, which owned substantially all of our remaining Vehicle Solutions vehicles.

Other Bets

•
Uber Freight. Other Bets primarily consists of Uber Freight, which we publicly launched in 2017. We generate revenue from our Uber Freight offerings from shippers that pay us a pre-determined fee for each shipment to use our brokerage service.

•	New Mobility. We introduced New Mobility in 2018. Revenue is generated through fees charged to consumers for a ride on a dockless e-bike or e-scooter.
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Revenue Recognition” and “Note 1 - Description of Business and Summary of Significant Accounting Policies - Revenue Recognition” to our audited consolidated financial statements included in our Prospectus.

Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue, exclusive of depreciation and amortization, consists primarily of Core Platform insurance expenses, credit card processing fees, hosting and co-located data center expenses, mobile device and service expenses, amounts related to fare chargebacks and other credit card losses, excess Driver incentives, and costs incurred with carriers for Uber Freight transportation. Core Platform insurance expenses include coverage for auto liability, general liability, uninsured and underinsured motorist liability, and auto physical damage related to our Ridesharing products and Uber Eats offering. Excess Driver incentives are primarily related to our Ridesharing products in emerging markets and our Uber Eats offering.
We expect that cost of revenue, exclusive of depreciation and amortization, will increase on an absolute dollar basis for the foreseeable future to the extent we continue to see growth on the platform. As trips increase, we expect related increases for insurance costs, credit card processing fees, hosting and co-located data center expenses, and other cost of revenue, exclusive of depreciation and amortization. Cost of revenue, exclusive of depreciation and amortization, may vary as a percentage of revenue from period to period based on our investments in our Core Platform, including excess Driver incentives, and our Uber Freight offering and New Mobility products, each of which have higher costs as a percentage of revenue than our Core Platform products, as we are the principal in these arrangements, as well as the cost of scooters, which are expensed once placed in service.
Operations and Support
Operations and support expenses consist primarily of compensation expenses, including stock-based compensation to employees who support operations in cities, Driver operations employees, community management employees, and platform user support representatives, as well as costs for allocated overhead and those associated with Driver background checks.
We expect that operations and support expenses will increase on an absolute dollar basis for the foreseeable future as we continue to grow our operations and hire additional employees and platform user support representatives. To the extent we are successful in becoming more efficient in supporting platform users, we would expect operations and support expenses as a percentage of revenue to decrease over the long term.
Sales and Marketing
Sales and marketing expenses consist primarily of compensation expenses, including stock-based compensation to sales and marketing employees, advertising expenses, expenses related to consumer acquisition and retention, including consumer discounts, promotions, refunds, and credits, Driver referrals, and allocated overhead. We expense advertising and other promotional expenditures as incurred.
We expect that sales and marketing expenses will increase on an absolute dollar basis and vary from period to period as a percentage of revenue for the foreseeable future as we plan to continue to invest in sales and marketing to grow the number of platform users and increase our brand awareness. The trend and timing of our brand marketing expenses will depend in part on the timing of marketing campaigns.
Research and Development
Research and development expenses consist primarily of compensation expenses for engineering, product development, and design employees, including stock-based compensation, expenses associated with ongoing improvements to, and maintenance of, our platform offerings, and ATG and Other Technology Programs development expenses, as well as allocated overhead. We expense substantially all research and development expenses as incurred.
We expect that research and development expenses will increase on an absolute dollar amount basis and vary from period to period as a percentage of revenue for the foreseeable future as we continue to invest in research and development activities relating to ongoing improvements to and maintenance of our platform offerings, as well as ATG, Other Technology Programs, and other research and development programs, including the hiring of engineering, product development, and design employees to support these efforts.
General and Administrative
General and administrative expenses consist primarily of compensation expenses, including stock-based compensation, for executive management and administrative employees, including finance and accounting, human resources, and legal, as well as facilities and general corporate, and director and officer insurance expenses. General and administrative expenses also include legal settlements.
We expect that general and administrative expenses will increase on an absolute dollar basis and vary from period to period as a percentage of revenue for the foreseeable future as we focus on processes, systems, and controls to enable our internal support functions to scale with the growth of our business. We expect to incur additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services.
Depreciation and Amortization
Depreciation and amortization consists of all depreciation and amortization expenses associated with our property and equipment and acquired intangible assets. Depreciation includes expenses associated with buildings, site improvements, computer and network equipment, leased vehicles, furniture, fixtures, and dockless e-bikes, as well as leasehold improvements. Amortization includes expenses associated with our capitalized internal-use software and acquired intangible assets.
We expect that depreciation and amortization expenses will increase on an absolute dollar basis as we continue to build out our data center and network infrastructure and build new office locations.
Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount.
Other Income (Expense), Net
Other income (expense), net includes the following items:

•	Interest income, which consists primarily of interest earned on our cash and cash equivalents and restricted cash and cash equivalents.

•	Gain on divestitures, which consists of gain on sale of divested operations.

•	Gain on debt and equity securities, net, which consists primarily of gains from fair value adjustments relating to our investments such as our investment in Didi.

•
Foreign currency exchange gains (losses), net, which consist primarily of remeasurement of transactions and monetary assets and liabilities denominated in currencies other than the functional currency at the end of the period.

•	Change in fair value of embedded derivatives, which consists primarily of gains and losses on embedded derivatives related to our Convertible Notes.

•	Other, which consists primarily of changes in the fair value of warrants and income from forfeitures of warrants.
Provision for (Benefit from) Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of our deferred tax assets, and liabilities and changes in tax laws.
Equity Method Investment, Net of Tax
Equity method investment, net of tax includes the results of our share of income or loss from our Yandex.Taxi joint venture.
Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended March 31,
	2018	2019
Condensed Consolidated Statements of Operations:
Revenue	$2,584	$3,099
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,156	1,681
Operations and support	372	434
Sales and marketing	677	1,040
Research and development	340	409
General and administrative	429	423
Depreciation and amortization	88	146
Total costs and expenses	3,062	4,133
Loss from operations	(478)	(1,034)
Interest expense	(132)	(217)
Other income (expense), net	4,937	260
Income (loss) before income taxes and loss from equity method investment	4,327	(991)
Provision for income taxes	576	19
Loss from equity method investment, net of tax	(3)	(6)

Net income (loss) including redeemable non-controlling interest	3,748	(1,016)
Less: net loss attributable to redeemable non-controlling interest, net of tax	—	(4)
Net income (loss) attributable to Uber Technologies, Inc.	$3,748	$(1,012)
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2018	2019
Condensed Consolidated Statements of Operations:
Revenue	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	45%	54%
Operations and support	14%	14%
Sales and marketing	26%	34%
Research and development	13%	13%
General and administrative	17%	14%
Depreciation and amortization	3%	5%
Total costs and expenses(1)	118%	133%
Loss from operations	(18)%	(33)%
Interest expense	(5)%	(7)%
Other income (expense), net	191%	8%
Income (loss) before income taxes and loss from equity method investment(1)	167%	(32)%
Provision for income taxes	22%	1%
Loss from equity method investment, net of tax	—%	—%
Net income (loss) including redeemable non-controlling interest	145%	(33)%
Less: net loss attributable to redeemable non-controlling interest, net of tax	—%	—%
Net income (loss) attributable to Uber Technologies, Inc.	145%	(33)%
(1) Totals of percentage of revenues may not foot due to rounding.
Comparison of the Three Months Ended March 31, 2018 and 2019
Revenue

	Three Months Ended March 31,
	2018	2019	% Change

	($ in millions)
Core Platform revenue:
Ridesharing	$2,180	$2,376	9%
Uber Eats	283	536	89%
Other	81	42	(48)%
Total Core Platform revenue	2,544	2,954	16%
Total Other Bets revenue	40	145	263%
Revenue	$2,584	$3,099	20%
Ridesharing revenue for the three months ended March 31, 2019 increased $196 million, or 9%, to $2.4 billion compared to $2.2 billion in the same period in 2018. This increase was attributable to an increase in Ridesharing Gross Bookings (including 2018 Divested Operations) of $1.7 billion, or 17%, compared to the same period in 2018. Ridesharing revenue as a percentage of Ridesharing Gross Bookings decreased from 22% to 21% in the three months ended March 31, 2018 and 2019 respectively. This decrease was primarily due to an increase in Driver incentives.
Uber Eats revenue for the three months ended March 31, 2019 increased $253 million, or 89%, to $536 million compared to $283 million in the same period in 2018. This increase was attributable to an increase in Uber Eats Gross Bookings (including 2018 Divested

Operations) of $1.6 billion, or 106% compared to the same period in 2018. Uber Eats revenue as a percentage of Uber Eats Gross Bookings decreased from 19% to 17% in the three months ended March 31, 2018 and 2019, respectively. The decrease was due to higher courier incentives.
Other revenue for the three months ended March 31, 2019 decreased $39 million, or 48%, to $42 million compared to $81 million in the same period in 2018. The decrease was primarily attributable to a change in strategy away from our vehicle financing activities.
Other Bets revenue for the three months ended March 31, 2019 increased to $145 million compared to $40 million in the same period in 2018. The increase was primarily related to the expansion of our Uber Freight offering.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
	2018	2019	% Change

	($ in millions)
Cost of revenue, exclusive of depreciation and amortization	$1,156	$1,681	45%
Percentage of revenue	45%	54%
Cost of revenue, exclusive of depreciation and amortization, for the three months ended March 31, 2019 increased by $525 million, or 45%, compared to the same period in 2018. This increase was attributable to an increase in Gross Bookings (including 2018 Divested Operations) of 30%, excess Driver incentives and insurance costs primarily related to our Ridesharing products as a result of an increase in miles driven. Excess Driver incentives increased by $174 million to $303 million in the three months ended March 31, 2019 compared to $129 million in the same period in 2018.
Operations and Support

	Three Months Ended March 31,
	2018	2019	% Change

	($ in millions)
Operations and support	$372	$434	17%
Percentage of revenue	14%	14%
Operations and support expenses for the three months ended March 31, 2019 increased by $62 million, or 17%, compared to the same period in 2018. This increase was primarily due to an increase in platform user support operations headcount that resulted in $53 million in increased compensation expenses and allocated facilities expenses related to our expansion into new cities and increased penetration in existing cities.
Sales and Marketing

	Three Months Ended March 31,
	2018	2019	% Change

	($ in millions)
Sales and marketing	$677	$1,040	54%
Percentage of revenue	26%	34%
Sales and marketing expenses for the three months ended March 31, 2019 increased by $363 million, or 54%, compared to the same period in 2018. This increase was primarily due to increased consumer discounts, promotions, refunds, and credits as well as increased consumer advertising and other marketing programs and headcount. Consumer discounts, promotion, refunds, and credits increased $269 million from $319 million for the three months ended March 31, 2018 to $588 million for the three months ended March 31, 2019. Consumer advertising and other marketing programs increased $64 million from $240 million for the three months ended March 31, 2018 to $304 million for the three months ended March 31, 2019. Additionally, headcount increased resulting in $33 million in increased compensation expenses and allocated facilities expenses.

Research and Development

	Three Months Ended March 31,
	2018	2019	% Change

	($ in millions)
Research and development	$340	$409	20%
Percentage of revenue	13%	13%
Research and development expenses for the three months ended March 31, 2019 increased by $69 million, or 20%, compared to the same period in 2018. The increase was primarily due to an increase in research and development headcount resulting in a $88 million increase in compensation and allocated facilities expenses, partially offset by a $39 million decrease in external engineering and research and development equipment spend.
The following table provides a breakout of research and development expenses by major expense type for each of the periods presented (in millions, except percentages):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2019
	Amount	% of Total	Amount	% of Total
ATG and Other Technology Programs	$119	35%	$98	24%
All other research and development expenses	221	65%	311	76%
Total research and development	$340	100%	$409	100%
General and Administrative

	Three Months Ended March 31,
	2018	2019	% Change

	($ in millions)
General and Administrative	$429	$423	(1)%
Percentage of revenue	17%	14%
General and administrative expenses for the three months ended March 31, 2019 decreased $6 million, or 1%, compared to the same period in 2018. The decrease is primarily due to a decrease in asset impairment charges related to our Vehicle Solutions activity and lower legal, tax and regulatory reserves and settlements. The decrease is partially offset by an increase in general and administrative headcount and allocated facilities expenses and an increase in contractors and outside service provider expenses to support the overall growth of our business.
Depreciation and Amortization

	Three Months Ended March 31,
	2018	2019	% Change

	($ in millions)
Depreciation and amortization	$88	$146	66%
Percentage of revenue	3%	5%
Depreciation and amortization for the three months ended March 31, 2019 increased $58 million, or 66%, compared to the same period in 2018. This increase is primarily due to data center equipment and server depreciation.

Interest Expense

	Three Months Ended March 31,
	2018	2019	% Change

	($ in millions)
Interest expense	$(132)	$(217)	64%
Percentage of revenue	(5)%	(7)%
Interest expense for the three months ended March 31, 2019 increased $85 million, or 64%, compared to the same period in 2018. This increase is primarily due to our entry into our $1.5 billion 2018 Senior Secured Term Loan in April 2018, the issuance of $0.5 billion of our 2023 Senior Notes in October 2018, and the issuance of $1.5 billion of our 2026 Senior Notes in October 2018. Interest on both series of Convertible Notes was primarily paid in kind through March 31, 2019, and therefore interest expense increased due to the higher debt balance outstanding.
Other Income (Expense), Net

	Three Months Ended March 31,
	2018	2019	% Change

	($ in millions)
Interest income	$18	$44	144%
Foreign currency exchange gains (losses), net	13	(1)	**
Gain on divestitures	3,161	—	(100)%
Gain on debt and equity securities, net	1,984	16	(99)%
Change in fair value of embedded derivatives	(367)	175	**
Other	128	26	(80)%
Other income (expense), net	$4,937	$260	(95)%
Percentage of revenue	191%	8%
** Percentage not meaningful.
Interest income for the three months ended March 31, 2019 increased by $26 million, or 144%, compared to the same period in 2018. This increase was primarily due to higher average cash balances in 2018 from the proceeds from our entry into our 2018 Senior Secured Term Loan, the issuance of our 2023 and 2026 Senior Notes, and the issuance of shares of our Series G-1 redeemable convertible preferred stock.
Foreign currency exchange gains (losses), net for the three months ended March 31, 2019 decreased by $14 million compared to the same period in 2018. This decrease was primarily due to unrealized impacts on foreign exchange resulting from remeasurement of our foreign currency monetary assets and liabilities denominated in non-functional currencies.
Gain on divestitures for the three months ended March 31, 2019 decreased by $3.2 billion compared to the same period in 2018. This decrease was due to gains on the divestitures of our Russia/CIS and Southeast Asia operations during the first quarter of 2018.
Gain on debt and equity securities, net for the three months ended March 31, 2019 decreased by $2.0 billion compared to the same period in 2018. This decrease was primarily due to a gain from a fair value adjustment of our Didi investment during the three months ended March 31, 2018.
Change in fair value of embedded derivatives for the three months ended March 31, 2019 increased by $542 million compared to the same period in 2018 as a result of their revaluation, primarily due to a decrease in discount yield.
Other for the three months ended March 31, 2019 decreased by $102 million compared to the same period in 2018. This decrease was primarily due to income from forfeitures of warrants during the three months ended March 31, 2018.

Provision for Income Taxes

	Three Months Ended March 31,
	2018	2019	% Change

	($ in millions)
Provision for income taxes	$576	$19	(97)%
Effective tax rate	13%	(2)%
We recorded an income tax expense of $576 million and $19 million for the three months ended March 31, 2018 and 2019, respectively. The income tax expense in the prior period was primarily driven by deferred U.S. tax expense related to our investment in Didi and Grab, deferred China tax related to our investment in Didi, and to a lesser extent, the benefit of U.S. losses and current tax on foreign earnings. The income tax expense in the current period is primarily driven by current tax on foreign earnings partially offset by the benefit of U.S. losses.
In March 2019, we initiated a series of transactions resulting in changes to our international legal structure, including a redomiciliation of a subsidiary to the Netherlands and a transfer of certain intellectual property rights among our wholly owned subsidiaries, primarily to align our structure to our evolving operations. The redomiciliation resulted in a step-up in the tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets in an amount of $6.1 billion, net of a reserve for uncertain tax positions of $1.3 billion. Based on available objective evidence, we believe it was not more-likely-than-not that these additional foreign deferred tax assets would be realizable as of March 31, 2019 and, therefore, they were offset by a full valuation allowance to the extent not offset by reserves from uncertain tax positions.
Loss from Equity Method Investment, Net of Tax

	Three Months Ended March 31,
	2018	2019	% Change

	($ in millions)
Loss from equity method investment, net of tax	$(3)	$(6)	(100)%
Percentage of revenue	—%	—%
Loss from equity method investment, net of tax for the three months ended March 31, 2019 increased by $3 million compared to the same period in 2018. This amount represents our portion of the net loss of our Yandex.Taxi joint venture and amortization expense on intangible assets resulting from the basis difference in this investment.
Segment Results of Operations
We operate our business as two operating and reportable segments: Core Platform and Other Bets. We determined our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. For additional information about our reportable segments, see Note 13 - Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Contribution profit (loss) is defined as revenue less the following expenses: cost of revenue, operations and support, sales and marketing, and general and administrative and research and development expenses associated with the Core Platform and Other Bets segments. Contribution profit (loss) also excludes any non-cash items or items that management does not believe are reflective of our ongoing core operations (as shown in the table below). Included in the reconciliation below are expenses associated with research and development activities that are not directly attributable to the Core Platform and Other Bets segments: ATG and Other Technology Programs. ATG includes research and development expenses associated with developing autonomous vehicle technology. Other Technology Programs includes research and development expenses associated with developing all other next-generation technologies.
The following table provides information about our segments and a reconciliation of the total segment contribution profit (loss) to loss from operations (in millions):

	Three Months Ended March 31,
	2018	2019
Contribution profit (loss):
Core Platform	$427	$(117)
Other Bets	(20)	(71)
Total segment contribution profit (loss)	407	(188)
Reconciling items:
Research and development expenses related to ATG and Other Technology Programs(1)	(117)	(97)
Unallocated research and development and general and administrative expenses(1), (2)	(468)	(584)
Depreciation and amortization	(88)	(146)
Stock-based compensation expense	(63)	(11)
Asset impairment/loss on sale of assets	(32)	(8)
Acquisition and financing related expenses	(15)	—
Impact of 2018 Divested Operations(1), (3)	(102)	—
Loss from operations	$(478)	$(1,034)
(1) Excluding stock-based compensation expense.
(2) Unallocated research and development expenses include costs that are not directly attributable to the Core Platform and Other Bets segments. These include mapping and payment technologies and support and development of the internal technology infrastructure. Unallocated general and administrative expenses include certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs. We periodically evaluate and may change our allocation methodology .
(3) Defined as our 2018 operations in (i) Southeast Asia prior to the sale of those operations to Grab and (ii) Russia/CIS prior to the formation of our Yandex.Taxi joint venture.
Core Platform Segment
Segment Contribution Profit (Loss)
Core Platform Contribution Profit (Loss) for the three months ended March 31, 2019 decreased $544 million to a $117 million loss compared to a $427 million profit in the same period in 2018. This is driven by a decrease in our Core Platform Take Rate of 3% to 18% for the three months ended March 31, 2019 compared to 21% in the same period in 2018, and an increase in sales and marketing expenses. The decline in our Core Platform Take Rate and the increase in our sales and marketing expenses were driven by increased Driver incentives and consumer discounts, promotions, refunds, and credits as we invest in our platform.
Other Bets Segment
Segment Contribution Profit (Loss)
Other Bets contribution loss for the three months ended March 31, 2019 increased by $51 million to $71 million from $20 million in the same period in 2018. This increase was driven by increased investment in our Uber Freight offering and our New Mobility offering that was launched in 2018.
Ownership
As of March 31, 2019, we owned 89% of the issued and outstanding capital stock of our subsidiary that operates our Uber Freight offering, or 80% on a fully-diluted basis if all shares reserved for issuance under our Uber Freight employee incentive plan were issued and outstanding. As of March 31, 2019, no equity awards under the Uber Freight employee incentive plan had been granted. As of March 31, 2019, we owned 100% of the issued and outstanding capital stock of our subsidiary that operates our JUMP e-bike and e-scooter products, or 81% on a fully-diluted basis if all shares reserved for issuance under our JUMP employee incentive plan were issued and outstanding. As of March 31, 2019, stock options with a service-based vesting condition over four years equaling 11% of the fully-diluted capitalization of our subsidiary that operates our JUMP e-bike and e-scooter products were granted to certain of our employees who were former JUMP senior management. Refer to Note 16 - Non-Controlling Interest to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

In April 2019, the JUMP employee incentive plan was terminated and the JUMP subsidiary became a wholly-owned subsidiary of ours. All unvested and unexercised equity awards under the terminated JUMP employee incentive plan were canceled.
On May 14, 2019, we completed our IPO. The Uber Freight put rights were not exercised prior to our IPO. Refer to Note 17 - Subsequent Events to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the JUMP employee incentive plan termination and our IPO.
Liquidity and Capital Resources

	Three Months Ended March 31,
	2018	2019
	(In millions)
Net cash used in operating activities	$(297)	$(722)
Net cash provided by (used in) investing activities	(375)	204
Net cash provided by (used in) financing activities	1,114	(46)
Operating Activities
Net cash used in operating activities was $297 million for the three months ended March 31, 2018, primarily consisting of $3.7 billion of net income, adjusted for certain non-cash items, which primarily included a $3.2 billion gain on business divestitures related to our 2018 Divested Operations, gain on debt and equity securities, net of $2.0 billion related to our investment in Didi, $486 million change in deferred income taxes, $367 million of revaluation expense of our derivative liabilities, depreciation and amortization expense of $88 million, $70 million in accretion of discount on our long-term debt, and $61 million of stock-based compensation expense, as well as an $89 million decrease in cash consumed by working capital primarily driven by an increase in our insurance reserves and accrued expenses, partially offset by higher prepaid expenses and accounts payable.
Net cash used in operating activities was $722 million for the three months ended March 31, 2019, primarily consisting of $1.0 billion of net loss, adjusted for certain non-cash items, which primarily included a $175 million of revaluation income of our derivative liabilities, depreciation and amortization expense of $146 million, $53 million in accretion of discount on our long-term debt, as well as a $220 million decrease in cash consumed by working capital primarily driven by an increase in our accrued expenses and insurance reserves, partially offset by higher accounts receivable.
Investing Activities
Net cash used in investing activities was $375 million for the three months ended March 31, 2018, primarily consisting of $423 million contributed to equity method investees and $90 million in purchases of property and equipment, partially offset by $138 million of proceeds from insurance reimbursement and sales and disposals of property and equipment.
Net cash provided by investing activities was $204 million for the three months ended March 31, 2019, primarily consisting of $293 million in proceeds from business disposal, net of cash divested, partially offset by $129 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $1.1 billion for the three months ended March 31, 2018, primarily consisting of $1.3 billion in proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs, partially offset by $77 million of principal repayment on revolving lines of credit.
Net cash used in financing activities was $46 million for the three months ended March 31, 2019, primarily consisting of $41 million of principal payments on capital leases.
Other Information
As of March 31, 2019, $0.9 billion of our $5.7 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2019 (in millions):

	Payments Due by Period
	Total	Remaining 2019	2020 - 2021	2022 - 2023	Thereafter
Long-term debt	$7,507	$20	$1,920	$2,649	$2,918
Financing obligation	853	—	8	12	833
Operating lease commitments	2,971	186	442	369	1,974
Finance lease commitments	308	151	152	5	—
Non-cancelable purchase obligations	149	43	106	—	—
Total contractual obligations	$11,788	$400	$2,628	$3,035	$5,725
The contractual commitment obligations in the table above are associated with agreements that are enforceable and legally binding.
As of March 31, 2019, we had recorded liabilities of $100 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonable estimate of the timing of payments in individual years particularly beyond 12 months. As a result, this amount is not included in the table above.
The table above also excludes the purchase price of $1.4 billion in cash and up to approximately $1.7 billion of the Careem Convertible Notes for the Careem acquisition.
For additional discussion on our operating and finance leases as well as purchase commitments, see Note 6 - Leases and Note 14 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
For additional information about our critical accounting policies and estimates, see the disclosure included in our Prospectus as well as Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, to the condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our 2016 Term Loan Facility and our 2018 Term Loan Facility. The 2016 Term Loan Facility and 2018 Term Loan Facility are floating rate notes and are carried at amortized cost. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase in interest rates would have increased our interest expense for the three months ended March 31, 2019 by $7 million.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $107 million as of March 31, 2019.
As of March 31, 2019, the aggregate principal amount of our 2021 Convertible Notes and the 2022 Convertible Notes was $1.9 billion and $1.0 billion, respectively. We carry the Convertible Notes at face value, less unamortized discount and issuance costs on the condensed consolidated balance sheets. Since the Convertible Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes when the market price fluctuates or interest rates change.
Investment Risk
We had cash and cash equivalents including restricted cash and cash equivalents totaling $8.2 billion and $7.7 billion as of December 31, 2018 and March 31, 2019, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for the three months ended March 31, 2019 by $80 million.
We have significant risk related to the carrying amounts of investments in other companies, including our minority-owned affiliates, compared to their fair value, as all of our investments are currently in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. As of March 31, 2019, our recorded value in investments is $11.7 billion, including equity method investments.
Foreign Currency Risk
We transact business globally in multiple currencies. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We are exposed to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, including the Australian dollar, Brazilian real, British pound, Euro and Mexican peso. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. dollars. Our foreign currency risk is partially mitigated as our revenue recognized in currencies other than the U.S. dollar is diversified across geographic regions and we incur expenses in the same currencies in such regions.
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency rates may also impact the value of our equity method investment in our Yandex.Taxi joint venture. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are a party to various legal actions and government investigations, and similar or other actions could be brought against us in the future. The most significant of these matters are described below.
This item should be read in conjunction with the Legal Proceedings disclosures in our final prospectus related to our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.
Legal Proceedings Described in Note 14 and Note 17 to Our Unaudited Condensed Consolidated Financial Statements
Note 14 - Commitments and Contingencies and Note 17 - Subsequent Events to our condensed consolidated financial statements for the quarter ended March 31, 2019 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 14 and Note 17 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:

•	O’Connor, et al., v. Uber Technologies, Inc., et al and Yucesoy v. Uber Technologies, Inc., et al.

•	Google v. Levandowski; Google v. Levandowski & Ron

•	Criminal Prosecution in Copenhagen
Legal Proceedings That Are Not Described in Note 14 and Note 17 to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 14 and Note 17 to our condensed consolidated financial statements for the quarter ended March 31, 2019 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to the business, to which we are or any of our subsidiaries is a party.
Aslam, Farrar, Hoy and Mithu v. Uber BV, Uber Britannia Ltd. and Uber London Ltd.
On October 28, 2015, a claim by 25 Drivers, including Mr. Y. Aslam and Mr. J. Farrar, was brought in the UK Employment Tribunal against us asserting that they should be classified as “workers” (a separate category between independent contractors and employees) in the UK rather than independent contractors. The tribunal ruled on October 28, 2016 that Drivers are workers whenever our app is switched on and they are ready and able to take trips.
The Court of Appeal heard the case on October 31, 2018 and November 1, 2018 and rejected our appeal in a majority decision on December 19, 2018. We have been granted permission to appeal to the Supreme Court. At this stage, we anticipate that the hearing will occur towards the end of 2019 with a decision in first quarter of 2020. The plaintiffs have not quantified their claim and if they are successful in establishing “worker” status, any damages will be considered at a future hearing. The amount of compensation sought by the plaintiffs in the case is not currently known. Losing the case may lead the UK tax regulator (HMRC) to classify us as a transportation provider, requiring us to pay VAT (20%) on Gross Bookings both retroactively and prospectively. It may also determine us to be an employer for tax purposes, resulting in 13.2% national insurance contributions being payable by us on driver income. Further, if Drivers are determined to be workers, they may be entitled to additional benefits and payments, and we may be subject to penalties, back taxes, and fines.
Australia Class Action
On May 3, 2019, an Australian law firm filed a class action in the Supreme Court of Victoria, Australia, against us and certain of our subsidiaries, on behalf of certain participants in the taxi, hire-car, limousine, and charter vehicle industry. In its announcement of the filing, this law firm stated that more than 6,000 participants had registered to join the action. On May 6, 2019, two of our Australian subsidiaries were formally served with the filed class action claim. The remaining five Uber entities named in the filing have not yet been served. The cause of action alleged in the statement of claim is the tort of conspiracy by unlawful means and is predicated on allegations that we operated unlawfully during certain periods between April 2014 and August 2017 in the Australian States of Victoria, New South Wales, Queensland, and Western Australia. The claim alleges, in effect, that these operations caused loss and damage to the class representative and class members, including lost income and decreased value of certain taxi licenses. We deny these allegations and intend to vigorously defend the lawsuit filed.

Other Legal Proceedings
While it is not possible to determine the outcome of the legal actions, investigations, and proceedings brought against us, we believe that, except for the matters described above, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could be material to our consolidated results of operations in any one accounting period. We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. We are involved in litigation, and may in the future be involved in litigation, with third parties asserting, among other things, infringement of their intellectual property rights. In addition, the nature of our business exposes us to claims related to the contractor status of Drivers and the compliance of our business with applicable law. This risk is enhanced in certain jurisdictions outside the United States where we may be less protected under local laws than we are in the United States. Although the results of the legal proceedings, claims, and government investigations in which we are involved cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or operating results. Regardless of final outcomes, however, any such legal proceedings, claims, and government investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.
ITEM 1A. RISK FACTORS
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Risks Related to Our Business
The personal mobility, meal delivery, and logistics industries are highly competitive, with well-established and low-cost alternatives that have been available for decades, low barriers to entry, low switching costs, and well-capitalized competitors in nearly every major geographic region. If we are unable to compete effectively in these industries, our business and financial prospects would be adversely impacted.
Our platform provides offerings in the personal mobility, meal delivery, and logistics industries. We compete on a global basis, and the markets in which we compete are highly fragmented. We face significant competition in each of the personal mobility, meal delivery, and logistics industries globally from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants given the low barriers to entry that characterize these industries. In addition, within each of these markets, the cost to switch between products is low. Consumers have a propensity to shift to the lowest-cost or highest-quality provider; Drivers have a propensity to shift to the platform with the highest earnings potential; restaurants have a propensity to shift to the delivery platform that offers the lowest service fee for their meals and provides the highest volume of orders; and shippers and carriers have a propensity to shift to the platform with the best price and most convenient service for hauling shipments.
Further, while we work to expand globally and introduce new products and offerings across a range of industries, many of our competitors remain focused on a limited number of products or on a narrow geographic scope, allowing them to develop specialized expertise and employ resources in a more targeted manner than we do. As we and our competitors introduce new products and offerings, and as existing products evolve, we expect to become subject to additional competition. In addition, our competitors may adopt certain of our product features, or may adopt innovations that Drivers, consumers, restaurants, shippers, and carriers value more highly than ours, which would render our products less attractive or reduce our ability to differentiate our products. Increased competition could result in, among other things, a reduction of the revenue we generate from the use of our platform, the number of platform users, the frequency of use of our platform, and our margins.
We face competition in each of our offerings, including:

•
Personal Mobility: Our Personal Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery services, and public transportation, which typically provides the lowest-cost transportation option in many cities. In Ridesharing, we compete with companies, including certain of our minority-owned affiliates, for Drivers and riders, including Lyft, OLA, Careem, Didi, Taxify, and our Yandex.Taxi joint venture. Our New Mobility products compete for riders in the bike and scooter space, including Motivate (an affiliate of Lyft), Lime, Bird, and Skip. We also compete with OEMs and other technology companies in the development of autonomous vehicle technologies and the deployment of autonomous vehicles, including Waymo, Cruise Automation, Tesla, Apple, Zoox, Aptiv, May Mobility, Pronto.ai, Aurora, and Nuro, whose offerings may prove more effective than our autonomous vehicle technologies. Waymo has already introduced a commercialized ridehailing fleet of autonomous vehicles, and it is possible that our other competitors could introduce autonomous vehicle offerings earlier than we will.

•
Uber Eats: Our Uber Eats offering competes with numerous companies in the meal delivery space in various regions for Drivers, consumers, and restaurants, including GrubHub, DoorDash, Deliveroo, Swiggy, Postmates, Zomato, Delivery Hero, Just Eat, Takeaway.com, and Amazon. Our Uber Eats offering also competes with restaurants, meal kit delivery services, grocery delivery services, and traditional grocers.

•
Uber Freight: Our Uber Freight offering competes with global and North American freight brokers such as C.H. Robinson, Total Quality Logistics, XPO Logistics, Convoy, Echo Global Logistics, Coyote, Transfix, DHL, and NEXT Trucking.

Many of our competitors are well-capitalized and offer discounted services, Driver incentives, consumer discounts and promotions, innovative products and offerings, and alternative pricing models, which may be more attractive to consumers than those that we offer. Further, some of our current or potential competitors have, and may in the future continue to have, greater resources and access to larger Driver, consumer, restaurant, shipper, or carrier bases in a particular geographic market. In addition, our competitors in certain geographic markets enjoy substantial competitive advantages such as greater brand recognition, longer operating histories, larger marketing budgets, better localized knowledge, and more supportive regulatory regimes. In India, for example, our Uber Eats offering competes with Swiggy and Zomato, each of which has substantial market-specific knowledge and established relationships with local restaurants, affording them significant product advantages. As a result, such competitors may be able to respond more quickly and effectively than us in such markets to new or changing opportunities, technologies, consumer preferences, regulations, or standards, which may render our products or offerings less attractive. In addition, future competitors may share in the effective benefit of any regulatory or governmental approvals and litigation victories we may achieve, without having to incur the costs we have incurred to obtain such benefits.
We are contractually restricted from competing with our minority-owned affiliates with respect to certain aspects of our business, including in China through August 2023, Russia/CIS through February 2025, and Southeast Asia through the longer of March 2023 or one year after we dispose of all interests in Grab, while none of our minority-owned affiliates are restricted from competing with us anywhere in the world. Didi currently competes with us in certain countries in Latin America and in Australia, and in 2018 made significant investments to gain or maintain category position in certain markets in Latin America. In addition, our Yandex.Taxi joint venture currently competes with us in certain countries in Europe. As Didi and our other minority-owned affiliates continue to expand their businesses, they may in the future compete with us in additional geographic markets.
Additionally, although we have entered into an asset purchase agreement to acquire Careem, we may not ultimately consummate the transaction. Further, because we may not receive local competition authority approval to consummate the transaction in some or all of the markets where such approval is required, we may be required in some or all of such markets to divest all or part of our or Careem’s operations. Any such divestiture would bring additional competition to these markets.
For all of these reasons, we may not be able to compete successfully against our current and future competitors. Our inability to compete effectively would have an adverse effect on, or otherwise harm, our business, financial condition, and operating results.
To remain competitive in certain markets, we have in the past lowered, and may continue to lower, fares or service fees, and we have in the past offered, and may continue to offer, significant Driver incentives and consumer discounts and promotions, which may adversely affect our financial performance.
To remain competitive in certain markets and generate network scale and liquidity, we have in the past lowered, and expect in the future to continue to lower, fares or service fees, and we have offered and expect to continue to offer significant Driver incentives and consumer discounts and promotions. At times, in certain geographic markets, we have offered, and expect to continue to offer, Driver incentives that cause the total amount of the fare that a Driver retains, combined with the Driver incentives a Driver receives from us, to exceed the amount of Gross Bookings we generate for a given Trip. In certain geographic markets and regions, we do not have a leading category position, which may result in us choosing to further increase the amount of Driver incentives and consumer discounts and promotions that we offer in those geographic markets and regions. We cannot assure you that offering such Driver incentives and consumer discounts and promotions will be successful. Driver incentives, consumer discounts, promotions, and reductions in fares and our service fee have negatively affected, and will continue to negatively affect, our financial performance. Additionally, we rely on a pricing model to calculate consumer fares and Driver earnings, and we may in the future modify our pricing model and strategies. We cannot assure you that our pricing model or strategies will be successful in attracting consumers and Drivers.
In 2017, our ridesharing category position in the United States and Canada was significantly impacted by adverse publicity events. Although the rate of decline in our ridesharing category position has since moderated, our ridesharing category position generally declined in 2018 in the substantial majority of the regions in which we operate, impacted in part by heavy subsidies and discounts by our competitors in various markets that we felt compelled to match or exceed in order to remain competitive.
The markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. Moreover, certain of our stockholders, including SoftBank (our largest stockholder), Alphabet, and Didi, have made substantial investments in certain of our competitors and may increase such investments, make new investments in other competitors, or enter into strategic transactions with competitors in the future. These investments or strategic transactions, along with other competitive advantages discussed above, may allow our competitors to compete more effectively against us and continue to lower their prices, offer Driver incentives or consumer discounts and promotions, or otherwise attract Drivers, consumers, restaurants, shippers, and carriers to their platform and away from ours. Such competitive pressures may lead us to maintain or lower fares or service fees or maintain or increase our Driver incentives and consumer discounts and promotions. Ridesharing and other categories in which we compete are nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to achieve profitability.
We have incurred significant losses since inception, including in the United States and other major markets. We expect our operating expenses to increase significantly in the foreseeable future, and we may not achieve profitability.
We have incurred significant losses since inception. We incurred operating losses of $4.0 billion and $3.0 billion in the years ended December 31, 2017 and 2018, and as of March 31, 2019, we had an accumulated deficit of $8.9 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We anticipate that we will continue to incur losses in the near term as a result of expected substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, restaurants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; invest in ATG and Other Technology Programs; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products, such as UberPOOL, that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Uber Eats offering to grow the number of Uber Eats consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem and may continue to incur significant operating losses in the Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, we do not expect improvements to our operating results, at least in the near term.
Our business would be adversely affected if Drivers were classified as employees instead of independent contractors.
The independent contractor status of Drivers is currently being challenged in courts and by government agencies in the United States and abroad. We are involved in numerous legal proceedings globally, including putative class and collective class action lawsuits, demands for arbitration, charges and claims before administrative agencies, and investigations or audits by labor, social security, and tax authorities that claim that Drivers should be treated as our employees (or as workers or quasi-employees where those statuses exist), rather than as independent contractors. We believe that Drivers are independent contractors because, among other things, they can choose whether, when, and where to provide services on our platform, are free to provide services on our competitors’ platforms, and provide a vehicle to perform services on our platform. Nevertheless, we may not be successful in defending the independent contractor status of Drivers in some or all jurisdictions. Furthermore, the costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) relating to the independent contractor status of Drivers could be material to our business. For example, in March 2019, we reached a preliminary settlement in the O’Connor, et al., v. Uber Technologies, Inc. and Yucesoy v. Uber Technologies, Inc., et al., class actions, pursuant to which we agreed to pay $20 million to Drivers who contracted with us in California and Massachusetts but with whom we have not entered into arbitration agreements, and who sought damages against us based on independent contractor misclassification, among other claims. The preliminary settlement is subject to a final approval hearing in July 2019.
In addition, more than 60,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. As of May 8, 2019, we have reached agreements that would resolve the classification claims of a large majority of these Drivers. Under the agreements, certain Drivers are eligible for settlement payments, subject to a threshold number of the covered Drivers entering into individual settlement agreements. We anticipate the aggregate amount of payments to Drivers under these individual settlement agreements, together with attorneys’ fees, will fall within an approximate range of $146 million to $170 million. As of March 31, 2019, we had reserved $132 million for this matter.
Changes to foreign, state, and local laws governing the definition or classification of independent contractors, or judicial decisions regarding independent contractor classification, could require classification of Drivers as employees (or workers or quasi-employees where those statuses exist). Examples of recent judicial decisions relating to independent contractor classification include the California Supreme Court’s recent decision in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status in the context of California wage orders, the Aslam, Farrar, Hoy and Mithu v. Uber BV, et al. ruling by the Employment Appeal Tribunal in the United Kingdom that found that Drivers are workers (rather than self-employed), and a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship. In Razak v. Uber Technologies, Inc., the Third Circuit Court of Appeals is reviewing misclassification claims by UberBLACK Drivers in Philadelphia following a summary judgment order in our favor at the district court level, and we expect a decision in the near term. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees (or as workers or quasi-employees where those statuses exist), we would incur significant additional expenses for compensating Drivers, potentially including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes, and penalties. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business and financial condition.
If we are unable to attract or maintain a critical mass of Drivers, consumers, restaurants, shippers, and carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users, and our financial results would be adversely impacted.
Our success in a given geographic market significantly depends on our ability to maintain or increase our network scale and liquidity in that geographic market by attracting Drivers, consumers, restaurants, shippers, and carriers to our platform. If Drivers choose not to offer their services through our platform, or elect to offer them through a competitor’s platform, we may lack a sufficient supply of Drivers to attract consumers and restaurants to our platform. We have experienced and expect to continue to experience Driver supply constraints in most geographic markets in which we operate. To the extent that we experience Driver supply constraints in a given market, we may need to increase or may not be able to reduce the Driver incentives that we offer without adversely affecting the liquidity network effect that we experience in that market. Similarly, if carriers choose not to offer their services through our platform or elect to use other freight brokers, we may lack a sufficient supply of carriers in specific geographic markets to attract shippers to our platform. Furthermore, if restaurants choose to partner with other meal delivery services in a specific geographic market, or if restaurants choose to engage exclusively with our competitors, other restaurant marketing websites, or other delivery services, we may lack a sufficient variety and supply of restaurant options, or lack access to the most popular restaurants, such that our Uber Eats offering will become less appealing to consumers and restaurants. A significant amount of our Uber Eats Gross Bookings come from a limited number of restaurant chains, and this concentration increases the risk of fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant restaurant partners. If platform users choose to use other ridesharing, meal delivery, or logistics services, we may lack sufficient opportunities for Drivers to earn a fare, carriers to book a shipment, or restaurants to provide a meal, which may reduce the perceived utility of our platform. An insufficient supply of platform users would decrease our network liquidity and adversely affect our revenue and financial results. Although we may benefit from having larger network scale and liquidity than some competitors, those network effects may not result in competitive advantages or may be overcome by smaller competitors. Maintaining a balance between supply and demand for rides in any given area at any given time and our ability to execute operationally may be more important to service quality than the absolute size of the network. If our service quality diminishes or our competitors’ products achieve greater market adoption, our competitors may be able to grow at a quicker rate than we do and may diminish our network effect.
Our number of platform users may decline materially or fluctuate as a result of many factors, including, among other things, dissatisfaction with the operation of our platform, the price of fares, meals, and shipments (including a reduction in incentives), dissatisfaction with the quality of service provided by the Drivers and restaurants on our platform, quality of platform user support, dissatisfaction with the restaurant selection on Uber Eats, negative publicity related to our brand, including as a result of safety incidents and corporate reporting related to safety, perceived political or geopolitical affiliations, treatment of Drivers, perception of a toxic work culture, perception that our culture has not fundamentally changed, or dissatisfaction with our products and offerings in general. For example, in January 2017, a backlash against us in response to accusations that we intended to profit from a protest against an executive order banning certain refugees and immigrants from entering the United States spurred #DeleteUber, a social media campaign that encouraged platform users to delete our app and cease use of our platform. As a result of the #DeleteUber campaign, hundreds of thousands of consumers stopped using the Uber platform within days of the campaign. In addition, if we are unable to provide high-quality support to platform users or respond to reported incidents, including safety incidents, in a timely and acceptable manner, our ability to attract and retain platform users could be adversely affected. If Drivers, consumers, restaurants, shippers, and carriers do not establish or maintain active accounts with us, if a campaign similar to #DeleteUber occurs, if we fail to provide high-quality support, or if we cannot otherwise attract and retain a large number of Drivers, consumers, restaurants, shippers, and carriers, our revenue would decline, and our business would suffer.
The number of Drivers and restaurants on our platform could decline or fluctuate as a result of a number of factors, including Drivers ceasing to provide their services through our platform, passage or enforcement of local laws limiting our products and offerings, the low switching costs between competitor platforms or services, and dissatisfaction with our brand or reputation, pricing model (including potential reductions in incentives), ability to prevent safety incidents, or other aspects of our business. While we aim to provide an earnings opportunity comparable to that available in retail, wholesale, or restaurant services or other similar work, we continue to experience dissatisfaction with our platform from a significant number of Drivers. In particular, as we aim to reduce Driver incentives to improve our financial performance, we expect Driver dissatisfaction will generally increase.
Often, we are forced to make tradeoffs between the satisfaction of various platform users, as a change that one category of users views as positive will likely be viewed as negative to another category of users. We also take certain measures to protect against fraud, help increase safety, and prevent privacy and security breaches, including terminating access to our platform for users with low ratings or reported incidents, and imposing certain qualifications for Drivers and restaurants, which may damage our relationships with platform users or discourage or diminish their use of our platform. Further, we are investing in our autonomous vehicle strategy, which may add to Driver dissatisfaction over time, as it may reduce the need for Drivers. Driver dissatisfaction has in the past resulted in protests by

Drivers, most recently in India, the United Kingdom, and the United States. Such protests have resulted, and any future protests may result, in interruptions to our business. Continued Driver dissatisfaction may also result in a decline in our number of platform users, which would reduce our network liquidity, and which in turn may cause a further decline in platform usage. Any decline in the number of Drivers, consumers, restaurants, shippers, or carriers using our platform would reduce the value of our network and would harm our future operating results.
In addition, changes in Driver qualification and background-check requirements may increase our costs and reduce our ability to onboard additional Drivers to our platform. Our Driver qualification and background check process varies by jurisdiction, and there have been allegations, including from regulators, legislators, prosecutors, taxicab owners, and consumers, that our background check process is insufficient or inadequate. With respect to Drivers who are only eligible to make deliveries through Uber Eats, our qualification and background check standards are generally less extensive than the standards for Drivers who are eligible to provide rides through our Ridesharing products. Legislators and regulators may pass laws or adopt regulations in the future requiring Drivers to undergo a materially different type of qualification, screening, or background check process, or that limit our ability to access information used in the background check process in an efficient manner, which could be costly and time-consuming. Required changes in the qualification, screening, and background check process (including, following the closing of our acquisition of Careem, any changes to such processes of Careem) could also reduce the number of Drivers in those markets or extend the time required to recruit new Drivers to our platform, which would adversely impact our business and growth. Furthermore, we rely on a single background-check provider in certain jurisdictions, and we may not be able to arrange for adequate background checks from a different provider on commercially reasonable terms or at all. The failure of this provider to provide background checks on a timely basis would result in our inability to onboard new Drivers or retain existing Drivers undergoing periodic background checks that are required to continue using our platform.
Our workplace culture and forward-leaning approach created operational, compliance, and cultural challenges, and a failure to address these challenges would adversely impact our business, financial condition, operating results, and prospects.
Our workplace culture and forward-leaning approach created significant operational and cultural challenges that have in the past harmed, and may in the future continue to harm, our business results and financial condition. Our focus on aggressive growth and intense competition, and our prior failure to prioritize compliance, has led to increased regulatory scrutiny globally. Recent changes in our company’s cultural norms and composition of our leadership team, together with our ongoing commitment to address and resolve our historical cultural and compliance problems and promote transparency and collaboration, may not be successful, and regulators may continue to perceive us negatively, which would adversely impact our business, financial condition, operating results, and prospects.
Our workplace culture also created a lack of transparency internally, which has resulted in siloed teams that lack coordination and knowledge sharing, causing misalignment and inefficiencies in operational and strategic objectives. Furthermore, many of our regional operations are not centrally managed, such that key policies may not be adequately communicated or managed to achieve consistent business objectives across functions and regions. Although we have reorganized some of our teams to address such issues, such reorganizations may not be successful in aligning operational or strategic objectives across our company.
Maintaining and enhancing our brand and reputation is critical to our business prospects. We have previously received significant media coverage and negative publicity, particularly in 2017, regarding our brand and reputation, and failure to rehabilitate our brand and reputation will cause our business to suffer.
Maintaining and enhancing our brand and reputation is critical to our ability to attract new employees and platform users, to preserve and deepen the engagement of our existing employees and platform users, and to mitigate legislative or regulatory scrutiny, litigation, government investigations, and adverse platform user sentiment.
We have previously received a high degree of negative media coverage around the world, which has adversely affected our brand and reputation and fueled distrust of our company. In 2017, the #DeleteUber campaign prompted hundreds of thousands of consumers to stop using our platform within days. Subsequently, our reputation was further harmed when an employee published a blog post alleging, among other things, that we had a toxic culture and that certain sexual harassment and discriminatory practices occurred in our workplace. Shortly thereafter, we had a number of highly publicized events and allegations, including investigations related to a software tool allegedly designed to evade and deceive authorities, a high-profile lawsuit filed against us by Waymo, and our disclosure of a data security breach. These events and the public response to such events, as well as other negative publicity we have faced in recent years, have adversely affected our brand and reputation, which makes it difficult for us to attract and retain platform users, reduces confidence in and use of our products and offerings, invites legislative and regulatory scrutiny, and results in litigation and governmental investigations. Concurrently with and after these events, our competitors raised additional capital, increased their investments in certain markets, and improved their category positions and market shares, and may continue to do so.
In 2019, we plan to release a transparency report, which will provide the public with data related to reports of sexual assaults and other safety incidents claimed to have occurred on our platform in the United States. The public responses to this transparency report or similar public reporting of safety incidents claimed to have occurred on our platform, which may include disclosure of reports provided to regulators, may result in negative media coverage and increased regulatory scrutiny and could adversely affect our reputation with platform users. Further unfavorable media coverage and negative publicity could adversely impact our financial results and future prospects. As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our various platform offerings.

Additionally, following the closing of our acquisition of Careem, the Careem brand and its apps will continue to operate in parallel with our brand and apps, and any damage or reputational harm to the Careem brand could adversely impact our brand and reputation.
Our brand and reputation might also be harmed by events outside of our control. For example, we faced negative press related to suicides of taxi drivers in New York City reportedly related to the impact of ridesharing on the taxi cab industry. In addition, we have licensed our brand to Didi in China and to our Yandex.Taxi joint venture in Russia/CIS, and while we have certain contractual protections in place governing the use of our brand by these companies, we do not control these businesses, we are not able to anticipate their actions, and consumers may not be aware that these service providers are not controlled by us. Furthermore, if Drivers, restaurants, or carriers provide diminished quality of service, are involved in incidents regarding safety or privacy, engage in malfeasance, or otherwise violate the law, we may receive unfavorable press coverage and our reputation and business may be harmed. As a result, any of these third parties could take actions that result in harm to our brand, reputation, and consequently our business.
While we have taken significant steps to rehabilitate our brand and reputation, the successful rehabilitation of our brand will depend largely on maintaining a good reputation, minimizing the number of safety incidents, improving our culture and workplace practices, improving our compliance programs, maintaining a high quality of service and ethical behavior, and continuing our marketing and public relations efforts. Our brand promotion, reputation building, and media strategies have involved significant costs and may not be successful. We anticipate that other competitors and potential competitors will expand their offerings, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully rehabilitate our brand in the current or future competitive environment or if events similar to those that occurred in 2017 occur in the future, our brand and reputation would be further damaged and our business may suffer.
Our workforce and operations have grown substantially since our inception and we expect that they will continue to do so. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.
Since our inception, we have experienced rapid growth in the United States and internationally. This expansion increases the complexity of our business and has placed, and will continue to place, significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage our growth effectively, which could damage our reputation and negatively affect our operating results.
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to 24,494 global employees as of March 31, 2019, of whom 12,767 were located outside the United States. We expect the total number of our employees located outside the United States to increase significantly as we expand globally, including as a result of our acquisition of Careem. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. For example, we operated without key leadership positions filled, including our chief operating officer and chief financial officer, for sustained periods of time. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated system disruptions, slow response times, or poor experiences for Drivers, consumers, restaurants, shippers, and carriers. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we will be required to commit substantial financial, operational, and technical resources. In particular, we will need to improve our transaction processing and reporting, operational, and financial systems, procedures, and controls. For example, due to our significant growth, especially with respect to our high-growth emerging offerings like Uber Eats and Uber Freight, we face challenges in timely and appropriately designing controls in response to evolving risks of material misstatement. These improvements will be particularly challenging if we acquire new businesses with different systems, such as Careem. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, or if our operational technology is insufficient to reliably service Drivers, consumers, restaurants, shippers, or carriers, platform user satisfaction will be adversely affected and may cause platform users to switch to our competitors’ platforms, which would adversely affect our business, financial condition, and operating results.
Our organizational structure is complex and will continue to grow as we add additional Drivers, consumers, restaurants, carriers, shippers, employees, products and offerings, and technologies, and as we continue to expand globally (including as a result of our acquisition of Careem). We will need to improve our operational, financial, and management controls as well as our reporting systems and procedures to support the growth of our organizational structure. We will require capital and management resources to grow and mature in these areas. If we are unable to effectively manage the growth of our business, the quality of our platform may suffer, and we may be unable to address competitive challenges, which would adversely affect our overall business, operations, and financial condition.

If platform users engage in, or are subject to, criminal, violent, inappropriate, or dangerous activity that results in major safety incidents, our ability to attract and retain Drivers, consumers, restaurants, shippers, and carriers may be harmed, which could have an adverse impact on our reputation, business, financial condition, and operating results.
We are not able to control or predict the actions of platform users and third parties, either during their use of our platform or otherwise, and we may be unable to protect or provide a safe environment for Drivers and consumers as a result of certain actions by Drivers, consumers, restaurants, carriers, and third parties. Such actions may result in injuries, property damage, or loss of life for consumers and third parties, or business interruption, brand and reputational damage, or significant liabilities for us. Although we administer certain qualification processes for users of the platform, including background checks on Drivers through third-party service providers, these qualification processes and background checks may not expose all potentially relevant information and are limited in certain jurisdictions according to national and local laws, and our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. Further, the qualification and background check standards for Uber Eats Drivers are generally less extensive than those conducted for Ridesharing Drivers. In addition, we do not independently test Drivers’ driving skills. Consequently, we expect to continue to receive complaints from riders and other consumers, as well as actual or threatened legal action against us related to Driver conduct. We have also faced civil litigation alleging, among other things, inadequate Driver qualification processes and background checks, and general misrepresentations regarding the safety of our platform.
If Drivers or carriers, or individuals impersonating Drivers or carriers, engage in criminal activity, misconduct, or inappropriate conduct or use our platform as a conduit for criminal activity, consumers and shippers may not consider our products and offerings safe, and we may receive negative press coverage as a result of our business relationship with such Driver or carrier, which would adversely impact our brand, reputation, and business. There have been numerous incidents and allegations worldwide of Drivers, or individuals impersonating Drivers, sexually assaulting, abusing, and kidnapping consumers, or otherwise engaging in criminal activity while using our platform. For example, in December 2014, a Driver in New Delhi, India kidnapped and raped a female consumer, and was convicted in October 2015. Furthermore, if consumers engage in criminal activity or misconduct while using our platform, Drivers and restaurants may be unwilling to continue using our platform. In addition, certain regions where we operate have high rates of violent crime, which has impacted Drivers and consumers in those regions. For example, in Latin America, there have been numerous and increasing reports of Drivers and consumers being victimized by violent crime, such as armed robbery, violent assault, and rape, while taking or providing a trip on our platform. If other criminal, inappropriate, or other negative incidents occur due to the conduct of platform users or third parties, our ability to attract platform users may be harmed, and our business and financial results could be adversely affected.
Public reporting or disclosure of reported safety information, including information about safety incidents reportedly occurring on or related to our platform, whether generated by us or third parties such as media or regulators, may adversely impact our business and financial results.
Further, we may be subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by Drivers, consumers, or third parties while using our platform, or even when Drivers, consumers, or third parties are not actively using our platform. On a smaller scale, we may face litigation related to claims by Drivers for the actions of consumers or third parties. Our auto liability and general liability insurance policies may not cover all potential claims to which we are exposed, and may not be adequate to indemnify us for all liability. These incidents may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, operating results, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them. As we expand our products and offerings, such as Uber Freight and dockless e-bikes and e-scooters, this insurance risk will grow.
We are making substantial investments in new offerings and technologies, and expect to increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.
We have made substantial investments to develop new offerings and technologies, including autonomous vehicle technologies, dockless e-bikes and e-scooters, Uber Freight, and Uber Elevate, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and offerings. For example, we believe that autonomous vehicles will be an important part of our offerings over the long term, and in 2018, we incurred $457 million of research and development expenses for our ATG and Other Technology Programs initiatives. We expect to increase our investments in these new initiatives in the near term. Additionally, following the closing of our acquisition of Careem, we plan to invest significant resources to develop and expand new offerings and technologies in the markets in which Careem operates. We also expect to spend substantial amounts to purchase additional dockless e-bikes and e-scooters, which are susceptible to theft and destruction, as we seek to build our network and increase our scale, and to expand these products to additional markets. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because such offerings and technologies are new, they will likely involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges, and other risks, some of which we do not currently anticipate. For example, we discontinued certain products, such as Xchange Leasing, our vehicle leasing business in the United States because we failed to operate it efficiently.

There can be no assurance that consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that products and offerings developed by others will render our products and offerings noncompetitive or obsolete. Further, our development efforts with respect to new products, offerings and technologies could distract management from current operations, and will divert capital and other resources from our more established products, offerings and technologies. Even if we are successful in developing new products, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully commercializing new products, offerings or technologies. If we do not realize the expected benefits of our investments, our business, financial condition, operating results, and prospects may be harmed.
Our business is substantially dependent on operations outside the United States, including those in markets in which we have limited experience, and if we are unable to manage the risks presented by our business model internationally, our financial results and future prospects will be adversely impacted.
As of the quarter ended March 31, 2019, we operated in over 63 countries, and markets outside the United States accounted for approximately 74% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local competitors. For example, we have been making significant investments in incentives and promotions to help drive growth in India, a country in which local competitors, particularly Ola, Swiggy, and Zomato, are well capitalized and have local operating expertise. In addition, in March 2019, we announced our agreement to acquire Careem and the expansion of our Uber Freight offering into Europe. Such investments may not be successful and may negatively affect our operating results.
Conducting our business internationally, particularly in countries in which we have limited experience, subjects us to risks that we do not face to the same degree in the United States. These risks include, among others:

•	operational and compliance challenges caused by distance, language, and cultural differences;

•
the resources required to localize our business, which requires the translation of our mobile app and website into foreign languages and the adaptation of our operations to local practices, laws, and regulations and any changes in such practices, laws, and regulations;

•
laws and regulations more restrictive than those in the United States, including laws governing competition, pricing, payment methods, Internet activities, transportation services (such as taxis and vehicles for hire), transportation network companies (such as ridesharing), logistics services, payment processing and payment gateways, real estate tenancy laws, tax and social security laws, employment and labor laws, driver screening and background checks, licensing regulations, email messaging, privacy, location services, collection, use, processing, or sharing of personal information, ownership of intellectual property, and other activities important to our business;

•
competition with companies or other services (such as taxis or vehicles for hire) that understand local markets better than we do, that have pre-existing relationships with potential platform users in those markets, or that are favored by government or regulatory authorities in those markets;

•	differing levels of social acceptance of our brand, products, and offerings;

•	differing levels of technological compatibility with our platform;

•	exposure to business cultures in which improper business practices may be prevalent;

•	legal uncertainty regarding our liability for the actions of platform users and third parties, including uncertainty resulting from unique local laws or a lack of clear legal precedent;

•
difficulties in managing, growing, and staffing international operations, including in countries in which foreign employees may become part of labor unions, employee representative bodies, or collective bargaining agreements, and challenges relating to work stoppages or slowdowns;

•	fluctuations in currency exchange rates;

•	managing operations in markets in which cash transactions are favored over credit or debit cards;

•
regulations governing the control of local currencies that impact our ability to collect fares on behalf of Drivers and remit those funds to Drivers in the same currencies, as well as higher levels of credit risk and payment fraud;

•	adverse tax consequences, including the complexities of foreign value added tax systems, and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens, and complexities associated with implementing and maintaining adequate internal controls;

•	difficulties in implementing and maintaining the financial systems and processes needed to enable compliance across multiple offerings and jurisdictions;

•	import and export restrictions and changes in trade regulation;

•	political, social, and economic instability abroad, terrorist attacks and security concerns in general, and societal crime conditions that can directly impact platform users; and

•	reduced or varied protection for intellectual property rights in some markets.
These risks could adversely affect our international operations, which could in turn adversely affect our business, financial condition, and operating results.
We have limited influence over our minority-owned affiliates, which subjects us to substantial risks, including potential loss of value.
Our international growth strategy has included the restructuring of our business and assets in certain jurisdictions by partnering with and investing in local ridesharing and meal delivery companies to participate in those markets rather than operate in those markets independently. As a result, a significant portion of our assets includes minority ownership positions in each of Didi, Grab, and our Yandex.Taxi joint venture, each of which operate ridesharing, meal delivery, and related logistics businesses in their respective primary markets in China, Southeast Asia, and Russia/CIS.
Our ownership in these entities involves significant risks that are outside our control. We are not represented on the management team or board of directors of Didi, and therefore we do not participate in the day-to-day management of Didi or the actions taken by its board of directors. We are not represented on the management teams of Grab or our Yandex.Taxi joint venture, and therefore do not participate in the day-to-day management of Grab or our Yandex.Taxi joint venture. Although we are represented on each of the boards of directors of Grab and our Yandex.Taxi joint venture, we do not have a controlling influence on those boards, other than with respect to certain approval rights over material corporate actions. As a result, the boards of directors or management teams of these companies may make decisions or take actions with which we disagree or that may be harmful to the value of our ownership in these companies. Additionally, these companies have expanded their offerings, and we expect them to continue to expand their offerings in the future, to compete with us in various markets throughout the world such as in certain countries in Latin America and in Australia where we compete with Didi and certain countries in Europe where we compete with our Yandex.Taxi joint venture. While this could enhance the value of our ownership interest in these companies, our business, financial condition, operating results, and prospects would be adversely affected by such expansion into markets in which we operate.
Any material decline in the business of these entities would adversely affect the value of our assets and our financial results. Furthermore, the value of these assets is based in part on the market valuations of these entities, and weakened financial markets may adversely affect such valuations. These positions could expose us to risks, litigation, and unknown liabilities because, among other things, these companies have limited operating histories in an evolving industry and may have less predictable operating results; are privately owned and, as a result, limited public information is available and we may not learn all the material information regarding these businesses; are domiciled and operate in countries with particular economic, tax, political, legal, safety, and regulatory risks; depend on the management talents and efforts of a small group of individuals, and, as a result, the death, disability, resignation, or termination of one or more of these individuals could have an adverse effect on the relevant company’s operations; and will likely require substantial additional capital to support their operations and expansion and to maintain their competitive positions. Any of these risks could materially affect the value of our assets, which could have an adverse effect on our business, financial condition, operating results, or the trading price of our common stock.
Further, we are contractually limited in our ability to sell or transfer these assets. Until February 2021, we are prohibited from transferring any shares in our Yandex.Taxi joint venture without the consent of Yandex, and for a period of time thereafter any transfer is subject to a right of first refusal in favor of Yandex. While we are not prohibited from transferring our shares in Didi or Grab, the transferability of such shares are subject to both a right of first refusal and a co-sale right in favor of certain shareholders of each of Didi and Grab. There is currently no public market for any of these securities, and there may be no market in the future if and when we decide to sell such assets. Furthermore, we may be required to sell these assets at a time at which we would not be able to realize what we believe to be the long-term value of these assets. For example, if we were deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be required to sell some or all of such assets so that we would not be subject to the requirements of the Investment Company Act. Additionally, we may have to pay significant taxes upon the sale or transfer of these assets. Accordingly, we may never realize the value of these assets relative to the contributions we made to these businesses.
We may experience significant fluctuations in our operating results. If we are unable to achieve or sustain profitability, our prospects would be adversely affected and investors may lose some or all of the value of their investment.
Our operating results may vary significantly and are not necessarily an indication of future performance. These fluctuations may be a result of a variety of factors, some of which are beyond our control. In particular, we experience seasonal fluctuations in our financial results. For Ridesharing, we typically generate higher revenue in our fourth quarter compared to other quarters due in part to fourth quarter holiday and business demand, and typically generate lower revenue in our third quarter compared to other quarters due in part to less usage of our platform during peak vacation season in certain cities, such as Paris. We have typically experienced lower quarter-over-quarter growth in Ridesharing in the first quarter. For Uber Eats, we expect to experience seasonal increases in our revenue in the first and fourth quarters compared to the second and third quarters, although the historical growth of Uber Eats has masked these seasonal fluctuations. Our growth has made, and may in the future make, seasonal fluctuations difficult to detect. We expect these seasonal trends to become more pronounced over time as our growth slows. Other seasonal trends may develop or these existing seasonal trends may become more extreme, which would contribute to fluctuations in our operating results. In addition to seasonality, our operating results may fluctuate as a result of factors including our ability to attract and retain new platform users, increased competition in the markets in which we operate, our ability to expand our operations in new and existing markets, our ability to maintain an adequate growth rate and effectively manage that growth, our ability to keep pace with technological changes in the industries in which we operate, changes in governmental or other regulations affecting our business, harm to our brand or reputation, and other risks described elsewhere in this Quarterly Report on Form 10-Q. As such, we may not accurately forecast our operating results. We base our expense levels and investment plans on estimates. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If we are unable to achieve sustained profits, our prospects would be adversely affected and investors may lose some or all of the value of their investment.
If our growth slows more significantly than we currently expect, we may not be able to achieve profitability, which would adversely affect our financial results and future prospects.
Our Gross Bookings, revenue, and Core Platform Adjusted Net Revenue growth rates (in particular with respect to our Ridesharing products) have slowed in recent periods, and we expect that they will continue to slow in the future. We believe that our growth depends on a number of factors, including our ability to:

•	grow supply and demand on our platform;

•	increase existing platform users’ activity on our platform;

•	continue to introduce our platform to new markets;

•	provide high-quality support to Drivers, consumers, restaurants, shippers, and carriers;

•	expand our business and increase our market share and category position;

•	compete with the products and offerings of, and pricing and incentives offered by, our competitors;

•	develop new products, offerings, and technologies;

•	identify and acquire or invest in businesses, products, offerings, or technologies that we believe could complement or expand our platform (including, for example, our pending acquisition of Careem);

•	penetrate suburban and rural areas and increase the number of rides taken on our platform outside metropolitan areas;

•
reduce the costs of our Personal Mobility offering to better compete with personal vehicle ownership and usage and other low-cost alternatives like public transportation, which in many cases can be faster or cheaper than any other form of transportation;

•	maintain existing local regulations in key markets where we operate;

•	enter or expand operations in some of the key countries in which we are currently limited by local regulations, such as Argentina, Germany, Italy, Japan, South Korea, and Spain; and

•	increase positive perception of our brand.
We may not successfully accomplish any of these objectives. A softening of Driver, consumer, restaurant, shipper, or carrier demand, whether caused by changes in the preferences of such parties, failure to maintain our brand, changes in the U.S. or global economies, licensing fees in various jurisdictions, competition, or other factors, may result in decreased revenue or growth and our financial results and future prospects would be adversely impacted. We expect to continue to incur significant expenses, and if we cannot increase our revenue at a faster rate than the increase in our expenses, we will not achieve profitability.
We generate a significant percentage of our Gross Bookings from trips in large metropolitan areas and trips to and from airports. If our operations in large metropolitan areas or ability to provide trips to and from airports are negatively affected, our financial results and future prospects would be adversely impacted.
In 2018, we derived 24% of our Ridesharing Gross Bookings from five metropolitan areas—Los Angeles, New York City, and the San Francisco Bay Area in the United States; London in the United Kingdom; and São Paulo in Brazil. We experience greater competition in large metropolitan areas than we do in other markets in which we operate, which has led us to offer significant Driver incentives and consumer discounts and promotions in these large metropolitan areas. As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these large metropolitan areas. An economic downturn, increased competition, or regulatory obstacles in any of these key metropolitan areas would adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business. For example, in August 2018, New York City approved regulations for the local for-hire market (which includes our Ridesharing products), including a cap on the number of new for-hire vehicle licenses for ridesharing services. In addition, in December 2018, New York City approved per-mile and per-minute rates for drivers, designed to target minimum hourly earnings for drivers providing for-hire services in New York City and surrounding areas. These minimum rates took effect in February 2019. We are still working through adjustments to be made with respect to rider promotions, driver supply, and other aspects of our business in response to these regulations; however, these regulations had a negative impact on our financial performance in New York City in the first quarter of 2019 and may have a similar adverse impact in the future. Additionally, members of the Board of Supervisors of San Francisco recently proposed imposing a surcharge on ridesharing trips in San Francisco, and a ballot measure to enact this surcharge may be introduced in 2019. In addition, other jurisdictions such as Seattle have in the past considered or may consider regulations that would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Further, we expect that we will continue to face challenges in penetrating lower-density suburban and rural areas, where our network is smaller and less liquid, the cost of personal vehicle ownership is lower, and personal vehicle ownership is more convenient. If we are not successful in penetrating suburban and rural areas, or if we are unable to operate in certain key metropolitan areas in the future, our ability to serve what we consider to be our total addressable market would be limited, and our business, financial condition, and operating results would suffer.
Over the same period, we generated 15% of our Ridesharing Gross Bookings from trips that either started or were completed at an airport, and we expect this percentage to increase in the future. As a result of this concentration, our operating results are susceptible to existing regulations and regulatory changes that impact the ability of drivers using our platform to provide trips to and from airports. Certain airports currently regulate ridesharing within airport boundaries, including by mandating that ridesharing service providers obtain airport-specific licenses, and some airports, particularly those outside the United States, have banned ridesharing operations altogether. Despite such bans, some Drivers continue to provide Ridesharing services, including trips to and from airports, despite lacking the requisite permits. Such actions may result in the imposition of fines or sanctions, including further bans on our ability to operate within airport boundaries, against us or Drivers. Additional bans on our airport operations, or any permitting requirements or instances of non-compliance by Drivers, would significantly disrupt our operations. In addition, if drop-offs or pick-ups of riders become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, the number of Drivers or consumers could decrease, which would adversely affect our business, financial condition, and operating results. While we have entered into agreements with most major U.S. airports as well as certain airports outside the United States to allow the use of our platform within airport boundaries, we cannot guarantee that we will be able to renew such agreements, and we may not be successful in negotiating similar agreements with airports in all jurisdictions.
If we fail to develop and successfully commercialize autonomous vehicle technologies or fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors, or are perceived as less safe than those of our competitors or non-autonomous vehicles, our financial performance and prospects would be adversely impacted.
We have invested, and we expect to continue to invest, substantial amounts in autonomous vehicle technologies. As discussed elsewhere in this Quarterly Report on Form 10-Q, we believe that autonomous vehicle technologies may have the ability to meaningfully impact the industries in which we compete. While we believe that autonomous vehicles present substantial opportunities, the development of such technology is expensive and time-consuming and may not be successful. Several other companies, including Waymo, Cruise Automation, Tesla, Apple, Zoox, Aptiv, May Mobility, Pronto.ai, Aurora, and Nuro, are also developing autonomous vehicle technologies, either alone or through collaborations with car manufacturers, and we expect that they will use such technology to further compete with us in the personal mobility, meal delivery, or logistics industries. We expect certain competitors to commercialize autonomous vehicle technologies at scale before we do. Waymo has already introduced a commercialized ridehailing fleet of autonomous vehicles, and it is possible that other of our competitors could introduce autonomous vehicle offerings earlier than we will. In the event that our competitors bring autonomous vehicles to market before we do, or their technology is or is perceived to be superior to ours, they may be able to leverage such technology to compete more effectively with us, which would adversely impact our financial performance and our prospects. For example, use of autonomous vehicles could substantially reduce the cost of providing ridesharing, meal delivery, or logistics services, which could allow competitors to offer such services at a substantially lower price as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our financial performance and prospects would be adversely impacted.
Autonomous vehicle technologies involve significant risks and liabilities. We have conducted real-world testing of our autonomous vehicles, involving a trained driver in the driver’s seat monitoring operations while the vehicle is in autonomous mode. In March 2018, one of these test vehicles struck and killed a pedestrian in Tempe, Arizona. Following that incident, we voluntarily suspended real-world testing of our autonomous vehicles for several months in all markets where we were conducting real-world testing, which was a setback for our autonomous vehicle technology efforts. Failures of our autonomous vehicle technologies or additional crashes involving autonomous vehicles using our technology would generate substantial liability for us, create additional negative publicity about us, or result in regulatory scrutiny, all of which would have an adverse effect on our reputation, brand, business, prospects, and operating results.
The development of our autonomous vehicle technologies is highly dependent on internally developed software, as well as on partnerships with third parties such as OEMs and other suppliers, including Toyota and DENSO pursuant to the ATG Collaboration Agreement. We develop and integrate self-driving software into our autonomous vehicle technologies and work with OEMs and other suppliers to develop autonomous vehicle technology hardware. We partner with OEMs that will seek to manufacture vehicles capable of incorporating our autonomous vehicle technologies. Our dependence on these relationships exposes us to the risk that components manufactured by OEMs or other suppliers could contain defects that would cause our autonomous vehicle technologies to not operate as intended. Further, reliance on these relationships exposes us to risks beyond our control, such as third-party software or manufacturing defects, which would substantially impair our ability to deploy autonomous vehicles. If our autonomous vehicle technologies were to contain design or manufacturing defects that caused such technology to not perform as expected, or if we were unable to deploy autonomous vehicles as a result of manufacturing delays by OEMs, our financial performance and our prospects could be harmed.
We expect that governments will develop regulations that are specifically designed to apply to autonomous vehicles. These regulations could include requirements that significantly delay or narrowly limit the commercialization of autonomous vehicles, limit the number of autonomous vehicles that we can manufacture or use on our platform, or impose significant liabilities on manufacturers or operators of autonomous vehicles or developers of autonomous vehicle technologies. If regulations of this nature are implemented, we may not be able to commercialize our autonomous vehicle technologies in the manner we expect, or at all. Further, if we are unable to comply with existing or new regulations or laws applicable to autonomous vehicles, we could become subject to substantial fines or penalties.
In April 2019, we entered into the Unit Purchase Agreement with SoftBank, Toyota, and DENSO pursuant to which these investors will invest an aggregate of $1.0 billion ($400 million from Toyota, $333 million from SoftBank, and $267 million from DENSO) in a newly formed corporate parent entity for ATG. This investment will enable us to raise dedicated capital to fund our ATG business and aims to accelerate the development and commercialization of automated ridesharing services. In connection with the investment, we have entered into the ATG Collaboration Agreement with Toyota, DENSO, and ATG with respect to next-generation self-driving hardware and the development of self-driving vehicles leveraging technology from each of the parties. The closing of the transaction is expected to occur in July 2019; however, we cannot assure you that the transaction will be consummated, or that it will have the effects that we anticipate.
Our business depends on retaining and attracting high-quality personnel, and continued attrition, future attrition, or unsuccessful succession planning could adversely affect our business.
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. Challenges related to our culture and workplace practices and negative publicity we experience have in the past led to significant attrition and made it more difficult to attract high-quality employees. Future challenges related to our culture and workplace practices or additional negative publicity could lead to further attrition and difficulty attracting high-quality employees. In 2017, we experienced significant leadership changes, which disrupted our business and increased attrition among senior management and employees, and during the third quarter of 2018, annualized attrition among employees was near peak levels.
Future leadership transitions and management changes may cause uncertainty in, or a disruption to, our business, and may increase the likelihood of senior management or other employee turnover. The loss of qualified executives and employees, or an inability to attract, retain, and motivate high- quality executives and employees required for the planned expansion of our business, may harm our operating results and impair our ability to grow.
In addition, we depend on the continued services and performance of our key personnel, including our Chief Executive Officer Dara Khosrowshahi. We have entered into an employment agreement with Mr. Khosrowshahi, which is at-will and has no specific duration. Other key members of our management team joined our company after August 2017, and none had previously worked within our industry. Recently hired executives may view our business differently than members of our prior management team and, over time, may make changes to our personnel and their responsibilities as well as our strategic focus, operations, or business plans. We may not be able to properly manage any such shift in focus, and any changes to our business may ultimately prove unsuccessful.
In addition, our failure to put in place adequate succession plans for senior and key management roles or the failure of key employees to successfully transition into new roles could have an adverse effect on our business and operating results. The unexpected or abrupt departure of one or more of our key personnel and the failure to effectively transfer knowledge and effect smooth key personnel transitions has had and may in the future have an adverse effect on our business resulting from the loss of such person’s skills, knowledge of our business, and years of industry experience. If we cannot effectively manage leadership transitions and management changes in the future, our reputation and future business prospects could be adversely affected.
To attract and retain key personnel, we use equity incentives, among other measures. These measures may not be sufficient to attract and retain the personnel we require to operate our business effectively. Additionally, key members of our management team and many of our employees hold RSUs that vested in connection with our IPO, or hold stock options that have or will become exercisable for common stock that will be tradeable following our IPO, which we expect will adversely impact our ability to retain employees. Further the equity incentives we currently use to attract, retain, and motivate employees may not be as effective as in the past, particularly if the value of the underlying stock does not increase commensurate with expectations or consistent with our historical stock price growth. If we are unable to attract and retain high-quality management and operating personnel, our business, financial condition, and operating results could be adversely affected.
The impact of economic conditions, including the resulting effect on discretionary consumer spending, may harm our business and operating results.
Our performance is subject to economic conditions and their impact on levels of discretionary consumer spending. Some of the factors that have an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected. In such circumstances, consumers may choose to use one of our lower price-point products, such as UberPOOL, over a higher Gross Bookings per Trip offering, may choose to forego our offerings for lower-cost personal vehicle or public transportation alternatives, or may reduce total miles traveled as economic activity decreases. Such a shift in consumer behavior may reduce our network liquidity and may harm our business, financial condition, and operating results. Likewise, small businesses that do not have substantial resources, including many of the restaurants in our network, tend to be more adversely affected by poor economic conditions than large businesses. Further, because spending for food purchases from restaurants is generally considered discretionary, any decline in consumer spending may have a disproportionate effect on our Uber Eats offering. If spending at many of the restaurants in our network declines, or if a significant number of these restaurants go out of business, consumers may be less likely to use our products and offerings, which could harm our business and operating results. Alternatively, if economic conditions improve, it could lead to Drivers obtaining additional or alternative opportunities for work, which could negatively impact the number of Drivers on our platform, and thereby reduce our network liquidity.
Increases in fuel, food, labor, energy, and other costs could adversely affect our operating results.
Factors such as inflation, increased fuel prices, and increased vehicle purchase, rental, or maintenance costs may increase the costs incurred by Drivers and carriers when providing services on our platform. Similarly, factors such as inflation, increased food costs, increased labor and employee benefit costs, increased rental costs, and increased energy costs may increase restaurant operating costs, particularly in certain international markets, such as Egypt. Many of the factors affecting Driver, restaurant, and carrier costs are beyond the control of these parties. In many cases, these increased costs may cause Drivers and carriers to spend less time providing services on our platform or to seek alternative sources of income. Likewise, these increased costs may cause restaurants to pass costs on to consumers by increasing prices, which would likely cause order volume to decline, may cause restaurants to cease operations altogether, or may cause carriers to pass costs on to shippers, which may cause shipments on our platform to decline. A decreased supply of Drivers, consumers, restaurants, shippers, or carriers on our platform would decrease our network liquidity, which could harm our business and operating results.
We will require additional capital to support the growth of our business, and this capital might not be available on reasonable terms or at all.
To continue to effectively compete, we will require additional funds to support the growth of our business and allow us to invest in new products, offerings, and markets. In particular, our dockless e-bike and e-scooter products and autonomous vehicle development efforts are capital and operations intensive. While we entered into the Unit Purchase Agreement in April 2019 pursuant to which the ATG Investors will invest an aggregate of $1.0 billion in ATG, we will likely require additional capital to expand these products or continue these development efforts. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders may suffer significant dilution, and any new equity securities we issue may have rights, preferences, and privileges superior to those of existing stockholders. Certain of our existing debt instruments contain, and any debt financing we secure in the future could contain, restrictive covenants relating to our ability to incur additional indebtedness and other financial and operational matters that make it more difficult for us to obtain additional capital with which to pursue business opportunities. For example, our existing debt instruments contain significant restrictions on our ability to incur additional secured indebtedness. We may not be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth and to respond to business challenges and competition may be significantly limited.
If we experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or platform user data, we may face loss of revenue, harm to our brand, business disruption, and significant liabilities.
We collect, use, and process a variety of personal data, such as email addresses, mobile phone numbers, profile photos, location information, drivers’ license numbers and Social Security numbers of Drivers, consumer payment card information, and Driver and restaurant bank account information. As such, we are an attractive target of data security attacks by third parties. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of any such data could result in significant liability and a material loss of revenue resulting from the adverse impact on our reputation and brand, a diminished ability to retain or attract new platform users, and disruption to our business. We rely on third-party service providers to host or otherwise process some of our data and that of platform users, and any failure by such third party to prevent or mitigate security breaches or improper access to, or disclosure of, such information could have similar adverse consequences for us.
Because the techniques used to obtain unauthorized access, disable or degrade services, or sabotage systems change frequently and are often unrecognizable until launched against a target, we may be unable to anticipate these techniques and implement adequate preventative measures. Our servers and platform may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Individuals able to circumvent our security measures may misappropriate confidential, proprietary, or personal information held by or on behalf of us, disrupt our operations, damage our computers, or otherwise damage our business. In addition, we may need to expend significant resources to protect against security breaches or mitigate the impact of any such breaches, including potential liability that may not be limited to the amounts covered by our insurance.
Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. We have been subject to security and data privacy incidents in the past and may be again in the future. For example, in May 2014, we experienced a data security incident in which an outside actor gained access to certain personal information belonging to Drivers through an access key written into code that an employee had unintentionally posted publicly on a code-sharing website used by software developers (the “2014 Breach”). In October and November of 2016, outside actors downloaded the personal data of approximately 57 million Drivers and consumers worldwide (the “2016 Breach”). The accessed data included the names, email addresses, mobile phone numbers, and drivers’ license numbers of approximately 600,000 Drivers, among other information. For further information on this incident, see the risk factors titled “-We currently are subject to a number of inquiries, investigations, and requests for information from the U.S. Department of Justice (the “DOJ”) and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business” and “-We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative, and regulatory action, and negative press about our privacy and data protection practices,” below. In November 2018, a third-party assessor ranked our maturity level for all but two security capabilities as below or at the minimum maturity end of our industry maturity range, which purports to be a composite range derived from the minimum and maximum maturity ratings across related industry sections in consumer products, travel and hospitality, banking and securities, and technology. As we expand our operations, we may also assume liabilities for breaches experienced by the companies we acquire. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security breach that allowed access to certain personal information of riders and drivers on its platform, as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security breaches, or if we (following the completion of our acquisition of Careem) fail to remediate this or any other data security breach that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities.
If we are unable to introduce new or upgraded products, offerings, or features that Drivers, consumers, restaurants, shippers, and carriers recognize as valuable, we may fail to retain and attract such users to our platform and our operating results would be adversely affected.
To continue to retain and attract Drivers, consumers, restaurants, shippers, and carriers to our platform, we will need to continue to invest in the development of new products, offerings, and features that add value for Drivers, consumers, restaurants, shippers, and carriers and that differentiate us from our competitors. For example, in 2018, we redesigned our Driver application with features that better anticipate Driver needs, such as improved real-time communication and updates on the availability of riders and consumers and the pricing of fares and deliveries, and we acquired orderTalk to better integrate Uber Eats with restaurant point-of-sale systems.
Developing and delivering these new or upgraded products, offerings, and features is costly, and the success of such new products, offerings, and features depends on several factors, including the timely completion, introduction, and market acceptance of such products, offerings, and features. Moreover, any such new or upgraded products, offerings, or features may not work as intended or may not provide intended value to platform users. If we are unable to continue to develop new or upgraded products, offerings, and features, or if platform users do not perceive value in such new or upgraded products, offerings, and features, platform users may choose not to use our platform, which would adversely affect our operating results.
If we are unable to manage supply chain risks related to New Mobility products within our Personal Mobility offering such as dockless e-bikes and e-scooters and advanced technologies such as autonomous vehicles, our operations may be disrupted.
We have expanded our Personal Mobility products to include dockless e-bikes and e-scooters and are developing advanced technologies for autonomous vehicles. These products require and rely on hardware and other components that we source from third-party suppliers. The continued development of dockless e-bikes and e-scooters, autonomous vehicle technologies, and other products depends on our ability to implement and manage supply chain logistics to secure the necessary components and hardware. We do not have significant experience in managing supply chain risks. We depend on a limited number of suppliers for our dockless e-bikes, and on a single supplier for our e-scooters that also supplies our primary competitors. It is possible that we may not be able to obtain a sufficient supply of dockless e-bikes and e-scooters in a timely manner, or at all. Further, we source certain specialized or custom-made components for our autonomous vehicle and other advanced technologies from a small number of specialized suppliers, and we may not be able to secure substitutes in a timely manner, on reasonable terms, or at all. Events that could disrupt our supply chain include, but are not limited to:

•	the imposition of trade laws or regulations;

•	the imposition of duties, tariffs, and other charges on imports and exports, including with respect to imports and exports of dockless e-bikes and e-scooters from China;

•	disruption in the supply of certain hardware and components from our international suppliers, particularly those in China;

•	foreign currency fluctuations;

•	theft; and

•	restrictions on the transfer of funds.
The occurrence of any of the foregoing could materially increase the cost and reduce or delay the supply of dockless e-bikes and e-scooters available on our platform and could materially delay our progress towards introducing autonomous vehicles onto our platform, all of which could adversely affect our business, financial condition, operating results, and prospects.

We track certain operational metrics and our category position with internal systems and tools, and our equity stakes in minority-owned affiliates with information provided by such minority-owned affiliates, and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain operational metrics, including key metrics such as MAPCs, Trips, Gross Bookings, and our category position, with internal systems and tools, and our equity stakes in minority-owned affiliates with information provided by such minority-owned affiliates, that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose, or our estimates of our category position. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. For example, we believe that there are consumers who have multiple accounts, even though we prohibit that in our Terms of Service and implement measures to detect and prevent that behavior. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics or our estimates of our category position or our equity stakes in our minority-owned affiliates are not accurate representations of our business, or if investors do not perceive our operating metrics or estimates of our category position or equity stakes in our minority-owned affiliates to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.
In certain jurisdictions, we allow consumers to pay for rides and meal deliveries using cash, which raises numerous regulatory, operational, and safety concerns. If we do not successfully manage those concerns, we could become subject to adverse regulatory actions and suffer reputational harm or other adverse financial and accounting consequences.
In certain jurisdictions, including India, Brazil, and Mexico, as well as certain other countries in Latin America, Europe, the Middle East, and Africa, we allow consumers to use cash to pay Drivers the entire fare of rides and cost of meal deliveries (including our service fee from such rides and meal deliveries). In 2018, cash-paid trips accounted for approximately 13% of our global Gross Bookings. This percentage may increase in the future, particularly in the markets in which Careem operates. The use of cash in connection with our technology raises numerous regulatory, operational, and safety concerns. For example, many jurisdictions have specific regulations regarding the use of cash for ridesharing and certain jurisdictions prohibit the use of cash for ridesharing. Failure to comply with these regulations could result in the imposition of significant fines and penalties and could result in a regulator requiring that we suspend operations in those jurisdictions. In addition to these regulatory concerns, the use of cash with our Ridesharing products and Uber Eats offering can increase safety and security risks for Drivers and riders, including potential robbery, assault, violent or fatal attacks, and other criminal acts. In certain jurisdictions such as Brazil, serious safety incidents resulting in robberies and violent, fatal attacks on Drivers while using our platform have been reported. If we are not able to adequately address any of these concerns, we could suffer significant reputational harm, which could adversely impact our business.
In addition, establishing the proper infrastructure to ensure that we receive the correct service fee on cash trips is complex, and has in the past meant and may continue to mean that we cannot collect the entire service fee for certain of our cash-based trips. We have created systems for Drivers to collect and deposit the cash received for cash-based trips and deliveries, as well as systems for us to collect, deposit, and properly account for the cash received, some of which are not always effective, convenient, or widely-adopted by Drivers. Creating, maintaining, and improving these systems requires significant effort and resources, and we cannot guarantee these systems will be effective in collecting amounts due to us. Further, operating a business that uses cash raises compliance risks with respect to a variety of rules and regulations, including anti-money laundering laws. If Drivers fail to pay us under the terms of our agreements or if our collection systems fail, we may be adversely affected by both the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Such collection failure and enforcement costs, along with any costs associated with a failure to comply with applicable rules and regulations, could, in the aggregate, impact our financial performance.
Loss or material modification of our credit card acceptance privileges could have an adverse effect on our business and operating results.
In 2018, 87% of our Gross Bookings were paid by either credit card or debit card. As such, the loss of our credit card acceptance privileges would significantly limit our business model. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry (“PCI”) and Data Security Standard (the “Standard”). The Standard is a comprehensive set of requirements for enhancing payment account data security developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. Our failure to comply with the Standard and other network operating rules could result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in the payment card network rules, we may be required to submit to periodic audits, self-assessments, or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self- assessment, or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Moreover, the payment card networks could adopt new operating rules or interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. In addition to violations of network rules, including the Standard, any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, could increase our costs, or could otherwise harm our business. The loss of our credit card acceptance privileges for any one of these reasons, or the significant modification of the terms under which we obtain credit card acceptance privileges, may have an adverse effect on our business, revenue, and operating results.
The successful operation of our business depends upon the performance and reliability of Internet, mobile, and other infrastructures that are not under our control.
Our business depends on the performance and reliability of Internet, mobile, and other infrastructures that are not under our control. Disruptions in Internet infrastructure or GPS signals or the failure of telecommunications network operators to provide us with the bandwidth we need to provide our products and offerings could interfere with the speed and availability of our platform. For example, in January 2018, some T-Mobile customers traveling internationally experienced a mobile service outage and as a result were unable to use our platform. If our platform is unavailable when platform users attempt to access it, or if our platform does not load as quickly as platform users expect, platform users may not return to our platform as often in the future, or at all, and may use our competitors’ products or offerings more often. In addition, we have no control over the costs of the services provided by national telecommunications operators. If mobile Internet access fees or other charges to Internet users increase, consumer traffic may decrease, which may in turn cause our revenue to significantly decrease.
Our business depends on the efficient and uninterrupted operation of mobile communications systems. The occurrence of an unanticipated problem, such as a power outage, telecommunications delay or failure, security breach, or computer virus could result in delays or interruptions to our products, offerings, and platform, as well as business interruptions for us and platform users. Furthermore, foreign governments may leverage their ability to shut down directed services, and local governments may shut down our platform at the routing level. Any of these events could damage our reputation, significantly disrupt our operations, and subject us to liability, which could adversely affect our business, financial condition, and operating results. We have invested significant resources to develop new products to mitigate the impact of potential interruptions to mobile communications systems, which can be used by consumers in territories where mobile communications systems are less efficient. However, these products may ultimately be unsuccessful.
We rely on third parties maintaining open marketplaces to distribute our platform and to provide the software we use in certain of our products and offerings. If such third parties interfere with the distribution of our products or offerings or with our use of such software, our business would be adversely affected.
Our platform relies on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make applications available for download. We cannot assure you that the marketplaces through which we distribute our platform will maintain their current structures or that such marketplaces will not charge us fees to list our applications for download. We rely upon certain third parties to provide software for our products and offerings, including Google Maps for the mapping function that is critical to the functionality of our platform. We do not believe that an alternative mapping solution exists that can provide the global functionality that we require to offer our platform in all of the markets in which we operate. We do not control all mapping functions employed by our platform or Drivers using our platform, and it is possible that such mapping functions may not be reliable. If such third parties cease to provide access to the third-party software that we and Drivers use, do not provide access to such software on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of such software, we may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all, any of which would adversely affect our business.
Our business depends upon the interoperability of our platform across devices, operating systems, and third-party applications that we do not control.
One of the most important features of our platform is its broad interoperability with a range of devices, operating systems, and third-party applications. Our platform is accessible from the web and from devices running various operating systems such as iOS and Android. We depend on the accessibility of our platform across these third-party operating systems and applications that we do not control. Moreover, third-party services and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties following development changes. The loss of interoperability, whether due to actions of third parties or otherwise, could adversely affect our business.
We rely on third parties for elements of the payment processing infrastructure underlying our platform. If these third-party elements become unavailable or unavailable on favorable terms, our business could be adversely affected.
The convenient payment mechanisms provided by our platform are key factors contributing to the development of our business. We rely on third parties for elements of our payment-processing infrastructure to remit payments to Drivers, restaurants, and carriers using our platform, and these third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to merchant partners, including us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and operating results.
In addition, system failures have at times prevented us from making payments to Drivers in accordance with our typical timelines and processes, and have caused substantial Driver dissatisfaction and generated a significant number of Driver complaints. Future failures of the payment processing infrastructure underlying our platform could cause Drivers to lose trust in our payment operations and could cause them to instead use our competitors’ platforms. If the quality or convenience of our payment processing infrastructure declines as a result of these limitations or for any other reason, the attractiveness of our business to Drivers, restaurants, and carriers could be adversely affected. If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be as effective, efficient, or well-received by platform users.
Computer malware, viruses, spamming, and phishing attacks could harm our reputation, business, and operating results.
We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms and mobile payment systems, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers contain proprietary or confidential information related to business and sensitive personal data, including personally identifiable information, entrusted to us by platform users, employees, and job candidates. Computer malware, viruses, spamming, and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Various other factors may also cause system failures, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, errors by our employees or third-party service providers, or breaches in the security of these systems or platforms. For example, third parties may attempt to fraudulently induce employees or platform users to disclose information to gain access to our data or the data of platform users. If our incident response, disaster recovery, and business continuity plans do not resolve these issues in an effective manner, they could result in adverse impacts to our business operations and our financial results. Because of our prominence, the number of platform users, and the types and volume of personal data on our systems, we may be a particularly attractive target for such attacks. Although we have developed systems and processes that are designed to protect our data and that of platform users, and to prevent data loss, undesirable activities on our platform, and security breaches, we cannot assure you that such measures will provide absolute security. Our efforts on this front may be unsuccessful as a result of, for example, software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve, and we may incur significant costs in protecting against or remediating cyber-attacks. Any actual or perceived failure to maintain the performance, reliability, security, and availability of our products, offerings, and technical infrastructure to the satisfaction of platform users and certain regulators would likely harm our reputation and result in loss of revenue from the adverse impact to our reputation and brand, disruption to our business, and our decreased ability to attract and retain Drivers, consumers, restaurants, shippers, and carriers.
Our platform is highly technical, and any undetected errors could adversely affect our business.
Our platform is a complex system composed of many interoperating components and incorporates software that is highly complex. Our business is dependent upon our ability to prevent system interruption on our platform. Our software, including open source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Bugs in our software, third-party software including open source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems could result in our failure to comply with certain federal, state, or foreign reporting obligations, or could cause downtime that would impact the availability of our service to platform users. We have from time to time found defects or errors in our system and may discover additional defects in the future that could result in platform unavailability or system disruption. In addition, we have experienced outages on our platform due to circumstances within our control, such as outages due to software limitations. We rely on co-located data centers for the operation of our platform. If our co-located data centers fail, our platform users may experience down time. If sustained or repeated, any of these outages could reduce the attractiveness of our platform to platform users. For example, as a result of an error with one of our routine maintenance releases in February 2018, we experienced an outage on our platform for 28 minutes, resulting in Drivers, consumers, restaurants, shippers, and carriers being unable to log on to our platform in major cities, including Las Vegas, Atlanta, New York, and Washington D.C. In addition, our release of new software in the past has inadvertently caused, and may in the future cause, interruptions in the availability or functionality of our platform. Any errors, bugs, or vulnerabilities discovered in our code or systems after release could result in an interruption in the availability of our platform or a negative experience for Drivers, consumers, restaurants, shippers, and carriers, and could also result in negative publicity and unfavorable media coverage, damage to our reputation, loss of platform users, loss of revenue or liability for damages, regulatory inquiries, or other proceedings, any of which could adversely affect our business and financial results.
We currently rely on a small number of third-party service providers to host a significant portion of our platform, and any interruptions or delays in services from these third parties could impair the delivery of our products and offerings and harm our business.
We use a combination of third-party cloud computing services and co-located data centers in the United States and abroad. We do not control the physical operation of any of the co-located data centers we use or the operations of our third-party service providers. These third-party operations and co-located data centers may experience break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, and other misconduct. These facilities may also be vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events. Our systems do not provide complete redundancy of data storage or processing, and as a result, the occurrence of any such event, a decision by our third-party service providers to close our co-located data centers without adequate notice, or other unanticipated problems may result in our inability to serve data reliably or require us to migrate our data to either a new on-premise data center or cloud computing service. This could be time consuming and costly and may result in the loss of data, any of which could significantly interrupt the provision of our products and offerings and harm our reputation and brand. We may not be able to easily switch to another cloud or data center provider in the event of any disruptions or interference to the services we use, and even if we do, other cloud and data center providers are subject to the same risks. Additionally, our co-located data center facility agreements are of limited durations, and our co-located data center facilities have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew our agreements with these facilities on commercially reasonable terms, we may experience delays in the provision of our products and offerings until an agreement with another co-located data center is arranged. Interruptions in the delivery of our products and offerings may reduce our revenue, cause Drivers, restaurants, and carriers to stop offering their services through our platform, and reduce use of our platform by consumers and shippers. Our business and operating results may be harmed if current and potential Drivers, consumers, restaurants, shippers, and carriers believe our platform is unreliable. In addition, if we are unable to scale our data storage and computational capacity sufficiently or on commercially reasonable terms, our ability to innovate and introduce new products on our platform may be delayed or compromised, which would have an adverse effect on our growth and business.
Our use of third-party open source software could adversely affect our ability to offer our products and offerings and subjects us to possible litigation.
We use third-party open source software in connection with the development of our platform. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Some open source licenses require end-users who distribute or make available across a network software and services that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we have not run a complete open source license review and may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. If we were to receive a claim of non-compliance with the terms of any of our open source licenses, we may be required to publicly release certain portions of our proprietary source code or expend substantial time and resources to re-engineer some or all of our software.
In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Additionally, because any software source code that we contribute to open source projects becomes publicly available, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we would be unable to prevent our competitors or others from using such contributed software source code. Any of the foregoing could be harmful to our business, financial condition, or operating results and could help our competitors develop products and offerings that are similar to or better than ours.
We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business.
As of March 31, 2019, we had total outstanding indebtedness of $7.5 billion aggregate principal amount, including $1.9 billion aggregate principal amount of our outstanding 2021 Convertible Notes and $1.0 billion aggregate principal amount of our outstanding 2022 Convertible Notes. The Convertible Notes were converted into our common stock in connection with our IPO. In addition, we have agreed to issue up to approximately $1.7 billion of the Careem Convertible Notes to Careem stockholders, a majority of which will be issued upon the closing of our acquisition of Careem. The Careem Convertible Notes do not bear interest and will mature 90 days after their respective dates of issuance. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of dockless e-bikes and e-scooters or autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. For example, the Careem Convertible Notes are convertible into shares of our common stock at the election of each note holder at a price of $55.00 per share. Some or all of the holders of the Careem Convertible Notes may not elect to convert their notes prior to their maturity, in which case we will be required to repay such notes in cash. We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely payments on our indebtedness, or to fund our operations. To date, we have used a substantial amount of cash for operating activities, and we cannot assure you when we will begin to generate cash from operating activities in amounts sufficient to cover our debt service obligations.
In addition, under certain of our existing debt instruments, we and certain of our subsidiaries are subject to limitations regarding our business and operations, including limitations on incurring additional indebtedness and liens, limitations on certain consolidations, mergers, and sales of assets, and restrictions on the payment of dividends or distributions. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay our loans immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.
In addition, we are exposed to interest rate risk related to some of our indebtedness, which is discussed in greater detail under the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”
We may have exposure to materially greater than anticipated tax liabilities.
The tax laws applicable to our global business activities are subject to uncertainty and can be interpreted differently by different companies. For example, we may become subject to sales tax rates in certain jurisdictions that are significantly greater than the rates we currently pay in those jurisdictions. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign jurisdictions and have structured our operations to reduce our effective tax rate. Currently, certain jurisdictions are investigating our compliance with tax rules. If it is determined that we are not compliant with such rules, we could owe additional taxes. Additionally, the taxing authorities of the jurisdictions in which we operate have in the past, and may in the future, examine or challenge our methodologies for valuing developed technology, which could increase our worldwide effective tax rate and harm our financial position and operating results. Furthermore, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations, or accounting principles. We are subject to regular review and audit by both U.S. federal and state tax authorities, as well as foreign tax authorities, and currently face numerous audits in the United States and abroad. Any adverse outcome of such reviews and audits could have an adverse effect on our financial position and operating results. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by our management, and we have engaged in many transactions for which the ultimate tax determination remains uncertain. The ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Our tax positions or tax returns are subject to change, and therefore we cannot accurately predict whether we may incur material additional tax liabilities in the future, which could impact our financial position. In addition, in connection with any planned or future acquisitions, we may acquire businesses that have differing licenses and other arrangements that may be challenged by tax authorities for not being at arm’s-length or that are otherwise potentially less tax efficient than our licenses and arrangements. Any subsequent integration or continued operation of such acquired businesses may result in an increased effective tax rate in certain jurisdictions or potential indirect tax costs, which could result in us incurring additional tax liabilities or having to establish a reserve in our consolidated financial statements, and could adversely affect our financial results.
Changes in global and U.S. tax legislation may adversely affect our financial condition, operating results, and cash flows.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. U.S. tax legislation enacted in 2017 has significantly changed the U.S. federal income taxation of U.S. corporations, including reducing the U.S. corporate income tax rate, revising the rules governing net operating losses effective for tax years beginning after December 31, 2017, providing a transition of U.S. international taxation from a worldwide tax system to a modified territorial system, imposing a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, and imposing new limitations on the deductibility of interest. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury and U.S. Internal Revenue Service (the “IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
We are unable to predict what global or U.S. tax reforms may be proposed or enacted in the future or what effects such future changes would have on our business. Any such changes in tax legislation, regulations, policies or practices in the jurisdictions in which we operate could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheet; affect our financial position, future operating results, cash flows, and effective tax rates where we have operations; reduce post-tax returns to our stockholders;

and increase the complexity, burden, and cost of tax compliance. We are subject to potential changes in relevant tax, accounting, and other laws, regulations, and interpretations, including changes to tax laws applicable to corporate multinationals. The governments of countries in which we operate and other governmental bodies could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in our income tax returns filed in such jurisdictions. New laws could significantly increase our tax obligations in the countries in which we do business or require us to change the manner in which we operate our business. As a result of the large and expanding scale of our international business activities, many of these changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, operating results, and cash flows.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2018, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $5.1 billion and $4.4 billion, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2018 will begin to expire in 2030, and the state net operating loss carryforward amounts will begin to expire in 2019. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
We are exposed to fluctuations in currency exchange rates.
Because we conduct a significant and growing portion of our business in currencies other than the U.S. dollar but report our consolidated financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. As exchange rates vary, revenue, cost of revenue, exclusive of depreciation and amortization, operating expenses, other income and expense, and assets and liabilities, when translated, may also vary materially and thus affect our overall financial results. We have not to date, but may in the future, enter into hedging arrangements to manage foreign currency translation, but such activity may not completely eliminate fluctuations in our operating results due to currency exchange rate changes. Hedging arrangements are inherently risky, and we do not have experience establishing hedging programs, which could expose us to additional risks that could adversely affect our financial condition and operating results.
Our potential acquisition of Careem is subject to a number of risks and uncertainties.
In March 2019, we entered into an asset purchase agreement to acquire Careem for approximately $3.1 billion, consisting of up to approximately $1.7 billion of the Careem Convertible Notes and approximately $1.4 billion in cash, subject to certain adjustments. We expect the acquisition to close in January 2020. We will acquire substantially all of the assets and assume substantially all of the liabilities of Careem, including liabilities associated with any data security breaches it has experienced in the past. Our acquisition of Careem is subject to a number of risks and uncertainties, including, in particular, that we must obtain the approval of competition authorities in certain markets in which Careem operates, and we cannot guarantee that we will be able to obtain approval in any or all of these markets. The acquisition could be blocked, delayed, or subject to significant limitations or restrictions on our ability to operate in one or more markets, and we could be required to divest our or Careem’s business in one or more markets. Subsequent to the announcement of our acquisition of Careem, the Egyptian Competition Authority (“ECA”) issued a press release expressing concerns regarding the proposed acquisition.
Although Careem has agreed to a reduction of the purchase price in the event we do not receive regulatory approval in some or all of the markets in which Careem operates, any such reduction would be limited to only a portion of the value ascribed to Careem’s operations in such markets, and any such reductions in the aggregate would be capped at 15% of the total purchase price. Additionally, 10% of the total purchase price will be subject to a holdback for a limited period of time after the closing of the acquisition to satisfy any potential indemnification claims. Accordingly, we will be required to pay at least 75% of the total purchase price (including the full cash portion of the purchase price) upon the closing of the acquisition, regardless of which, if any, competition approvals we are able to obtain prior to the closing date. As a result, our acquisition of Careem will result in a significant cash expenditure and increased indebtedness, which may not be commensurate with the value of Careem’s operations that we are able to acquire upon the closing of the acquisition.
In addition, some or all of the holders of the Careem Convertible Notes may not elect to convert their notes into shares of our common stock at any time prior to their maturity 90 days after issuance, in which case we will be required to repay their notes in cash.
Pursuant to our agreement with Careem, the Careem brand and ridesharing, meal delivery, and payments apps will continue to operate in parallel with Uber’s apps following the closing of the acquisition. Careem’s Chief Executive Officer will continue to be the Chief Executive Officer of Careem and will report to an Uber-controlled board of directors. Although we will integrate certain general and administrative functions at the Uber parent level, Careem’s engineering, human resources, and operations teams will continue to operate independently and report to Careem’s Chief Executive Officer. This structure may reduce the synergies that we expect to gain from the acquisition and our brand and reputation could be impacted by any damage or reputational harm to the Careem brand.
Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business following the closing of the acquisition, and doing so may cause our relationships with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing significant fines or penalties against us or shutting down our or Careem’s app on either a temporary or indefinite basis.
Our acquisition of Careem will also increase our risks under the U.S. Foreign Corrupt Practices Act (“FCPA”) and other similar laws outside the United States. After the acquisition, we plan to provide significant training to Careem’s employees, consultants, and business partners. Our existing and planned safeguards, including training and compliance programs to discourage corrupt practices by such parties, may not prove effective, and such parties may engage in conduct for which we could be held responsible.
Any of these risks and uncertainties could have an adverse effect on our business, financial condition, operating results, and prospects.
If we are unable to identify and successfully acquire suitable businesses, our operating results and prospects could be harmed, and any businesses we acquire may not perform as expected or be effectively integrated.
As part of our business strategy, we have entered into, and expect to continue to enter into, agreements to acquire companies, form joint ventures, divest portions or aspects of our business, sell minority stakes in portions or aspects of our business, and acquire complementary companies or technologies, including divestitures in China and Southeast Asia, our Yandex.Taxi joint venture in Russia/CIS, our agreement to acquire Careem, and the potential investment by SoftBank, Toyota, and DENSO in ATG. Competition within our industry for acquisitions of businesses, technologies, and assets is intense. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors. For example, our acquisition of Careem is subject to a number of risks and uncertainties, including, in particular, approval from the regional competition authorities in certain markets in which Careem operates. Pursuant to the terms of our agreement with Careem, failure to obtain approval in one or more of these countries could require us to divest our or Careem’s business in that country. Moreover, the potential investment by the ATG Investors in ATG is subject to a number of risks and uncertainties. For example, if the Committee on Foreign Investment in the United States (“CFIUS”) blocks or unwinds the ATG Collaboration Agreement or requires mitigation measures that materially and adversely affect the strategic benefits of the ATG Collaboration Agreement, SoftBank, Toyota, and DENSO will each have the right to require ATG to redeem some or all of their preferred units at a price equal to their respective initial investment amounts. Further, if CFIUS requires certain other mitigation measures to be taken by ATG, SoftBank, or Toyota that are not acceptable to the applicable party, then SoftBank or Toyota, as applicable, will have the right to transfer some or all of their preferred units to a third party, subject to a right of first refusal in our favor. CFIUS approval is not a condition to the closing of the transaction.
Further, negotiations for potential acquisitions or other transactions may result in the diversion of our management’s time and significant out-of-pocket costs. We may expend significant cash or incur substantial debt to finance such acquisitions, and such indebtedness may restrict our business or require the use of available cash to make interest and principal payments. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which may result in dilution to our stockholders, or if such convertible debt securities are not converted, significant cash outlays. If we fail to evaluate and execute acquisitions successfully or fail to successfully address any of these risks, our business, financial condition, and operating results may be harmed.
In addition, any businesses we may acquire (including Careem) may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies, including managing any privacy or data security risks associated with such acquisitions, may harm our operating results and expansion prospects. The process of integrating an acquired company, business, or technology or acquired personnel into our company is subject to various risks and challenges, including:

•	diverting management time and focus from operating our business to acquisition integration;

•	disrupting our ongoing business operations;

•	platform user acceptance of the acquired company’s offerings;

•	implementing or remediating the controls, procedures, and policies of the acquired company;

•	integrating the acquired business onto our systems and ensuring the acquired business meets our financial reporting requirements and timelines;

•
retaining and integrating acquired employees, including aligning incentives between acquired employees and existing employees, as well as managing costs associated with eliminating redundancies or transferring employees on acceptable terms with minimal business disruption;

•	maintaining important business relationships and contracts of the acquired business;

•	liability for pre-acquisition activities of the acquired company;

•	litigation or other claims or liabilities arising in connection with the acquired company;

•	impairment charges associated with goodwill, long-lived assets, investments, and other acquired intangible assets; and

•	other unforeseen operating difficulties and expenditures.
We may not receive a favorable return on investment for prior or future business combinations, including with respect to ATG, Careem or our minority-owned affiliates, and we cannot predict whether these acquisitions, divestitures, or investments will be accretive to the value of our common stock. If we do not obtain approval from local competition authorities in connection with our acquisition of Careem, and as a result are required to divest portions or aspects of our or Careem’s business or discontinue or limit our or Careem’s operations in certain countries, we may limit our growth and negatively affect our operating results. It is also possible that acquisitions, combinations, divestitures, joint ventures, or other strategic transactions we announce could be viewed negatively by the press, investors, platform users, or regulators, any or all of which may adversely affect our reputation and our business. Any of these factors may adversely affect our ability to consummate a transaction, our financial condition, and our operating results.
Legal and Regulatory Risks Related to Our Business
We may continue to be blocked from or limited in providing or operating our products and offerings in certain jurisdictions, and may be required to modify our business model in those jurisdictions as a result.
In certain jurisdictions, including key markets such as Argentina, Germany, Italy, Japan, South Korea, and Spain, our ridesharing business model has been blocked, capped, or suspended, or we have been required to change our business model, due primarily to laws and significant regulatory restrictions in such jurisdictions. In some cases, we have applied for and obtained licenses or permits to operate and must continue to comply with the license or permit requirements or risk revocation. In addition, we may not be able to maintain or renew any such license or permit. For example, Transport for London (“TfL”) announced in September 2017 that it would not renew our license to operate in London because it determined that we were not fit and proper to hold an operator’s license. We appealed this decision and in June 2018, we were granted a license to operate in London on a 15-month term (instead of the usual five-year term). If we are not successful in complying with the terms of the 15-month license and, as a result, it is terminated or not renewed, we would likely appeal any such decision as we did in 2017. Any inability to operate in London, as well as the publicity concerning any such termination or non-renewal, would adversely affect our business, revenue, and operating results. We cannot predict whether the TfL decision, or future regulatory decisions or legislation in other jurisdictions, may embolden or encourage other authorities to take similar actions even where we are operating according to the terms of an existing license or permit. Additionally, in April 2019, Mexico City’s Secretaría de Movilidad passed an amendment to existing ridesharing regulations implementing certain operational requirements including a prohibition on the use of cash to pay for ridesharing services and, effective as of November 2019, a requirement that drivers in Mexico City obtain additional licenses to provide ridesharing services. We are still evaluating the impact of these regulations, but such operational requirements, if implemented without modification, could have a negative impact on our business and our failure to comply with such regulations may result in a revocation of our license to operate in Mexico City.
Traditional taxicab and car service operators in various jurisdictions continue to lobby legislators and regulators to block our Ridesharing products or to require us to comply with regulatory, insurance, record-keeping, licensing, and other requirements to which taxicab and car services are subject. For example, in January 2019, we suspended our Ridesharing products in Barcelona after the regional government enacted regulations mandating minimum wait times before riders could be picked up by ridesharing drivers. In December 2018, New York City approved per-mile and per-minute rates, designed to target minimum hourly earnings, for drivers providing for-hire services in New York City, such as those provided by Drivers on our platform. These minimum rates took effect in February 2019. We are still working through adjustments to be made with respect to rider promotions, driver supply, and other aspects of our business in response to these regulations; however, these regulations had a negative impact on our financial performance in New York City in the first quarter of 2019 and may have a similar adverse impact in the future. In August 2018, the New York City Council voted to approve various measures to further regulate our business, including driver earning rules, licensing requirements, and a one-year freeze on new for-hire vehicle licenses for ridesharing services like those enabled via our platform, while the city studies whether a permanent freeze would help reduce congestion. Additionally, members of the Board of Supervisors of San Francisco recently proposed imposing a surcharge on ridesharing trips in San Francisco, and a ballot measure to enact this surcharge may be introduced in 2019. In addition, other jurisdictions such as Seattle have in the past considered or may consider regulations which would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Similar legislative or regulatory initiatives are being considered or have been enacted in countries outside the United States. If other jurisdictions impose similar regulations, our business growth could be adversely affected.
In certain jurisdictions, we are subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. In such jurisdictions, we may be subject to regulatory fines and proceedings and, in certain cases, may be required to cease operations altogether if we continue to operate our business as currently conducted, unless and until such laws and regulations are reformed to clarify that our business operations are fully compliant. In certain of these jurisdictions, we continue to provide our products and offerings while we assess the applicability of these laws and regulations to our products and offerings or while we seek regulatory or policy changes to address concerns with respect to our ability to comply with these laws and regulations. Our decision to continue operating in these instances has come under investigation or has otherwise been subject to scrutiny by government authorities. Our continuation of this practice and other past practices may result in fines or other penalties against us and Drivers imposed by local regulators, potentially increasing the risk that our licenses or permits that are necessary to operate in such jurisdictions will not be renewed. Such fines and penalties have in the past been, and may in the future continue to be, imposed solely on Drivers, which may cause Drivers to stop providing services on our platform. In many instances, we make the business decision as a gesture of goodwill to pay the fines on behalf of Drivers or to pay Drivers’ defense costs, which, in the aggregate, can be in the millions of dollars. Furthermore, such business practices may also result in negative press coverage, which may discourage Drivers and consumers from using our platform and could adversely affect our revenue. In addition, we face regulatory obstacles, including those lobbied for by our competitors or from local governments globally, that have favored and may continue to favor local or incumbent competitors, including obstacles for potential Drivers seeking to obtain required licenses or vehicle certifications. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or Drivers are required to comply with regulatory and other requirements applicable to taxicab and car services, our revenue and growth would be adversely affected.
Our business is subject to numerous legal and regulatory risks that could have an adverse impact on our business and future prospects.
Our platform is available in over 700 cities across 63 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
Further, existing or new laws and regulations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth and usage of our platform. For example, as we expand our offerings in new areas, such as non-emergency medical transportation, we may be subject to additional healthcare-related federal and state laws and regulations. Additionally, because our offerings are frequently first-to-market in the jurisdictions in which we operate, several local jurisdictions have passed, and we expect additional jurisdictions to pass, laws and regulations that limit or block our ability to offer our products to Drivers and consumers in those jurisdictions, thereby impeding overall use of our platform. We are actively challenging some of these laws and regulations and are lobbying other jurisdictions to oppose similar restrictions on our business, especially our ridesharing services. Further, because a substantial portion of our business involves vehicles that run on fossil fuels, laws, regulations, or governmental actions seeking to curb air pollution or emissions may impact our business. For example, in response to London’s efforts to cut emissions and improve air quality in the city (including the institution of a toxicity charge for polluting vehicles in the city center congestion zone and the introduction of an “Ultra Low Emissions Zone” that went into effect in April 2019), we have added a clean-air fee of 15 pence per mile to each trip on our platform in London, and plan to help Drivers on our platform fully transition to electric vehicles by 2025. Additionally, proposed ridesharing regulations in Egypt may require us to share certain personal data with government authorities to operate our app, which we may not be willing to provide. Our failure to share such data in accordance with these regulations may result in government authorities assessing significant fines or penalties against us or shutting down our or (after the acquisition) Careem’s app in Egypt on either a temporary or indefinite basis.
Additionally, the United Kingdom held a referendum on June 23, 2016, to determine whether the United Kingdom should leave the European Union (“EU”) or remain as a member state, the outcome of which was in favor of leaving the EU, which is commonly referred to as Brexit. Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate in the event of a withdrawal, including financial laws and regulations (including relating to payment processing), tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity, and restrict access to capital.
In addition, we are currently involved in litigation in a number of the jurisdictions in which we operate. We initiated some of these legal challenges to contest the application of certain laws and regulations to our business. Others have been brought by taxicab owners, local regulators, local law enforcement, and platform users, including Drivers and consumers. These include individual, multiple plaintiff, and putative class and class action claims for alleged violation of laws related to, among other things, transportation, competition, advertising, consumer protection, fee calculations, personal injuries, privacy, intellectual property, product liability, discrimination, safety, and employment. For example, in May 2019, a class action was filed against us and certain of our subsidiaries in the Supreme Court of Victoria, Australia on behalf of participants in the taxi, hire-car, limousine, and charter vehicle industry who were licensed to operate in particular regions of Australia during certain periods between April 2014 and August 2017. The class action alleges that we operated unlawfully in such regions during such periods. These legislative and regulatory proceedings, allegations, and lawsuits are expensive and time consuming to defend, and, if resolved adversely to us, could result in financial damages or penalties, including criminal penalties, incarceration, and sanctions for individuals employed by us or parties with whom we contract, which could harm our ability to operate our business as planned in one or more of the jurisdictions in which we operate, which could adversely affect our business, revenue, and operating results.
We may face legal risks specific to our new dockless e-bike and e-scooter products, including those that result from quality problems that may arise with our hardware products, which may result in product recalls, litigation, enforcement actions, or regulatory proceedings, and could adversely affect our business, brand, financial condition, and results of operations.
As we expand our Personal Mobility offering to include dockless e-bikes and e-scooters, we expect to become subject to additional risks distinct from those relating to our Ridesharing products and our meal delivery and logistics offerings. Consumers may not be technically proficient in using dockless e-bikes and e-scooters, and they may not know to wear, or intentionally choose not to wear, protective equipment designed to enhance the safety of these products, including helmets. User error, together with the failure to use protective equipment, increases the risk of injuries or death while using these products. Non-compliance with standard traffic laws, as well as urban hazards such as unpaved or uneven roadways, increases the risk and severity of potential injuries. In addition, we offer our dockless e-bike and e-scooter products predominantly in metropolitan areas, where consumers using dockless e-bikes and e-scooters need to share, navigate, and at times contend with narrow and heavily congested roads occupied by cars, buses and light rail, especially during “rush” hours, all of which heighten the potential of injuries or death. Although we advise platform users of local requirements, including applicable helmet laws, and offer promotional codes for and occasionally give away helmets during promotions or in accordance with local regulations, we do not otherwise provide protective equipment to consumers using our dockless e-bikes and e-scooters. Further, dockless e-bike and e-scooter maintenance, whether performed or facilitated by us, is difficult to ensure, and improper maintenance could lead to serious rider injury or death. Consumers using dockless e-bikes or e-scooters face a more severe level of injury in the event of a collision than that faced while riding in a vehicle, given the less sophisticated, and in some cases absent, passive protection systems on dockless e-bikes and e-scooters. As such, our dockless e-bike and e-scooter products expose us to increased liability.
Additionally, we rely on third parties to manufacture our dockless e-bikes and e-scooters and their component parts. We have experienced, and may in the future experience, issues with our dockless e-bikes and e-scooters that may lead to product liability, personal injury or death, or property damage claims. In response, we have taken action to replace, modify, increase maintenance frequency, or limit the use of such products, and may need to do so in the future. Such issues may also lead to recalls, market withdrawals, or regulatory actions by governmental authorities. Any of these events could result in increased governmental and regulatory scrutiny, harm to our reputation, significant financial costs, reduced demand from consumers for our products, and additional safety and testing requirements. For example, we have previously replaced rechargeable batteries for dockless e-bikes that did not meet performance expectations under certain conditions, which led to significant replacement costs and launch delays. The occurrence of real or perceived quality problems or material defects in our current or future dockless e-bikes or e-scooters could result in negative publicity, market withdrawals, regulatory proceedings, enforcement actions, or lawsuits filed against us, particularly if consumers are injured. Even if injuries to consumers are not the result of any defects in or the failure to properly maintain or repair our products, we may incur expenses to defend or settle any claims and our brand and reputation may be harmed.
Our dockless e-bikes and e-scooters are currently subject to operating restrictions or caps in certain cities and municipalities.
Most jurisdictions in which we provide our dockless e-bikes and e-scooters, including Santa Monica and Austin, limit the aggregate number of dockless e-bikes or e-scooters that we may provide in a given jurisdiction. In other jurisdictions, such as Fort Lauderdale, we have failed to secure permits to offer dockless e-bikes or e-scooters, which allows our competitors to operate in those markets while we cannot. In addition, many jurisdictions have not yet authorized dockless e-bike or e-scooter operations, which in some cases has limited our ability to expand our operations. In many major metropolitan areas, such as New York City, governmental bodies have entered into exclusive contracts for docked e-bike services in certain portions of the city, including Manhattan, and those jurisdictions may interpret such exclusive deals to prohibit dockless e-bikes provided by other operators. We face a combination of these limitations in certain cities, including San Francisco, where the number of dockless e-bikes we can offer is subject to a cap, where we failed to obtain one of two permits for a limited scooter pilot program, and where our exclusive license to operate dockless e-bikes will expire at the end of 2019, and in Madrid, where the city provided permits to more than fifteen companies, with each company subject to a cap. Our inability to expand our dockless e-bikes and e-scooters could harm our business, financial condition, and operating results.
Changes in, or failure to comply with, competition laws could adversely affect our business, financial condition, or operating results.
Competition authorities closely scrutinize us under U.S. and foreign antitrust and competition laws. An increasing number of governments are enforcing competition laws and are doing so with increased scrutiny, including governments in large markets such as the EU, the United States, Brazil, and India, particularly surrounding issues of predatory pricing, price-fixing, and abuse of market power. Many of these jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. For example, complaints have been filed in several jurisdictions, including in the United States and India, alleging that our prices are too high (surge pricing) or too low (discounts or predatory pricing), or both. In December 2018, a purported assignee of Sidecar, an early competitor in the ridesharing business, filed a lawsuit against us asserting claims under both federal and California law based on allegations that we engaged in anti-competitive conduct. If one jurisdiction imposes or proposes to impose new requirements or restrictions on our business, other jurisdictions may follow. Further, any new requirements or restrictions, or proposed requirements or restrictions, could result in adverse publicity or fines, whether or not valid or subject to appeal.
In addition, governmental agencies and regulators may, among other things, prohibit future acquisitions, divestitures, or combinations we plan to make, impose significant fines or penalties, require divestiture of certain of our assets, or impose other restrictions that limit or require us to modify our operations, including limitations on our contractual relationships with platform users or restrictions on our pricing models. For example, our acquisition of Careem is subject to approval by the relevant competition authorities in certain markets in which Careem operates, and failure to obtain approval in one or more of these markets could require us to divest our or Careem’s business in those markets. We cannot guarantee that we will be able to obtain competition authority approval in any or all of these markets. Additionally, in connection with our transaction with Grab, the Competition and Consumer Commission of Singapore concluded that such transaction was a violation of local competition laws and imposed fines and restrictions on both us and Grab; similarly, the Philippine Competition Commission approved our transaction with Grab subject to remedial measures and imposed fines relating to our and Grab’s compliance with the commission’s interim order. Furthermore, the review of our sale of our China operations to Didi in August 2016 by the Chinese authorities (the Anti-Monopoly Bureau of the Ministry of Commerce, now a part of the State Administration for Market Regulations) is still ongoing, and it is not clear how or when that proceeding will be resolved. Such rulings may alter the way in which we do business and, therefore, may continue to increase our costs or liabilities or reduce demand for our platform, which could adversely affect our business, financial condition, or operating results.
Our business is subject to extensive government regulation and oversight relating to the provision of payment and financial services.
Most jurisdictions in which we operate have laws that govern payment and financial services activities. Regulators in certain jurisdictions may determine that certain aspects of our business are subject to these laws and could require us to obtain licenses to continue to operate in such jurisdictions. Our subsidiary in the Netherlands, Uber Payments B.V., is registered and authorized by its competent authority, De Nederlandsche Bank, as an electronic money institution. This authorization permits Uber Payments B.V. to provide payment services (including acquiring and executing payment transactions and money remittances, as referred to in the Revised Payment Services Directive (2015/2366/EU)) and to issue electronic money in the Netherlands. In addition, Uber Payments B.V. has notified De Nederlandsche Bank that it will provide such services on a cross-border passport basis into other countries within the European Economic Area (the “EEA”). We continue to critically evaluate our options for seeking additional licenses and approvals in several other jurisdictions to optimize our payment solutions and support the future growth of our business. We could be denied such licenses, have existing licenses revoked, or be required to make significant changes to our business operations before being granted such licenses. For example, it is prohibited for persons to hold, acquire, or increase a “qualifying holding” in an electronic money institution with a corporate seat in the Netherlands, such as Uber Payments B.V., prior to receiving a declaration of no objection (“DNO”) from De Nederlandsche Bank. A “qualifying holding” is a direct or indirect holding of 10% or more of the issued share capital of an electronic money institution, the ability to exercise directly or indirectly 10% or more of the voting rights in an electronic money institution, or the ability to exercise directly or indirectly a similar influence over an electronic money institution. We cannot guarantee that a person intending to hold, acquire, or increase a qualifying holding in us will receive a DNO in the future, and a failure of such person to receive a DNO could expose that person to financial regulatory enforcement action in the Netherlands and could cause our electronic money institution license to be negatively impacted or revoked. If we are denied payment or other financial licenses or such licenses are revoked, we could be forced to cease or limit business operations in certain jurisdictions, including in the EEA, and even if we are able to obtain such licenses, we could be subject to fines or other enforcement action, or stripped of such licenses, if we are found to violate the requirements of such licenses. In some countries, it is not clear whether we are required to be licensed as a payment services provider where we rely on local payment providers to disburse payments. Were local regulators to determine that such arrangements require us to be so licensed, such regulators may block payments to Drivers, restaurants, shippers or carriers. Such regulatory actions, or the need to obtain regulatory approvals, could impose significant costs and involve substantial delay in payments we make in certain local markets, any of which could adversely affect our business, financial condition, or operating results.
Beginning in September 2019, payments made by platform users with payment accounts in the EEA for services provided through our platform will be subject to Strong Customer Authentication (“SCA”) regulatory requirements. In many cases, SCA will require a platform user to engage in additional steps to authenticate each payment transaction. These additional authentication requirements may make our platform user experience in the EEA substantially less convenient, and such loss of convenience could meaningfully reduce the frequency with which platform users use our platform or could cause some platform users to stop using our platform entirely, which could adversely affect our business, financial condition, operating results, and prospects. Further, once SCA is implemented, many payment transactions on our platform may fail to be authenticated due to platform users not completing all necessary authentication steps. Thus, in some cases, we may not receive payment from consumers in advance of paying Drivers for services received by those users. A substantial increase in the frequency with which we make Driver payments without having received corresponding payments from consumers could adversely affect our business, financial condition, operating results, and prospects.
In addition, laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform in the same form and on the same terms as we have historically, or at all. For example, changes to our business in Europe, combined with changes to the EU Payment Services Directive, caused aspects of our payment operations in the EEA to fall within the scope of European payments regulation. As a result, one of our subsidiaries, Uber Payments B.V., is directly subject to financial services regulations (including those relating to anti-money laundering, terrorist financing, and sanctioned or prohibited persons) in the Netherlands and in other countries in the EEA where it conducts business. In addition, as we evolve our business or make changes to our business structure, we may be subject to additional laws or requirements related to money transmission, online payments, and financial regulation. These laws govern, among other things, money transmission, prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, banking, systemic integrity risk assessments, cyber-security of payment processes, and import and export restrictions. Our business operations, including our payments to Drivers and restaurants, may not always comply with these financial laws and regulations. Historical or future non-compliance with these laws or regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions. Costs associated with fines and enforcement actions, as well as reputational harm, changes in compliance requirements, or limits on our ability to expand our product offerings, could harm our business.
Further, our payment system is susceptible to illegal and improper uses, including money laundering, terrorist financing, fraudulent sales of goods or services, and payments to sanctioned parties. We have invested and will need to continue to invest substantial resources to comply with applicable anti-money laundering and sanctions laws, and in the EEA to conduct appropriate risk assessments and implement appropriate controls as a regulated financial service provider. Government authorities may seek to bring legal action against us if our payment system is used for improper or illegal purposes or if our enterprise risk management or controls in the EEA are not adequately assessed, updated, or implemented, and any such action could result in financial or reputational harm to our business.
We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business.
We are the subject of DOJ criminal inquiries and investigations, as well as related civil enforcement inquiries and investigations by other government agencies in the United States and abroad. Those inquiries and investigations cover a broad range of matters, including our data designation and document retention policies related to the 2016 Breach, which involved the breach of certain archived consumer data hosted on a cloud-based service that outside actors accessed and downloaded. We have in the past and may in the future settle claims related to such matters. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the U.S. Federal Trade Commission (the “FTC”), which the FTC Commissioners approved in October 2018. In November 2018, U.K. and Dutch regulators imposed fines totaling approximately $1.2 million related to the 2016 Breach. The 2016 Breach may lead to additional costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. We are also subject to inquiries and or investigations by various government authorities related to, among other matters, the use of a tool to limit the vehicle views available to regulatory enforcement authorities (known as Greyball), alleged deceptive business practices and fraud, the use of alleged inappropriate means to obtain a rape victim’s medical records, and our disclosures to certain investors. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.
We are also subject to inquiries and investigations by government agencies related to certain transactions we have entered into in the United States and other countries. For example, in connection with the Grab transaction, the Competition and Consumer Commission of Singapore concluded that the transaction violated local competition laws and imposed fines and restrictions on both us and Grab, including a requirement that Grab cannot require drivers to drive exclusively on its platform, a prohibition on “excessive price surges,” and protections for driver commission rates. In addition, the Philippine Competition Commission approved the transaction subject to similar restrictions, including a cap on maximum allowable fares and a requirement that Grab cannot require drivers to drive exclusively on its platform, and imposed fines relating to our and Grab’s non-compliance with its interim measures order during the pendency of the commission’s antitrust review.
These government inquiries and investigations are time-consuming and require a great deal of financial resources and attention from us and our senior management. If any of these matters are resolved adversely to us, we may be subject to additional fines, penalties, and other sanctions, and could be forced to change our business practices substantially in the relevant jurisdictions. Any such determinations could also result in significant adverse publicity or additional reputational harm, and could result in or complicate other inquiries, investigations, or lawsuits from other regulators in future merger control or conduct investigations. Any of these developments could result in material financial damages, operational restrictions, and harm our business.
We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative, and regulatory action, and negative press about our privacy and data protection practices.
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2014 Breach and the 2016 Breach. These and any future data breaches could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biannual third-party audits, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties for future failure to report security incidents. In November 2018, U.K. and Dutch regulators imposed fines totaling approximately $1.2 million. We have also entered into settlement agreements with numerous state enforcement agencies. In January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security breach that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security breaches or if we (following the completion of our acquisition of Careem) fail to remediate this or any other data security breach that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. Our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
This risk is enhanced in certain jurisdictions with stringent data privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we may become subject to amended or additional laws that impose substantial additional obligations related to data privacy. The EU adopted the General Data Protection Regulation (“GDPR”) in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business such as Careem) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with non-compliance. For example, California recently adopted the California Consumer Privacy Act of 2018 (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for businesses. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. The CCPA goes into effect in January 2020.
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the EEA. We rely on transfer mechanisms permitted under these laws, including the EU Standard Contract Clauses. Such mechanisms have recently received heightened regulatory and judicial scrutiny. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data of Drivers, consumers, or employees in those regions. In addition, we may be required to disclose personal data pursuant to demands from government agencies, including from state and city regulators as a requirement for obtaining or maintaining a license or otherwise, from law enforcement agencies, and from intelligence agencies. This disclosure may result in a failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations, could result in proceedings or actions against us in the same or other jurisdictions, and could have an adverse impact on our reputation and brand. In addition, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business following the closing of the acquisition, and doing so may cause our relationship with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing significant fines or penalties against us or shutting down our or Careem’s app on either a temporary or indefinite basis. Further, if any jurisdiction in which we operate changes its laws, rules, or regulations relating to data residency or local computation such that we are unable to comply in a timely manner or at all, we may risk losing our rights to operate in such jurisdictions. This could adversely affect the manner in which we provide our products and offerings and thus materially affect our operations and financial results.
Such data protection laws, rules, and regulations are complex and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, and other processing and certain other related business practices and may thereby increase compliance costs. Additionally, any failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations could result in proceedings or actions against us by individuals, consumer rights groups, governmental entities or agencies, or others. We could incur significant costs investigating and defending such claims and, if found liable, significant damages. Further, these proceedings and any subsequent adverse outcomes may subject us to significant penalties and negative publicity. If any of these events were to occur, our business and financial results could be significantly disrupted and adversely affected.
Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could expose us to monetary damages or limit our ability to operate our business.
We have in the past been, are currently, and may in the future become, involved in private actions, collective actions, investigations, and various other legal proceedings by Drivers, consumers, restaurants, shippers, carriers, employees, commercial partners, competitors or, government agencies, among others. We are subject to litigation relating to various matters including Driver classification, Drivers’ tips and taxes, the Americans with Disabilities Act, antitrust, intellectual property infringement, data privacy, unfair competition, workplace culture, safety practices, and employment and human resources practices. The results of any such litigation, investigations, and legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, costly, and harmful to our reputation, and could require significant amounts of management time and corporate resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or be forced to change the way in which we operate our business, which could have an adverse effect on our business, financial condition, and operating results.
In addition, we regularly include arbitration provisions in our terms of service with end-users. These provisions are intended to streamline the litigation process for all parties involved, as arbitration can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration may become more costly for us, or the volume of arbitrations may increase and become burdensome. Further, the use of arbitration provisions may subject us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. To minimize these risks, we may voluntarily limit our use of arbitration provisions, or we may be required to do so, in any legal or regulatory proceeding, either of which could increase our litigation costs and exposure in respect of such proceedings. For example, effective May 15, 2018, we ended mandatory arbitration of sexual misconduct claims by platform users and employees.
Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration on a state-by-state basis, as well as conflicting rules between state and federal law, some or all of our arbitration provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. If our arbitration agreements were found to be unenforceable, in whole or in part, or specific claims were required to be exempted from arbitration, we could experience an increase in our litigation costs and the time involved in resolving such disputes, and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition, operating results, and prospects.
We have operations in countries known to experience high levels of corruption and are currently subject to inquiries, investigations, and requests for information with respect to our compliance with a number of anti-corruption laws to which we are subject.
We have operations in, and have business relationships with, entities in countries known to experience high levels of corruption. We are subject to the FCPA and other similar laws outside the United States that prohibit improper payments or offers of payments to foreign governments, their officials, and political parties for the purpose of obtaining or retaining business. U.S. and non-U.S. regulators alike continue to focus on the enforcement of these laws, and we may be subject to additional compliance requirements to identify criminal activity and payments to sanctioned parties. Our activities in certain countries with high levels of corruption enhance the risk of unauthorized payments or offers of payments by Drivers, consumers, restaurants, shippers or carriers, employees, consultants, or business partners in violation of various anti-corruption laws, including the FCPA, even though the actions of these parties are often outside our control. Our acquisition of Careem may further enhance this risk because users of Careem’s platform and Careem’s employees, consultants, and business partners may not be familiar with, or currently subject to, these anti-corruption laws. After the acquisition, we plan to provide significant training to Careem’s employees, consultants, and business partners. However, our existing and future safeguards, including training and compliance programs to discourage these practices by such parties, may not prove effective, and such parties may engage in conduct for which we could be held responsible. Additional compliance requirements may compel us to revise or expand our compliance program, including the procedures we use to verify the identity of platform users and monitor international and domestic transactions. We received requests from the DOJ in May 2017 and August 2017 with respect to an investigation into allegations of small payments to police in Indonesia and other potential improper payments in other countries in which we operate or have operated, including Malaysia, China, and India. The investigation is ongoing, and we are cooperating with the DOJ. If we are determined to have violated the FCPA or similar laws, we may be subject to criminal sanctions and other liabilities, which would adversely affect our business, financial condition, and operating results.
Drivers may become subject to increased licensing requirements, and we may be required to obtain additional licenses or cap the number of Drivers using our platform.
Many Drivers currently are not required to obtain a commercial taxi or livery license in their respective jurisdictions. However, numerous jurisdictions in which we operate have conducted investigations or taken action to enforce existing licensing rules, including markets within Latin America and the Asia-Pacific region, and many others, including countries in Europe, the Middle East, and Africa, have adopted or proposed new laws or regulations that require Drivers to be licensed with local authorities or require us or our subsidiaries to be licensed as a transportation company. Local regulations requiring the licensing of us or Drivers may adversely affect our ability to scale our business and operations. In addition, it is possible that various jurisdictions could impose caps on the number of licensed Drivers or vehicles with whom we may partner or impose limitations on the maximum number of hours a Driver may work, similar to recent regulations that were adopted in Spain and New York City, which have temporarily frozen new vehicle licenses for Drivers using platforms like ours. If we or Drivers become subject to such caps, limitations, or licensing requirements, our business and growth prospects would be adversely impacted.
We may be subject to liability for the means we use to attract and onboard Drivers.
We operate in an industry in which the competition for Drivers is intense. In this highly competitive environment, the means we use to onboard and attract Drivers may be challenged by competitors, government regulators, or individual plaintiffs. For example, putative class actions have been filed by individual plaintiffs against us for alleged violation of the Telephone Consumer Protection Act of 1991, alleging, among other things, that plaintiffs received text messages from us regarding our Driver program without their consent or after indicating to us they no longer wished to receive such text messages. In addition, in early 2017, we settled an investigation by the FTC into statements we made regarding potential Driver earnings and third-party vehicle leasing and financing programs. In connection with this matter, we agreed, among other things, to pay $20 million to the FTC for Driver redress. These lawsuits are expensive and time consuming to defend, and, if resolved adversely to us, could result in material financial damages and penalties, costly adjustments to our business practices, and negative publicity. In addition, we could incur substantial expense and possible loss of revenue if competitors file additional lawsuits or other claims challenging these practices.
Our business depends heavily on insurance coverage for Drivers and on other types of insurance for additional risks related to our business. If insurance carriers change the terms of such insurance in a manner not favorable to Drivers or to us, if we are required to purchase additional insurance for other aspects of our business, or if we fail to comply with regulations governing insurance coverage, our business could be harmed.
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly owned captive insurance subsidiary. Insurance related to our Ridesharing products may include third-party automobile, automobile comprehensive and collision, physical damage, and uninsured and underinsured motorist coverage. We require Drivers to carry automobile insurance in most countries, and in many cases we also maintain insurance on behalf of Drivers. We rely on a limited number of ridesharing insurance providers, particularly internationally, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. In addition to insurance related to our Ridesharing products, we maintain other automobile insurance coverage for owned vehicles and employee activity, as well as insurance coverage for non-automotive corporate risks including general liability, workers’ compensation, property, cyber liability, and director and officers’ liability. If our insurance carriers change the terms of our policies in a manner not favorable to us or Drivers, our insurance costs could increase. The cost of insurance that we maintain on behalf of Drivers is higher in the United States and Canada than in other geographies. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, we could be liable for significant additional costs.
In addition, we and our captive insurance subsidiary are party to certain reinsurance and indemnification arrangements that transfer a significant portion of the risk from the insurance provider to us or our captive insurance subsidiary, which could require us to pay out material amounts that may be in excess of our insurance reserves, resulting in harm to our financial condition. Our insurance reserves account for unpaid losses and loss adjustment expenses for risks retained by us through our captive insurance subsidiary and other risk retention mechanisms. Such amounts are based on actuarial estimates, historical claim information, and industry data. While management believes that these reserve amounts are adequate, the ultimate liability could be in excess of our reserves.
We may be subject to claims of significant liability based on traffic accidents, injuries, or other incidents that are claimed to have been caused by Drivers who use our platform, even when those Drivers are not actively using our platform or when an individual impersonates a Driver. As we expand to include more offerings on our platform, our insurance needs will likely extend to those additional offerings, including Uber Freight, autonomous vehicles, and dockless e-bikes and e-scooters. As a result, our automobile liability and general liability insurance policies may not cover all potential claims related to traffic accidents, injuries, or other incidents that are claimed to have been caused by Drivers who use our platform, and may not be adequate to indemnify us for all liability that we could face. Even if these claims do not result in liability, we could incur significant costs in investigating and defending against them. If we are subject to claims of liability relating to the acts of Drivers or others using our platform, we may be subject to negative publicity and incur additional expenses, which could harm our business, financial condition, and operating results.
In addition, we are subject to local laws, rules, and regulations relating to insurance coverage which could result in proceedings or actions against us by governmental entities or others. Legislation has been passed in many U.S. jurisdictions that codifies these insurance requirements with respect to ridesharing. Additional legislation has been proposed in other jurisdictions that seeks to codify or change insurance requirements with respect to ridesharing. Further, various municipalities have imposed or are considering legislation mandating certain levels of insurance for dockless e-bikes and e-scooters, and service providers and business customers of Uber Freight and Uber for Business may require higher levels of coverage as a condition to entering into certain key contracts with us. Any failure, or perceived failure, by us to comply with local laws, rules, and regulations or contractual obligations relating to insurance coverage could result in proceedings or actions against us by governmental entities or others. These lawsuits, proceedings, or actions may subject us to significant penalties and negative publicity, require us to increase our insurance coverage, require us to amend our insurance policy disclosure, increase our costs, and disrupt our business.
We may be subject to pricing regulations, as well as related litigation or regulatory inquiries.
Our revenue is dependent on the pricing model we use to calculate consumer fares and Driver earnings. Our pricing model, including dynamic pricing, has been, and will likely continue to be, challenged, banned, limited in emergencies, and capped in certain jurisdictions. For example, in 2016, following the filing of a petition in the Delhi High Court relating to surge pricing, we agreed to not calculate consumer fares in excess of the maximum government-mandated fares in New Delhi, India. Further, in 2018, Honolulu, Hawaii became the first U.S. city to pass legislation to cap surge pricing if increased rates exceed the maximum fare set by the city. Additional regulation of our pricing model could increase our operating costs and adversely affect our business. Furthermore, our pricing model has been the subject of litigation and regulatory inquiries related to, among other things, the calculation of and statements regarding consumer fares and Driver earnings (including rates, fees, surcharges, and tolls), as well as the use of surge pricing during emergencies and natural disasters. As a result, we may be forced to change our pricing model in certain jurisdictions, which could harm our revenue or result in a sub-optimal tax structure.

If we are unable to protect our intellectual property, or if third parties are successful in claiming that we are misappropriating the intellectual property of others, we may incur significant expense and our business may be adversely affected.
Our intellectual property includes the content of our website, mobile applications, registered domain names, software code, firmware, hardware and hardware designs, registered and unregistered trademarks, trademark applications, copyrights, trade secrets, inventions (whether or not patentable), patents, and patent applications. We believe that our intellectual property is essential to our business and affords us a competitive advantage in the markets in which we operate. If we do not adequately protect our intellectual property, our brand and reputation may be harmed, Drivers, consumers, restaurants, shippers, and carriers could devalue our products and offerings, and our ability to compete effectively may be impaired.
To protect our intellectual property, we rely on a combination of copyright, trademark, patent, and trade secret laws, contractual provisions, end-user policies, and disclosure restrictions. Upon discovery of potential infringement of our intellectual property, we promptly take action to protect our rights as appropriate. We also enter into confidentiality agreements and invention assignment agreements with our employees and consultants and seek to control access to, and distribution of, our proprietary information in a commercially prudent manner. The efforts we have taken to protect our intellectual property may not be sufficient or effective. For example, effective intellectual property protection may not be available in every country in which we currently or in the future will operate. In addition, it may be possible for other parties to copy or reverse-engineer our products and offerings or obtain and use the content of our website without authorization. Further, we may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our domain names, trademarks, service marks, and other proprietary rights. Moreover, our trade secrets may be compromised by third parties or our employees, which would cause us to lose the competitive advantage derived from the compromised trade secret. Further, we may be unable to detect infringement of our intellectual property rights, and even if we detect such violations and decide to enforce our intellectual property rights, we may not be successful, and may incur significant expenses, in such efforts. In addition, any such enforcement efforts may be time-consuming and may divert management’s attention. Further, such enforcement efforts may result in a ruling that our intellectual property rights are unenforceable. Any failure to protect or any loss of our intellectual property may have an adverse effect on our ability to compete and may adversely affect our business, financial condition, or operating results.
Companies in the Internet and technology industries, and other patent and trademark holders, including “non-practicing entities,” seeking to profit from royalties in connection with grants of licenses or seeking to obtain injunctions, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have and may in the future continue to receive notices that claim we have misappropriated, misused, or infringed upon other parties’ intellectual property rights.
Furthermore, from time to time we may introduce or acquire new products, including in areas in which we historically have not operated, which could increase our exposure to patent and other intellectual property claims. In addition, we have been sued, and we may in the future be sued, for allegations of intellectual property infringement or threats of trade secret misappropriation. For example, in February 2017, Waymo filed a lawsuit against us alleging, among other things, theft of trade secrets and patent infringement arising from our acquisition of Ottomotto LLC. In February 2018, we entered into a settlement agreement with Waymo. This agreement resolved Waymo’s claims and provided for certain measures, including the joint retention of an independent software expert, to ensure that our autonomous vehicle hardware and software do not misappropriate Waymo intellectual property. The independent software expert recently identified, on an interim basis, certain functions in our autonomous vehicle software that are problematic and other functions that are not. If these interim findings become final, they could result in a license fee or in design changes that could require substantial time and resources to implement, and could limit or delay our production of autonomous vehicle technologies.
Any intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate, could divert our management’s attention and other resources, and could hurt goodwill associated with our brand. These claims may also subject us to significant liability for damages and may result in us having to stop using technology, content, branding, or business methods found to be in violation of another party’s rights. Further, certain adverse outcomes of such proceedings could adversely affect our ability to compete effectively in existing or future businesses.
We may be required or may opt to seek a license for the right to use intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we may be required to pay significant royalties, which may increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding, or business methods, which could require significant effort and expense and make us less competitive. If we cannot license or develop alternative technology, content, branding, or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively or we may be prevented from operating our business in certain jurisdictions. Any of these results could harm our operating results.
Our reported financial results may be adversely affected by changes in accounting principles.
The accounting for our business is complicated, particularly in the area of revenue recognition, and is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in SEC or other agency policies, rules, regulations, and interpretations, of accounting regulations. Changes to our business model and accounting methods could result in changes to our financial statements, including changes in revenue and expenses in any period, or in certain categories of revenue and expenses moving to different periods, may result in materially different financial results, and may require that we change how we process, analyze, and report financial information and our financial reporting controls.
If we are deemed an investment company under the Investment Company Act, applicable restrictions could have an adverse effect on our business.
The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe that we have conducted our business in a manner that does not result in being characterized as an “investment company” under the Investment Company Act because we are primarily engaged in a non-investment company business. Although a significant portion of our assets constitute investments in non-controlled entities (including in China), referred to elsewhere in this Quarterly Report on Form 10-Q as minority-owned affiliates, we believe that we are not an investment company as defined by the Investment Company Act. While we intend to conduct our operations such that we will not be deemed an investment company, such a determination would require us to initiate burdensome compliance requirements and comply with restrictions imposed by the Investment Company Act that would limit our activities, including limitations on our capital structure and our ability to transact with affiliates, which would have an adverse effect on our financial condition. To avoid such a determination, we may be required to conduct our business in a manner that does not subject us to the requirements of the Investment Company Act, which could have an adverse effect on our business. For example, we may be required to sell certain of our assets and pay significant taxes upon the sale or transfer of such assets.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the price you paid and may lose all or part of your investment.
If you purchase shares of our common stock, you may not be able to resell those shares at or above the price you paid. We cannot assure you that the market price of our shares on the New York Stock Exchange will equal or exceed prices in privately negotiated transactions of our shares that have occurred from time to time before our IPO. The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•
actual or anticipated fluctuations in MAPCs, Trips, Core Platform Contribution Margin, Adjusted EBITDA, Adjusted Net Revenue, Core Platform Adjusted Net Revenue, Gross Bookings, revenue, or other operating and financial results;

•	announcements by us or estimates by third parties of actual or anticipated changes in the number of Drivers and consumers on our platform;

•	variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;

•
actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	negative media coverage or publicity;

•	changes in operating performance and stock market valuations of technology companies generally, or those in our industry in particular, including our competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	lawsuits threatened, filed, or decided against us;

•
developments in legislation or regulatory actions, including interim or final rulings by judicial or regulatory bodies (including any competition authorities blocking, delaying, or subjecting our acquisition of Careem to significant limitations or restrictions on our ability to operate in one or more markets, or requiring us to divest our or Careem’s business in one or more markets);

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	any major change in our board of directors or management;

•	any safety incidents or public reports of safety incidents that occur on our platform or in our industry;

•	statements, commentary, or opinions by public officials that our product offerings are or may be unlawful, regardless of any interim or final rulings by judicial or regulatory bodies; and

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters, or responses to these events.
In addition, price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business. In addition, the occurrence of any of the factors listed above, among others, may cause our stock price to decline significantly, and there can be no assurance that our stock price would recover. As such, you may not be able to sell your shares at or above the price you paid, and you may lose some or all of your investment.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:

•
our board of directors has the right to elect directors to fill vacancies created by the expansion of our board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	advance notice requirements for stockholder proposals, which may reduce the number of stockholder proposals available for stockholder consideration;

•	limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;

•	prohibition on cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and

•
our board of directors is able to issue, without stockholder approval, shares of undesignated preferred stock, which makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. In addition, under our existing debt instruments, we, and certain of our subsidiaries, are subject to certain limitations on our business and operations, including limitations on certain consolidations, mergers, and sales of assets. For information regarding these and other provisions, see the risk factor titled “-We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business” and the section titled “Description of Capital Stock-Anti-Takeover Provisions.”
Sales, directly or indirectly, of shares of our common stock by existing equityholders could cause our stock price to decline.
Sales, directly or indirectly, of a substantial number of shares of our common stock, or the public perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equityholders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares. Each of our directors, executive officers, the selling stockholders, and substantially all of the other record holders of our outstanding shares of common stock and securities convertible into or exercisable or exchangeable for shares of our common stock have entered into lockup agreements with the underwriters and are also subject to market standoff agreements with us, or are subject to market standoff agreements with us but have not entered into lockup agreements with the underwriters. These lockup and market standoff agreements are intended to restrict the ability of record holders of our equity interests to sell or transfer their equity interests during the period ending on and including the 180th day after the date of the prospectus delivered in connection with our IPO, subject to the limitations or exceptions.
We have a large number of equityholders and such equityholders have acquired their interests over an extended period of time and pursuant to a number of different agreements containing a variety of terms governing restrictions on the sale, short sale, transfer, hedging, pledging, or other disposition of their interests in our equity. Certain record holders of our outstanding shares of common stock and securities convertible into or exercisable or exchangeable for shares of our common stock are subject to restrictions on their ability to sell or transfer their equity from the pricing of our IPO through the date that is 180 days after the date of the prospectus delivered in connection with our IPO (the “Post- Pricing Period”). During the Post-Pricing Period (and before giving effect to the shares sold in the IPO), (i) approximately 76% of our outstanding registered equity interests are subject to restrictions imposed by lockup agreements with the underwriters, (ii) an additional approximately 17% are subject to the market standoff provisions in our amended and restated investors’ rights agreement, which imposes restrictions on the sale, short sale, loan, granting of any option to purchase, or other disposition of any of our securities, or entering into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our securities, and (iii) the remaining approximately 7% are subject to restrictions contained in a variety of market standoff agreements with us which include restrictions on the sale, short sale, loan, granting of any option to purchase, or other disposition of our securities, and in some cases other restrictions. The forms and specific restrictive provisions within these market standoff provisions vary significantly between equityholders. For example, some of these market standoff agreements do not specifically restrict hedging transactions and others may be subject to different interpretations between us and equityholders as to whether they restrict hedging. Sales, short sales, or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could adversely affect the price of our common stock. In addition, Morgan Stanley & Co. LLC may waive the lockup agreements entered into by record holders of our securities with the underwriters before they expire.
Record holders of our securities are typically the parties to the lockup agreements with the underwriters and to the market standoff agreements with us referred to above, while holders of beneficial interests in our shares who are not also record holders in respect of such shares are not typically subject to any such agreements or other similar restrictions. Accordingly, we believe that holders of beneficial interests who are not record holders and are not bound by market standoff or lockup agreements could enter into transactions with respect to those beneficial interests that negatively impact our stock price. In addition, an equityholder who is neither subject to a market standoff agreement with us nor a lockup agreement with the underwriters may be able to sell, short sell, transfer, hedge, pledge, or otherwise dispose of or attempt to sell, short sell, transfer, hedge, pledge, or otherwise dispose of, their equity interests at any time after the closing of our IPO.
Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions, including mergers, consolidations, or the sale of us or all or substantially all of our assets.
Upon the closing of our IPO, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially owned approximately 44.5% of our outstanding shares of common stock, assuming no exercise of the underwriters’ over-allotment option. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations, or the sale of us or all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving our company, or discouraging a potential acquirer from otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Additionally, certain of our stockholders, including SoftBank (our largest stockholder), Alphabet, and Didi, have made substantial investments in certain of our competitors, and may increase such investments or make new investments in other competitors in the future. Therefore, the interests of this group of stockholders may not align with the interests of other stockholders.
We have broad discretion in how we use the net proceeds from our IPO, and we may not use them effectively.
We cannot specify with any certainty the particular uses of the net proceeds that we have received from our IPO. Our management will have broad discretion in applying the net proceeds we received from our IPO. We may use the net proceeds for general corporate purposes, including working capital, operating expenses, and capital expenditures, and we may use a portion of the net proceeds to acquire complementary businesses, products, offerings, or technologies. We expect to use some of the net proceeds to satisfy tax withholding obligations related to the vesting of RSUs, which vested in connection with our IPO. We may also spend or invest these proceeds in a way with which our stockholders disagree. If our management fails to use these funds effectively, our business could be seriously harmed. Pending their use, the net proceeds from our initial public offering may be invested in a way that does not produce income or that loses value.
If securities or industry analysts either do not publish research about us, or publish inaccurate or unfavorable research about us, our business, or our market, or, if such analysts change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.
The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide more favorable recommendations about our competitors, or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.
We do not intend to pay cash dividends for the foreseeable future.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. In addition, certain of our existing debt instruments include restrictions on our ability to pay cash dividends. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
The requirements of being a public company may strain our resources, result in more litigation, and divert management’s attention from operating our business.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Complying with these rules and regulations has increased our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.
By disclosing information in this Quarterly Report on Form 10-Q and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting for the year ending December 31, 2020. We are required to disclose changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis.
We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. In addition, as our business continues to grow in size and complexity, we are improving our processes and infrastructure to help ensure we can prepare financial reporting and disclosures within the timeline required for a public company. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In addition, prior to completing our internal control assessment under Section 404, we may become aware of and disclose material weaknesses that will require timely remediation. Due to our significant growth, especially with respect to high-growth emerging offerings like Uber Eats and Uber Freight, we face challenges in timely and appropriately designing controls in response to evolving risks of material misstatement. During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or operating results. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain these and other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•
any action asserting a claim against us or our directors, officers, or employees arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws;

•	any action regarding our amended and restated certificate of incorporation or our amended and restated bylaws;

•	any action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.
Our amended and restated certificate of incorporation will provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision.
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If any other court of competent jurisdiction were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
From January 1, 2019 through May 13, 2019 (the date of the filing of our registration statement on Form S-1), we granted to our directors, officers, employees, consultants and other service providers restricted stock units for an aggregate 40 million shares of our common stock under our 2013 Plan.
On May 16, 2019, we closed a private placement investment by PayPal, Inc. in which we issued and sold 11 million shares of our common stock at a purchase price of $45.00 per share and received aggregate proceeds of $500 million.
The foregoing transaction(s) did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipient did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.
Use of Proceeds
On May 14, 2019, we closed our IPO, in which we sold 180 million shares of our common stock at a price of $45.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230812), which was declared effective by the SEC on May 9, 2019. We raised approximately $8.0 billion in net proceeds after deducting underwriting discounts and commissions of $106 million and offering expenses. We intend to use the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO to acquire businesses, products, services, or technologies. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38902	3.1	May 14, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38902	3.2	May 14, 2019
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-230812	4.1	April 26, 2019
10.1	Amended and Restated 2013 Equity Incentive Plan and related forms of award agreements.	S-1/A	333-230812	10.2	April 26, 2019
10.2	2019 Equity Incentive Plan and related forms of award agreements.	S-1	333-230812	10.3	April 11, 2019
10.3	2019 Employee Stock Purchase Plan.	S-1	333-230812	10.4	April 11, 2019
10.4	Form of Indemnification Agreement between the Registrant and each of its directors and executives officers.	S-1	333-230812	10.5	April 11, 2019
10.5	2019 Executive Severance Plan.	S-1	333-230812	10.6	April 11, 2019
10.6	Executive Bonus Plan.	S-1	333-230812	10.7	April 11, 2019
10.7	Director Compensation Policy and Stock Ownership Guidelines.	S-1	333-230812	10.8	April 11, 2019
10.8+	Google Cloud Order Form, by and between the Registrant and Google, LLC, dated March 28, 2019.	S-1	333-230812	10.27	April 11, 2019
10.9	Employment Agreement, by and between the Registrant and Dara Khosrowshahi, dated April 9, 2019.	S-1	333-230812	10.28	April 11, 2019
10.10	Employment Agreement, between the Registrant and Barney Harford, dated April 10, 2019.	S-1	333-230812	10.29	April 11, 2019
10.11	Employment Agreement, between the Registrant and Nelson Chai, dated April 9, 2019.	S-1	333-230812	10.30	April 11, 2019
10.12	Employment Agreement, between the Registrant and Thuan Pham, dated April 9, 2019.	S-1	333-230812	10.31	April 11, 2019
10.13	Employment Agreement, between the Registrant and Nikki Krishnamurthy, dated April 9, 2019.	S-1	333-230812	10.32	April 11, 2019
31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Uber Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

+	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBER TECHNOLOGIES, INC.

Date: June 4, 2019	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 4, 2019	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)