Form 10-Q
period 2019-06-30
Uber Technologies, Inc
filed 2019-08-09
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of July 30, 2019 was 1,700,003,601.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2018	As of June 30, 2019
Assets
Cash and cash equivalents	$6,406	$11,744
Restricted cash and cash equivalents	67	137
Accounts receivable, net of allowance of $34 and $39, respectively	919	1,290
Prepaid expenses and other current assets	860	1,129
Assets held for sale	406	—
Total current assets	8,658	14,300
Restricted cash and cash equivalents	1,736	1,809
Investments	10,355	10,415
Equity method investments	1,312	1,370
Property and equipment, net	1,641	1,447
Operating lease right-of-use assets	—	1,337
Intangible assets, net	82	78
Goodwill	153	167
Other assets	51	57
Total assets	$23,988	$30,980
Liabilities, mezzanine equity and stockholders’ equity (deficit)
Accounts payable	$150	$167
Short-term insurance reserves	941	977
Operating lease liabilities, current	—	180
Accrued and other current liabilities	3,157	4,246
Liabilities held for sale	11	—
Total current liabilities	4,259	5,570
Long-term insurance reserves	1,996	2,217
Long-term debt, net of current portion	6,869	4,526
Operating lease liabilities, non-current	—	1,274
Other long-term liabilities	4,072	1,485
Total liabilities	17,196	15,072
Commitments and contingencies (Note 14)
Mezzanine equity
Redeemable non-controlling interest	—	(14)
Redeemable convertible preferred stock, $0.00001 par value, 946,246 and zero shares authorized, 903,607 and zero shares issued and outstanding, respectively; aggregate liquidation preference of $14 and $0, respectively	14,177	—
Stockholders’ equity (deficit)
Common stock, $0.00001 par value, 2,696,114 and 5,000,000 shares authorized, 457,189 and 1,697,614 shares issued and outstanding, respectively	—	—
Additional paid-in capital	668	30,193
Accumulated other comprehensive loss	(188)	(167)
Accumulated deficit	(7,865)	(14,104)
Total stockholders’ equity (deficit)	(7,385)	15,922
Total liabilities, mezzanine equity, and stockholders’ equity (deficit)	$23,988	$30,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Revenue	$2,768	$3,166	$5,352	$6,265
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,342	1,740	2,498	3,421
Operations and support	349	864	721	1,298
Sales and marketing	715	1,222	1,392	2,262
Research and development	365	3,064	705	3,473
General and administrative	638	1,638	1,067	2,061
Depreciation and amortization	98	123	186	269
Total costs and expenses	3,507	8,651	6,569	12,784
Loss from operations	(739)	(5,485)	(1,217)	(6,519)
Interest expense	(160)	(151)	(292)	(368)
Other income (expense), net	63	398	5,000	658
Income (loss) before income taxes and loss from equity method investment	(836)	(5,238)	3,491	(6,229)
Provision for (benefit from) income taxes	28	(2)	604	17
Loss from equity method investment, net of tax	(14)	(10)	(17)	(16)
Net income (loss) including redeemable non-controlling interest	(878)	(5,246)	2,870	(6,262)
Less: net loss attributable to redeemable non-controlling interest, net of tax	—	(10)	—	(14)
Net income (loss) attributable to Uber Technologies, Inc.	$(878)	$(5,236)	$2,870	$(6,248)
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(1.99)	$(4.72)	$1.33	$(7.97)
Diluted	$(2.01)	$(4.72)	$1.20	$(7.98)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	440,958	1,110,704	439,022	783,900
Diluted	441,408	1,110,704	476,394	783,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net income (loss) including redeemable non-controlling interest	$(878)	$(5,246)	$2,870	$(6,262)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(58)	71	(65)	17
Change in unrealized gain (loss) on investments in available-for-sale securities	39	8	39	4
Other comprehensive income (loss), net of tax	(19)	79	(26)	21
Comprehensive income (loss) including redeemable non-controlling interest	(897)	(5,167)	2,844	(6,241)
Less: Comprehensive loss attributable to redeemable non-controlling interest	—	(10)	—	(14)
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$(897)	$(5,157)	$2,844	$(6,227)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
		Shares	Amount	Shares	Amount
Balance as of December 31, 2017	$—	863,305	$12,210	443,394	$—	$320	$(3)	$(8,874)	$(8,557)
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	30,755	1,500	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	31	—	1	—	—	1
Repurchase of outstanding shares	—	—	—	(1,707)	—	—	—	5	5
Issuance of common stock from stock option exercise and restricted stock awards	—	—	—	7,689	—	15	—	—	15
Repurchase of unvested early-exercised stock options	—	—	—	(1)	—	—	—	—	—
Reclassification of early-exercised stock options from liability, net	—	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	—	17	—	—	17
Issuance and repayment of employee loans collateralized by outstanding common stock	—	—	—	—	—	—	—	(1)	(1)
Issuance of common stock as consideration for investment and acquisition	—	—	—	1,528	—	52	—	—	52
Foreign currency translation adjustment		—	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	—	—	3,748	3,748
Balance as of March 31, 2018	—	894,060	13,710	450,934	—	406	(10)	(5,122)	(4,726)
Repurchase of Series G redeemable convertible preferred stock from Didi	—	(754)	(37)	—	—	4	—	—	4
Repurchase of outstanding shares	—	(5)	—	(287)	—	—	—	7	7
Exercise of stock options	—	—	—	129	—	—	—	—	—
Repurchase of unvested early-exercised stock options	—	—	—	(129)	—	—	—	—	—
Reclassification of early-exercised stock options from liability, net	—	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	—	11	—	—	11
Issuance and repayment of employee loans collateralized by outstanding common stock	—	—	—	—	—	(1)	—	—	(1)
Issuance of common stock as consideration for investment and acquisition	—	—	—	2,605	—	93	—	—	93
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	39	—	39
Foreign currency translation adjustment	—	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	—	(878)	(878)
Balance as of June 30, 2018	$—	893,301	$13,673	453,252	$—	$514	$(29)	$(5,993)	$(5,508)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance as of December 31, 2018	$—	903,607	$14,177	457,189	$—	$668	$(188)	$(7,865)	$(7,385)
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	—	—	9	9
Exercise of warrants	—	923	45	—	—	—	—	—	—
Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	—	2	—	—	—	—	—	—
Repurchase of outstanding shares	—	—	—	(1)	—	—	—	—	—
Exercise of stock options	—	—	—	677	—	4	—	—	4
Repurchase of unvested early-exercised stock options	—	—	—	(32)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	10	—	—	10
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	(54)	—	(54)
Net loss	(4)	—	—	—	—	—	—	(1,012)	(1,012)
Balance as of March 31, 2019	(4)	904,530	14,224	457,833	—	682	(246)	(8,868)	(8,432)
Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	—	—	—	—	3	—	—	3
Conversion of warrant to common stock in connection with initial public offering	—	—	—	150	—	6	—	—	6
Conversion of convertible notes to common stock in connection with initial public offering	—	—	—	93,978	—	4,229	—	—	4,229
Exercise of stock options	—	—	—	501	—	1	—	—	1
Stock-based compensation	—	—	—	—	—	3,943	—	—	3,943
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	8	—	8
Foreign currency translation adjustment	—	—	—	—	—	—	71	—	71
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	—	180,000	—	7,973	—	—	7,973
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	(904,530)	(14,224)	904,530	—	14,224	—	—	14,224
Issuance of common stock related to private placement	—	—	—	11,111	—	500	—	—	500
Issuance of common stock for settlement of RSUs	—	—	—	80,015	—	—	—	—	—

Shares withheld related to net share settlement	—	—	—	(30,504)	—	(1,368)	—	—	(1,368)
Net loss	(10)	—	—	—	—	—	—	(5,236)	(5,236)
Balance as of June 30, 2019	$(14)	—	$—	1,697,614	$—	$30,193	$(167)	$(14,104)	$15,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2019
Cash flows from operating activities
Net income (loss) including redeemable non-controlling interest	$2,870	$(6,262)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	186	269
Bad debt expense	22	67
Stock-based compensation	81	3,952
Gain on extinguishment of convertible notes and settlement of derivative	—	(444)
Gain on business divestitures	(3,201)	—
Deferred income tax	470	(31)
Revaluation of derivative liabilities	402	(58)
Accretion of discount on long-term debt	149	78
Payment-in-kind interest	35	10
Loss on disposal of property and equipment	37	13
Impairment on long-lived assets held for sale	79	—
Loss from equity method investment	17	16
Gain on debt and equity securities, net	(1,984)	(14)
Non-cash deferred revenue	—	(26)
Gain on forfeiture of unvested warrants and related share repurchases	(152)	—
Unrealized foreign currency transactions	48	(5)
Other	6	(1)
Change in operating assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(21)	(436)
Prepaid expenses and other assets	(312)	(178)
Accounts payable	(52)	9
Accrued insurance reserve	516	257
Accrued expenses and other liabilities	354	1,140
Net cash used in operating activities	(450)	(1,644)
Cash flows from investing activities
Proceeds from insurance reimbursement, sale and disposal of property and equipment	230	41
Purchase of property and equipment	(209)	(277)
Purchase of equity method investments	(423)	—
Proceeds from business disposal, net of cash divested	—	293
Acquisition of businesses, net of cash acquired	(64)	(7)
Net cash provided by (used in) investing activities	(466)	50
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	7,977
Taxes paid related to net share settlement of equity awards	—	(1,368)
Proceeds from issuance of common stock related to private placement	—	500
Proceeds from exercise of stock options, net of repurchases	15	5
Repurchase of outstanding shares	(9)	—
Issuance of term loan and senior notes, net of issuance costs	1,478	—

Principal repayment on term loan	(6)	(13)
Principal repayment on revolving lines of credit	(197)	—
Principal payments on capital and finance leases	(34)	(72)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	1,250	—
Dissolution of joint venture and subsequent proceeds	38	—
Other	(59)	—
Net cash provided by financing activities	2,476	7,029
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(102)	12
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	1,458	5,447
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	5,828	8,209
Reclassification from (to) assets held for sale during the period	(6)	34
End of period, excluding cash classified within assets held for sale	$7,280	$13,690

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$5,647	$11,744
Restricted cash and cash equivalents-current	118	137
Restricted cash and cash equivalents-non-current	1,515	1,809
Total cash and cash equivalents, and restricted cash and cash equivalents	$7,280	$13,690

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$43	$166
Income taxes, net of refunds	161	80
Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	14,224
Conversion of convertible notes to common stock upon initial public offering	—	4,229
Changes in purchases of property, equipment and software recorded in accounts payable and accrued liabilities	(12)	5
Financed construction projects	86	—
Capital and finance lease obligations	60	150
Settlement of litigation through issuance of redeemable convertible preferred stock	250	—
Common stock issued in connection with acquisitions	93	—
Ownership interest in MLU B.V. received in connection with the disposition of Uber Russia/CIS operations	1,410	—
Grab debt security received in exchange for the sale of Southeast Asia operations	2,275	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber” or “the Company”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. The Company is a technology company that is powering movement in countries around the world, principally in the United States (U.S.) and Canada, Latin America, Europe, the Middle East, and Asia (excluding China and Southeast Asia).
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
The Company has organized its operations into two operating and reportable segments: Core Platform and Other Bets. Core Platform primarily includes the ridesharing and Uber Eats products; while Other Bets primarily includes the Company’s Freight and New Mobility products. In June 2019, the Company announced a number of leadership and organizational changes. The Company is currently evaluating the impact to its operating and reportable segments based on how the businesses will be managed subsequent to the changes. These organizational changes will be effective in the third quarter of 2019. Refer to Note 13 - Segment Information and Geographic Information for further information.
Initial Public Offering
On May 14, 2019, the Company closed its initial public offering (“IPO”), in which it issued and sold 180 million shares of its common stock. The price was $45.00 per share. The Company received net proceeds of approximately $8.0 billion from the IPO after deducting underwriting discounts and commissions of $106 million and offering expenses. Upon closing of the IPO: i) all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock; ii) holders of the 2021 Convertible Notes and the 2022 Convertible Notes elected to convert all outstanding notes into 94 million shares of common stock; and, iii) an outstanding warrant which became exercisable upon the closing of the IPO was exercised to purchase 0.2 million shares of common stock. In addition, the Company recognized a net gain of $327 million in other income (expense), net in the condensed consolidated statement of operations upon conversion of the 2021 Convertible Notes and the 2022 Convertible Notes during the second quarter of 2019, which consisted of $444 million gain on extinguishment of debt and settlement of derivatives, partially offset by $117 million loss from the change in fair value of embedded derivatives prior to settlement. The extinguishment of debt resulted in the derecognition of the carrying value of the debt balance and settlement of embedded derivatives.
Upon the Company’s IPO, the Company recognized $3.6 billion of stock-based compensation expense. Upon the IPO, shares were issued to satisfy the vesting of restricted stock units (“RSUs”) with a performance condition. To meet the related tax withholding requirements, the Company withheld 29 million of the 76 million shares of common stock issued. Based on the IPO public offering price of $45.00 per share, the tax withholding obligation was $1.3 billion.
As a result of stock-based compensation expense for vested and unvested RSUs upon the IPO, the Company recorded an additional deferred tax asset of approximately $1.1 billion that is offset by a full valuation allowance. Due to the valuation allowance, no income tax benefit was recognized in income during the three months ended June 30, 2019.
ATG Investment
In April 2019, the Company entered into a preferred unit purchase agreement with affiliates of SoftBank Vision Fund (“SoftBank”), Toyota Motor Corporation (“Toyota”), and DENSO Corporation (“DENSO” and together with SoftBank and Toyota, the “ATG Investors”). Pursuant to the preferred unit purchase agreement, the ATG Investors agreed to invest an aggregate of $1.0 billion in a newly formed corporate parent entity for the Company’s Advanced Technologies Group (“ATG”) in exchange for preferred units of ATG collectively representing approximately a 14% ownership interest in ATG on a fully diluted basis. The Company agreed to contribute certain of its subsidiaries and all assets and liabilities primarily related to its autonomous vehicle technologies, (excluding liabilities arising from certain indemnification obligations related to the Levandowski arbitration and any remediation costs associated with certain obligations that may arise as a result of the Waymo settlement), in exchange for common units of ATG representing approximately an 86% ownership interest in ATG on a fully diluted basis. The preferred units held by each of the ATG Investors will receive an annual dividend of 4.5%, which will be payable in cash or accrete to the holder of preferred units, at ATG’s election. The Company and Softbank also agreed to put and call obligations with respect to SoftBank’s preferred units (priced at the greater of (i)

cost plus any accrued and unpaid dividends and (ii) the then fair market value of the preferred units) if ATG has not gone public or been sold as of the seventh anniversary of the closing of the transaction. If the Company is a publicly traded company as of the seventh anniversary of the closing of transaction, the Company has the option to satisfy all, or a portion of, its put and call obligations with shares of its common stock and any remainder will be satisfied in cash. If the Committee on Foreign Investment in the United States blocks or unwinds the ATG Collaboration Agreement (described below) or requires mitigation measures that materially and adversely affect the strategic benefits of the ATG Collaboration Agreement, the ATG Investors will each have the right to require ATG to redeem some or all of its preferred units at a price equal to its respective initial investment amount, which redemption(s) may be satisfied in cash or in exchange for shares of the Company’s common stock if a cash redemption would have a material and adverse impact on ATG.
In addition to the unit purchase agreement, the Company has entered into a joint collaboration agreement with Toyota, DENSO, and ATG with respect to next-generation self-driving hardware and the development of self-driving vehicles leveraging technology from each of the parties (the “ATG Collaboration Agreement”), which became effective as of the closing of the transaction. Pursuant to the ATG Collaboration Agreement, ATG and Toyota will agree on development plans, and thereafter Toyota will contribute to ATG up to an aggregate of $300 million in cash over six semi-annual installments to fund the ongoing activities contemplated under the ATG Collaboration Agreement.
On July 2, 2019, the investment by the ATG Investors in ATG was consummated. Softbank and Toyota are existing investors in the Company.
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
The Company determines if a contract contains a lease based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether it has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which the Company does not own. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s IBR, because the interest rate implicit in most of the Company’s leases is not readily determinable. The IBR is a hypothetical rate based on the Company’s understanding of what its credit rating would be to borrow and resulting interest the Company would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.
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
Operating leases are included in operating lease right to use assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other long-term liabilities on the Company’s condensed consolidated balance sheets. As of June 30, 2019, less than 15% of the Company’s ROU assets were generated from leased assets outside of the U.S.
Cash and Cash Equivalents
Cash and cash equivalents as of June 30, 2019 consisted of cash held in checking and savings accounts as well as investments in money market funds and U.S. government securities. The Company considers all highly-liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash includes amounts collected on behalf of, but not yet remitted to Partners, which are included in accrued and other current liabilities on the consolidated balance sheets.
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
Note 2 - Revenue
The following tables present the Company’s revenues disaggregated by offering and Core Platform revenue by geographical region. Core Platform revenue by geographical region is based on where the trip was completed or meal delivered. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue is presented in the following tables for the three and six months ended June 30, 2018 and 2019, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Ridesharing revenue	$2,291	$2,348	$4,471	$4,724
Uber Eats revenue	346	595	629	1,131
Vehicle Solutions revenue(1)	34	3	89	13
Other revenue	26	25	52	57
Total Core Platform revenue	2,697	2,971	5,241	5,925
Total Other Bets revenue	71	195	111	340
Total revenue	$2,768	$3,166	$5,352	$6,265

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
United States and Canada	$1,493	$1,776	$2,880	$3,526
Latin America ("LATAM")	547	417	1,065	867
Europe, Middle East and Africa ("EMEA")	413	502	801	989
Asia Pacific ("APAC")	244	276	495	543
Total Core Platform revenue	$2,697	$2,971	$5,241	$5,925
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
Contract Balances
The Company’s contract assets for performance obligations satisfied prior to payment or contract liabilities for consideration collected prior to satisfying the performance obligations are not material for the three months ended June 30, 2019.
Remaining Performance Obligations
As a result of a single contract entered into with a customer during 2018, the Company had $113 million of consideration allocated to an unfulfilled performance obligation as of June 30, 2019. Revenue recognized during three and six months ended June 30, 2019 related to the contract was not material.
The Company’s remaining performance obligation is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of June 30, 2019	$52	$61	$113

Note 3 - Fair Value Measurement
The Company’s investments on the condensed consolidated balance sheets consisted of the following as of December 31, 2018 and June 30, 2019 (in millions):

	As of
	December 31, 2018	June 30, 2019
Non-marketable equity securities:
Didi	$7,953	$7,953
Other	32	94
Debt securities:
Grab(1)	2,328	2,334
Other(2)	42	34
Investments	$10,355	$10,415

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
The Company measures its cash equivalents, certain investments, warrants, and derivative financial instruments at fair value. Level 1 instrument valuations are based on quoted market prices of the identical underlying security. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations are valued based on unobservable inputs and other estimation techniques due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2018				As of June 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$268	$—	$—	$268	$6,000	$—	$—	$6,000
U.S. government securities	—	—	—	—	—	1,049	—	1,049
Restricted cash and cash equivalents:
Money market funds	1,237	—	—	1,237	1,497	—	—	1,497
Investments:
Debt securities	—	—	2,370	2,370	—	—	2,368	2,368
Total financial assets	$1,505	$—	$2,370	$3,875	$7,497	$1,049	$2,368	$10,914
Financial Liabilities
Accrued and other current liabilities:
Other	$—	$—	$9	$9	$—	$—	$3	$3
Other long-term liabilities:
Warrants	—	—	52	52	—	—	—	—
Embedded derivatives	—	—	2,018	2,018	—	—	—	—
Total financial liabilities	$—	$—	$2,079	$2,079	$—	$—	$3	$3

During the six months ended June 30, 2019, the Company did not make any transfers between the levels of the fair value hierarchy.

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2018 and June 30, 2019 (in millions):

	As of December 31, 2018				As of June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
U.S. government securities	$—	$—	$—	$—	$1,049	$—	$—	$1,049
Investments:
Debt securities	2,305	65	—	2,370	2,307	61	—	2,368
Total	$2,305	$65	$—	$2,370	$3,356	$61	$—	$3,417

The Company’s Level 3 debt securities as of December 31, 2018 and June 30, 2019 primarily consist of redeemable preferred stock investments in privately held companies without readily determinable fair values.
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
The following table summarizes information about the significant unobservable inputs used in the fair value measurement for the Company’s investment in Grab as of December 31, 2018 and June 30, 2019:

Fair value method	Relative weighting	Key unobservable input
Financing transactions	100%	Transaction price per share	$6.16

The Company determines realized gains or losses on the sale of equity and debt securities on a specific identification method. The Company did not recognize any other-than-temporary impairment losses during three and six months ended June 30, 2018 and 2019.
The following table summarizes the amortized cost and fair value of the Company’s debt securities with a stated contractual maturity or redemption date as of December 31, 2018 and June 30, 2019 (in millions):

	As of December 31, 2018		As of June 30, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$1,049	$1,049
One year through five years	2,275	2,328	2,277	2,334
Total	$2,275	$2,328	$3,326	$3,383

The following table presents a reconciliation of the Company’s financial assets measured and recorded at fair value on a recurring basis as of June 30, 2019, using significant unobservable inputs (Level 3) (in millions):

Debt Securities
Balance as of December 31, 2018	$2,370
Total net gains (losses)
Included in earnings	(8)
Included in other comprehensive income (loss)	4
Purchases	2
Sales	—
Settlements	—
Balance as of June 30, 2019	$2,368

The following table presents a reconciliation of the Company’s financial liabilities measured at fair value as of June 30, 2019 using significant unobservable inputs (Level 3), and the change in fair value recorded in other income (expense), net in the condensed consolidated statements of operations (in millions):

	Warrants	Convertible Debt Embedded Derivative
Balance as of December 31, 2018	$52	$2,018
Vesting of share warrants	1	—
Exercise of vested share warrants	(53)	—
Change in fair value	—	(58)
Settlement of derivative liability	—	(1,960)
Balance as of June 30, 2019	$—	$—

Convertible Debt Embedded Derivative
Convertible debt embedded derivatives originated from the issuance of the 2021 convertible notes and 2022 convertible notes (collectively the “Convertible Notes”) during 2015. Refer to Note 7 - Long-Term Debt and Revolving Credit Arrangements for further information. The fair value of the embedded derivatives was computed as the difference between the estimated value of the Convertible Notes with and without the Qualified Initial Public Offering (“QIPO”) Conversion Option (“QIPO Conversion Option”). The fair value of the Convertible Notes with and without the QIPO Conversion Option was estimated utilizing a discounted cash flow model to discount the expected payoffs at various potential QIPO dates to the valuation date. The key inputs to the valuation model included the probability of a QIPO occurring at various times, which was estimated to be 100% cumulatively by 2019 and a discount yield that was derived by the credit spread based on the average of the option-adjusted spreads of comparable instruments plus risk-free rates. Fair value measurements are highly sensitive to changes in these inputs; significant changes in these inputs would result in a significantly higher or lower fair value. No value was attributed to other embedded features as they are triggered by events with a remote probability of occurrence. Upon closing of the IPO, holders of the 2021 Convertible Notes and the 2022 Convertible Notes elected to convert all outstanding notes into 94 million shares of common stock. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further information.
Warrant Liabilities
In February 2016, the Company issued two warrants to an investor advisor to purchase up to 205,034 shares and 820,138 shares of the Company’s Series G redeemable convertible preferred stock at an exercise price of $0.01 per share in exchange for advisory services. The warrants were liability-classified due to the contingent redemption features in the underlying preferred stock and were consequently measured at their fair value of $45 million as of December 31, 2018. The vested shares were exercised during the first quarter of 2019, and the Company reclassified the $45 million fair value of the vested shares to Series G redeemable convertible preferred stock. Upon closing of the IPO, the Series G redeemable convertible preferred stock were automatically converted to shares of common stock.
Assets Measured at Fair Value on a Non-Recurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Non-Marketable Equity Securities
The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to its investment in Didi. On January 1, 2018, the Company adopted ASU 2016-01, in which the carrying value of its non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment (referred to as the measurement alternative). Any changes in carrying value is recorded within other income (expense), net in the condensed consolidated statements of operations. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of these securities based on valuation methods, including the common stock equivalent method, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities it holds.
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the condensed consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the three and six months ended June 30, 2018 and 2019 based on the selling price of newly issued shares of similar preferred stock to new investors using the common stock equivalent valuation method and adjusted for any applicable differences in conversion rights (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Upward adjustments	$—	$4	$1,984	$22
Downward adjustments (including impairment)	—	—	—	—
Total unrealized gain for non-marketable equity securities	$—	$4	$1,984	$22

The Company did not record any realized gains or losses for the Company’s non-marketable equity securities as of June 30, 2019.
The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of December 31, 2018 and June 30, 2019 including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2018	June 30, 2019
Initial cost basis	$6,001	$6,041
Upward adjustments	1,984	2,006
Downward adjustments (including impairment)	—	—
Total carrying value at the end of the period	$7,985	$8,047

Note 4 - Equity Method Investments
The carrying value of the Company’s equity method investments as of December 31, 2018 and June 30, 2019 is as follows (in millions):

	As of
	December 31, 2018	June 30, 2019
MLU B.V.	$1,234	$1,232
Mission Bay 3 & 4(1)	78	138
Equity method investments	$1,312	$1,370
(1) Refer to Note 15 - Variable Interest Entities ("VIEs") for further information on the Company’s interest in Mission Bay 3 & 4.
MLU B.V.
During the first quarter of 2018, the Company contributed the net assets of its Uber Russia/CIS operations into a newly formed private limited liability company (“MLU B.V.” or “Yandex.Taxi joint venture”), with Yandex and the Company holding ownership interests in MLU B.V. The Company contributed $345 million of cash, contracts in the region including Rider, Driver Partner, and Eater contracts, and certain employees in the region to MLU B.V. The Company concurrently issued approximately 2 million shares of Uber Technologies, Inc. Class A common stock, with a fair value of $52 million to MLU B.V.’s parent, Yandex. These shares are subject to a put/call feature resulting in Uber Technologies, Inc.’s contingent obligation to buy back these shares at $48 per share after twelve months from the closing date. Neither the put nor the call had been exercised as of June 30, 2019.
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
As of June 30, 2019, the basis differences between the carrying value of the Company’s investment and its share in the net assets of MLU B.V. amounted to $792 million, including the impact of foreign currency translation, and are comprised primarily of equity method goodwill. Equity method goodwill is not amortized. The Company amortizes the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible asset is approximately 5.3 years as of June 30, 2019. The investment balance is reviewed for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable.
Note 5 - Property and Equipment, Net
The components of property and equipment, net as of December 31, 2018 and June 30, 2019 were as follows (in millions):

	As of
	December 31, 2018	June 30, 2019
Land	$67	$67
Building and site improvements	93	40
Leasehold improvements	315	345
Computer equipment	858	893
Leased computer equipment	288	438
Leased vehicles	34	31
Internal-use software	51	73
Furniture and fixtures	39	39
Dockless e-bikes	10	58
Construction in progress	832	661
Total	2,587	2,645
Less: Accumulated depreciation and amortization	(946)	(1,198)
Property and equipment, net	$1,641	$1,447

Depreciation expense relating to property and equipment was $92 million and $174 million for the three and six months ended June 30, 2018, respectively, and $115 million and $252 million for the three and six months ended June 30, 2019, respectively.
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
Note 6 - Leases
The components of lease expense were as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Finance lease cost:
Amortization of assets	$35	$71
Interest of lease liabilities	4	8
Operating lease cost	79	146

Short-term lease cost	10	18
Variable lease cost	29	54
Sublease income	—	(1)
Total lease cost	$157	$296
Supplemental cash flow information related to leases was as follows (in millions):

Six Months Ended June 30, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$6
Operating cash flows from operating leases	107
Financing cash flows from financing leases	72
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$547
Finance lease liabilities	150

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

As of June 30, 2019
Operating Leases
Operating lease right-of-use assets	$1,337
Operating lease liability, current	180
Operating lease liabilities, non-current	1,274
Total operating lease liabilities	$1,454

As of June 30, 2019
Finance Leases
Property and equipment, at cost	$438
Accumulated depreciation	(168)
Property and equipment, net	$270
Other current liabilities	$133
Other long-term liabilities	149
Total finance leases liabilities	$282

As of June 30, 2019
Weighted-average remaining lease term
Operating leases	17 years
Finance leases	2 years
Weighted-average discount rate
Operating leases	7.2%
Finance leases	5.0%

Maturities of lease liabilities were as follows (in millions):

	As of June 30, 2019
	Operating Leases	Finance Leases
Remainder of 2019	$133	$85
2020	221	115
2021	255	86
2022	213	11
2023	180	—
Thereafter	1,989	—
Total undiscounted lease payments	2,991	297
Less: imputed interest	(1,537)	(15)
Total lease liabilities	$1,454	$282

As of June 30, 2019, the Company had additional operating leases and finance leases, primarily for corporate offices and servers, that have not yet commenced of $254 million and $6 million, respectively. These operating and finance leases will commence between fiscal year 2019 and fiscal year 2021 with lease terms of 1 year to 11 years.
Failed Sale-Leaseback
In 2015, the Company entered into a JV agreement with a real estate developer (“JV Partner”) to develop parcels of land (“the Land”) in San Francisco on which to construct the Company’s new headquarters buildings (the “Buildings”). The Buildings are to consist of two adjacent towers totaling approximately 423,000 rentable square feet. In connection with the JV arrangement, the Company had acquired a 49% interest in the JV, the principal asset of which was the Land on which the Buildings are to be constructed. In November 2016, the Company and the JV Partner agreed to dissolve the JV and terminate the Company’s commitment to the lease of the Buildings (together “the real estate transaction”). Under the terms of the real estate transaction, the Company obtained the rights and title to the partially constructed building, will complete the development of the two office buildings and retain a 100% ownership of the buildings. In connection with the real estate transaction, the Company also executed two 75-year land lease agreements (“Land Leases”). As of June 30, 2019, commitments under the Land Leases total $169 million until February 2032. After 2032, the annual rent amount will adjust annually based on the prevailing consumer price index.
For accounting purposes, the real estate transaction is in substance the sale-leaseback of the Company’s 49% indirect interest in the land. Due to the Company’s continuing involvement through a purchase option on the Land, the Company failed to qualify for sale-leaseback accounting. A failed sale-leaseback transaction is accounted for as a financing transaction whereby the cash and deferred sales proceeds received in the real estate transaction are recorded as a financing obligation. Accordingly, the Company’s previous ownership in the JV, which represented its ownership interest in the Land of $65 million, is included in property and equipment, net, and a corresponding financing obligation of $79 million is included in other long-term liabilities as of June 30, 2019. Future land lease payments of $1.8 billion will be allocated 49% to the financing obligation under the failed sale-leaseback arrangement and 51% to the operating lease of land.
Future minimum payments related to the financing obligations under failed sale-leaseback arrangement as of June 30, 2019 are summarized below (in millions):

Future Minimum Payments under Failed Sale-Leaseback Arrangements
Fiscal Year Ending December 31,
Remainder of 2019	$3
2020	6
2021	6
2022	6
2023	6
Thereafter	833
Total	$860

Note 7 - Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates were as follows (in millions, except for percentages):

	As of
	December 31, 2018	June 30, 2019	Effective Interest Rate
2016 Senior Secured Term Loan	$1,124	$1,118	6.1%
2018 Senior Secured Term Loan	1,493	1,485	6.2%
2021 Convertible Notes	1,844	—	23.5%
2022 Convertible Notes	1,030	—	13.7%
2023 Senior Note	500	500	7.7%
2026 Senior Note	1,500	1,500	8.1%
Total debt	7,491	4,603
Less: unamortized discount and issuance costs	(595)	(50)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$6,869	$4,526

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
The 2016 Senior Secured Term Loan is guaranteed by certain material domestic restricted subsidiaries of the Company. The 2016 Senior Secured Term Loan agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes, as well as certain financial covenants specified in the contractual agreement. The Company was in compliance with all covenants as of June 30, 2019. The credit agreement also contains customary events of default. The loan is secured by certain intellectual property of the Company and equity of certain material foreign subsidiaries. The 2016 Senior Secured Term Loan also contains restrictions on the payment of dividends.
2018 Senior Secured Term Loan
In April 2018, the Company entered into a secured term loan agreement with a syndicate of lenders to issue secured floating-rate term loans totaling $1.5 billion in proceeds, net of debt discount of $8 million and debt issuance costs of $15 million, with a maturity date of April 2025 (the “2018 Senior Secured Term Loan”). The 2018 Senior Secured Term Loan was issued on a pari passu basis with the existing 2016 Senior Secured Term Loan. The debt discount and debt issuance costs are amortized to interest expense at an effective interest rate of 6.2%. The 2018 Senior Secured Term Loan is guaranteed by certain material domestic restricted subsidiaries of the Company. The 2018 Senior Secured Term Loan agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes, as well as certain financial covenants specified in the contractual agreement. The Company was in compliance with all covenants as of June 30, 2019. The credit agreement also contains customary events of default. The loan is secured by certain intellectual property of the Company and equity of certain material foreign subsidiaries.
The fair values of the Company’s 2016 Senior Secured Term Loan and 2018 Senior Secured Term Loan was $1.1 billion and $1.5 billion, respectively, as of June 30, 2019 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
2021 Convertible Notes
During 2015, the Company issued convertible notes at par for a total of $1.7 billion in proceeds, net of $1 million in debt issuance costs, with an initial maturity date of January 2021 (the “2021 Convertible Notes”). The 2021 Convertible Notes contained various extension options triggered by the events defined in the note agreement and allowed the maturity date to be extended up to 2030. The interest rate was 2.5% per annum, payable semi-annually in arrears. During the first four years from the issuance date, at the election of the holders, interest was to be paid in cash or by increasing the principal amount of the 2021 Convertible Notes by payment in kind (“PIK interest”). The holders had elected to receive PIK interest during the first four years. The interest rate increased to 12.5% during the last 2 years of the initial term of the 2021 Convertible Notes and was to be paid in cash at the election of the Company. The interest rate during the maturity extension period varied from 3.5% to 12.5% depending on the type of extension option elected.
On May 14, 2019, the Company closed its IPO and the holders of 2021 Convertible Notes elected to convert the outstanding notes into common stock. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further information. The 2021 Convertible Notes also contained other embedded features, such as conversion options that were exercisable upon the occurrence of various contingencies. The conversion options involved a discount to the conversion price, which ranged from 18.0% to 30.5%, increasing with the passage of time. All of the embedded features were analyzed to determine whether they should be bifurcated and separately accounted for as a derivative. Pursuant to such analysis, the Company valued and bifurcated the QIPO Conversion Option, which enabled the holders to convert their 2021 Convertible Notes to the shares offered in a QIPO at a predefined discount from the public offering price, and recorded its initial fair value of $1.1 billion as a discount on the 2021 Convertible Notes face amount. The debt discount was amortized to interest expense at an effective interest rate of 23.5%. The Company was amortizing the discount over the period until the maturity date of the respective note. The fair value of the QIPO Conversion Option was determined in accordance with the methodology described in Note 3 - Fair Value Measurement, and the changes in fair value were recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The Company recorded $25 million and $339 million of expense for the three and six months ended June 30, 2018, respectively, and $109 million of expense and $20 million of income for the three and six months ended June 30, 2019, respectively, related to the change in the fair value of the 2021 Convertible Notes embedded derivative liability, which was included in total other income (expense), net in the condensed consolidated statements of operations. No value was attributed to other embedded features as they are triggered by events with a remote probability of occurrence. The agreement contained customary covenants that restricted the Company’s ability to, among other things, declare dividends or make certain distributions.
2022 Convertible Notes
During 2015, the Company issued additional convertible notes at par for a total of $949 million in proceeds, net of $0.1 million in debt issuance costs, with an initial maturity date of June 2022 (the “2022 Convertible Notes”). The Company had the option to elect to extend the maturity date of the 2022 Convertible Notes by one year if a material financial market disruption (as defined in the note agreement) existed at initial maturity. The interest rate was 2.5% per annum, compounded semi-annually and payable in PIK interest. If no conversion or settlement event was triggered prior to the 2022 Convertible Notes’ maturity, the 2022 Convertible Notes were to be redeemed at an 8.0% internal rate of return (“IRR”) either immediately or over a 3-year period, at the Company’s election. The 8.0% IRR payout at maturity was incorporated into the effective interest rate calculation.
On May 14, 2019, the Company closed its IPO and the holders of 2022 Convertible Notes elected to convert the outstanding notes into common stock, refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further information. The 2022 Convertible Notes also contained other embedded features such as conversion options that were exercisable upon the occurrence of various contingencies. The conversion options involved a discount to the conversion price, which ranged from 8.1% to 44.5% increasing with the passage of time. All of the embedded features were analyzed to determine whether they should be bifurcated and separately accounted for as a derivative. Pursuant to such analysis, the Company valued and bifurcated the QIPO Conversion Option, which enabled the holders to convert the 2022 Convertible Notes to the shares offered in a QIPO at a predefined discount from the offering price, and recorded its initial fair value of $312 million as a discount on the 2022 Convertible Notes face amount. The debt discount was amortized to interest expense at an effective interest rate of 13.7%. The Company was amortizing the discount over the period until the initial maturity date of the respective note. The fair value of the QIPO Conversion Option was determined in accordance with the methodology described in Note 3 - Fair Value Measurement, and the changes in fair value were recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The Company recorded $10 million and $63 million of expense for the three and six months ended June 30, 2018, respectively, and $8 million of expense and $38 million of income for the three and six months ended June 30, 2019, respectively, related to the change in the fair value of the 2022 Convertible Notes embedded derivative liability, which was included in total other income (expense), net in the condensed consolidated statements of operations. No value was attributed to other embedded features as they are triggered by events with a remote probability of occurrence. The agreement contained customary covenants that restricted the Company’s ability to, among other things, declare dividends or make certain distributions.
2023 and 2026 Senior Notes
In October 2018, the Company issued five-year notes with aggregate principal amount of $500 million due on November 1, 2023 and eight-year notes with aggregate principal amount of $1.5 billion due on November 1, 2026 (the “2023 and 2026 Senior Notes”) in a private placement offering totaling $2.0 billion. The Company issued the 2023 and 2026 Senior Notes at par and paid approximately $9 million for debt issuance costs. The interest is payable semi-annually on May 1st and November 1st of each year at 7.5% per annum and 8.0% per annum, respectively, beginning on May 1, 2019, and the entire principal amount is due at the time of maturity. The 2023 and 2026 Senior Notes are guaranteed by certain material domestic restricted subsidiaries of the Company. The indentures governing the 2023 and 2026 Senior Notes contain customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the contractual agreements. The Company was in compliance with all covenants as of June 30, 2019.

The fair values of the Company’s 2023 and 2026 Senior Notes were $531 million and $1.6 billion, respectively, as of June 30, 2019 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
The following table presents the amount of interest expense recognized relating to the contractual interest coupon, amortization of the debt discount and issuance costs, and the IRR payout with respect to the Senior Secured Term Loan, the Convertible Notes, and the Senior Notes for the three and six months ended June 30, 2018 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Contractual interest coupon	$57	$115	$89	$255
Amortization of debt discount and issuance costs	77	25	149	78
8% IRR payout	15	9	29	26
Total interest expense from long-term debt	$149	$149	$267	$359

Revolving Credit Arrangements
The Company has an unsecured revolving credit agreement with certain lenders, which provides for $2.3 billion in unsecured credit maturing on June 13, 2023 (“Unsecured Revolving Credit Facility”). In conjunction with the Company’s entry into the 2016 Senior Secured Term Loan, the revolving credit facility agreements were amended to include as collateral the same intellectual property of the Company and the same equity of certain material foreign subsidiaries that were pledged as collateral under the 2016 Senior Secured Term Loan. The credit facility may be guaranteed by certain material domestic restricted subsidiaries of the Company based on certain conditions. As of June 30, 2019, no subsidiary met those conditions and, therefore, were not guarantors of the facility. The credit facility has a term of five years from the original execution date. The credit agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as certain financial covenants specified in the contractual agreement. The credit agreement also contains customary events of default. The Unsecured Revolving Credit Facility also contains restrictions on the payment of dividends. As of June 30, 2019, there was no balance outstanding on the Unsecured Revolving Credit Facility.
Letters of Credit
The Company’s insurance subsidiary maintains agreements for letters of credit to guarantee the performance of insurance related obligations that are collateralized by cash or investments of the subsidiary. For purposes of securing obligations related to leases and other contractual obligations, the Company also maintains an agreement for letters of credit, which is collateralized by the Company’s Unsecured Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2018 and June 30, 2019, the Company had letters of credit outstanding of $470 million and $497 million, respectively, of which the letters of credit that reduced the available credit under the Unsecured Revolving Credit Facility were $166 million and $191 million, respectively.
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

Note 9 - Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2018 and June 30, 2019 were as follows (in millions):

	As of
	December 31, 2018	June 30, 2019
Prepaid expenses	$265	$289
Other receivables	416	584
Other	179	256
Prepaid expenses and other current assets	$860	$1,129

Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2018 and June 30, 2019 were as follows (in millions):

	As of
	December 31, 2018	June 30, 2019
Accrued legal, regulatory and non-income taxes	$1,134	$1,598
Accrued Partner liability	459	748
Accrued professional and contractor services	298	383
Accrued compensation and employee benefits	261	282
Accrued marketing expenses	152	146
Other accrued expenses	160	276
Income and other tax liabilities	157	192
Government and airport fees payable	104	129
Short-term finance lease obligation for computer equipment	110	133
Other	322	359
Accrued and other current liabilities	$3,157	$4,246

Other Long-Term Liabilities
Other long-term liabilities as of December 31, 2018 and June 30, 2019 were as follows (in millions):

	As of
	December 31, 2018	June 30, 2019
Convertible debt embedded derivatives (Note 7)	$2,018	$—
Deferred tax liabilities	1,072	1,065
Financing obligation	436	80
Income tax payable	80	65
Other	466	275
Other long-term liabilities	$4,072	$1,485

Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2018 and 2019 were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2017	$(3)	$—	$(3)
Other comprehensive income (loss) before reclassifications	(65)	39	(26)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(65)	39	(26)
Balance as of June 30, 2018	$(68)	$39	$(29)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2018	$(228)	$40	$(188)
Other comprehensive income (loss) before reclassifications	17	4	21
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	17	4	21
Balance as of June 30, 2019	$(211)	$44	$(167)

Other Income (Expense), Net
The components of other income (expense), net, for the three and six months ended June 30, 2018 and 2019 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Interest income	$24	$64	$42	$108
Foreign currency exchange gains (losses), net	(37)	(7)	(24)	(8)
Gain on business divestitures (1)	40	—	3,201	—
Gain (loss) on debt and equity securities, net (2)	—	(2)	1,984	14
Change in fair value of embedded derivatives	(35)	(117)	(402)	58
Gain on extinguishment of convertible notes and settlement of derivative	—	444	—	444
Other	71	16	199	42
Other income (expense), net	$63	$398	$5,000	$658

(1) During the six months ended June 30, 2018, gain on business divestitures primarily includes a $2.2 billion gain on the sale of the Company’s Southeast Asia operations to Grab Holding Inc. (“Grab”) and a $954 million gain on the disposal of the Company’s Uber Russia/CIS operations recognized in the first quarter of 2018. On March 25, 2018, two wholly-owned subsidiaries of the Company signed and completed an agreement with Grab pursuant to which Grab hired employees and acquired certain assets of the Company in the region, including Rider, Driver Partners, and Eater contracts in Southeast Asia. The net assets contributed by the Company were not material. In exchange, the Company received shares of Grab Series G preferred stock which was recorded at fair value as additional sale consideration. Refer to Note 4 - Equity Method Investments for more information on the disposal of the Company's Uber Russia/CIS operations.
(2) During the six months ended June 30, 2018, gain on debt and equity securities, net represents a $2.0 billion unrealized gain on the Company’s non-marketable equity securities related to Didi recognized in the first quarter of 2018. Refer to Note 3 - Fair Value Measurement for further information.
Note 10 - Redeemable Convertible Preferred Stock, Common Stock, and Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
As of December 31, 2018, there were warrants to purchase 150,071 shares of Series E redeemable convertible preferred stock and 922,655 shares of Series G redeemable convertible preferred stock outstanding. During the first quarter of 2019, the warrant to purchase Series G redeemable convertible preferred stock was exercised in full and the fair value of the warrant was reclassified to redeemable convertible preferred stock. During the second quarter of 2019, the warrant to purchase Series E redeemable convertible preferred stock was exercised and automatically converted to shares of common stock as a result of the IPO. Upon closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock.
The Company’s board of directors has the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of June 30, 2019, there was no preferred stock issued and outstanding.
PayPal, Inc. (“PayPal”) Private Placement
On May 16, 2019, the Company closed a private placement by PayPal, Inc. in which it issued and sold 11 million shares of its common stock at a purchase price of $45.00 per share and received aggregate proceeds of $500 million. Additionally, PayPal and the Company agreed to extend their global partnership, including a commitment to jointly explore certain commercial collaborations.
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
The following table summarizes the activity related to the Company’s restricted common stock for the six months ended June 30, 2019 (in thousands, except per share amounts):

	Number of Shares	Weighted-average Grant-Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	898	$30.33
Granted	—	$—
Vested	(353)	$34.82
Canceled	(37)	$34.86
Unvested restricted common stock as of June 30, 2019	508	$26.88

Equity Incentive Plans
The Company maintains two equity incentive plans: the 2013 Equity Incentive Plan (“2013 Plan”) and the 2010 Stock Plan (“2010 Plan” and collectively, “Plans”). The 2013 Plan serves as the successor to the 2010 Plan and provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock and RSUs to employees, consultants and advisors of the Company.
In January 2019, the Company’s board of directors approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance by 85 million shares, for a total of 293 million shares reserved.
In March 2019, the Company’s board of directors adopted the 2019 Equity Incentive Plan (“2019 Plan”). The 2019 Plan was approved in April 2019 with 130 million shares of common stock reserved for future issuance. The 2019 Plan became effective on May 9, 2019 the date of the underwriting agreement between the Company and the underwriters for the IPO. The 2019 Plan is the successor to the

2013 Plan. The number of shares of the Company’s common stock available for issuance under the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029 by the lesser of (a) 5% of the total number of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) such number of shares determined by the Company’s board of directors.
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
Stock Option and SAR Activity
A summary of stock option and SAR activity for the six months ended June 30, 2019 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2018	758	42,936	$9.22	5.74	$1,456
Awards granted	73	250	$43.06
Awards exercised	—	(1,178)	$2.39
Awards forfeited	(11)	(70)	$32.71
As of June 30, 2019	820	41,938	$9.61	5.25	$1,572
Vested and expected to vest as of June 30, 2019	632	34,972	$4.34	4.87	$1,497
Exercisable as of June 30, 2019	632	34,972	$4.34	4.87	$1,497

RSU Activity
The following table summarizes the activity related to the Company’s RSUs for the six months ended June 30, 2019. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during six months ended June 30, 2019 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2018	75,835	$37.20
Granted	39,824	$44.32
Vested	(17,655)	$36.35
Canceled	(5,420)	$39.86
Unvested and outstanding as of June 30, 2019	92,584	$42.70

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the three and six months ended June 30, 2018 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Operations and support	$2	$404	$7	$405
Sales and marketing	1	212	4	213
Research and development	5	2,557	11	2,560
General and administrative	12	768	61	774
Total	$20	$3,941	$83	$3,952

As of June 30, 2019, there was $2.5 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.1 years.

The Company has granted RSAs, RSUs, SARs, and stock options that vest only upon the satisfaction of both time-based service and performance-based conditions. Through May 9, 2019, no stock-based compensation expense had been recognized for such awards with a performance condition based on the occurrence of a qualifying event (such as an IPO), as such qualifying event was not probable. Upon the Company’s IPO, the Company recognized $3.6 billion of stock-based compensation expense related to such awards. To meet the related tax withholding requirements, the Company withheld 29 million of the 76 million shares of common stock issued. The 29 million shares of common stock withheld for taxes were returned to the shares reserved for future issuance under the Company’s 2019 Plan. Based on the IPO public offering price of $45.00 per share, the tax withholding obligation was $1.3 billion. For additional information related to the Company’s IPO, refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies.
The tax benefits recognized in income for stock-based compensation arrangements were not material during the three and six months ended June 30, 2018 and 2019, respectively.
2019 Employee Stock Purchase Plan
In March 2019, the Company’s board of directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”), and in April 2019, the Company’s stockholders approved its ESPP. The ESPP became effective on May 9, 2019, the date of the underwriting agreement between the Company and the underwriters for the IPO. There are 25 million shares of common stock reserved for issuance under the ESPP. The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on January 1 of each year, beginning in 2020 and continuing through 2029, by the lesser of (a) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) 25,000,000 shares. However, the Company’s board of directors or compensation committee may reduce the amount of the increase in any particular year. The stock-based compensation expense recognized for the ESPP was not material during the three months ended June 30, 2019.
Note 11 - Income Taxes
The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company recorded an income tax expense of $28 million and $604 million for the three and six months ended June 30, 2018, respectively, and an income tax benefit of $2 million and an income expense of $17 million for the three and six months ended June 30, 2019, respectively. During the three months ended June 30, 2018, income tax expense was primarily driven by current tax on foreign earnings partially offset by the benefit of U.S. losses. During the six months ended June 30, 2018, income tax expense was primarily driven by deferred U.S. tax expense related to the Company’s investment in Didi and Grab, deferred China tax related to the Company’s investment in Didi, and to a lesser extent, the benefit of U.S. losses and current tax on foreign earnings. During the three and six months ended June 30, 2019, income tax expense was primarily driven by current tax on foreign earnings offset by a partial benefit from U.S. losses. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on the Company’s U.S. and Netherlands’ deferred tax assets and foreign tax rate differences.
In March 2019, the Company initiated a series of transactions resulting in changes to its international legal structure, including a redomiciliation of a subsidiary to the Netherlands and a transfer of certain intellectual property rights among wholly owned subsidiaries, primarily to align its structure to its evolving operations. The redomiciliation resulted in a step-up in the tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets in an amount of $6.1 billion, net of a reserve for uncertain tax positions of$1.3 billion. Based on available objective evidence, management believes it is not more-likely-than-not that these additional foreign deferred tax assets will be realizable as of June 30, 2019 and, therefore, are offset by a full valuation allowance to the extent not offset by reserves from uncertain tax positions.
During the six months ended June 30, 2019, the amount of gross unrecognized tax benefits increased by $1.2 billion, of which substantially all, if recognized, would not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance. In the second quarter of 2019, the Company settled the IRS audit for the tax years 2013 and 2014. The settlement resulted in a reduction of unrecognized tax benefits of $141 million, which did not affect the annual effective tax rate, as these unrecognized tax benefits decreased deferred tax assets that were subject to a full valuation allowance.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company is also under routine examination by various state and foreign tax authorities. The Company believes that adequate amounts have been reserved in these jurisdictions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by federal, state or foreign tax authorities to the extent utilized in a future period. For the Company’s major tax jurisdictions, the tax years 2010 through 2019 remain open; the major tax jurisdictions are the U.S., Brazil, Netherlands, Mexico, United Kingdom, Australia, Singapore, and India.
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

In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of the Company’s historical ownership changes was completed through June 30, 2019. Based on the analysis, the Company does not anticipate a current limitation on the tax attributes.
Note 12 - Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Basic net income (loss) per share:
Numerator
Net income (loss)	$(878)	$(5,246)	$2,870	$(6,262)
Less: net loss attributable to redeemable non-controlling interest, net of tax	—	10	—	14
Less: noncumulative dividends to preferred stockholders	—	—	(1,086)	—
Less: undistributed earnings to participating securities	—	—	(1,200)	—
Net income (loss) attributable to common stockholders	$(878)	$(5,236)	$584	$(6,248)
Denominator
Basic weighted-average common stock outstanding	440,958	1,110,704	439,022	783,900
Basic net income (loss) per share attributable to common stockholders	$(1.99)	$(4.72)	$1.33	$(7.97)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(878)	$(5,236)	$584	$(6,248)
Add: Change in fair value of MLU B.V. put/call feature	(10)	—	(10)	(6)
Add: noncumulative dividends to preferred stockholders	—	—	—	—
Diluted net income (loss) attributable to common stockholders	$(888)	$(5,236)	$574	$(6,254)
Denominator
Number of shares used in basic net income (loss) per share computation	440,958	1,110,704	439,022	783,900
Weighted-average effect of potentially dilutive securities:
Common stock subject to a put/call feature	450	—	551	82
Stock options	—	—	35,147	—
RSUs to settle fixed monetary awards	—	—	1,486	—
Other	—	—	188	—
Diluted weighted-average common stock outstanding	441,408	1,110,704	476,394	783,982
Diluted net income (loss) per share attributable to common stockholders	$(2.01)	$(4.72)	$1.20	$(7.98)

On May 14, 2019, the Company completed its IPO, in which it issued and sold 180 million shares of its common stock at a price of $45.00 per share. On that date, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock, and the holders of the 2021 Convertible Notes and the 2022 Convertible Notes elected to convert the outstanding notes into common stock, resulting in the issuance of 94 million shares of common stock. These shares were included in the Company’s issued and outstanding common stock starting on that date. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further information.
The following potentially dilutive outstanding securities as of June 30, 2018 and 2019 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	As of June 30,
	2018	2019
Redeemable convertible preferred stock	893,301	—
Convertible notes	198,484	—
Stock options	8,045	41,937
Restricted common stock with performance condition	1,022	—
Common stock subject to repurchase	9,408	1,351
Warrants to purchase redeemable convertible preferred stock	1,126	—
SARs	787	—
RSUs to settle fixed monetary awards	585	838
RSUs	118,256	92,838
Warrants to purchase common stock	178	187
Total	1,231,192	137,151

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
In June 2019, the Company announced a number of leadership and organizational changes. These organizational changes will be effective in the third quarter of 2019. The Company is currently evaluating the impact to its operating and reportable segments based on how the businesses will be managed subsequent to the changes. During the three and six months ended June 30, 2019, the Company’s CODM continued to manage the business, allocate resources, make operating decisions, and evaluate operating performance under the existing operating and reportable segments: Core Platform and Other Bets.

The following table provides information about the Company’s segments and a reconciliation of the total segment contribution profit (loss) to loss from operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Contribution profit (loss):
Core Platform	$369	$220	$796	$103
Other Bets	(28)	(122)	(48)	(193)
Total segment contribution profit (loss)	341	98	748	(90)
Reconciling items:
Research and development expenses related to ATG and Other Technology Programs(1)	(129)	(105)	(246)	(202)
Unallocated research and development and general and administrative expenses(1), (2)	(488)	(649)	(956)	(1,233)
Depreciation and amortization	(98)	(123)	(186)	(269)
Stock-based compensation expense	(20)	(3,941)	(83)	(3,952)
Legal, tax, and regulatory reserves and settlements	(252)	(380)	(252)	(380)
Driver appreciation award	—	(299)	—	(299)
Payroll tax on IPO stock-based compensation	—	(86)	—	(86)
Asset impairment/loss on sale of assets	(81)	—	(113)	(8)
Acquisition and financing related expenses	—	—	(15)	—
Gain on restructuring of lease arrangement	4	—	4	—
Impact of 2018 Divested Operations(1), (3)	(16)	—	(118)	—
Loss from operations	$(739)	$(5,485)	$(1,217)	$(6,519)
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
Geographic Information
Revenue by geography is based on where the trip was completed or meal delivered. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2018 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
United States	$1,469	$1,853	$2,799	$3,610
Brazil	281	188	557	397
All other countries	1,018	1,125	1,996	2,258
Total revenue	$2,768	$3,166	$5,352	$6,265

Revenue from external customers grouped by offerings is included in Note 2 - Revenue.
Note 14 - Commitments and Contingencies
Purchase Commitments
The Company has commitments for network and cloud services, background checks, and other items in the ordinary course of business with varying expiration terms through 2022. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated. As of June 30, 2019, there were no material changes to the Company’s purchase commitments disclosed in the financial statements included in the Prospectus.

Contingencies
From time to time, the Company may be a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2018 and June 30, 2019, the Company had recorded aggregate liabilities of $1.1 billion and $1.6 billion, respectively, in accrued and other current liabilities on the condensed consolidated balance sheets for all of its legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
O’Connor, et al., v. Uber Technologies, Inc. and Yucesoy v. Uber Technologies, Inc., et al.
O’Connor and Yucesoy are two putative class actions that assert various independent contractor misclassification claims brought on behalf of certain Driver Partners in California and Massachusetts, respectively. The two cases were consolidated and both are pending in the United States District Court for the Northern District of California. Filed on August 16, 2013 in the United States District Court for the Northern District of California, the O’Connor action is a class action against the Company on behalf of all Driver Partners who contracted with the Company in California between 2009 and February 28, 2019 and seeks damages for tips and business expense reimbursement based on alleged independent contractor misclassification and unfair competition. The O’Connor action was stayed in the trial court pending the outcome of appeals before the Ninth Circuit Court of Appeals regarding the trial court’s orders denying the Company’s motions to compel arbitration, order certifying the class action, and order enjoining the Company’s enforcement of its arbitration agreement. The Ninth Circuit issued its rulings on those appeals on September 25, 2018, finding that the Company’s arbitration agreements were enforceable and accordingly, decertified the O’Connor class and remanded the case to the district court for further proceedings. Filed on June 2, 2014 in the Massachusetts Suffolk County Superior Court, the Yucesoy action is a class action against the Company on behalf of all Driver Partners in Massachusetts and seeks damages based on independent contractor misclassification, tips law violations and tortious interference with contractual and/or advantageous relations. Plaintiffs filed an amended complaint in the Yucesoy action on March 30, 2018 adding new class representatives, to which the Company filed a motion to compel arbitration and/or dismiss the action on April 26, 2018. On March 11, 2019, the parties entered into a Settlement Agreement which provides that the Company will pay $20 million to settle the O’Connor and Yucesoy actions. The proposed settlement does not require the Company to start classifying Driver Partners as employees in California or Massachusetts and does not include those Driver Partners who are subject to arbitration. Plaintiffs filed a motion with the United States District Court for the Northern District of California seeking court approval of the settlement agreement. The motion for preliminary approval of the parties’ settlement agreement was heard on March 21, 2019, and preliminary approval was granted subject to certain conditions. The final approval hearing is set for August 29, 2019.
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
Google v. Levandowski & Ron; Google v. Levandowski
On October 28, 2016, Google filed arbitration demands against each of Anthony Levandowski and Lior Ron, former employees of Google, alleging breach of their respective employment agreements with Google, fraud and other state law violations (due to soliciting Google employees and starting a new venture to compete with Google’s business in contravention of their respective employment agreements). Google seeks damages, injunctive relief, and restitution. The arbitration hearing was held from April 30 to May 11, 2018. On March 26, 2019, the arbitration panel issued an interim award, finding against each of Google’s former employees and awarding $127 million against Anthony Levandowski and $1 million for which both Anthony Levandowski and Lior Ron are jointly and severally liable. In July 2019, Google submitted briefing on its request for interest, attorneys fees, and costs related to these claims. Pursuant to a contractual obligation, Uber is indemnifying both employees with respect to certain claims. Whether Uber is ultimately responsible for such indemnification, however, depends on the exceptions and conditions set forth in the indemnification agreement. The ultimate resolution of the matter could result in a possible loss of up to $62 million or more (depending on the date of the final award) in excess of the amount accrued. Uber is not a party to either of these arbitrations.
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
Malden Transportation v. Uber Technologies, Inc.
Seven consolidated actions were filed in the United District Court for the District of Massachusetts by taxi medallion owners Malden Transportation, Inc., Anoush Cab, Inc., Dot Ave Cab, Inc., Gill & Gill, Inc., Max Luc Taxi, Inc., Sycoone Taxi, Inc., Taxi Maintenance, Inc. in late 2016 and early 2017 against the Company alleging unfair competition violations (on the grounds that the Company failed to comply with local taxi laws), as well as state and federal antitrust violations (on the grounds that the Company prices trips below cost in order to achieve a monopoly). Antitrust claims were dismissed, but the unfair competition claims remain. On May 15, 2019, Uber reached a tentative settlement with the plaintiffs in six of the seven actions, subject to negotiation of specific terms and execution of a settlement agreement. A bench trial of the seventh action (Anoush Cab, Inc.), began on July 18, 2019 and concluded on August 2, 2019. The parties submitted their proposed findings of fact and conclusions of law to the court on August 6, 2019.
Swiss Social Security Reclassification
Several Swiss government bodies currently classify Driver Partners as employees of Uber Switzerland for social security purposes. A number of such decisions have been made by these governmental bodies. The Company is challenging each of them. The Cantonal Court of Zurich issued a ruling with regard to certain test cases on July 20, 2018. The court canceled the decisions on the grounds that certain decisions were made against the Company’s Swiss local entity without proof that there is a contractual relationship between the Company’s Swiss local entity and the Driver Partners (who actually contract with Uber B.V.). This ruling was not appealed and the Swiss governmental bodies continue to investigate the identity of the employer. On July 5, 2019, the Swiss governmental bodies issued four decisions by which they reclassified four drivers as Uber B.V. and Rasier B.V. employees and consider that Uber Switzerland should pay social security contributions. The Company plans to appeal those decisions. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be estimated.

Non-Income Tax Matters
The Company recorded an estimated liability for contingencies related to non-income tax matters and is under audit by various domestic and foreign tax authorities with regard to such matters. The subject matter of these contingent liabilities and non-income tax audits primarily arises from the Company’s transactions with its Driver Partners, as well as the tax treatment of certain employee benefits and related employment taxes. In jurisdictions with disputes connected to transactions with Driver Partners, disputes involve the applicability of transactional taxes (such as sales, value added and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such Driver Partners. For example, the Company is involved in a proceeding in the UK involving HMRC, the tax regulator in the UK, which is seeking to classify the Company as a transportation provider. Being classified as a transportation provider would result in a VAT (20%) on Gross Bookings or on the service fee that the Company charges Drivers, both retroactively and prospectively. HMRC could also determine that the Company is an employer for tax purposes, resulting in up to 14% national insurance contributions being payable by the Company on driver income. Further, if Drivers are determined to be workers, they may be entitled to additional benefits and payments, and the Company may be subject to penalties, back taxes, and fines. The Company believes that the position of HMRC and the regulators in similar disputes and audits is without merit and is defending itself vigorously. The Company’s estimated liability is inherently subjective due to the complexity and uncertainty of these matters and the judicial processes in certain jurisdictions, therefore, the final outcome could be different from the estimated liability recorded.
Other Legal and Regulatory Matters
The Company has been subject to various government inquiries and investigations surrounding the legality of certain of the Company’s business practices, compliance with global regulatory requirements, such as antitrust and Foreign Corrupt Practices Act requirements, data protection and privacy laws, and the infringement of certain intellectual property rights. The Company has investigated many of these matters and is implementing a number of recommendations to its managerial, operational and compliance practices, as well as seeking to strengthen its overall governance structure. In many cases, the Company is unable to predict the outcomes and implications of these inquiries and investigations on the Company’s business which could be time consuming, costly to investigate and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact the Company’s business, reputation, financial condition and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
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
Note 15 - Variable Interest Entities ("VIEs")
Consolidated VIE
As of December 31, 2017, the Company consolidated a VIE entity as it had an option to acquire all the outstanding membership interests in the entity and had the obligation to fully fund the entity’s operations. In 2018, the Company exercised its option. Under an amended agreement, and upon satisfaction of certain closing conditions associated with exercising its option, the Company created a new majority-owned subsidiary, Uber Freight. Refer to Note 16 - Non-Controlling Interest for further information. Total assets included on the condensed consolidated balance sheets for this VIE as of December 31, 2018 and June 30, 2019 were $115 million and $132 million, respectively. Total liabilities included on the condensed consolidated balance sheets for this VIE as of December 31, 2018 and June 30, 2019 were not material.
Unconsolidated VIE
Mission Bay 3 & 4
The Mission Bay 3 & 4 joint venture (“JV”) refers to Event Center Office Partners, LLC (“ECOP”), a joint venture entity established in March 2018, by Uber and two companies (“LLC Partners”) to manage the operation of two office buildings owned by two ECOP wholly-owned subsidiaries. The Company contributed $136 million cash in exchange for a 45% interest in ECOP. Each of the two LLC Partners owns 45% and 10%, respectively. The amount of contributed cash was recorded as an investment for $136 million as of June 30, 2019. The remaining construction costs will be funded through a construction loan obtained by ECOP where the Company together with the two LLC Partners guarantee payments and performance of the loan when it becomes due and any payment of costs incurred by the lender under limited situations. The maximum collective guarantee liability is up to $50 million.

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
The maximum exposure to loss represents the potential loss recognized by the Company relating to these unconsolidated entities. The Company believes that its maximum exposure to loss is limited because it is a member of the limited liability company. The Company’s maximum exposure to loss differs from the carrying value of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIE and is limited to the investment balances and notional amounts of guarantees. As of December 31, 2018 and June 30, 2019, the carrying amount of assets and liabilities recognized on the condensed consolidated balance sheets related to the Company’s interests in unconsolidated VIEs and the Company’s maximum exposure to loss relating to unconsolidated VIEs was as follows (in millions):

	As of
	December 31, 2018	June 30, 2019
Investment	$78	$136
Additional cash contribution	58	—
Limited guarantee	50	50
Maximum exposure to loss	$186	$186

Uber has significant influence over ECOP and accounts for its investment in ECOP under the equity method. No equity earnings have been recognized as of June 30, 2019, since the sole activity of the ECOP consists of construction of the assets and costs incurred are capitalized. Once construction is complete, at each reporting period, the Company will adjust the carrying value of its investment to reflect its proportionate share of ECOP’s income or loss, and any impairments, with a corresponding credit or debit, respectively, to loss from equity method investment, net of tax in the condensed consolidated statements of operations. As of June 30, 2019, the Company determined that no impairment of its equity method investments existed.
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
As of December 31, 2018, the Company owned 100% of the issued and outstanding capital stock of its subsidiary that operates its JUMP e-bike and e-scooter products, or 81% on a fully-diluted basis if all shares reserved for issuance under its JUMP employee incentive plan were issued and outstanding. In April 2019, the JUMP employee incentive plan was terminated and the JUMP subsidiary became a wholly-owned subsidiary of the Company. All unvested and unexercised equity awards under the terminated JUMP employee incentive plan were canceled. Certain JUMP employees who held such unvested and unexercised equity awards under the terminated JUMP employee incentive plan received grants of the Company’s RSUs pursuant to the 2013 Plan. The fair value of the RSU grants and the impact on the Company’s financial statements were not material.
As of December 31, 2018 and June 30, 2019, the Company owned 89% of the issued and outstanding capital stock of its subsidiary that operates its Uber Freight offering, or 80% on a fully-diluted basis if all shares reserved for issuance under the Company’s Uber Freight employee incentive plan were issued and outstanding. As of June 30, 2019, no equity awards under the Uber Freight employee incentive plan had been granted.
The minority stockholders of the Company’s subsidiary that operate its Uber Freight offering, including any holders of equity awards issued under the employee equity incentive plans and employees who hold fully vested shares, have put rights to sell certain of their equity interests at fair market value at specified periods of time that terminates upon the earliest of the closing of a liquidation transaction or an IPO of the subsidiary. Should the put rights be exercised, they can be satisfied in either cash, Uber stock, or a combination of cash and Uber stock based upon the Company’s election.
The Company attributes the pro rata share of the Uber Freight’s net income or loss to the redeemable non-controlling interests based on the outstanding ownership of the minority shareholders during the period.

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
We are a technology company that is powering movement in countries around the world, principally in the United States and Canada, Latin America, Europe, the Middle East, and Asia (excluding China and Southeast Asia). The foundation of our platform is our massive network, leading technology, operational excellence, and product expertise. Together, these elements power movement.
Financial and Operational Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts, and percentages)	2018	2019	% Change	2018	2019	% Change
Gross Bookings(1)	$12,012	$15,756	31%	$22,905	$30,405	33%
Monthly Active Platform Consumers (“MAPCs”)(1)	76	99	30%	146	192	32%
Trips(1)	1,242	1,677	35%	2,378	3,227	36%
Revenue	$2,768	$3,166	14%	$5,352	$6,265	17%
Loss from operations	$(739)	$(5,485)	**	$(1,217)	$(6,519)	**
Net income (loss) attributable to Uber Technologies, Inc.	$(878)	$(5,236)	**	$2,870	$(6,248)	**
Diluted net income (loss) per common share	$(2.01)	$(4.72)	(135)%	$1.20	$(7.98)	**
Adjusted Net Revenue(2)	$2,574	$2,873	12%	$4,997	$5,634	13%
Core Platform Adjusted Net Revenue(1),(2)	$2,503	$2,678	7%	$4,886	$5,294	8%
Core Platform Contribution Margin(1)	14.7%	8.2%	**	16.3%	1.9%	**
Adjusted EBITDA(1),(2)	$(292)	$(656)	(125)%	$(572)	$(1,525)	(167)%
** Percentage not meaningful.
(1) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” below for more information.
(2) See the section titled “Reconciliations of Non-GAAP Financial Measures” below for more information and reconciliations to the most directly comparable GAAP financial measure.
Recent Developments
Reorganization
In June 2019, we announced a number of leadership and organizational changes. These organizational changes will be effective in the third quarter of 2019. We are currently evaluating the impact to our operating and reportable segments based on how the businesses will be managed subsequent to the changes. During the three and six months ended June 30, 2019, our chief operating decision maker (“CODM”) continued to manage the business, allocate resources, make operating decisions, and evaluate operating performance under the existing operating and reportable segments: Core Platform and Other Bets.

PayPal, Inc. (“PayPal”) Private Placement
On May 16, 2019, we closed a private placement by PayPal in which we issued and sold 11 million shares of our common stock at a purchase price of $45.00 per share and received aggregate proceeds of $500 million. Additionally, we and PayPal agreed to extend our global partnership including a commitment to jointly explore certain commercial collaborations
Initial Public Offering
On May 9, 2019, our registration statement on Form S-1 (File No. 333-230812) related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on the New York Stock Exchange (“NYSE”) on May 10, 2019. Our IPO closed on May 14, 2019. For additional information, see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ATG Investment
In April 2019, we entered into a preferred unit purchase agreement with affiliates of SoftBank Vision Fund (“SoftBank”), Toyota Motor Corporation (“Toyota”), and DENSO Corporation (“DENSO” and together with SoftBank and Toyota, the “ATG Investors”). Pursuant to the preferred unit purchase agreement, the ATG Investors agreed to invest an aggregate of $1.0 billion in a newly formed corporate parent entity for our Advanced Technologies Group (“ATG”) in exchange for preferred units of ATG collectively representing approximately a 14% ownership interest in ATG on a fully diluted basis. In addition to the preferred unit purchase agreement, we have entered into a joint collaboration agreement with Toyota, DENSO, and ATG with respect to next-generation self-driving hardware and the development of self-driving vehicles leveraging technology from each of the parties (the “ATG Collaboration Agreement”), which became effective as of the closing of the transaction.
On July 2, 2019, the investment by the ATG Investors in ATG was consummated. For additional information, see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Driver Appreciation Award
In April 2019, we paid a $299 million Driver appreciation award to Driver Partners who met certain criteria. The payment was accounted for as a Driver incentive in the second quarter of 2019.
Pending Acquisition of Careem
On March 26, 2019, we entered into an asset purchase agreement (the “Agreement”) with Careem Inc. (“Careem”). Pursuant to the Agreement, upon the terms and subject to the conditions thereof, Augusta Acquisition B.V., an indirect wholly-owned subsidiary of ours, will acquire substantially all of the assets and assume substantially all of the liabilities of Careem for consideration of approximately $3.1 billion, subject to certain adjustments. For additional information, see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019
Ridesharing:	$7,484	$8,200	$9,192	$9,380	$10,166	$10,488	$11,479	$11,446	$12,188
Uber Eats:	588	824	1,118	1,473	1,774	2,111	2,561	3,071	3,386
Other Bets:	9	21	35	40	72	126	129	132	182
Gross bookings for the three months ended June 30, 2019 were $15.8 billion, up 31% from $12.0 billion in the same period in 2018. The increase is driven by a 30% increase in MAPCs and a 35% increase in Trips primarily driven by our Ridesharing and Uber Eats offerings.

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

MAPCs for the three months ended June 30, 2019 were 99 million, up 30%, from 76 million during the same period in 2018. Our growth in MAPCs is driven by increased adoption in existing cities and expansion into new cities and product offerings.

•
Trips. We define Trips as the number of completed consumer Ridesharing or New Mobility rides and Uber Eats meal deliveries in a given period. For example, an UberPOOL ride with three paying consumers represents three unique Trips, whereas an UberX ride with three passengers represents one Trip. We believe that Trips are a useful metric to measure the scale and usage of our platform.

Trips for the three months ended June 30, 2019 were 1.7 billion, up 35% from the 1.2 billion trips in the same period in 2018. Our Trip growth was driven by a 30% growth in MAPCs and expansion of our new product offerings.

•
Core Platform Adjusted Net Revenue. We define Core Platform Adjusted Net Revenue as Core Platform revenue less (i) excess Driver incentives and (ii) Driver referrals. We believe that Core Platform Adjusted Net Revenue is informative of our Core Platform top line performance because it measures the total net financial activity generated by our Core Platform after taking into account all Driver and restaurant earnings, Driver incentives, and Driver referrals. Excess Driver incentives are recorded in cost of revenue, exclusive of depreciation and amortization, and Driver referrals are recorded in sales and marketing expenses. These amounts largely depend on our business decisions based on market conditions. We include the impact of these amounts in Core Platform Adjusted Net Revenue to evaluate how increasing or decreasing incentives would impact our Core Platform top line performance, and the overall net financial activity between us and our customers, which ultimately impacts our Core Platform Take Rate, which is calculated as Core Platform Adjusted Net Revenue as a percentage of Core Platform Gross Bookings. For purposes of Take Rate, Gross Bookings include the impact of our 2018 Divested Operations. Core Platform Adjusted Net Revenue is lower than Core Platform revenue in all reported periods. See the section titled “Reconciliations of Non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP financial measure.

Core Platform Contribution Margin. Core Platform Contribution Margin is defined as Core Platform Contribution Profit (Loss) as a percentage of Core Platform Adjusted Net Revenue. Core Platform Contribution Margin demonstrates the margin that we generate after direct expenses. We believe that Core Platform Contribution Margin is a useful indicator of the economics of our Core Platform, as it does not include indirect unallocated research and development and general and administrative expenses (including expenses for ATG and Other Technology Programs). See the section titled “Segment Results of Operations” for additional information regarding our segments.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change
Core Platform Adjusted Net Revenue	$2,503	$2,678	7%	$4,886	$5,294	8%
Core Platform Contribution Margin	14.7%	8.2%		16.3%	1.9%
Core Platform Adjusted Net Revenue
Core Platform Adjusted Net Revenue for the three and six months ended June 30, 2019 was $2.7 billion, up 7% from $2.5 billion and $5.3 billion, up 8% from $4.9 billion, respectively, compared to the same periods in 2018. The overall increase in Core Platform Adjusted Net Revenue is driven by increased Ridesharing and Uber Eats Trips and Gross Bookings growth, offset by a Driver appreciation award of $298 million associated with our IPO. Our Core Platform Take Rate was 17% and 18% for the three and six months ended June 30, 2019, respectively compared to 21% and 21% for the same periods in 2018.
Core Platform Contribution Margin
Core Platform Contribution Margin for the three and six months ended June 30, 2019 was 8% and 2%, respectively, compared to 15% and 16% for the same periods in 2018. The overall decrease in our Core Platform Contribution Margin was primarily related to an increase in incentive spend as well as sales and marketing expenses as we continue to invest within our Core Platform due to expansion and competition.

•
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net income (loss) attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change
Adjusted EBITDA	$(292)	$(656)	(125)%	$(572)	$(1,525)	(167)%
Adjusted EBITDA loss for the three and six months ended June 30, 2019 was $656 million and $1.5 billion, respectively, compared to $292 million and $572 million for the same periods in 2018. The overall increase in Adjusted EBITDA loss is driven by increased investment in our Core Platform and Other Bets segments.
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

The following tables present reconciliations of Adjusted Net Revenue and Core Platform Adjusted Net Revenue to the most directly comparable GAAP financial measures for each of the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Adjusted Net Revenue reconciliation:
Revenue	$2,768	$3,166	$5,352	$6,265
Deduct:
Excess Driver incentives	(163)	(263)	(292)	(566)
Driver referrals	(31)	(30)	(63)	(65)
Adjusted Net Revenue	$2,574	$2,873	$4,997	$5,634

Core Platform Adjusted Net Revenue reconciliation(1):
Core Platform revenue	$2,697	$2,971	$5,241	$5,925
Deduct:
Excess Driver incentives	(163)	(263)	(292)	(566)
Driver referrals	(31)	(30)	(63)	(65)
Core Platform Adjusted Net Revenue	$2,503	$2,678	$4,886	$5,294
(1) Core Platform Adjusted Net Revenue includes Ridesharing Adjusted Net Revenue, Uber Eats Adjusted Net Revenue, and Other Core Platform Adjusted Net Revenue. Other Core Platform Adjusted Net Revenue, which primarily consists of revenue associated with our Vehicle Solutions activities, Uber For Business (“U4B”) and financial partnership products, does not include any excess Driver incentives or Driver referrals and is equal to GAAP Other Core Platform revenue in all periods.
The comparability of the results for the periods presented above was impacted by our 2018 Divested Operations. The 2018 Divested Operations decreased by $4 million during the six months ended June 30, 2018 due to excess Driver incentives and Driver referrals for the 2018 Divested Operations being greater than revenue for the 2018 Divested Operations in the period.
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

•	Adjusted EBITDA excludes other non-recurring items not indicative of our ongoing operating performance;

•	Adjusted EBITDA does not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;

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
 The following table presents a reconciliation of net income (loss) attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Adjusted EBITDA reconciliation:
Net income (loss) attributable to Uber Technologies, Inc.	$(878)	$(5,236)	$2,870	$(6,248)
Add (deduct):
Net income (loss) attributable to non-controlling interest, net of tax	—	(10)	—	(14)
Provision for (benefit from) income taxes	28	(2)	604	17
(Income) loss from equity method investment, net of tax	14	10	17	16
Interest expense	160	151	292	368
Other (income) expense, net	(63)	(398)	(5,000)	(658)
Depreciation and amortization	98	123	186	269
Stock-based compensation expense	20	3,941	83	3,952
Legal, tax, and regulatory reserves and settlements	252	380	252	380
Driver appreciation award	—	299	—	299
Payroll tax on IPO stock-based compensation	—	86	—	86
Asset impairment/loss on sale of assets	81	—	113	8
Acquisition and financing related expenses	—	—	15	—
Gain on restructuring of lease arrangement	(4)	—	(4)	—
Adjusted EBITDA	$(292)	$(656)	$(572)	$(1,525)
The comparability of the results for the periods presented above was impacted by our 2018 Divested Operations. During the three and six months ended June 30, 2018, the 2018 Divested Operations decreased net income (loss) attributable to Uber Technologies, Inc. by $16 million and $118 million, respectively.
Components of Results of Operations
The following discussion on trends in our components of results of operations excludes IPO related impacts as well as the Driver appreciation award of $299 million, both of which occurred during the second quarter of 2019. The Driver appreciation award was accounted for as a Driver incentive. For additional information about our IPO, see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

•
Other. Core Platform revenue also includes other revenue. Other revenue primarily consists of revenue associated with our Vehicle Solutions activities. As a part of this business, we lease or rent vehicles to third parties who could potentially use these vehicles to provide Ridesharing or Uber Eats services through our platform. In the second half of 2017, we stopped purchasing vehicles. The remaining assets of our Vehicle Solutions activities were classified as held for sale as of December 31, 2018. In January 2019, we sold our rental car business in Singapore, which owned substantially all of our remaining Vehicle Solutions vehicles. We expect Vehicle Solutions revenue to continue to decrease in future periods and do not anticipate that those activities will generate a significant portion of our revenue in the foreseeable future.

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

•	Change in fair value of embedded derivatives, which consists primarily of gains and losses on embedded derivatives related to our Convertible Notes.

•	Gain on extinguishment of convertible notes and settlement of derivative

•	Other, which consists primarily of changes in the fair value of warrants and income from forfeitures of warrants.
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
Equity Method Investment, Net of Tax
Equity method investment, net of tax includes the results of our share of income or loss from our Yandex.Taxi joint venture.

Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Condensed Consolidated Statements of Operations:
Revenue	$2,768	$3,166	$5,352	$6,265
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,342	1,740	2,498	3,421
Operations and support	349	864	721	1,298
Sales and marketing	715	1,222	1,392	2,262
Research and development	365	3,064	705	3,473
General and administrative	638	1,638	1,067	2,061
Depreciation and amortization	98	123	186	269
Total costs and expenses	3,507	8,651	6,569	12,784
Loss from operations	(739)	(5,485)	(1,217)	(6,519)
Interest expense	(160)	(151)	(292)	(368)
Other income (expense), net	63	398	5,000	658
Income (loss) before income taxes and loss from equity method investment	(836)	(5,238)	3,491	(6,229)
Provision for (benefit from) income taxes	28	(2)	604	17
Loss from equity method investment, net of tax	(14)	(10)	(17)	(16)
Net income (loss) including redeemable non-controlling interest	(878)	(5,246)	2,870	(6,262)
Less: net loss attributable to redeemable non-controlling interest, net of tax	—	(10)	—	(14)
Net income (loss) attributable to Uber Technologies, Inc.	$(878)	$(5,236)	$2,870	$(6,248)
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Condensed Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	48%	55%	47%	55%
Operations and support	13%	27%	13%	21%
Sales and marketing	26%	39%	26%	36%
Research and development	13%	97%	13%	55%
General and administrative	23%	52%	20%	33%
Depreciation and amortization	4%	4%	3%	4%
Total costs and expenses(1)	127%	273%	123%	204%
Loss from operations	(27)%	(173)%	(23)%	(104)%
Interest expense	(6)%	(5)%	(5)%	(6)%
Other income (expense), net	2%	13%	93%	11%
Income (loss) before income taxes and loss from equity method investment(1)	(30)%	(165)%	65%	(99)%
Provision for (benefit from) income taxes	1%	—%	11%	—%
Loss from equity method investment, net of tax	(1)%	—%	—%	—%
Net income (loss) including redeemable non-controlling interest(1)	(32)%	(166)%	54%	(100)%
Less: net loss attributable to redeemable non-controlling interest, net of tax	—%	—%	—%	—%
Net income (loss) attributable to Uber Technologies, Inc.	(32)%	(165)%	54%	(100)%
(1) Totals of percentage of revenues may not foot due to rounding.
Comparison of the Three and Six Months Ended June 30, 2018 and 2019
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2019	%	2018	2019	%

	($ in millions)			($ in millions)
Core Platform revenue:
Ridesharing	$2,291	$2,348	2%	$4,471	$4,724	6%
Uber Eats	346	595	72%	629	1,131	80%
Other	60	28	(53)%	141	70	(50)%
Total Core Platform revenue	2,697	2,971	10%	5,241	5,925	13%
Total Other Bets revenue	71	195	175%	111	340	206%
Revenue	$2,768	$3,166	14%	$5,352	$6,265	17%
Ridesharing revenue increased 2% to $2.3 billion and 6% to $4.7 billion for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These increases were attributable to an increase in Ridesharing Gross Bookings (including 2018 Divested Operations) of $2.0 billion, or 20% and $3.7 billion, or 19%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Ridesharing revenue as a percentage of Ridesharing Gross Bookings decreased from 23% to 19%, and 22% to 20% in the three and six months ended June 30, 2018 and 2019, respectively. These decreases were primarily due to our driver appreciation award as well as an increase in Driver incentives.

Uber Eats revenue for the three and six months ended June 30, 2019 increased $249 million, or 72%, to $595 million compared to $346 million and increased $502 million, or 80%, to $1.1 billion compared to $629 million, respectively, in the same periods in 2018. These increases were attributable to an increase in Uber Eats Gross Bookings (including 2018 Divested Operations) of $1.6 billion, or 91%, and $3.2 billion, or 98%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Uber Eats revenue as a percentage of Uber Eats Gross Bookings decreased from 19% to 18%, and 19% to 18% in the three and six months ended June 30, 2018 and 2019, respectively. These decreases were due to higher courier incentives.
Other revenue for the three and six months ended June 30, 2019 decreased $32 million, or 53%, to $28 million compared to $60 million and decreased $71 million, or 50%, to $70 million compared to $141 million, respectively, in the same periods in 2018. These decreases were primarily attributable to reduced vehicle financing activities.
Other Bets revenue for the three and six months ended June 30, 2019 increased to $195 million compared to $71 million and $340 million compared to $111 million, respectively, in the same periods in 2018. These increases were primarily related to the expansion of our Uber Freight offering as well as our New Mobility business.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2019	%	2018	2019	%

	($ in millions)			($ in millions)
Cost of revenue, exclusive of depreciation and amortization	$1,342	$1,740	30%	$2,498	$3,421	37%
Percentage of revenue	48%	55%		47%	55%
Cost of revenue, exclusive of depreciation and amortization, for the three and six months ended June 30, 2019 increased by $398 million, or 30%, and increased $923 million, or 37%, respectively, compared to the same periods in 2018. These increases were attributable to an increase in Gross Bookings (including 2018 Divested Operations) of 31% and 30% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases were also driven by an increase in excess Driver incentives and higher carrier payments associated with the growth in our Uber Freight business. Excess Driver incentives increased by $100 million to $263 million and by $274 million to $566 million in the three and six months ended June 30, 2019, respectively, compared to $163 million and $292 million, in the same periods in 2018.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2019	%	2018	2019	%

	($ in millions)			($ in millions)
Operations and support	$349	$864	148%	$721	$1,298	80%
Percentage of revenue	13%	27%		13%	21%
Operations and support expenses for the three and six months ended June 30, 2019 increased by $515 million, or 148% and $577 million, or 80%, respectively, compared to the same periods in 2018. These increases were primarily due to an increase in stock-based compensation expense primarily driven by the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement of $402 million and $398 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These increases were also due to an increase in platform user support operations headcount and consultants that resulted in increased compensation expenses and allocated facilities expenses due to our expansion into new cities and increased penetration in existing cities.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2019	%	2018	2019	%

	($ in millions)			($ in millions)
Sales and marketing	$715	$1,222	71%	$1,392	$2,262	63%
Percentage of revenue	26%	39%		26%	36%

Sales and marketing expenses for the three and six months ended June 30, 2019 increased by $507 million, or 71% and $870 million, or 63%, respectively, compared to the same periods in 2018. These increases were primarily due to an increase in stock-based compensation expense primarily driven by the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement of $211 million and $209 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These increases were also due to increased consumer discounts, promotions, refunds, and credits as well as increased consumer advertising and other marketing programs. Consumer discounts, promotion, refunds, and credits increased $226 million and $495 million for the three and six months ended June 30, 2018, respectively, to $528 million and $1.1 billion for the three and six months ended June 30, 2019, respectively, compared to $302 million and $621 million, in the same periods in 2018.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2019	%	2018	2019	%

	($ in millions)			($ in millions)
Research and development	$365	$3,064	**	$705	$3,473	**
Percentage of revenue	13%	97%		13%	55%
** Percentage not meaningful.
Research and development expenses for the three and six months ended June 30, 2019 increased by $2.7 billion and $2.8 billion, respectively, compared to the same periods in 2018. These increases were primarily due to an increase in stock-based compensation expense primarily driven by the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement of $2.6 billion and $2.5 billion in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These increases were also due to an increase in research and development headcount that resulted in increased compensation expenses and allocated facilities expenses, partially offset by an increase in capitalizable internally developed software.
The following table provides a breakout of research and development expenses by major expense type for each of the periods presented (in millions, except percentages):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2019		Six Months Ended June 30, 2018		Six Months Ended June 30, 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
ATG and Other Technology Programs	$129	35%	$512	17%	$248	35%	$610	18%
All other research and development expenses	236	65%	2,552	83%	457	65%	2,863	82%
Total research and development	$365	100%	$3,064	100%	$705	100%	$3,473	100%
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2019	%	2018	2019	%

	($ in millions)			($ in millions)
General and Administrative	$638	$1,638	157%	$1,067	$2,061	93%
Percentage of revenue	23%	52%		20%	33%
General and administrative expenses for the three and six months ended June 30, 2019 increased $1.0 billion, or 157% and $994 million, or 93%, respectively, compared to the same periods in 2018. These increases were primarily due to an increase in stock-based compensation expense primarily driven by the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement of $756 million and $713 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These increases were also due to an increase in general and administrative headcount and allocated facilities expenses and an increase in contractors and outside service provider expenses to support the overall growth of our business as well as an increase in legal, tax and regulatory reserves and settlements.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2019	%	2018	2019	%

	($ in millions)			($ in millions)
Depreciation and amortization	$98	$123	26%	$186	$269	45%
Percentage of revenue	4%	4%		3%	4%
Depreciation and amortization for the three and six months ended June 30, 2019 increased $25 million, or 26% and $83 million, or 45%, respectively, compared to the same periods in 2018. These increases were primarily due to data center equipment and server depreciation.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2019	%	2018	2019	%

	($ in millions)			($ in millions)
Interest expense	$(160)	$(151)	(6)%	$(292)	$(368)	26%
Percentage of revenue	(6)%	(5)%		(5)%	(6)%
Interest expense for the three and six months ended June 30, 2019 decreased $9 million, or 6% and increased $76 million, or 26%, respectively, compared to the same periods in 2018. The decrease for the three months ended June 30, 2019 was primarily due to the conversion of our 2021 Convertible Notes and the 2022 Convertible Notes upon IPO, partially offset by additional interest expense resulting from the issuance of $0.5 billion of our 2023 Senior Notes and $1.5 billion of our 2026 Senior Notes in October 2018. The increase for the six months ended June 30, 2019 was primarily due to interest expense resulting from our entry into the $1.5 billion 2018 Senior Secured Term Loan in April 2018, the issuance of $0.5 billion of our 2023 Senior Notes and $1.5 billion of our 2026 Senior Notes in October 2018, partially offset by the conversion of our 2021 Convertible Notes and the 2022 Convertible Notes upon IPO.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2019	%	2018	2019	%

	($ in millions)			($ in millions)
Interest income	$24	$64	167%	$42	$108	157%
Foreign currency exchange gains (losses), net	(37)	(7)	81%	(24)	(8)	67%
Gain on business divestitures	40	—	(100)%	3,201	—	(100)%
Gain (loss) on debt and equity securities, net	—	(2)	(100)%	1,984	14	(99)%
Change in fair value of embedded derivatives	(35)	(117)	(234)%	(402)	58	114%
Gain on extinguishment of convertible notes and settlement of derivative	—	444	100%	—	444	100%
Other	71	16	(77)%	199	42	(79)%
Other income (expense), net	$63	$398	**	$5,000	$658	(87)%
Percentage of revenue	2%	13%		93%	11%
** Percentage not meaningful.
Interest income for the three and six months ended June 30, 2019 increased by $40 million, or 167% and by $66 million, or 157%, respectively, compared to the same periods in 2018. These increases were primarily due to interest income earned on higher average cash balances from the proceeds from issuance of our 2023 and 2026 Senior Notes in second half of 2018 and the proceeds from our IPO during the quarter ended June 30, 2019.
Foreign currency exchange gains (losses), net for the three and six months ended June 30, 2019 decreased by $30 million and by $16 million, respectively, compared to the same periods in 2018. These decreases were primarily due to unrealized impacts on foreign exchange resulting from remeasurement of our foreign currency monetary assets and liabilities denominated in non-functional currencies.

Gain on business divestitures for the three and six months ended June 30, 2019 decreased by $40 million and $3.2 billion, respectively, compared to the same periods in 2018. These decreases were due to gains on the divestitures of our Russia/CIS and Southeast Asia operations during the first quarter of 2018.
Gain (loss) on debt and equity securities, net for the three and six months ended June 30, 2019 decreased by $2 million and by $2.0 billion, respectively, compared to the same periods in 2018. The decrease for the six month comparable periods was primarily due to a gain from a fair value adjustment of our Didi investment during the first quarter of 2018.
Change in fair value of embedded derivatives for the three and six months ended June 30, 2019 decreased by $82 million and increased by $460 million, respectively, compared to the same periods in 2018 as a result of their revaluation, primarily due to changes in discount yield and time to liquidity.
Gain on extinguishment of convertible notes and settlement of derivative for the three and six months ended June 30, 2019 increased by $444 million, compared to the same periods in 2018. These increases were primarily due to the conversion of our 2021 Convertible Notes and the 2022 Convertible Notes and settlement of the related derivative during the second quarter of 2019.
Other for the three and six months ended June 30, 2019 decreased by $55 million and by $157 million, respectively, compared to the same periods in 2018. These decreases were primarily due to income from forfeitures of warrants during the six months ended June 30, 2018.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2019	%	2018	2019	%

	($ in millions)			($ in millions)
Provision for (benefit from) income taxes	$28	$(2)	(107)%	$604	$17	(97)%
Effective tax rate	(3)%	—%		17%	—%
We recorded an income tax expense of $28 million and a benefit of $2 million and $604 million and $17 million for the three and six months ended June 30, 2018 and 2019, respectively. During the three months ended June 30, 2018, income tax expense was primarily driven by current tax on foreign earnings partially offset by the benefit of U.S. losses. During the six months ended June 30, 2018, income tax expense was primarily driven by deferred U.S. tax expense related to the Company’s investment in Didi and Grab, deferred China tax related to the Company’s investment in Didi, and to a lesser extent, the benefit of U.S. losses and current tax on foreign earnings. During the three and six months ended June 30, 2019, income tax expense was primarily driven by current tax on foreign earnings offset by a partial benefit from U.S. losses.
In March 2019, we initiated a series of transactions resulting in changes to our international legal structure, including a redomiciliation of a subsidiary to the Netherlands and a transfer of certain intellectual property rights among our wholly owned subsidiaries, primarily to align our structure to our evolving operations. The redomiciliation resulted in a step-up in the tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets in an amount of $6.1 billion, net of a reserve for uncertain tax positions of $1.3 billion. Based on available objective evidence, we believe it was not more-likely-than-not that these additional foreign deferred tax assets would be realizable as of June 30, 2019 and, therefore, they were offset by a full valuation allowance to the extent not offset by reserves from uncertain tax positions.
Loss from Equity Method Investment, Net of Tax

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2019	%	2018	2019	%

	($ in millions)			($ in millions)
Loss from equity method investment, net of tax	$(14)	$(10)	29%	$(17)	$(16)	6%
Percentage of revenue	(1)%	—%		—%	—%
Loss from equity method investment, net of tax for the three and six months ended June 30, 2019 decreased by $4 million and $1 million, respectively, compared to the same periods in 2018. This amount represents our portion of the net loss of our Yandex.Taxi joint venture and amortization expense on intangible assets resulting from the basis difference in this investment.
Segment Results of Operations
We operate our business as two operating and reportable segments: Core Platform and Other Bets. We determined our operating segments based on how the CODM manages the business, allocates resources, makes operating decisions and evaluates operating performance. For additional information about our reportable segments, see Note 13 - Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
The following table provides information about our segments and a reconciliation of the total segment contribution profit (loss) to loss from operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Contribution profit (loss):
Core Platform	$369	$220	$796	$103
Other Bets	(28)	(122)	(48)	(193)
Total segment contribution profit (loss)	341	98	748	(90)
Reconciling items:
Research and development expenses related to ATG and Other Technology Programs(1)	(129)	(105)	(246)	(202)
Unallocated research and development and general and administrative expenses(1), (2)	(488)	(649)	(956)	(1,233)
Depreciation and amortization	(98)	(123)	(186)	(269)
Stock-based compensation expense	(20)	(3,941)	(83)	(3,952)
Legal, tax, and regulatory reserves and settlements	(252)	(380)	(252)	(380)
Driver appreciation award	—	(299)	—	(299)
Payroll tax on IPO stock-based compensation	—	(86)	—	(86)
Asset impairment/loss on sale of assets	(81)	—	(113)	(8)
Acquisition and financing related expenses	—	—	(15)	—
Gain on restructuring of lease arrangement	4	—	4	—
Impact of 2018 Divested Operations(1), (3)	(16)	—	(118)	—
Loss from operations	$(739)	$(5,485)	$(1,217)	$(6,519)
(1) Excluding stock-based compensation expense.
(2) Unallocated research and development expenses include costs that are not directly attributable to the Core Platform and Other Bets segments. These include mapping and payment technologies and support and development of the internal technology infrastructure. Unallocated general and administrative expenses include certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs. We periodically evaluate and may change our allocation methodology.
(3) Defined as our 2018 operations in (i) Southeast Asia prior to the sale of those operations to Grab and (ii) Russia/CIS prior to the formation of our Yandex.Taxi joint venture.
Core Platform Segment
Segment Contribution Profit (Loss)
Core Platform contribution profit for the three and six months ended June 30, 2019 decreased $149 million and $693 million to $220 million and $103 million compared to $369 million and $796 million, respectively, in the same periods in 2018. This was driven by a decrease in our Core Platform Take Rate of 4% to 17% and 3% to 18%, respectively for the three and six months ended June 30, 2019 compared to 21% and 21% in each of the same periods in 2018, and an increase in sales and marketing expenses. The decline in our Core Platform Take Rate and the increase in our sales and marketing expenses were driven by increased Driver incentives and consumer discounts, promotions, refunds, and credits as we invest in our platform.

Other Bets Segment
Segment Contribution Loss
Other Bets contribution loss for the three and six months ended June 30, 2019 increased by $94 million and $145 million to $122 million and $193 million contribution loss compared to $28 million and $48 million contribution loss, respectively, in the same periods in 2018. These increases were driven by increased investment in our Uber Freight offering and our New Mobility offering that was launched in 2018.
Ownership
In April 2019, the JUMP employee incentive plan was terminated and the JUMP subsidiary became a wholly-owned subsidiary of ours. All unvested and unexercised equity awards under the terminated JUMP employee incentive plan were canceled. As of June 30, 2019, we owned 89% of the issued and outstanding capital stock of our subsidiary that operates our Uber Freight offering, or 80% on a fully-diluted basis if all shares reserved for issuance under our Uber Freight employee incentive plan were issued and outstanding. As of June 30, 2019, no equity awards under the Uber Freight employee incentive plan had been granted. Refer to Note 16 - Non-Controlling Interest to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
On May 14, 2019, we completed our IPO. The Uber Freight put rights were not exercised prior to our IPO. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our IPO.
Liquidity and Capital Resources

	Six Months Ended June 30,
	2018	2019
	(In millions)
Net cash used in operating activities	$(450)	$(1,644)
Net cash provided by (used in) investing activities	(466)	50
Net cash provided by financing activities	2,476	7,029
Operating Activities
Net cash used in operating activities was $1.6 billion for the six months ended June 30, 2019, primarily consisting of $6.3 billion of net loss, adjusted for certain non-cash items, which primarily included $4.0 billion of stock-based compensation expense, $444 million of gain on extinguishment of convertible notes, depreciation and amortization expense of $269 million, $78 million in accretion of discount on our long-term debt, as well as a $792 million decrease in cash consumed by working capital primarily driven by an increase in our accrued expenses and insurance reserves, partially offset by higher accounts receivable.
Net cash used in operating activities was $450 million for the six months ended June 30, 2018, primarily consisting of $2.9 billion of net income, adjusted for certain non-cash items, which primarily included a $3.2 billion gain on business divestitures related to our 2018 Divested Operations, gain on debt and equity securities, net of $2.0 billion related to our investment in Didi, $470 million change in deferred income taxes, $402 million of revaluation expense of our derivative liabilities, depreciation and amortization expense of $186 million, $149 million in accretion of discount on our long-term debt, and $81 million of stock-based compensation expense, as well as an $485 million decrease in cash consumed by working capital primarily driven by an increase in our insurance reserves and accrued expenses, partially offset by higher prepaid expenses and accounts payable.
Investing Activities
Net cash provided by investing activities was $50 million for the six months ended June 30, 2019, primarily consisting of $293 million in proceeds from business disposal, net of cash divested, partially offset by $277 million in purchases of property and equipment.
Net cash used in investing activities was $466 million for the six months ended June 30, 2018, primarily consisting of $423 million contributed to equity method investees and $209 million in purchases of property and equipment, partially offset by $230 million of proceeds from sales and disposals of property and equipment.
Financing Activities
Net cash provided by financing activities was $7.0 billion for the six months ended June 30, 2019, primarily consisting of $8.0 billion of net proceeds received from issuance of common stock upon our IPO, net of offering costs, $500 million of proceeds received from issuance of common stock related to a private placement, partially offset by $1.4 billion of taxes paid related to net share settlement of equity awards and $72 million of principal payments on financing leases.

Net cash provided by financing activities was $2.5 billion for the six months ended June 30, 2018, primarily consisting of $1.5 billion from issuance of term loan, net of issuance costs, $1.3 billion in proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs, partially offset by $197 million of principal repayment on revolving lines of credit.
Other Information
As of June 30, 2019, $1.1 billion of our $11.7 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2019 (in millions):

	Payments Due by Period
	Total	Remaining 2019	2020 - 2021	2022 - 2023	Thereafter
Long-term debt (1)	$4,603	$13	$54	$1,620	$2,916
Financing obligation (2)	860	3	12	12	833
Operating lease commitments (2)	3,245	135	493	434	2,183
Finance lease commitments (2)	303	86	205	12	—
Non-cancelable purchase obligations (3)	203	36	153	14	—
Total contractual obligations	$9,214	$273	$917	$2,092	$5,932
(1) Refer to Note 7 - Long-Term Debt and Revolving Credit Arrangements of Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our long-term debt obligations.
(2) Refer to Note 6 - Leases of Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our leases.
(3) Consists primarily of non-cancelable commitments for network and cloud services, background checks, and other items in the ordinary course of business with varying expiration terms through 2022.
The contractual commitment obligations in the table above are associated with agreements that are enforceable and legally binding.
As of June 30, 2019, we had recorded liabilities of $66 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonable estimate of the timing of payments in individual years particularly beyond 12 months. As a result, this amount is not included in the table above.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our 2016 Term Loan Facility and our 2018 Term Loan Facility. The 2016 Term Loan Facility and 2018 Term Loan Facility are floating rate notes and are carried at amortized cost. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $105 million as of June 30, 2019.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $8.2 billion and $13.7 billion as of December 31, 2018 and June 30, 2019, respectively. Our cash and cash equivalents primarily consist of cash deposits, money market funds and U.S. government securities. We do not enter into investments for trading or speculative purposes. Our investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income by $107 million and $187 million for the three and six months ended June 30, 2019, respectively.
We have significant risk related to the carrying amounts of investments in other companies, including our minority-owned affiliates, compared to their fair value, as all of our investments are currently in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. As of June 30, 2019, our recorded value in investments is $11.8 billion, including equity method investments.
Foreign Currency Risk
We transact business globally in multiple currencies. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We are exposed to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, including the Australian dollar, Euro, Brazilian real, British pound, and Mexican peso. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. dollars. Our foreign currency risk is partially mitigated as our revenue recognized in currencies other than the U.S. dollar is diversified across geographic regions and we incur expenses in the same currencies in such regions.
We have experienced and will continue to experience fluctuations in our net income/(loss) as a result of transaction gains or (losses) related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency rates may also impact the value of our equity method investment in our Yandex. Taxi joint venture. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that ensure information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 14 to Our Unaudited Condensed Consolidated Financial Statements
Note 14 - Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended June 30, 2019 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 14 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:

•	O’Connor, et al., v. Uber Technologies, Inc., et al and Yucesoy v. Uber Technologies, Inc., et al.

•	Google v. Levandowski; Google v. Levandowski & Ron

•	Criminal Prosecution in Copenhagen
Legal Proceedings That Are Not Described in Note 14 to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 14 to our condensed consolidated financial statements for the quarter ended June 30, 2019 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
The Court of Appeal heard the case on October 31, 2018 and November 1, 2018 and rejected our appeal in a majority decision on December 19, 2018. We have been granted permission to appeal to the Supreme Court. At this stage, we anticipate that the hearing will occur towards the end of 2019 with a decision in first quarter of 2020. The plaintiffs have not quantified their claim and if they are successful in establishing “worker” status, any damages will be considered at a future hearing. The amount of compensation sought by the plaintiffs in the case is not currently known. Losing the case may lead the UK tax regulator (HMRC) to classify us as a transportation provider, requiring us to pay VAT (20%) on Gross Bookings both retroactively and prospectively. It may also determine us to be an employer for tax purposes, resulting in up to 14% national insurance contributions being payable by us on driver income. Further, if Drivers are determined to be workers, they may be entitled to additional benefits and payments, and we may be subject to penalties, back taxes, and fines.
Australia Class Action
In May 2019, an Australian law firm filed a class action in the Supreme Court of Victoria, Australia, against us and certain of our subsidiaries, on behalf of certain participants in the taxi and hire-car industry. In its announcement of the filing, this law firm stated that more than 6,000 participants had registered to join the action. The cause of action alleged in the statement of claim is the tort of conspiracy by unlawful means. The plaintiff alleges that the Uber entities conspired to injure the group members in four Australian jurisdictions during the period 2014 to 2017 by either directly breaching transport legislation or commissioning offenses against transport legislation by UberX partners. We deny these allegations and intend to vigorously defend against the lawsuit.
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

We face competition in each of our offerings, including:

•
Personal Mobility: Our Personal Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery services, and public transportation, which typically provides the lowest-cost transportation option in many cities. In Ridesharing, we compete with companies, including certain of our minority-owned affiliates, for Drivers and riders, including Lyft, OLA, Careem, Didi, Bolt (formerly Taxify), and our Yandex.Taxi joint venture. Our New Mobility products compete for riders in the bike and scooter space, including Motivate (an affiliate of Lyft), Lime, Bird, and Skip. We also compete with original equipment manufacturers (“OEMs”) and other technology companies in the development of autonomous vehicle technologies and the deployment of autonomous vehicles, including Waymo, Cruise Automation, Tesla, Apple, Zoox, Aptiv, May Mobility, Pronto.ai, Aurora, and Nuro, whose offerings may prove more effective than our autonomous vehicle technologies. Waymo has already introduced a commercialized ridehailing fleet of autonomous vehicles, and it is possible that our other competitors could introduce autonomous vehicle offerings earlier than we will.

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

•
Uber Freight: Our Uber Freight offering competes with global and North American freight brokers such as C.H. Robinson, Total Quality Logistics, XPO Logistics, Convoy, Echo Global Logistics, Coyote, Transfix, DHL, and NEXT Trucking, among others.

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
To remain competitive in certain markets and generate network scale and liquidity, we have in the past lowered, and expect in the future to continue to lower, fares or service fees, and we have offered and expect to continue to offer significant Driver incentives and consumer discounts and promotions. At times, in certain geographic markets, we have offered, and expect to continue to offer, Driver incentives that cause the total amount of the fare that a Driver retains, combined with the Driver incentives a Driver receives from us, to increase, at times meeting or exceeding the amount of Gross Bookings we generate for a given Trip. In certain geographic markets and regions, we do not have a leading category position, which may result in us choosing to further increase the amount of Driver incentives and consumer discounts and promotions that we offer in those geographic markets and regions. We cannot assure you that offering such Driver incentives and consumer discounts and promotions will be successful. Driver incentives, consumer discounts, promotions, and reductions in fares and our service fee have negatively affected, and will continue to negatively affect, our financial performance. Additionally, we rely on a pricing model to calculate consumer fares and Driver earnings, and we may in the future modify our pricing model and strategies. We cannot assure you that our pricing model or strategies will be successful in attracting consumers and Drivers.
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
We have incurred significant losses since inception. We incurred operating losses of $4.0 billion and $3.0 billion in the years ended December 31, 2017 and 2018, and as of June 30, 2019, we had an accumulated deficit of $14.1 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We anticipate that we will continue to incur losses in the near term as a result of expected substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, restaurants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; invest in ATG and Other Technology Programs; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products, such as UberPOOL, that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Uber Eats offering to grow the number of Uber Eats consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem and may continue to incur significant operating losses in the Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, we do not expect improvements to our operating results, at least in the near term.
Our business would be adversely affected if Drivers were classified as employees instead of independent contractors.
The independent contractor status of Drivers is currently being challenged in courts and by government agencies in the United States and abroad. We are involved in numerous legal proceedings globally, including putative class and collective class action lawsuits, demands for arbitration, charges and claims before administrative agencies, and investigations or audits by labor, social security, and tax authorities that claim that Drivers should be treated as our employees (or as workers or quasi-employees where those statuses exist), rather than as independent contractors. We believe that Drivers are independent contractors because, among other things, they can choose whether, when, and where to provide services on our platform, are free to provide services on our competitors’ platforms, and provide a vehicle to perform services on our platform. Nevertheless, we may not be successful in defending the independent contractor status of Drivers in some or all jurisdictions. Furthermore, the costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) relating to the independent contractor status of Drivers could be material to our business. For example, in March 2019, we reached a preliminary settlement in the O’Connor, et al., v. Uber Technologies, Inc. and Yucesoy v. Uber Technologies, Inc., et al., class actions, pursuant to which we agreed to pay $20 million to Drivers who contracted with us in California and Massachusetts but with whom we have not entered into arbitration agreements, and who sought damages against us based on independent contractor misclassification, among other claims. The preliminary settlement is subject to a final approval hearing in August 2019.
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
Changes to foreign, state, and local laws governing the definition or classification of independent contractors, or judicial decisions regarding independent contractor classification, could require classification of Drivers as employees (or workers or quasi-employees where those statuses exist) and/or representation of Drivers by labor unions. Examples of recent judicial decisions relating to independent contractor classification include the California Supreme Court’s recent decision in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status in the context of California wage orders and is being codified in California via Assembly Bill 5, the Aslam, Farrar, Hoy and Mithu v. Uber BV, et al. ruling by the Employment Appeal Tribunal in the United Kingdom that found that Drivers are workers (rather than self-employed), and a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship. In Razak v. Uber Technologies, Inc., the Third Circuit Court of Appeals is reviewing misclassification claims by UberBLACK Drivers in Philadelphia following a summary judgment order in our favor at the district court level, and we expect a decision in the near term. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees (or as workers or quasi-employees where those statuses exist), we would incur significant additional expenses for compensating Drivers, potentially including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and penalties. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business and financial condition.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to 26,799 global employees as of June 30, 2019, of whom 13,797 were located outside the United States. We expect the total number of our employees located outside the United States to increase significantly as we expand globally, including as a result of our acquisition of Careem. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. For example, we operated without key leadership positions filled, including a chief operating officer and chief financial officer, for sustained periods of time. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
As of the quarter ended June 30, 2019, we operated in 65 countries, and markets outside the United States accounted for approximately 75% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local competitors. For example, we have been making significant investments in incentives and promotions to help drive growth in India, a country in which local competitors, particularly Ola, Swiggy, and Zomato, are well capitalized and have local operating expertise. In addition, in March 2019, we announced our agreement to acquire Careem and the expansion of our Uber Freight offering into Europe. Such investments may not be successful and may negatively affect our operating results.
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
In April 2019, we entered into the Unit Purchase Agreement with SoftBank, Toyota, and DENSO pursuant to which these investors invested an aggregate of $1.0 billion ($400 million from Toyota, $333 million from SoftBank, and $267 million from DENSO) in a newly formed corporate parent entity for ATG. This investment will enable us to raise dedicated capital to fund our ATG business and aims to accelerate the development and commercialization of automated ridesharing services. In connection with the investment, we have entered into the ATG Collaboration Agreement with Toyota, DENSO, and ATG with respect to next-generation self-driving hardware and the development of self-driving vehicles leveraging technology from each of the parties. The transaction closed in July 2019; however, we cannot assure you that the transaction will have the effects that we anticipate.
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
To continue to effectively compete, we will require additional funds to support the growth of our business and allow us to invest in new products, offerings, and markets. In particular, our dockless e-bike and e-scooter products and autonomous vehicle development efforts are capital and operations intensive. While we closed the investment in ATG from the ATG Investors for an aggregate of $1.0 billion, we will likely require additional capital to expand these products or continue these development efforts. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders may suffer significant dilution, and any new equity securities we issue may have rights, preferences, and privileges superior to those of existing stockholders. Certain of our existing debt instruments contain, and any debt financing we secure in the future could contain, restrictive covenants relating to our ability to incur additional indebtedness and other financial and operational matters that make it more difficult for us to obtain additional capital with which to pursue business opportunities. For example, our existing debt instruments contain significant restrictions on our ability to incur additional secured indebtedness. We may not be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth and to respond to business challenges and competition may be significantly limited.
If we experience security or data privacy breaches or other unauthorized or improper access to, use of, disclosure of, alteration of or destruction of our proprietary or confidential data, employee data, or platform user data, we may face loss of revenue, harm to our brand, business disruption, and significant liabilities.
We collect, use, and process a variety of personal data, such as email addresses, mobile phone numbers, profile photos, location information, drivers’ license numbers and Social Security numbers of Drivers, consumer payment card information, and Driver and restaurant bank account information. As such, we are an attractive target of data security attacks by third parties. Any failure to prevent or mitigate security breaches or improper access to, use of, disclosure, alteration or destruction of any such data could result in significant liability and a material loss of revenue resulting from the adverse impact on our reputation and brand, a diminished ability to retain or attract new platform users, and disruption to our business. We rely on third-party service providers to host or otherwise process some of our data and that of platform users, and any failure by such third party to prevent or mitigate security breaches or improper access to, disclosure, alteration or destruction of, such information could have similar adverse consequences for us.
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
Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. We have been subject to security and data privacy incidents in the past and may be again in the future. For example, in May 2014, we experienced a data security incident in which an outside actor gained access to certain personal information belonging to Drivers through an access key written into code that an employee had unintentionally posted publicly on a code-sharing website used by software developers (the “2014 Breach”). In October and November of 2016, outside actors downloaded the personal data of approximately 57 million Drivers and consumers worldwide (the “2016 Breach”). The accessed data included the names, email addresses, mobile phone numbers, and drivers’ license numbers of approximately 600,000 Drivers, among other information. For further information on this incident, see the risk factors titled “—We currently are subject to a number of inquiries, investigations, and requests for information from the U.S. Department of Justice (the “DOJ”) and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business” and “—We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative, and regulatory action, and negative press about our privacy and data protection practices,” below. In November 2018, a third-party assessor ranked our maturity level for all but two security capabilities as below or at the minimum maturity end of our industry maturity range, which purports to be a composite range derived from the minimum and maximum maturity ratings across related industry sections in consumer products, travel and hospitality, banking and securities, and technology. As we expand our operations, we may also assume liabilities for breaches experienced by the companies we acquire. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security breach that allowed access to certain personal information of riders and drivers on its platform, as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security breaches, or if we (following the completion of our acquisition of Careem) fail to remediate this or any other data security breach that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities.
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
We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms and mobile payment systems, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by platform users, employees, and job candidates. Computer malware, viruses, spamming, and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Various other factors may also cause system failures, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, errors by our employees or third-party service providers, or breaches in the security of these systems or platforms. For example, third parties may attempt to fraudulently induce employees or platform users to disclose information to gain access to our data or the data of platform users. If our incident response, disaster recovery, and business continuity plans do not resolve these issues in an effective manner, they could result in adverse impacts to our business operations and our financial results. Because of our prominence, the number of platform users, and the types and volume of personal data on our systems, we may be a particularly attractive target for such attacks. Although we have developed systems and processes that are designed to protect our data and that of platform users, and to prevent data loss, undesirable activities on our platform, and security breaches, we cannot guarantee that such measures will provide absolute security. Our efforts on this front may be unsuccessful as a result of, for example, software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve, and we may incur significant costs in protecting against or remediating cyber-attacks. Any actual or perceived failure to maintain the performance, reliability, security, and availability of our products, offerings, and technical infrastructure to the satisfaction of platform users and certain regulators would likely harm our reputation and result in loss of revenue from the adverse impact to our reputation and brand, disruption to our business, and our decreased ability to attract and retain Drivers, consumers, restaurants, shippers, and carriers.

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
As of June 30, 2019, we had total outstanding indebtedness of $4.6 billion aggregate principal amount. In addition, we have agreed to issue up to approximately $1.7 billion of the Careem Convertible Notes to Careem stockholders, a majority of which will be issued upon the closing of our acquisition of Careem. The Careem Convertible Notes do not bear interest and will mature 90 days after their respective dates of issuance. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of dockless e-bikes and e-scooters or autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
We are unable to predict what global or U.S. tax reforms may be proposed or enacted in the future or what effects such future changes would have on our business. Any such changes in tax legislation, regulations, policies or practices in the jurisdictions in which we operate could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheet; affect our financial position, future operating results, cash flows, and effective tax rates where we have operations; reduce post-tax returns to our stockholders; and increase the complexity, burden, and cost of tax compliance. We are subject to potential changes in relevant tax, accounting, and other laws, regulations, and interpretations, including changes to tax laws applicable to corporate multinationals. For example, in March 2018, the European Commission released a proposal for a European Council directive on taxation of specified digital services. The proposal calls for an interim tax on certain revenues from digital activities, as well as a longer-term regime that creates a taxable presence for digital services and imposes tax on digital profits. We do not yet know the impact this proposal, if implemented, would have on our financial results. Additionally, other countries could introduce similar digital services taxes. The governments of countries in which we operate and other governmental bodies could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in our income tax returns filed in such jurisdictions. New laws could significantly increase our tax obligations in the countries in which we do business or require us to change the manner in which we operate our business. As a result of the large and expanding scale of our international business activities, many of these changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, operating results, and cash flows.
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
In March 2019, we entered into an asset purchase agreement to acquire Careem for approximately $3.1 billion, consisting of up to approximately $1.7 billion of the Careem Convertible Notes and approximately $1.4 billion in cash, subject to certain adjustments. We expect the acquisition to close in January 2020. We will acquire substantially all of the assets and assume substantially all of the liabilities of Careem, including liabilities associated with any data security breaches it has experienced in the past. Our acquisition of Careem is subject to a number of risks and uncertainties, including, in particular, that we must obtain the approval of competition authorities in certain markets in which Careem operates, and we cannot guarantee that we will be able to obtain approval in any or all of these markets. The acquisition could be blocked, delayed, or subject to significant limitations or restrictions on our ability to operate in one or more markets, and we could be required to divest our or Careem’s business in one or more markets. For example, subsequent to the announcement of our acquisition of Careem, the Egyptian Competition Authority (“ECA”) issued a press release expressing concerns regarding the proposed acquisition. Additionally, while the competition authority in the United Arab Emirates (“UAE”) approved the proposed acquisition in the UAE in June 2019, the Qatar competition authority issued a decision in August 2019 blocking the proposed acquisition in Qatar, which we intend to seek further review. Based on gross bookings in 2018, Careem’s business in the UAE and Qatar represent approximately 12.9% and 1.8% of its overall business, respectively.
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
Pursuant to our agreement with Careem, the Careem brand and ridesharing, meal delivery, and payments apps will continue to operate in parallel with Uber’s apps following the closing of the acquisition. Careem’s Chief Executive Officer will continue to be the Chief Executive Officer of Careem and will report to an Uber-controlled board of directors. Although we will integrate certain general and administrative functions at the Uber parent level, Careem’s engineering, human resources, and operations teams will continue to operate independently and report to Careem’s Chief Executive Officer. This structure may delay the efficiencies that we expect to gain from the acquisition and our brand and reputation could be impacted by any damage or reputational harm to the Careem brand.
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
As part of our business strategy, we have entered into, and expect to continue to enter into, agreements to acquire companies, form joint ventures, divest portions or aspects of our business, sell minority stakes in portions or aspects of our business, and acquire complementary companies or technologies, including divestitures in China and Southeast Asia, our Yandex.Taxi joint venture in Russia/CIS, our agreement to acquire Careem, and the investment by SoftBank, Toyota, and DENSO in ATG (the “ATG Investment Transaction”). Competition within our industry for acquisitions of businesses, technologies, and assets is intense. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors. For example, our acquisition of Careem is subject to a number of risks and uncertainties, including, in particular, approval from the regional competition authorities in certain markets in which Careem operates. Pursuant to the terms of our agreement with Careem, failure to obtain approval in one or more of these countries could require us to divest our or Careem’s business in that country. Moreover, the ATG Investment Transaction is subject to a number of risks and uncertainties. For example, the ATG Investment Transaction remains pending before the Committee on Foreign Investment in the United States (“CFIUS”). If, in connection with its review of the ATG Investment Transaction, CFIUS unwinds the ATG Collaboration Agreement or requires mitigation measures that materially and adversely affect the strategic benefits of the ATG Collaboration Agreement, SoftBank, Toyota, and DENSO will each have the right to require ATG to redeem some or all of their preferred units at a price equal to their respective initial investment amounts. Further, if CFIUS requires certain other mitigation measures to be taken by ATG or Toyota that are not acceptable to the applicable party, then SoftBank will have the right to transfer some or all of its preferred units to a third party, subject to a right of first refusal in our favor.
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
In addition, laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform in the same form and on the same terms as we have historically, or at all. For example, changes to our business in Europe, combined with changes to the EU Payment Services Directive, caused aspects of our payment operations in the EEA to fall within the scope of European payments regulation. As a result, one of our subsidiaries, Uber Payments B.V., is directly subject to financial services regulations (including those relating to anti-money laundering, terrorist financing, and sanctioned or prohibited persons) in the Netherlands and in other countries in the EEA where it conducts business. In addition, as we evolve our business or make changes to our business structure, we may be subject to additional laws or requirements related to money transmission, online payments, and financial regulation. These laws govern, among other things, money transmission, prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, banking, systemic integrity risk assessments, security of payment processes, and import and export restrictions. Our business operations, including our payments to Drivers and restaurants, may not always comply with these financial laws and regulations. Historical or future non-compliance with these laws or regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions. Costs associated with fines and enforcement actions, as well as reputational harm, changes in compliance requirements, or limits on our ability to expand our product offerings, could harm our business.
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
We are also subject to inquiries and investigations by government agencies related to certain transactions we have entered into in the United States and other countries. For example, in connection with the Grab transaction, the Competition and Consumer Commission of Singapore concluded that the transaction violated local competition laws and imposed fines and restrictions on both us and Grab, including a requirement that Grab cannot require drivers to drive exclusively on its platform, a prohibition on “excessive price surges,” and protections for driver commission rates. In addition, the Philippine Competition Commission approved the transaction subject to similar restrictions, including a cap on maximum allowable fares and a requirement that Grab cannot require drivers to drive exclusively on its platform, and imposed fines relating to our and Grab’s non-compliance with its interim measures order during the pendency of the commission’s antitrust review. We are currently appealing parts of the Singapore and Philippines decisions. More recently, the Careem transaction has been under review by antitrust agencies in the Middle East including Egypt, Pakistan and Saudi Arabia. The transaction has been approved in the United Arab Emirates, but we face significant challenges in other countries and we cannot assure you that the transaction will be approved in any or all of such other countries.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2014 Breach and the 2016 Breach. These and any future data privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biannual third-party audits, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties for future failure to report security incidents. In November 2018, U.K. and Dutch regulators imposed fines totaling approximately $1.2 million. We have also entered into settlement agreements with numerous state enforcement agencies. In January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security breach that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security breaches or if we (following the completion of our acquisition of Careem) fail to remediate this or any other data security breach that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. Our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
This risk is enhanced in certain jurisdictions with stringent data privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we may become subject to amended or additional laws that impose substantial additional obligations related to data privacy. The EU adopted the General Data Protection Regulation (“GDPR”) in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business such as Careem) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which will increase our compliance costs and the risks associated with non-compliance. For example, California recently adopted the California Consumer Privacy Act of 2018 (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for businesses. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. The CCPA goes into effect in January 2020.
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
Our revenue is dependent on the pricing model we use to calculate consumer fares and Driver earnings. Our pricing model, including dynamic pricing, has been, and will likely continue to be, challenged, banned, limited in emergencies, and capped in certain jurisdictions. For example, in 2016, following the filing of a petition in the Delhi High Court relating to surge pricing, we agreed to not calculate consumer fares in excess of the maximum government-mandated fares in New Delhi, India. This practice has now been adopted in all major Indian cities where legal proceedings have limited the use of surge pricing. Further, in 2018, Honolulu, Hawaii became the first U.S. city to pass legislation to cap surge pricing if increased rates exceed the maximum fare set by the city. Additional regulation of our pricing model could increase our operating costs and adversely affect our business. Furthermore, our pricing model has been the subject of litigation and regulatory inquiries related to, among other things, the calculation of and statements regarding consumer fares and Driver earnings (including rates, fees, surcharges, and tolls), as well as the use of surge pricing during emergencies and natural disasters. As a result, we may be forced to change our pricing model in certain jurisdictions, which could harm our revenue or result in a sub-optimal tax structure.
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
Record holders of our securities are typically the parties to the lockup agreements with the underwriters and to the market standoff agreements with us referred to above, while holders of beneficial interests in our shares who are not also record holders in respect of such shares are not typically subject to any such agreements or other similar restrictions. Accordingly, we believe that holders of beneficial interests who are not record holders and are not bound by market standoff or lockup agreements could enter into transactions with respect to those beneficial interests that negatively impact our stock price. In addition, an equityholder who is neither subject to a market standoff agreement with us nor a lockup agreement with the underwriters may be able to sell, short sell, transfer, hedge, pledge, or otherwise dispose of or attempt to sell, short sell, transfer, hedge, pledge, or otherwise dispose of, their equity interests at any time.
Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions, including mergers, consolidations, or the sale of us or all or substantially all of our assets.
Upon the closing of our IPO, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially owned approximately 44.5% of our outstanding shares of common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations, or the sale of us or all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving our company, or discouraging a potential acquirer from otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Additionally, certain of our stockholders, including SoftBank (our largest stockholder), Alphabet, and Didi, have made substantial investments in certain of our competitors, and may increase such investments or make new investments in other competitors in the future. Therefore, the interests of this group of stockholders may not align with the interests of other stockholders.
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

UBER TECHNOLOGIES, INC.

Date: August 9, 2019	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2019	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)