Form 10-Q
period 2019-09-30
Uber Technologies, Inc
filed 2019-11-05
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of October 25, 2019 was 1,705,815,070.

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

•
our expectations regarding financial performance, including but not limited to revenue, Adjusted Net Revenue, potential profitability, ability to generate positive Adjusted EBITDA, expenses, and other results of operations;

•
our expectations regarding future operating performance, including but not limited to our expectations regarding future Monthly Active Platform Consumers ("MAPCs"), Trips, Gross Bookings, and Take Rate;

•
our expectations regarding our competitors’ use of incentives and promotions, our competitors’ ability to raise capital, and the effects of such incentives and promotions on our growth and results of operations;

•	our anticipated investments in new products and offerings, and the effect of these investments on our results of operations;

•	our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our ability to close the acquisition of Careem and to integrate Careem and any future acquisitions into our operations;

•	anticipated technology trends and developments and our ability to address those trends and developments with our products and offerings;

•	the size of our addressable markets, market share, category positions, and market trends, including our ability to grow our business in the six countries we have identified as near-term priorities;

•	the safety, affordability, and convenience of our platform and our offerings;

•	our ability to identify, recruit, and retain skilled personnel, including key members of senior management;

•	our expected growth in the number of platform users, and our ability to promote our brand and attract and retain platform users;

•	our ability to maintain, protect, and enhance our intellectual property rights;

•	our ability to introduce new products and offerings and enhance existing products and offerings;

•	our ability to successfully enter into new geographies, expand our presence in countries in which we are limited by regulatory restrictions, and manage our international expansion;

•	our ability to successfully renew licenses to operate our business in certain jurisdictions;

•	the availability of capital to grow our business;

•	our ability to meet the requirements of our existing debt;

•	our ability to prevent disturbance to our information technology systems;

•	our ability to successfully defend litigation brought against us;

•	our ability to comply with existing, modified, or new laws and regulations applying to our business; and

•	our ability to implement, maintain, and improve our internal control over financial reporting.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2018	As of September 30, 2019
Assets
Cash and cash equivalents	$6,406	$12,650
Restricted cash and cash equivalents	67	33
Accounts receivable, net of allowance of $34 and $40, respectively	919	1,154
Prepaid expenses and other current assets	860	1,316
Assets held for sale	406	—
Total current assets	8,658	15,153
Restricted cash and cash equivalents	1,736	1,958
Investments	10,355	10,412
Equity method investments	1,312	1,393
Property and equipment, net	1,641	1,537
Operating lease right-of-use assets	—	1,538
Intangible assets, net	82	74
Goodwill	153	167
Other assets	51	60
Total assets	$23,988	$32,292
Liabilities, mezzanine equity and equity (deficit)
Accounts payable	$150	$126
Short-term insurance reserves	941	1,023
Operating lease liabilities, current	—	197
Accrued and other current liabilities	3,157	4,026
Liabilities held for sale	11	—
Total current liabilities	4,259	5,372
Long-term insurance reserves	1,996	2,271
Long-term debt, net of current portion	6,869	5,711
Operating lease liabilities, non-current	—	1,459
Other long-term liabilities	4,072	1,428
Total liabilities	17,196	16,241
Commitments and contingencies (Note 15)
Mezzanine equity
Redeemable non-controlling interests	—	309
Redeemable convertible preferred stock, $0.00001 par value, 946,246 and zero shares authorized, 903,607 and zero shares issued and outstanding, respectively; aggregate liquidation preference of $14 and $0, respectively	14,177	—
Equity (deficit)
Common stock, $0.00001 par value, 2,696,114 and 5,000,000 shares authorized, 457,189 and 1,703,630 shares issued and outstanding, respectively	—	—
Additional paid-in capital	668	30,513
Accumulated other comprehensive loss	(188)	(185)
Accumulated deficit	(7,865)	(15,266)
Total Uber Technologies, Inc. stockholders' equity (deficit)	(7,385)	15,062
Non-redeemable non-controlling interests	—	680
Total equity (deficit)	(7,385)	15,742
Total liabilities, mezzanine equity and equity (deficit)	$23,988	$32,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenue	$2,944	$3,813	$8,296	$10,078
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,510	1,860	4,008	5,281
Operations and support	387	498	1,108	1,796
Sales and marketing	785	1,113	2,177	3,375
Research and development	434	755	1,139	4,228
General and administrative	460	591	1,527	2,652
Depreciation and amortization	131	102	317	371
Total costs and expenses	3,707	4,919	10,276	17,703
Loss from operations	(763)	(1,106)	(1,980)	(7,625)
Interest expense	(161)	(90)	(453)	(458)
Other income (expense), net	(54)	49	4,946	707
Income (loss) before income taxes and loss from equity method investment	(978)	(1,147)	2,513	(7,376)
Provision for income taxes	1	3	605	20
Loss from equity method investment, net of tax	(15)	(9)	(32)	(25)
Net income (loss) including non-controlling interests	(994)	(1,159)	1,876	(7,421)
Less: net income (loss) attributable to non-controlling interests, net of tax	(8)	3	(8)	(11)
Net income (loss) attributable to Uber Technologies, Inc.	$(986)	$(1,162)	$1,884	$(7,410)
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(2.21)	$(0.68)	$0.59	$(6.79)
Diluted	$(2.21)	$(0.68)	$0.52	$(6.79)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	445,783	1,700,213	441,301	1,092,241
Diluted	445,783	1,700,213	477,592	1,092,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net income (loss) including non-controlling interests	$(994)	$(1,159)	$1,876	$(7,421)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(154)	(14)	(219)	3
Change in unrealized gain (loss) on investments in available-for-sale securities	3	(4)	42	—
Other comprehensive income (loss), net of tax	(151)	(18)	(177)	3
Comprehensive income (loss) including non-controlling interests	(1,145)	(1,177)	1,699	(7,418)
Less: comprehensive income (loss) attributable to non-controlling interests	(8)	3	(8)	(11)
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$(1,137)	$(1,180)	$1,707	$(7,407)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Deficit
		Shares	Amount	Shares	Amount
Balance as of December 31, 2017	$—	863,305	$12,210	443,394	$—	$320	$(3)	$(8,874)	$(8,557)
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	30,755	1,500	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	31	—	1	—	—	1
Repurchase of outstanding shares	—	—	—	(1,707)	—	—	—	5	5
Issuance of common stock from stock option exercise and restricted stock awards	—	—	—	7,689	—	15	—	—	15
Repurchase of unvested early-exercised stock options	—	—	—	(1)	—	—	—	—	—
Reclassification of early-exercised stock options from liability, net	—	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	—	17	—	—	17
Issuance and repayment of employee loans collateralized by outstanding common stock	—	—	—	—	—	—	—	(1)	(1)
Issuance of common stock as consideration for investment and acquisition	—	—	—	1,528	—	52	—	—	52
Foreign currency translation adjustment	—	—	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	—	—	3,748	3,748
Balance as of March 31, 2018	—	894,060	13,710	450,934	—	406	(10)	(5,122)	(4,726)
Repurchase of Series G redeemable convertible preferred stock from Didi	—	(754)	(37)	—	—	4	—	—	4
Repurchase of outstanding shares	—	(5)	—	(287)	—	—	—	7	7
Exercise of stock options	—	—	—	129	—	—	—	—	—
Repurchase of unvested early-exercised stock options	—	—	—	(129)	—	—	—	—	—
Reclassification of early-exercised stock options from liability, net	—	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	—	11	—	—	11
Issuance and repayment of employee loans collateralized by outstanding common stock	—	—	—	—	—	(1)	—	—	(1)
Issuance of common stock as consideration for investment and acquisition	—	—	—	2,605	—	93	—	—	93
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	39	—	39
Foreign currency translation adjustment	—	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	—	(878)	(878)
Balance as of June 30, 2018	—	893,301	13,673	453,252	—	514	(29)	(5,993)	(5,508)
Exercise of warrants	—	53	2	—	—	—	—	—	—

Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	—	1	—	—	—	—	—	—
Repurchase of outstanding shares	—	—	—	(489)	—	—	—	—	—
Exercise of stock options	—	—	—	3,696	—	11	—	—	11
Repurchase of unvested early-exercised stock options	—	—	—	(4)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	74	—	—	74
Issuance and repayment of employee loans collateralized by outstanding common stock	—	—	—	—	—	2	—	—	2
Issuance of non-controlling interest	10	—	—	—	—	(10)	—	—	(10)
Deferred tax benefit arising from acquisition of non-controlling interest in partnership	—	—	—	—	—	26	—	—	26
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	—	—	—	(154)	—	(154)
Net loss	(10)	—	—	—	—	—	—	(986)	(986)
Balance as of September 30, 2018	$—	893,354	$13,676	456,455	$—	$617	$(180)	$(6,979)	$(6,542)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance as of December 31, 2018	$—	903,607	$14,177	457,189	$—	$668	$(188)	$(7,865)	$—	$(7,385)
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	—	—	9	—	9
Exercise of warrants	—	923	45	—	—	—	—	—	—	—
Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	—	2	—	—	—	—	—	—	—
Repurchase of outstanding shares	—	—	—	(1)	—	—	—	—	—	—
Exercise of stock options	—	—	—	677	—	4	—	—	—	4
Repurchase of unvested early-exercised stock options	—	—	—	(32)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	10	—	—	—	10
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	(54)	—	—	(54)
Net loss	(4)	—	—	—	—	—	—	(1,012)	—	(1,012)
Balance as of March 31, 2019	(4)	904,530	14,224	457,833	—	682	(246)	(8,868)	—	(8,432)
Lapsing of repurchase option related to common stock issued to a non-employee service provider	—	—	—	—	—	3	—	—	—	3
Conversion of warrant to common stock in connection with initial public offering	—	—	—	150	—	6	—	—	—	6
Conversion of convertible notes to common stock in connection with initial public offering	—	—	—	93,978	—	4,229	—	—	—	4,229
Exercise of stock options	—	—	—	501	—	1	—	—	—	1
Stock-based compensation	—	—	—	—	—	3,943	—	—	—	3,943
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	8	—	—	8
Foreign currency translation adjustment	—	—	—	—	—	—	71	—	—	71
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	—	180,000	—	7,973	—	—	—	7,973
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	(904,530)	(14,224)	904,530	—	14,224	—	—	—	14,224
Issuance of common stock related to private placement	—	—	—	11,111	—	500	—	—	—	500
Issuance of common stock for settlement of RSUs	—	—	—	80,015	—	—	—	—	—	—

Shares withheld related to net share settlement	—	—	—	(30,504)	—	(1,368)	—	—	—	(1,368)
Net loss	(10)	—	—	—	—	—	—	(5,236)	—	(5,236)
Balance as of June 30, 2019	(14)	—	—	1,697,614	—	30,193	(167)	(14,104)	—	15,922
Lapsing of repurchase option related to common stock issued to a non-employee service provider	—	—	—	—	—	2	—	—	—	2
Exercise of stock options	—	—	—	94	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	426	—	—	—	426
Reclassification of share-based award liability to additional paid-in capital	—	—	—	—	—	20	—	—	—	20
Issuance and repayment of employee loans collateralized by outstanding common stock	—	—	—	—	—	10	—	—	—	10
Issuance of common stock as consideration for investment and acquisition	—	—	—	188	—	9	—	—	—	9
Issuance of common stock for settlement of RSUs	—	—	—	9,553	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	(3,820)	—	(147)	—	—	—	(147)
Issuance of non-controlling interests	333	—	—	—	—	—	—	—	667	667
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	(14)	—	—	(14)
Net income (loss)	(10)	—	—	—	—	—	—	(1,162)	13	(1,149)
Balance as of September 30, 2019	$309	—	$—	1,703,629	$—	$30,513	$(185)	$(15,266)	$680	$15,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2019
Cash flows from operating activities
Net income (loss) including non-controlling interests	$1,876	$(7,421)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	317	371
Bad debt expense	35	79
Stock-based compensation	145	4,353
Gain on extinguishment of convertible notes and settlement of derivatives	—	(444)
Gain on business divestitures	(3,208)	—
Deferred income tax	420	(55)
Revaluation of derivative liabilities	491	(58)
Accretion of discount on long-term debt	231	80
Payment-in-kind interest	53	10
Loss on disposal of property and equipment	63	14
Impairment on long-lived assets held for sale	122	—
Loss from equity method investment	32	25
Gain on debt and equity securities, net	(1,984)	(1)
Non-cash deferred revenue	—	(39)
Gain on forfeiture of unvested warrants and related share repurchases	(152)	—
Unrealized foreign currency transactions	54	(16)
Other	7	18
Change in operating assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(359)	(342)
Prepaid expenses and other assets	(421)	(467)
Operating lease right-of-use assets	—	135
Accounts payable	(66)	(23)
Accrued insurance reserve	763	356
Accrued expenses and other liabilities	721	997
Operating lease liabilities	—	(94)
Net cash used in operating activities	(860)	(2,522)
Cash flows from investing activities
Proceeds from insurance reimbursement, sale and disposal of property and equipment	329	41
Purchase of property and equipment	(362)	(406)
Purchase of equity method investments	(412)	—
Investments in debt securities	(30)	—
Proceeds from business disposal, net of cash divested	—	293
Acquisition of businesses, net of cash acquired	(64)	(7)
Net cash used in investing activities	(539)	(79)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	7,973
Taxes paid related to net share settlement of equity awards	—	(1,514)
Proceeds from issuance of common stock related to private placement	—	500

Proceeds from issuance of subsidiary preferred stock units	—	1,000
Proceeds from exercise of stock options, net of repurchases	26	5
Repurchase of outstanding shares	(10)	—
Issuance of term loan and senior notes, net of issuance costs	1,478	1,189
Principal repayment on term loan	(12)	(20)
Principal repayment on revolving lines of credit	(491)	—
Principal payments on capital and finance leases	(59)	(120)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	1,250	—
Dissolution of joint venture and subsequent proceeds	38	—
Other	(57)	9
Net cash provided by financing activities	2,163	9,022
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(133)	(23)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	631	6,398
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	5,828	8,209
Reclassification from assets held for sale during the period	54	34
End of period, excluding cash classified within assets held for sale	$6,513	$14,641

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$4,756	$12,650
Restricted cash and cash equivalents-current	214	33
Restricted cash and cash equivalents-non-current	1,543	1,958
Total cash and cash equivalents, and restricted cash and cash equivalents	$6,513	$14,641

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$83	$213
Income taxes, net of refunds	213	105
Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	14,224
Conversion of convertible notes to common stock upon initial public offering	—	4,229
Changes in purchases of property, equipment and software recorded in accounts payable and accrued liabilities	(9)	13
Financed construction projects	135	—
Capital and finance lease obligations	132	196
Settlement of litigation through issuance of redeemable convertible preferred stock	250	—
Common stock issued in connection with acquisitions	93	—
Ownership interest in MLU B.V. received in connection with the disposition of Uber Russia/CIS operations	1,410	—
Grab debt security received in exchange for the sale of Southeast Asia operations	2,275	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber” or “the Company”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. Uber is a technology platform that uses a global network, leading technology, operational excellence and product expertise to power movement from point A to point B. Uber develops and operates proprietary technology applications supporting a variety of offerings on its platform (“platform(s)” or “Platform(s)”). Uber connects consumers (“Rider(s)”) with independent providers of ride services (“Driver(s)”) for ridesharing services, and connects consumers (“Eater(s)”) with restaurants (“Restaurant Partner(s)”) and food delivery service providers (“Delivery Partner(s)”) for meal preparation and delivery services. Uber also connects consumers with public transportation networks, e-bikes, e-scooters and other personal mobility options. These independent providers are collectively referred to as “Partners”. Uber uses this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry. Uber is also developing technologies that will provide autonomous driving vehicle solutions to consumers, networks of vertical take-off and landing vehicles and new solutions to solve everyday problems. Consumers, Drivers, Restaurant Partners and Delivery Partners are collectively referred to as “end-users.” Refer to Note 2 - Revenue for further information.
The Company’s technology is used around the world, principally in the United States (U.S.) and Canada, Latin America, Europe, the Middle East, Africa, and Asia (excluding China and Southeast Asia).
Segment Change
During the third quarter of 2019, following a number of leadership and organizational changes, the chief operating decision maker (“CODM”) changed how he assesses performance and allocates resources to a more disaggregated level in order to optimize utilization of the Company’s platform as well as manage research and development of new technologies. Based on this change, in the third quarter of 2019, the Company determined it has five operating and reportable segments: Rides, Eats, Freight, Other Bets, and Advanced Technologies Group (“ATG”) and Other Technology Programs. The Company revised prior comparative periods to conform to the current period segment presentation. Refer to Note 14 - Segment Information and Geographic Information for further information.
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
As a result of stock-based compensation expense for vested and unvested RSUs upon the IPO, the Company recorded an additional deferred tax asset of approximately $1.1 billion that is offset by a full valuation allowance. Due to the valuation allowance, no income tax benefit was recognized in income during the three months ended September 30, 2019.
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
Basis of Consolidation
The condensed consolidated financial statements of the Company include the accounts of the Company and entities consolidated under the variable interest and voting models. All intercompany balances and transactions have been eliminated. Refer to Note 16 - Variable Interest Entities ("VIEs") for further information.
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
Significant Accounting Policies - Leases
The Company accounts for leases in accordance with Accounting Standards Codification (“ASC “) 842, Leases (“ASC 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The Company adopted ASC 842 along with all subsequent ASU clarifications and improvements that are applicable to the Company, on January 1, 2019, using the modified retrospective transition method and used the effective date as the date of initial application. Consequently, financial information is not updated and the disclosures required under ASC 842 are not provided for dates and periods before January 1, 2019. ASC 842 provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company not to reassess under ASC 842 its prior conclusions about lease identification, lease classification and initial direct costs. The Company also made a policy election not to separate non-lease components from lease components, therefore, it accounts for lease and non-lease components as a single lease component.
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
Operating leases are included in operating lease right-to-use assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other long-term liabilities on the Company’s condensed consolidated balance sheets. As of September 30, 2019, less than 11% of the Company’s ROU assets were generated from leased assets outside of the U.S.
Cash and Cash Equivalents
Cash and cash equivalents as of September 30, 2019 consisted of cash held in checking and savings accounts as well as investments in money market funds. The Company considers all highly-liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash includes amounts collected on behalf of, but not yet remitted to Partners, which are included in accrued and other current liabilities on the consolidated balance sheets.
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
In November 2018, the FASB issued ASU 2018-18, "Collaborative arrangements: Clarifying the interaction between Topic 808 and Topic 606" to clarify the interaction between the accounting guidance for collaborative arrangements and revenue from contracts with customers. The Company early adopted this guidance effective July 1, 2019 on a retrospective basis and only applied it to contracts that were incomplete as of the adoption date. The new standard did not have a material impact on the Company's condensed consolidated financial statements for the current or previous reported periods herein.
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
Note 2 - Revenue
The following tables present the Company’s revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the trip or shipment was completed or meal delivered. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue is presented in the following tables for the three and nine months ended September 30, 2018 and 2019, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Rides revenue	$2,371	$2,866	$6,842	$7,590
Vehicle Solutions revenue (1)	31	3	119	16
Other revenue	23	26	76	83
Total Rides revenue	2,425	2,895	7,037	7,689
Eats revenue	394	645	1,023	1,776
Freight revenue	122	218	231	512
Other Bets revenue	3	38	5	84
ATG and Other Technology Programs collaboration revenue (2)	—	17	—	17
Total revenue	$2,944	$3,813	$8,296	$10,078
(1) The Company accounts for Vehicle Solutions revenue as an operating lease as defined under ASC 840 for 2018 and ASC 842 in 2019.
(2) Refer to Note 17 - Non-Controlling Interests for further information on collaboration revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
United States and Canada	$1,734	$2,407	$4,724	$6,269
Latin America ("LATAM")	515	527	1,580	1,394
Europe, Middle East and Africa ("EMEA")	431	534	1,233	1,527
Asia Pacific ("APAC") (1)	264	345	759	888
Total revenue	$2,944	$3,813	$8,296	$10,078
(1) Excluding China and, as of May 2018, also excludes Southeast Asia.

Revenue from Contracts with Customers
Rides Revenue
The Company derives revenue primarily from fees paid by Drivers for the use of the Company’s platform(s) and related service to facilitate and complete ridesharing services.
Vehicle Solutions Revenue
Vehicle Solutions revenue consists primarily of revenue from leased vehicles to third parties who could potentially use them to provide ridesharing or Eats services.
Other Revenue
Other revenue consists primarily of revenue from the Company’s Uber for Business (“U4B”), financial partnerships products and other immaterial revenue streams.
Eats Revenue
The Company derives revenue for Eats from Restaurant Partners’ and Delivery Partners’ use of the Eats platform and related service to facilitate and complete Eats transactions.
Freight Revenue
Freight revenue consists primarily of revenue from freight transportation services provided to shippers.
Other Bets Revenue
Other Bets revenue consists primarily of revenue from New Mobility products, including dockless e-bikes, incubator offerings and other immaterial revenue streams.
Contract Balances
The Company’s contract assets for performance obligations satisfied prior to payment or contract liabilities for consideration collected prior to satisfying the performance obligations are not material for the three months ended September 30, 2019.
Remaining Performance Obligations
As a result of a single contract entered into with a customer during 2018, the Company had $100 million of consideration allocated to an unfulfilled performance obligation as of September 30, 2019. Revenue recognized during three and nine months ended September 30, 2019 related to the contract was not material.
The Company’s remaining performance obligation is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of September 30, 2019	$52	$48	$100

Note 3 - Investments and Fair Value Measurement
Investments
The Company’s investments on the condensed consolidated balance sheets consisted of the following as of December 31, 2018 and September 30, 2019 (in millions):

	As of
	December 31, 2018	September 30, 2019
Classified as cash and cash equivalents:
Marketable equity securities:
Money market funds	$268	$6,039

Classified as restricted cash and cash equivalents
Marketable equity securities:
Money market funds	$1,237	$1,595

Classified as investments:
Non-marketable equity securities:
Didi	$7,953	$7,953
Other	32	93
Debt securities:
Grab (1)	2,328	2,332
Other (2)	42	34
Investments	$10,355	$10,412
(1) Recorded at fair value with changes in fair value recorded in other comprehensive income (loss), net of tax.
(2) Recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.
The following table summarizes the amortized cost and fair value of the Company’s debt securities with a stated contractual maturity or redemption date as of December 31, 2018 and September 30, 2019 (in millions):

	As of December 31, 2018		As of September 30, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One year through five years	2,275	2,328	2,279	2,332
Total	$2,275	$2,328	$2,279	$2,332

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, the Company uses the fair value hierarchy, which prioritizes the inputs used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are set forth below:

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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2018				As of September 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$268	$—	$—	$268	$6,039	$—	$—	$6,039
Restricted cash and cash equivalents:
Money market funds	1,237	—	—	1,237	1,595	—	—	1,595
Investments:
Debt securities	—	—	2,370	2,370	—	—	2,366	2,366
Non-marketable equity securities	—	—	—	—	—	—	87	87
Total financial assets	$1,505	$—	$2,370	$3,875	$7,634	$—	$2,453	$10,087
Financial Liabilities
Accrued and other current liabilities:
Other	$—	$—	$9	$9	$—	$—	$27	$27
Other long-term liabilities:
Warrants	—	—	52	52	—	—	—	—
Embedded derivatives	—	—	2,018	2,018	—	—	—	—
Total financial liabilities	$—	$—	$2,079	$2,079	$—	$—	$27	$27

During the nine months ended September 30, 2019, the Company did not make any transfers between the levels of the fair value hierarchy.
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s debt securities at fair value on a recurring basis as of December 31, 2018 and September 30, 2019 (in millions):

	As of December 31, 2018				As of September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
Debt securities	$2,305	$65	$—	$2,370	$2,309	$57	$—	$2,366
Total	$2,305	$65	$—	$2,370	$2,309	$57	$—	$2,366

The Company’s Level 3 debt securities as of December 31, 2018 and September 30, 2019 primarily consist of redeemable preferred stock investments in privately held companies without readily determinable fair values.
Depending on the investee’s financing activity in a reporting period, management’s estimate of fair value may be primarily derived from the investee’s financing transactions, such as the issuance of preferred stock to new investors. The price in these transactions generally provides the best indication of the enterprise value of the investee. Additionally, based on the timing, volume, and other characteristics of the transaction, the Company may supplement this information by using other valuation techniques, including the guideline public company approach.
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
The following table summarizes information about the significant unobservable inputs used in the fair value measurement for the Company’s investment in Grab as of December 31, 2018 and September 30, 2019:

Fair value method	Relative weighting	Key unobservable input
Financing transactions	100%	Transaction price per share	$6.16

The Company determines realized gains or losses on the sale of equity and debt securities on a specific identification method. The Company did not recognize any other-than-temporary impairment losses during three and nine months ended September 30, 2018 and 2019.
The following table presents a reconciliation of the Company’s financial assets measured and recorded at fair value on a recurring basis as of September 30, 2019, using significant unobservable inputs (Level 3) (in millions):

	Debt Securities	Non-marketable Equity Security
Balance as of December 31, 2018	$2,370	$—
Total net gains (losses)
Included in earnings	(8)	(12)
Included in other comprehensive income (loss)	—	—
Purchases (1)	4	11
Transfers (2)	—	88
Balance as of September 30, 2019	$2,366	$87

(1) Purchases in non–marketable equity security include warrants to purchase shares of a private company that vest as certain performance criteria are met during the period.
(2) Transfers include a non-marketable equity security that was previously measured at fair value on a non-recurring basis as of June 30, 2019 for which the Company elected to apply the fair value option during the three months ended September 30, 2019. This includes $22 million of gains included in earnings and $35 million of warrants vested during the six months ended June 30, 2019. Management’s key inputs and assumptions used to determine an estimate of fair value for this investment is based on an OPM and price of the underlying security in recent financing transactions.
The following table presents a reconciliation of the Company’s financial liabilities measured at fair value as of September 30, 2019 using significant unobservable inputs (Level 3), and the change in fair value recorded in other income (expense), net in the condensed consolidated statements of operations (in millions):

	Warrants	Convertible Debt Embedded Derivative
Balance as of December 31, 2018	$52	$2,018
Vesting of share warrants	1	—
Exercise of vested share warrants	(53)	—
Change in fair value	—	(58)
Settlement of derivative liability	—	(1,960)
Balance as of September 30, 2019	$—	$—

Convertible Debt Embedded Derivative
Convertible debt embedded derivatives originated from the issuance of the 2021 convertible notes and 2022 convertible notes (collectively the “Convertible Notes”) during 2015. Refer to Note 8 - Long-Term Debt and Revolving Credit Arrangements for further information. The fair value of the embedded derivatives was computed as the difference between the estimated value of the Convertible Notes with and without the Qualified Initial Public Offering (“QIPO”) Conversion Option (“QIPO Conversion Option”). The fair value of the Convertible Notes with and without the QIPO Conversion Option was estimated utilizing a discounted cash flow model to discount the expected payoffs at various potential QIPO dates to the valuation date. The key inputs to the valuation model included the probability of a QIPO occurring at various times, which was estimated to be 100% cumulatively by 2019 and a discount yield that was derived by the credit spread based on the average of the option-adjusted spreads of comparable instruments plus risk-free rates. Fair value measurements are highly sensitive to changes in these inputs; significant changes in these inputs would result in a significantly higher or lower fair value. No value was attributed to other embedded features as they are triggered by events with a remote probability of occurrence. Upon closing of the IPO, holders of the 2021 Convertible Notes and the 2022 Convertible Notes elected to convert all outstanding notes into 94 million shares of common stock. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further information.
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
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the condensed consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the three and nine months ended September 30, 2018 and 2019 based on the selling price of newly issued shares of similar preferred stock to new investors using the common stock equivalent valuation method and adjusted for any applicable differences in conversion rights (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Upward adjustments	$—	$—	$1,984	$22
Downward adjustments (including impairment)	—	—	—	—
Total unrealized gain for non-marketable equity securities	$—	$—	$1,984	$22

The Company did not record any realized gains or losses for the Company’s non-marketable equity securities measured at fair value on a non-recurring basis as of September 30, 2019.

The following table summarizes the total carrying value of the Company’s non-marketable equity securities measured at fair value on a non-recurring basis held as of December 31, 2018 and September 30, 2019 including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2018	September 30, 2019
Initial cost basis	$6,001	$5,975
Upward adjustments	1,984	1,984
Downward adjustments (including impairment)	—	—
Total carrying value at the end of the period	$7,985	$7,959

Note 4 - Equity Method Investments
The carrying value of the Company’s equity method investments as of December 31, 2018 and September 30, 2019 were as follows (in millions):

	As of
	December 31, 2018	September 30, 2019
MLU B.V.	$1,234	$1,255
Mission Bay 3 & 4 (1)	78	138
Equity method investments	$1,312	$1,393
(1) Refer to Note 16 - Variable Interest Entities ("VIEs") for further information on the Company’s interest in Mission Bay 3 & 4.
MLU B.V.
During the first quarter of 2018, the Company contributed the net assets of its Uber Russia/CIS operations into a newly formed private limited liability company (“MLU B.V.” or “Yandex.Taxi joint venture”), with Yandex and the Company holding ownership interests in MLU B.V. The Company contributed $345 million of cash, contracts in the region including Rider, Driver, and Eater contracts, and certain employees in the region to MLU B.V. The Company concurrently issued approximately 2 million shares of Uber Technologies, Inc. Class A common stock, with a fair value of $52 million to MLU B.V.’s parent, Yandex. These shares are subject to a put/call feature resulting in Uber Technologies, Inc.’s contingent obligation to buy back these shares at $48 per share. The put/call feature may be exercised at any time by either party from when it became effective in February 2019 through February 2022, at which point, if unexercised, the put/call right expires. Neither the put nor the call had been exercised as of September 30, 2019.
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
As of September 30, 2019, the basis differences between the carrying value of the Company’s investment and its share in the net assets of MLU B.V. amounted to $817 million, including the impact of foreign currency translation, and are comprised primarily of equity method goodwill. Equity method goodwill is not amortized. The Company amortizes the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible assets is approximately 5.1 years as of September 30, 2019. The investment balance is reviewed for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable.

Note 5 - Property and Equipment, Net
The components of property and equipment, net as of December 31, 2018 and September 30, 2019 were as follows (in millions):

	As of
	December 31, 2018	September 30, 2019
Land	$67	$67
Building and site improvements	93	40
Leasehold improvements	315	349
Computer equipment	858	903
Leased computer equipment	288	484
Leased vehicles	34	26
Internal-use software	51	90
Furniture and fixtures	39	41
Dockless e-bikes	10	72
Construction in progress	832	758
Total	2,587	2,830
Less: Accumulated depreciation and amortization	(946)	(1,293)
Property and equipment, net	$1,641	$1,537

Depreciation expense relating to property and equipment was $120 million and $294 million for the three and nine months ended September 30, 2018, respectively, and $92 million and $344 million for the three and nine months ended September 30, 2019, respectively.
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
Note 6 - Leases
The components of lease expense were as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Finance lease cost:
Amortization of assets	$39	$110
Interest of lease liabilities	4	12
Operating lease cost	84	230
Short-term lease cost	4	22
Variable lease cost	26	80
Sublease income	—	(1)
Total lease cost	$157	$453

Supplemental cash flow information related to leases was as follows (in millions):

Nine Months Ended September 30, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$10
Operating cash flows from operating leases	192
Financing cash flows from financing leases	120
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$804
Finance lease liabilities	196

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

As of September 30, 2019
Operating Leases
Operating lease right-of-use assets	$1,538
Operating lease liability, current	197
Operating lease liabilities, non-current	1,459
Total operating lease liabilities	$1,656

As of September 30, 2019
Finance Leases
Property and equipment, at cost	$484
Accumulated depreciation	(207)
Property and equipment, net	$277
Other current liabilities	$130
Other long-term liabilities	144
Total finance leases liabilities	$274

As of September 30, 2019
Weighted-average remaining lease term
Operating leases	16 years
Finance leases	2 years
Weighted-average discount rate
Operating leases	7.2%
Finance leases	5.1%

Maturities of lease liabilities were as follows (in millions):

	As of September 30, 2019
	Operating Leases	Finance Leases
Remainder of 2019	$58	$37
2020	226	136
2021	290	98
2022	253	18
2023	186	—
Thereafter	2,284	—
Total undiscounted lease payments	3,297	289
Less: imputed interest	(1,641)	(15)
Total lease liabilities	$1,656	$274

As of September 30, 2019, the Company had additional operating leases and finance leases, primarily for corporate offices and servers, that have not yet commenced of $550 million and $3 million, respectively. These operating and finance leases will commence between fiscal year 2019 and fiscal year 2022 with lease terms of 2 years to 11 years.
Mission Bay 1 & 2
In 2015, the Company entered into a joint venture (“JV”) agreement with a real estate developer (“JV Partner”) to develop land (“the Land”) in San Francisco to construct the Company’s new headquarters (the “Headquarters”). The Headquarters will consist of two adjacent office buildings totaling approximately 423,000 rentable square feet. In connection with the JV arrangement, the Company had acquired a 49% interest in the JV, the principal asset of which was the Land.
In 2016, the Company and the JV Partner agreed to dissolve the JV and terminate the Company’s commitment to the lease of the Headquarters (together “the real estate transaction”) and the Company retained a 49% indirect interest in the Land (“Indirect Interest”). Under the terms of the real estate transaction, the Company obtained the rights and title to the partially constructed building, will complete the development of the two office buildings and retain a 100% ownership in the buildings. In connection with the real estate transaction, the Company also executed two 75-year land lease agreements (“Land Leases”). As of September 30, 2019, commitments under the Land Leases total $167 million until February 2032. After 2032, the annual rent amount will adjust annually based on the prevailing consumer price index.
The real estate transaction is accounted for as a financing transaction of its 49% Indirect Interest due to the Company’s continuing involvement through a purchase option on the Indirect Interest. As a financing transaction, the cash and deferred sales proceeds received from the real estate transaction are recorded as a financing obligation. As of September 30, 2019, the Company’s Indirect Interest of $65 million is included in property and equipment, net and a corresponding financing obligation of $79 million is included in other long-term liabilities. Future land lease payments of $1.8 billion will be allocated 49% to the financing obligation of the Indirect Interest and 51% to the operating lease of land.
Future minimum payments related to the financing obligations as of September 30, 2019 are summarized below (in millions):

Future Minimum Payments
Fiscal Year Ending December 31,
Remainder of 2019	$1
2020	6
2021	6
2022	6
2023	6
Thereafter	833
Total	$858

Note 7 – Goodwill
Goodwill
In the third quarter of 2019, the Company determined it has five operating and reportable segments: Rides, Eats, Freight, Other Bets and ATG and Other Technology Programs. The change in operating and reportable segments resulted in a reallocation of goodwill to ATG and Other Technology Programs as of December 31, 2018, as the goodwill was generated from previous acquisitions specifically supporting ATG operations. Refer to Note 14 - Segment Information and Geographic Information for further information.
The following table presents the changes in the carrying value of goodwill by segment for the nine months ended September 30, 2019 (in millions):

	Previously Reported Core Platform	Previously Reported Other Bets	Rides	Eats	Freight	Other Bets	ATG and Other Technology Programs	Total Goodwill
Balance as of December 31, 2018	$53	$100	$—	$—	$—	$—	$—	$153
Reallocation due to change in segments	(53)	(100)	25	13	—	100	15	—
Acquisitions	—	—	—	—	—	—	14	14
Dispositions	—	—	—	—	—	—	—	—
Balance as of September 30, 2019	$—	$—	$25	$13	$—	$100	$29	$167

Note 8 - Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates were as follows (in millions, except for percentages):

	As of
	December 31, 2018	September 30, 2019	Effective Interest Rate
2016 Senior Secured Term Loan	$1,124	$1,116	6.1%
2018 Senior Secured Term Loan	1,493	1,481	6.2%
2021 Convertible Notes	1,844	—	23.5%
2022 Convertible Notes	1,030	—	13.7%
2023 Senior Note	500	500	7.7%
2026 Senior Note	1,500	1,500	8.1%
2027 Senior Note	—	1,200	7.7%
Total debt	7,491	5,797
Less: unamortized discount and issuance costs	(595)	(59)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$6,869	$5,711

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
The 2016 Senior Secured Term Loan is guaranteed by certain material domestic restricted subsidiaries of the Company. The 2016 Senior Secured Term Loan agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes, as well as certain financial covenants specified in the contractual agreement. The Company was in compliance with all covenants as of September 30, 2019. The credit agreement also contains customary events of default. The loan is secured by certain intellectual property of the Company and equity of certain material foreign subsidiaries. The 2016 Senior Secured Term Loan also contains restrictions on the payment of dividends.

2018 Senior Secured Term Loan
In April 2018, the Company entered into a secured term loan agreement with a syndicate of lenders to issue secured floating-rate term loans totaling $1.5 billion in proceeds, net of debt discount of $8 million and debt issuance costs of $15 million, with a maturity date of April 2025 (the “2018 Senior Secured Term Loan”). The 2018 Senior Secured Term Loan was issued on a pari passu basis with the existing 2016 Senior Secured Term Loan. The debt discount and debt issuance costs are amortized to interest expense at an effective interest rate of 6.2%. The 2018 Senior Secured Term Loan is guaranteed by certain material domestic restricted subsidiaries of the Company. The 2018 Senior Secured Term Loan agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes, as well as certain financial covenants specified in the contractual agreement. The Company was in compliance with all covenants as of September 30, 2019. The credit agreement also contains customary events of default. The loan is secured by certain intellectual property of the Company and equity of certain material foreign subsidiaries.
The fair values of the Company’s 2016 Senior Secured Term Loan and 2018 Senior Secured Term Loan were $1.1 billion and $1.5 billion, respectively, as of September 30, 2019 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
2021 and 2022 Convertible Notes
During 2015, the Company issued convertible notes at par for a total of $1.7 billion in proceeds, net of $1 million in debt issuance costs, with an initial maturity date of January 2021 (the “2021 Convertible Notes”) and convertible notes at par for a total of $949 million in proceeds, net of $0.1 million in debt issuance costs with an initial maturity date of June 2022 (the “2022 Convertible Notes” collectively, the “2021 and 2022 Convertible Notes”). The 2021 Convertible Notes contained various extension options triggered by the events defined in the note agreement and allowed the maturity date to be extended up to 2030. For the 2022 Convertible Notes, the Company had the option to elect to extend the maturity date by one year if a material financial market disruption (as defined in the note agreement) existed at initial maturity.
The interest rate for the 2021 Convertible Notes was 2.5% per annum, payable semi-annually in arrears. During the first four years from the issuance date, at the election of the holders, interest was to be paid in cash or by increasing the principal amount of the 2021 Convertible Notes by payment in kind (“PIK interest”). The holders had elected to receive PIK interest during the first four years. The interest rate increased to 12.5% during the last 2 years of the initial term of the 2021 Convertible Notes and was to be paid in cash at the election of the Company. The interest rate during the maturity extension period varied from 3.5% to 12.5% depending on the type of extension option elected.
The interest rate for the 2022 Convertible Notes was 2.5% per annum, compounded semi-annually and payable in PIK interest. If no conversion or settlement event was triggered prior to the 2022 Convertible Notes’ maturity, the 2022 Convertible Notes were to be redeemed at an 8.0% internal rate of return (“IRR”) either immediately or over a 3-year period, at the Company’s election. The 8.0% IRR payout at maturity was incorporated into the effective interest rate calculation.
On May 14, 2019, the Company closed its IPO and the holders of 2021 and 2022 Convertible Notes elected to convert the outstanding notes into common stock. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further information. The 2021 and 2022 Convertible Notes also contained other embedded features, such as conversion options that were exercisable upon the occurrence of various contingencies. The conversion options for the 2021 Convertible Notes involved a discount to the conversion price, which ranged from 18.0% to 30.5% increasing with the passage of time. The conversion options for the 2022 Convertible Notes involved a discount to the conversion price, which ranged from 8.1% to 44.5% increasing with the passage of time. All of the embedded features were analyzed to determine whether they should be bifurcated and separately accounted for as a derivative. Pursuant to such analysis, the Company valued and bifurcated the QIPO Conversion Option, which enabled the holders to convert their 2021 and 2022 Convertible Notes to the shares offered in a QIPO at a predefined discount from the public offering price, and recorded its initial fair value of $1.1 billion and $312 million, respectively, as a discount on the 2021 and 2022 Convertible Notes face amount. The debt discount for the 2021 and 2022 Convertible Notes was amortized to interest expense at an effective interest rate of 23.5% and 13.7%, respectively. The Company was amortizing the discount over the period until the initial maturity date of the respective notes.
The fair value of the QIPO Conversion Option was determined in accordance with the methodology described in Note 3 - Investments and Fair Value Measurement, and the changes in fair value were recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The Company recorded $80 million and $419 million of expense for the three and nine months ended September 30, 2018, respectively, and $0 million of expense and $20 million of income for the three and nine months ended September 30, 2019, respectively, related to the change in the fair value of the 2021 Convertible Notes embedded derivative liability, which was included in total other income (expense), net in the condensed consolidated statements of operations. The Company recorded $9 million and $72 million of expense for the three and nine months ended September 30, 2018, respectively, and $0 million of expense and $38 million of income for the three and nine months ended September 30, 2019, respectively, related to the change in the fair value of the 2022 Convertible Notes embedded derivative liability, which was included in total other income (expense), net in the condensed consolidated statements of operations. No value was attributed to other embedded features as they are triggered by events with a remote probability of occurrence. The agreements contained customary covenants that restricted the Company’s ability to, among other things, declare dividends or make certain distributions.
2023, 2026 and 2027 Senior Notes
In October 2018, the Company issued five-year notes with aggregate principal amount of $500 million due on November 1, 2023 and eight-year notes with aggregate principal amount of $1.5 billion due on November 1, 2026 (the “2023 and 2026 Senior Notes”) in a private placement offering totaling $2.0 billion. The Company issued the 2023 and 2026 Senior Notes at par and paid approximately $9 million for debt issuance costs. The interest is payable semi-annually on May 1 and November 1 of each year at 7.5% per annum and 8.0% per annum, respectively, beginning on May 1, 2019, and the entire principal amount is due at the time of maturity.
In September 2019, the Company issued eight-year notes with aggregate principal amount of $1.2 billion due on September 15, 2027 (the “2027 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act. The Company issued the 2027 Senior Notes at par and paid approximately $11 million for debt issuance costs. The interest is payable semi-annually in arrears on March 15 and September 15 of each year at 7.5% per annum, beginning on March 15, 2020, and the entire principal amount is due at the time of maturity.
The 2023, 2026 and 2027 Senior Notes are guaranteed by certain material domestic restricted subsidiaries of the Company. The indentures governing the 2023, 2026 and 2027 Senior Notes contain customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the contractual agreements. The Company was in compliance with all covenants as of September 30, 2019.
The fair values of the Company’s 2023, 2026 and 2027 Senior Notes were $503 million, $1.5 billion, and $1.2 billion, respectively, as of September 30, 2019 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
The following table presents the amount of interest expense recognized relating to the contractual interest coupon, amortization of the debt discount and issuance costs, and the IRR payout with respect to the Senior Secured Term Loan, the Convertible Notes, and the Senior Notes for the three and nine months ended September 30, 2018 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Contractual interest coupon	$59	$83	$148	$338
Amortization of debt discount and issuance costs	82	2	231	80
8% IRR payout	16	—	45	26
Total interest expense from long-term debt	$157	$85	$424	$444

Revolving Credit Arrangements
The Company has an unsecured revolving credit agreement with certain lenders, which provides for $2.3 billion in unsecured credit maturing on June 13, 2023 (“Unsecured Revolving Credit Facility”). In conjunction with the Company’s entry into the 2016 Senior Secured Term Loan, the revolving credit facility agreements were amended to include as collateral the same intellectual property of the Company and the same equity of certain material foreign subsidiaries that were pledged as collateral under the 2016 Senior Secured Term Loan. The credit facility may be guaranteed by certain material domestic restricted subsidiaries of the Company based on certain conditions. As of September 30, 2019, no subsidiary met those conditions and, therefore, were not guarantors of the facility. The credit facility has a term of five years from the original execution date. The credit agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as certain financial covenants specified in the contractual agreement. The credit agreement also contains customary events of default. The Unsecured Revolving Credit Facility also contains restrictions on the payment of dividends. As of September 30, 2019, there was no balance outstanding on the Unsecured Revolving Credit Facility.
Letters of Credit
The Company’s insurance subsidiary maintains agreements for letters of credit to guarantee the performance of insurance related obligations that are collateralized by cash or investments of the subsidiary. For purposes of securing obligations related to leases and other contractual obligations, the Company also maintains an agreement for letters of credit, which is collateralized by the Company’s Unsecured Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2018 and September 30, 2019, the Company had letters of credit outstanding of $470 million and $561 million, respectively, of which the letters of credit that reduced the available credit under the Unsecured Revolving Credit Facility were $166 million and $204 million, respectively.

Note 9 - Assets and Liabilities Held for Sale
Lion City Rentals
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
The LCR business was included within the Company’s Rides segment. The following table summarizes the carrying values of the assets and liabilities classified as held for sale as of December 31, 2018 (in millions):

As of December 31, 2018
Assets held for sale
Cash and cash equivalents	$34
Accounts receivable, net	20
Prepaid expenses and other current assets	30
Property and equipment, net	322
Total assets held for sale	406

Liabilities held for sale
Accounts payable	2
Accrued liabilities	2
Other current liabilities	7
Total liabilities held for sale	11
Net assets held for sale	$395

Note 10 - Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2018 and September 30, 2019 were as follows (in millions):

	As of
	December 31, 2018	September 30, 2019
Prepaid expenses	$265	$466
Other receivables	416	581
Other	179	269
Prepaid expenses and other current assets	$860	$1,316

Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2018 and September 30, 2019 were as follows (in millions):

	As of
	December 31, 2018	September 30, 2019
Accrued legal, regulatory and non-income taxes	$1,134	$1,432
Accrued Partner liability	459	552
Accrued professional and contractor services	298	338
Accrued compensation and employee benefits	261	352
Accrued marketing expenses	152	89
Other accrued expenses	160	340
Income and other tax liabilities	157	174
Government and airport fees payable	104	153
Short-term finance lease obligation for computer equipment	110	130
Other	322	466
Accrued and other current liabilities	$3,157	$4,026

Other Long-Term Liabilities
Other long-term liabilities as of December 31, 2018 and September 30, 2019 were as follows (in millions):

	As of
	December 31, 2018	September 30, 2019
Convertible debt embedded derivatives	$2,018	$—
Deferred tax liabilities	1,072	1,038
Financing obligation	436	79
Income tax payable	80	71
Other	466	240
Other long-term liabilities	$4,072	$1,428

Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2018 and 2019 were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2017	$(3)	$—	$(3)
Other comprehensive income (loss) before reclassifications	(219)	42	(177)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(219)	42	(177)
Balance as of September 30, 2018	$(222)	$42	$(180)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2018	$(228)	$40	$(188)
Other comprehensive income (loss) before reclassifications	3	—	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	3	—	3
Balance as of September 30, 2019	$(225)	$40	$(185)

Other Income (Expense), Net
The components of other income (expense), net, for the three and nine months ended September 30, 2018 and 2019 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Interest income	$27	$76	$69	$184
Foreign currency exchange gains (losses), net	(18)	8	(42)	—
Gain on business divestitures (1)	7	—	3,208	—
Gain (loss) on debt and equity securities, net (2)	—	(13)	1,984	1
Change in fair value of embedded derivatives	(89)	—	(491)	58
Gain on extinguishment of convertible notes and settlement of derivatives	—	—	—	444
Other	19	(22)	218	20
Other income (expense), net	$(54)	$49	$4,946	$707
(1) During the nine months ended September 30, 2018, gain on business divestitures primarily included a $2.2 billion gain on the sale of the Company’s Southeast Asia operations to Grab Holding Inc. (“Grab”) and a $954 million gain on the disposal of the Company’s Uber Russia/CIS operations recognized in the first quarter of 2018. On March 25, 2018, two wholly-owned subsidiaries of the Company signed and completed an agreement with Grab pursuant to which Grab hired employees and acquired certain assets of the Company in the region, including Rider, Drivers, and Eater contracts in Southeast Asia. The net assets contributed by the Company were not material. In exchange, the Company received shares of Grab Series G preferred stock which were recorded at fair value as additional sale consideration. Refer to Note 4 - Equity Method Investments for more information on the disposal of the Company's Uber Russia/CIS operations.
(2) During the nine months ended September 30, 2018, gain (loss) on debt and equity securities, net represented a $2.0 billion unrealized gain on the Company’s non-marketable equity securities related to Didi recognized in the first quarter of 2018. Refer to Note 3 - Investments and Fair Value Measurement for further information.
Note 11 - Redeemable Convertible Preferred Stock, Common Stock, and Equity (Deficit)
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
The Company’s board of directors has the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of September 30, 2019, there was no preferred stock issued and outstanding.
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
The following table summarizes the activity related to the Company’s restricted common stock for the nine months ended September 30, 2019 (in thousands, except per share amounts):

	Number of Shares	Weighted-average Grant-Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	898	$34.81
Vested	(485)	$34.84
Canceled and forfeited	(61)	$34.57
Unvested restricted common stock as of September 30, 2019	352	$34.77

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
Stock Option and SAR Activity
A summary of stock option and SAR activity for the nine months ended September 30, 2019 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2018	758	42,936	$9.22	5.74	$1,456
Granted	86	250	$43.00
Exercised	—	(1,272)	$2.55
Canceled and forfeited	(13)	(1,382)	$33.19
As of September 30, 2019	831	40,532	$8.89	4.89	$934
Vested and expected to vest as of September 30, 2019	648	35,145	$4.58	4.63	$933
Exercisable as of September 30, 2019	648	35,145	$4.58	4.63	$933

RSU Activity
The following table summarizes the activity related to the Company’s RSUs for the nine months ended September 30, 2019. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during nine months ended September 30, 2019 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2018	75,835	$37.20
Granted	52,859	$43.67
Vested	(27,255)	$37.38
Canceled and forfeited	(10,440)	$40.40
Unvested and outstanding as of September 30, 2019	90,999	$42.47

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the three and nine months ended September 30, 2018 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Operations and support	$4	$26	$11	$431
Sales and marketing	2	16	6	229
Research and development	49	262	60	2,822
General and administrative	9	97	70	871
Total	$64	$401	$147	$4,353

During the nine months ended September 30, 2018, the Company modified the terms of stock-based awards for certain employees upon their termination or change in employment status. The Company recorded incremental stock-based compensation cost in relation to the modification of stock-based awards of $52 million during the nine months ended September 30, 2018.
As of September 30, 2019, there was $2.4 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.4 years.
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
The tax benefits recognized in income for stock-based compensation arrangements were not material during the three and nine months ended September 30, 2018 and 2019, respectively.
2019 Employee Stock Purchase Plan
In March 2019, the Company’s board of directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”), and in April 2019, the Company’s stockholders approved its ESPP. The ESPP became effective on May 9, 2019, the date of the underwriting agreement between the Company and the underwriters for the IPO. There are 25 million shares of common stock reserved for issuance under the ESPP. The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on January 1 of each year, beginning in 2020 and continuing through 2029, by the lesser of (a) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) 25,000,000 shares. However, the Company’s board of directors or compensation committee may reduce the amount of the increase in any particular year. The stock-based compensation expense recognized for the ESPP was not material during the three and nine months ended September 30, 2019.

Note 12 - Income Taxes
The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company recorded an income tax expense of $1 million and $605 million for the three and nine months ended September 30, 2018, respectively, and an income tax expense of $3 million and $20 million for the three and nine months ended September 30, 2019, respectively. During the three months ended September 30, 2018, income tax expense was primarily driven by current tax on foreign earnings partially offset by the benefit of U.S. losses. During the nine months ended September 30, 2018, income tax expense was primarily driven by deferred U.S. tax expense related to the Company’s investment in Didi and Grab, deferred China tax related to the Company’s investment in Didi, and to a lesser extent, the benefit of U.S. losses and current tax on foreign earnings. During the three and nine months ended September 30, 2019, income tax expense was primarily driven by current tax on foreign earnings offset by a partial benefit from U.S. losses. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on the Company’s U.S. and Netherlands’ deferred tax assets and foreign tax rate differences.
In March 2019, the Company initiated a series of transactions resulting in changes to its international legal structure, including a redomiciliation of a subsidiary to the Netherlands and a transfer of certain intellectual property rights among wholly owned subsidiaries, primarily to align its structure to its evolving operations. The redomiciliation resulted in a step-up in the tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets in an amount of $6.1 billion, net of a reserve for uncertain tax positions of$1.3 billion. Based on available objective evidence, management believes it is not more-likely-than-not that these additional foreign deferred tax assets will be realizable as of September 30, 2019 and, therefore, are offset by a full valuation allowance to the extent not offset by reserves from uncertain tax positions.
During the nine months ended September 30, 2019, the amount of gross unrecognized tax benefits increased by $1.3 billion, of which substantially all, if recognized, would not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance. In the second quarter of 2019, the Company settled the IRS audit for the tax years 2013 and 2014. The settlement resulted in a reduction of unrecognized tax benefits of $141 million, which did not affect the annual effective tax rate, as these unrecognized tax benefits decreased deferred tax assets that were subject to a full valuation allowance.
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
In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of the Company’s historical ownership changes was completed through September 30, 2019. Based on the analysis, the Company does not anticipate a current limitation on the tax attributes.

Note 13 - Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Basic net income (loss) per share:
Numerator
Net income (loss) including non-controlling interests	$(994)	$(1,159)	$1,876	$(7,421)
Less: net income (loss) attributable to non-controlling interests, net of tax	8	(3)	8	11
Less: noncumulative dividends to preferred stockholders	—	—	(1,091)	—
Less: undistributed earnings to participating securities	—	—	(533)	—
Net income (loss) attributable to common stockholders	$(986)	$(1,162)	$260	$(7,410)
Denominator
Basic weighted-average common stock outstanding	445,783	1,700,213	441,301	1,092,241
Basic net income (loss) per share attributable to common stockholders (1)	$(2.21)	$(0.68)	$0.59	$(6.79)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(986)	$(1,162)	$260	$(7,410)
Add: Change in fair value of MLU B.V. put/call feature	—	—	(10)	—
Diluted net income (loss) attributable to common stockholders	$(986)	$(1,162)	$250	$(7,410)
Denominator
Number of shares used in basic net income (loss) per share computation	445,783	1,700,213	441,301	1,092,241
Weighted-average effect of potentially dilutive securities:
Common stock subject to a put/call feature	—	—	462	—
Stock options	—	—	34,165	—
RSUs to settle fixed monetary awards	—	—	1,215	—
Other	—	—	449	—
Diluted weighted-average common stock outstanding	445,783	1,700,213	477,592	1,092,241
Diluted net income (loss) per share attributable to common stockholders (1)	$(2.21)	$(0.68)	$0.52	$(6.79)

(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
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

The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Redeemable convertible preferred stock	893,354	—	893,354	—
Convertible notes	200,595	—	200,595	—
Stock options	43,240	40,532	8,690	40,532
Restricted common stock with performance condition	1,640	—	1,640	—
Common stock subject to repurchase	7,340	827	7,196	828
Warrants to purchase redeemable convertible preferred stock	1,073	—	1,073	—
SARs	712	—	712	—
RSUs to settle fixed monetary awards	1,256	325	582	325
RSUs	123,927	91,284	122,763	91,284
Shares committed under ESPP	—	5,012	—	5,012
Shares in escrow	459	—	—	—
Warrants to purchase common stock	242	187	127	187
Total	1,273,838	138,167	1,236,732	138,168
Note 14 - Segment Information and Geographic Information
The Company determined its operating segments based on how the CODM manages the business, allocates resources, makes operating decisions and evaluates operating performance.
During the third quarter of 2019, following a number of leadership and organizational changes, the CODM changed how he assesses performance and allocates resources to a more disaggregated level in order to optimize utilization of the Company’s platform as well as manage research and development of new technologies. Based on this change, in the third quarter of 2019, the Company determined it has five operating and reportable segments and revised prior comparative periods to conform to the current period segment presentation. The Company’s five segments are as follows:

Segment	Description

Rides
The Rides products connect consumers with Drivers who provide rides in a variety of vehicles, such as cars, auto rickshaws, motorbikes, minibuses, or taxis. Rides also includes activity related to our Uber for Business ("U4B"), Financial Partnerships, and Vehicle Solutions offerings.

Eats	The Eats offering allows consumers to search for and discover local restaurants, order a meal, and either pick-up at the restaurant or have the meal delivered.

Freight	Freight connects carriers with shippers on the Company’s platform, and gives carriers upfront, transparent pricing and the ability to book a shipment.

Other Bets
The Other Bets segment consists of multiple investment stage offerings. The largest investment within the segment is the Company’s New Mobility offering that refers to products that provide consumers with access to rides through a variety of modes, including dockless e-bikes and e-scooters. It also includes Transit, UberWorks and the Company’s Incubator group.

ATG and Other Technology Programs	The ATG and Other Technology Programs segment is responsible for the development and commercialization of autonomous vehicle and ridesharing technologies, as well as Uber Elevate.
For information about how the Company’s reportable segments derive revenue, refer to Note 2 - Revenue.
The Company’s segment operating performance measure is segment adjusted EBITDA. The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment. The Company’s segment adjusted EBITDA measures replace what was previously reported as contribution profit (loss) and maintain the same definition. Previously reported Core Platform contribution profit (loss) is the sum of Rides adjusted EBITDA and Eats adjusted EBITDA, and previously reported Other Bets contribution profit (loss) is the sum of Freight adjusted EBITDA and Other Bets adjusted EBITDA. Segment adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, operations and support, sales and marketing, and general and administrative and research and development expenses associated with the Company’s segments. Segment adjusted EBITDA also excludes any non-cash items or items that management does not believe are reflective of the Company’s ongoing core operations (as shown in the table below).
The following table provides information about the Company’s segments and a reconciliation of the total segment adjusted EBITDA to loss from operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Segment adjusted EBITDA:
Rides	$416	$631	$1,346	$1,329
Eats	(189)	(316)	(323)	(911)
Freight	(31)	(81)	(79)	(162)
Other Bets	(12)	(72)	(12)	(184)
ATG and Other Technology Programs	(132)	(124)	(432)	(369)
Total segment adjusted EBITDA	52	38	500	(297)
Reconciling items:
Corporate G&A and Platform R&D (1), (2)	(501)	(623)	(1,403)	(1,813)
Depreciation and amortization	(131)	(102)	(317)	(371)
Stock-based compensation expense	(64)	(401)	(147)	(4,353)
Legal, tax, and regulatory reserve changes and settlements	(56)	27	(308)	(353)
Driver appreciation award	—	—	—	(299)
Payroll tax on IPO stock-based compensation	—	—	—	(86)
Asset impairment/loss on sale of assets	(54)	—	(167)	(8)
Acquisition and financing related expenses	—	—	(15)	—
Gain on restructuring of lease arrangement	—	—	4	—
Impact of 2018 Divested Operations (1), (3)	(9)	—	(127)	—
Restructuring charges	—	(45)	—	(45)
Loss from operations	$(763)	$(1,106)	$(1,980)	$(7,625)
(1) Excluding stock-based compensation expense.
(2) Includes costs that are not directly attributable to the Company’s reportable segments. Corporate G&A also includes certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs. Platform R&D also includes mapping and payment technologies and support and development of the internal technology infrastructure. The Company’s allocation methodology is periodically evaluated and may change.
(3) Defined as the Company’s 2018 operations in (i) Southeast Asia prior to the sale of those operations to Grab and (ii) Russia/CIS prior to the formation of the Company’s Yandex.Taxi joint venture.
Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal delivered. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2018 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
United States	$1,621	$2,250	$4,420	$5,866
Brazil	240	252	797	649
All other countries	1,083	1,311	3,079	3,563
Total revenue	$2,944	$3,813	$8,296	$10,078

Revenue grouped by offerings is included in Note 2 - Revenue.

Note 15 - Commitments and Contingencies
Purchase Commitments
The Company has commitments for network and cloud services, background checks, and other items in the ordinary course of business with varying expiration terms through 2022. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated. As of September 30, 2019, there were no material changes to the Company’s purchase commitments disclosed in the financial statements included in the Prospectus.
Contingencies
From time to time, the Company may be a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2018 and September 30, 2019, the Company had recorded aggregate liabilities of $1.1 billion and $1.4 billion, respectively, in accrued and other current liabilities on the condensed consolidated balance sheets for all of its legal, regulatory and non-income tax matters that were probable and reasonably estimable.
The Company is currently party to various legal and regulatory matters that have arisen in the normal course of business and include, among others, alleged independent contractor misclassification claims, Fair Credit Reporting Act (“FCRA”) claims, background check violations, consumer and driver class actions relating to pricing and advertising, unfair competition matters, intellectual property disputes, employment discrimination and other employment-related claims, Telephone Consumer Protection Act (“TCPA”) cases, Americans with Disabilities Act (“ADA”) cases, data and privacy matters, securities litigation, and other matters. In connection with the enactment of California State Assembly Bill 5 ("AB5"), the Company has received and expects to continue to receive an increased number of claims by or on behalf of Drivers that Drivers have been misclassified as independent contractors rather than employees. With respect to the Company’s outstanding legal and regulatory matters, based on its current knowledge, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.
O’Connor, et al., v. Uber Technologies, Inc. and Yucesoy v. Uber Technologies, Inc., et al.
O’Connor and Yucesoy are two putative class actions that assert various independent contractor misclassification claims brought on behalf of certain Drivers in California and Massachusetts, respectively. The two cases were consolidated and both are pending in the United States District Court for the Northern District of California. Filed on August 16, 2013 in the United States District Court for the Northern District of California, the O’Connor action is a class action against the Company on behalf of all Drivers who contracted with the Company in California between 2009 and February 28, 2019 and seeks damages for tips and business expense reimbursement based on alleged independent contractor misclassification and unfair competition. The O’Connor action was stayed in the trial court pending the outcome of appeals before the Ninth Circuit Court of Appeals regarding the trial court’s orders denying the Company’s motions to compel arbitration, order certifying the class action, and order enjoining the Company’s enforcement of its arbitration agreement. The Ninth Circuit issued its rulings on those appeals on September 25, 2018, finding that the Company’s arbitration agreements were enforceable and accordingly, decertified the O’Connor class and remanded the case to the district court for further proceedings. Filed on June 2, 2014 in the Massachusetts Suffolk County Superior Court, the Yucesoy action is a class action against the Company on behalf of all Drivers in Massachusetts and seeks damages based on independent contractor misclassification, tips law violations and tortious interference with contractual and/or advantageous relations. Plaintiffs filed an amended complaint in the Yucesoy action on March 30, 2018 adding new class representatives, to which the Company filed a motion to compel arbitration and/or dismiss the action on April 26, 2018. On March 11, 2019, the parties entered into a Settlement Agreement which provides that the Company will pay $20 million to settle the O’Connor and Yucesoy actions. The proposed settlement does not require the Company to start classifying Drivers as employees in California or Massachusetts and does not include those Drivers who are subject to arbitration. Plaintiffs filed a motion with the United States District Court for the Northern District of California seeking court approval of the settlement agreement. The motion for preliminary approval of the parties’ settlement agreement was heard on March 21, 2019, and preliminary approval was granted subject to certain conditions. Final approval of the settlement occurred on August 29, 2019.
In May 2019, the Company reached agreements to resolve independent contractor misclassification claims of Drivers in California and Massachusetts that have filed (or expressed an intention to file) arbitration demands. Under the agreements, certain Drivers are eligible for settlement payments, subject to a threshold number of the covered Drivers entering into individual settlement agreements. The Company anticipates the aggregate amount of payments to Drivers under these individual settlement agreements, together with attorneys’ fees, will fall within an approximate range of $146 million to $170 million, of which approximately $142 million has been paid as of September 30, 2019.
State Unemployment Taxes
In December 2016, following an audit opened in 2014 investigating whether Drivers were independent contractors or employees, the Company received a Notification of Assessment from the Employment Development Department, State of California, for payroll tax liabilities. The notice retroactively imposed various payroll tax liabilities on the Company, including unemployment insurance, employment training tax, state disability insurance, and personal income tax. The Company has filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board appealing the assessment.
Google v. Levandowski & Ron; Google v. Levandowski
On October 28, 2016, Google filed arbitration demands against each of Anthony Levandowski and Lior Ron, former employees of Google, alleging breach of their respective employment agreements with Google, fraud and other state law violations (due to soliciting Google employees and starting a new venture to compete with Google’s business in contravention of their respective employment agreements). Google seeks damages, injunctive relief, and restitution. The arbitration hearing was held from April 30 to May 11, 2018. On March 26, 2019, the arbitration panel issued an interim award, finding against each of Google’s former employees and awarding $127 million against Anthony Levandowski and $1 million for which both Anthony Levandowski and Lior Ron are jointly and severally liable. In July 2019, Google submitted briefing on its request for interest, attorneys fees, and costs related to these claims. The panel’s final award is expected by December 24, 2019. Pursuant to a contractual obligation, Uber is indemnifying both employees with respect to certain claims. Whether Uber is ultimately responsible for such indemnification, however, depends on the exceptions and conditions set forth in the indemnification agreement. The ultimate resolution of the matter could result in a possible loss of up to $65 million or more (depending on the date of the final award) in excess of the amount accrued. Uber is not a party to either of these arbitrations.
Taiwan Regulatory Fines
Prior to the Company adjusting and re-launching its operating model in April 2017 to a model where government-approved rental companies provide transport services to Riders, Drivers in Taiwan and Uber Taiwan have been fined by Taiwan’s Ministry of Transportation and Communications in significant numbers across Taiwan. On January 6, 2017, a new Highways Act came into effect in Taiwan which increased maximum fines from New Taiwan Dollar (“NTD”) 150,000 to NTD 25 million per offense. The Company suspended its service in Taiwan from February 10, 2017 to April 12, 2017, but a number of these fines were issued to Uber Taiwan in connection with rides that took place in January and February 2017 prior to the suspension. These fines have remained outstanding while Uber appeals the tickets through the courts. Beginning in July 2018, the Taiwan Supreme Court issued a number of positive rulings in which it rejected the government’s approach of issuing one ticket per ride. The Taiwan government continues to appeal these rulings to the Supreme Court.
Copenhagen Criminal Prosecution
In May 2017, the Danish police announced that they would use tax data about Drivers obtained from the Dutch tax authorities to prosecute Drivers for unlicensed taxi traffic. The tax data covers calendar years 2015 and prior. The prosecutor indicted four Drivers as test cases which have been heard by the Copenhagen City Court, the Appeal Court and finally the Supreme Court. In addition, on October 6, 2017, the Company has been preliminary charged with aiding and abetting illegal taxi traffic in 2015. In September 2018, the Danish Supreme Court ruled on these test cases that the Drivers were carrying out illegal taxi operations and fined them in the total amount of their earnings from performing ridesharing services. The Court also confirmed that the use of the relevant tax data obtained from the Dutch tax authorities was validly used as evidence in the prosecutions and was used to assess the fines payable.
In January 2018, the Company received another request from the Danish tax authorities through the Dutch tax authorities to disclose tax data about Drivers for years 2016 and 2017. Such tax data for years 2016 to 2017 has subsequently been provided by the Company to the Danish tax authorities.
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
Malden Transportation v. Uber Technologies, Inc.
Seven consolidated actions were filed in the United District Court for the District of Massachusetts by taxi medallion owners Malden Transportation, Inc., Anoush Cab, Inc., Dot Ave Cab, Inc., Gill & Gill, Inc., Max Luc Taxi, Inc., Sycoone Taxi, Inc., Taxi Maintenance, Inc. in late 2016 and early 2017 against the Company alleging unfair competition violations (on the grounds that the Company failed to comply with local taxi laws), as well as state and federal antitrust violations (on the grounds that the Company prices trips below cost in order to achieve a monopoly). Antitrust claims were dismissed, but the unfair competition claims remained. On May 15, 2019, Uber reached a tentative settlement with the plaintiffs in six of the seven actions, which is now finalized as to all but two plaintiffs. A bench trial of the seventh action (Anoush Cab, Inc.) began on July 18, 2019 and concluded on August 2, 2019. On September 6, 2019, the Court issued a complete defense verdict, resolving that trial in the Company’s favor and finding no liability. On October 4, 2019, the Anoush plaintiffs filed a notice of appeal.

Swiss Social Security Reclassification
Several Swiss government bodies currently classify Drivers as employees of Uber Switzerland, Rasier Operations B.V. or of Uber B.V. for social security or regulatory purposes. A number of such decisions have been made by these governmental bodies. The Company is challenging each of them. The Cantonal Court of Zurich issued a ruling with regard to certain test cases on July 20, 2018. The court canceled the decisions on the grounds that certain decisions were made against the Company’s Swiss local entity without proof that there is a contractual relationship between the Company’s Swiss local entity and the Drivers (who actually contract with Uber B.V.). This ruling was not appealed and the Swiss governmental bodies continue to investigate the identity of the employer. On July 5, 2019, the Swiss governmental bodies issued four decisions by which they reclassified four drivers as Uber B.V. and Rasier Operations B.V. employees and consider that Uber Switzerland should pay social security contributions. On August 19, 2019, Uber B.V. and Rasier Operations B.V. were notified of SVA Zurich’s decision to reclassify Drivers in 2014 as employees of these entities. The Company has appealed those decisions. Further, another Swiss governmental body ruled on October 30, 2019 that Uber B.V. should be qualified as a transportation company based on the view that Uber B.V. is the employer of Drivers. The Company will appeal this decision. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be estimated.
Non-Income Tax Matters
The Company recorded an estimated liability for contingencies related to non-income tax matters and is under audit by various domestic and foreign tax authorities with regard to such matters. The subject matter of these contingent liabilities and non-income tax audits primarily arises from the Company’s transactions with its Drivers, as well as the tax treatment of certain employee benefits and related employment taxes. In jurisdictions with disputes connected to transactions with Drivers, disputes involve the applicability of transactional taxes (such as sales, value added and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such Drivers. For example, the Company is involved in a proceeding in the UK involving HMRC, the tax regulator in the UK, which is seeking to classify the Company as a transportation provider. Being classified as a transportation provider would result in a VAT (20%) on Gross Bookings or on the service fee that the Company charges Drivers, both retroactively and prospectively. Further, if Drivers are determined to be workers, they may be entitled to additional benefits and payments, and the Company may be subject to penalties, back taxes, and fines. The Company believes that the position of HMRC and the regulators in similar disputes and audits is without merit and is defending itself vigorously. The Company’s estimated liability is inherently subjective due to the complexity and uncertainty of these matters and the judicial processes in certain jurisdictions, therefore, the final outcome could be different from the estimated liability recorded.
Other Legal and Regulatory Matters
The Company has been subject to various government inquiries and investigations surrounding the legality of certain of the Company’s business practices, compliance with global regulatory requirements, such as antitrust and Foreign Corrupt Practices Act requirements, data protection and privacy laws, the adequacy of disclosures to investors and other shareholders, and the infringement of certain intellectual property rights. The Company has investigated many of these matters and is implementing a number of recommendations to its managerial, operational and compliance practices, as well as seeking to strengthen its overall governance structure. In many cases, the Company is unable to predict the outcomes and implications of these inquiries and investigations on the Company’s business which could be time consuming, costly to investigate and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact the Company’s business, reputation, financial condition and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
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
Note 16 - Variable Interest Entities ("VIEs")
Consolidated VIEs
Freight Holding
In July 2018, the Company exercised an option to acquire all of the membership interests of a previously consolidated VIE and amended the governing agreements of the entity. Under an amended agreement, and upon satisfaction of certain closing conditions associated with exercising its option, the Company created a new majority-owned subsidiary, Uber Freight Holding Corporation (“Freight Holding”). The Freight Holding stock held by the Company was determined to be a variable interest. Freight Holding is also considered to be a VIE because it lacks sufficient equity to finance activities without future subordinated support. Given that the Company has the power to direct activities that most significantly impact the economic performance of Freight Holding, the Company is the primary beneficiary of Freight Holding. As a result, the Company consolidates Freight Holding’s assets and liabilities. As of September 30, 2019, Uber continues to own the majority of the issued and outstanding capital stock of Freight Holding and reports non-controlling interests as further described in Note 17 - Non-Controlling Interests.
Apparate USA LLC
In April 2019, the Company contributed certain of its subsidiaries and all assets and liabilities related to its autonomous vehicle technologies (excluding liabilities arising from certain indemnification obligations related to the Levandowski arbitration and any remediation costs associated with certain obligations that may arise as a result of the Waymo settlement) to Apparate USA LLC (“Apparate”) in exchange for common units representing 100% ownership interest in Apparate. Subsequent to the formation of Apparate in April 2019, Apparate entered into a Class A Preferred Unit Purchase Agreement (“Preferred Unit Purchase Agreement”) with SVF Yellow (USA) Corporation (“SoftBank”), Toyota Motor North America, Inc. (“Toyota”), and DENSO International America, Inc. (“DENSO”). Preferred units were issued in July 2019 to SoftBank, Toyota, and DENSO and provided the investors with an aggregate 13.8% ownership interest in Apparate on an as-converted basis. The common units held by the Company in Apparate were determined to be a variable interest. The Company has determined that Apparate is a VIE as it lacks sufficient equity to finance its activities without future subordinated support. The Company has the power to direct the activities that most significantly impact the economic performance of Apparate, and as a result the Company is the primary beneficiary of Apparate, consolidates Apparate’s assets and liabilities and reports non-controlling interests as further described in Note 17 - Non-Controlling Interests.
Total assets included on the condensed consolidated balance sheets for these VIEs as of December 31, 2018 and September 30, 2019 were $115 million and $1.3 billion, respectively. Total liabilities included on the condensed consolidated balance sheet for VIEs as of December 31, 2018 were not material. Total liabilities included on the condensed consolidated balance sheet for VIEs as of September 30, 2019 were $173 million.
Unconsolidated VIE
Mission Bay 3 & 4
The Mission Bay 3 & 4 JV refers to Event Center Office Partners, LLC (“ECOP”), a joint venture entity established in March 2018, by Uber and two companies (“LLC Partners”) to manage the operation of two office buildings owned by two ECOP wholly-owned subsidiaries. The Company contributed $136 million cash in exchange for a 45% interest in ECOP. Each of the two LLC Partners owns 45% and 10%, respectively. The amount of contributed cash was recorded as an investment for $136 million as of September 30, 2019. The remaining construction costs will be funded through a construction loan obtained by ECOP where the Company together with the two LLC Partners guarantee payments and performance of the loan when it becomes due and any payment of costs incurred by the lender under limited situations. The maximum collective guarantee liability is up to $50 million.
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
The maximum exposure to loss represents the potential loss recognized by the Company relating to these unconsolidated entities. The Company believes that its maximum exposure to loss is limited because it is a member of the limited liability company. The Company’s maximum exposure to loss differs from the carrying value of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIE and is limited to the investment balances and notional amounts of guarantees. As of December 31, 2018 and September 30, 2019, the carrying amount of assets and liabilities recognized on the condensed consolidated balance sheets related to the Company’s interests in unconsolidated VIEs and the Company’s maximum exposure to loss relating to unconsolidated VIEs was as follows (in millions):

	As of
	December 31, 2018	September 30, 2019
Investment	$78	$136
Additional cash contribution	58	—
Limited guarantee	50	50
Maximum exposure to loss	$186	$186

Uber has significant influence over ECOP and accounts for its investment in ECOP under the equity method. No equity earnings have been recognized as of September 30, 2019, since the sole activity of the ECOP consists of construction of the assets and costs incurred are capitalized. Once construction is complete, at each reporting period and a quarter in arrears, the Company will adjust the carrying value of its investment to reflect its proportionate share of ECOP’s income or loss, and any impairments, with a corresponding credit or debit, respectively, to loss from equity method investment, net of tax in the condensed consolidated statements of operations. As of September 30, 2019, the Company determined that no impairment of its equity method investments existed.
Note 17 - Non-Controlling Interests
As of September 30, 2019, the Company’s redeemable non-controlling interests are comprised of SoftBank’s Preferred Units investment and the minority stockholders ownership in Freight Holding. The redeemable non-controlling interests are classified in mezzanine equity as each are redeemable on an event that is not solely in the control of the Company. The redeemable non-controlling interests are reported at the greater of redemption amount or initial investment amount and remeasured to fair value each reporting period with changes in the carrying value recognized in additional paid-in capital when it is probable that each will become redeemable. The minority stockholders ownership in Freight Holding is not remeasured to fair value because it is currently not probable that the Preferred Units will become redeemable. See below for further information.
As of September 30, 2019, the non–redeemable non–controlling interests represent Toyota and DENSO's Preferred Unit investments. The non-redeemable non-controlling interests are classified in permanent equity as no optional or mandatory redemption right is present. See below for further information.
ATG Investment: Preferred Unit Purchase Agreement
In April 2019, Apparate, a subsidiary of the Company formed on April 8, 2019, entered into a Preferred Unit Purchase Agreement with SoftBank, Toyota, and DENSO (collectively “the Investors”) for purchase by the Investors of Class A Preferred Units (“Preferred Units”) in Apparate. On July 2, 2019, at the closing as contemplated by the Preferred Unit Purchase Agreement, Apparate issued 1.0 million Preferred Units at $1,000 per unit to the Investors for an aggregate consideration of $1.0 billion ($400 million from Toyota, $333 million from SoftBank, and $267 million from DENSO). The Preferred Units represented an aggregate 13.8% initial ownership interest in Apparate on an as-converted basis. The Company retains the remaining 86.2% ownership interest following the closing of the Preferred Units Purchase Agreement. SoftBank and Toyota are existing investors in the Company.
At the option of the Investors, the Preferred Units are convertible into common units of Apparate, initially on a one-for-one basis but subject to potential adjustment, as defined by the Preferred Unit Purchase Agreement at any time. The Preferred Units are entitled to certain distributions, including primarily dividends which are payable in cash or in-kind (at Apparate's discretion), and accrue quarterly, compounded on the last day of each quarter at a 4.5% annual rate. The Preferred Units are entitled to distributions upon the occurrence of a sale or liquidation of Apparate representing an amount that is equal to the greater of (i) the original investment plus any accrued but unpaid amounts, and (ii) their share of distributions assuming conversion to common units of Apparate immediately prior to the sale or liquidation event. The quarterly dividend, along with any attributed prorated share of Apparate’s net income (if applicable), are included in net income (loss) attributable to non-controlling interests, net of tax in the Company’s condensed consolidated statements of operations. The Preferred Units do not participate in net losses due to a liquidation preference.
SoftBank’s Preferred Units
Beginning on July 2, 2026, SoftBank has the option to put to the Company all, but not less than all, of its initial investment in Preferred Units at a price equal to the number of SoftBank’s Preferred Units multiplied by the greater of (i) the original investment plus any accrued but unpaid amounts per unit and (ii) the fair value of the Preferred Units at the time of conversion (the “Put/Call Price”). Beginning on July 2, 2026, the Company can call all, but not less than all, of the Preferred Units held by SoftBank at the Put/Call Price. The Company has the option to settle all, or a portion of, the Put/Call Price with its common stock and any remainder will be satisfied in cash. The put and call were determined to be embedded features within the SoftBank Preferred Units since they are not separately exercisable or legally detached from the SoftBank Preferred Units.
As of September 30, 2019, the SoftBank Preferred Units are classified as redeemable non-controlling interests in the Company’s condensed consolidated financial statements and reported at the Put/Call Price. The Put/Call Price is determined as of each balance sheet date. The fair value of SoftBank’s Preferred Units is determined based on a hybrid method with the option pricing model as the primary methodology. This method uses Level 3 fair value measurement inputs as well as an assumed equal probability of the occurrence of a liquidation or exit event. The significant unobservable inputs used in the fair value measurement include: volatility of 42%, time to liquidity of 5 years, and a discount for lack of marketability of 17%. A market approach was also used to corroborate the valuation derived from the hybrid method at issuance to evidence that the issuance price of the Preferred Units approximated their fair value. Fair value adjustments to SoftBank’s redeemable non-controlling interest, if applicable, are recorded as a deemed dividend that reduces additional paid-in capital (in the absence of retained earnings) and reduce net income (or increase net loss) attributable to Uber Technologies, Inc.
Toyota and DENSO’s Preferred Units
The Toyota and DENSO Preferred Units are classified in permanent equity as non-controlling interests as these units are not subject to any mandatory redemption rights or redemption rights that are outside the control of the Company.
ATG Collaboration Agreement with Apparate, Toyota and DENSO
In conjunction with the Preferred Unit Purchase Agreement discussed above, the Company entered into a three-year joint collaboration agreement among Toyota, DENSO, and Apparate to develop next-generation self-driving technology (the “ATG Collaboration

Agreement”), which became effective as of the closing of the Preferred Unit Purchase Agreement in July 2019. Pursuant to the ATG Collaboration Agreement, Toyota will make cash payments to Apparate up to an aggregate of $300 million, payable in six semi-annual installments during the three-year term of the ATG Collaboration Agreement. The cash payments for each six-month period are contingent upon the mutual agreement between the parties on the development activities and milestones to be achieved in the next six months and the continuation of the ATG Collaboration Agreement. The agreement is within the scope of ASC 808, Collaborative Arrangements. The development activities are considered ongoing and central to the activities of ATG. As a result, the amounts received from Toyota will be recognized as collaboration revenue in the ATG and Other Technology Programs segment ratably over the respective six-month service period to which the payment relates, as the related development activities are performed. During the three months ended September 30, 2019, the first $50 million cash installment was received, of which $17 million was recognized as revenue.
JUMP
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
Freight Holding
As of December 31, 2018 and September 30, 2019, the Company owned 89% of the issued and outstanding capital stock of its subsidiary Freight Holding, or 80% on a fully-diluted basis if all shares reserved for issuance under the Company’s Freight Holding employee incentive plan were issued and outstanding.
The minority stockholders of the Company’s subsidiary Freight Holding, including any holders of equity awards issued under the employee equity incentive plans and employees who hold fully vested shares, have put rights to sell certain of their equity interests at fair value to the Company at specified periods of time that terminates upon the earliest of the closing of a liquidation transaction or an IPO of the subsidiary. Should the put rights be exercised, they can be satisfied in either cash, Uber stock, or a combination of cash and Uber stock based upon the Company’s election.
The Company attributes the pro rata share of the Freight Holding’s net income or loss to the redeemable non-controlling interests based on the outstanding ownership of the minority shareholders during the period.
Note 18 - Subsequent Events
Pending Acquisition of Majority Ownership in Cornershop
In October 2019, the Company agreed to purchase a controlling interest in Cornershop, an online grocery delivery platform operating primarily in Chile and Mexico. The Company agreed to pay up to approximately $459 million for its controlling interest in Cornershop, which amount is payable in cash and shares of the Company’s common stock. The Company has made an initial investment of $50 million in Cornershop; the Company expects to pay the remaining portion of the purchase price and acquire the controlling interest in the first half of 2020, subject to the receipt of regulatory approvals and other closing conditions.
Notice of Cancellation of Insurance Policy
In October 2019, James River Group delivered a notice of early cancellation of all insurance policies issued to the Company's wholly-owned subsidiaries, effective December 31, 2019, two-months earlier than the contractual expiration on February 29, 2020.  Subsequently, James River Group withdrew all funds held in trust as collateral for current and future claim settlement obligations under the indemnification agreements in the amount of $1.2 billion. These funds are recorded as restricted cash and cash equivalents on the condensed consolidated balance sheet as of September 30, 2019 and are collateral for obligations recorded in the Company’s insurance reserves. The Company is currently in the process of working with other carriers to replace the policies issued by James River Group.

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
We revolutionized personal mobility with Ridesharing, and we are leveraging our platform to redefine the massive meal delivery and logistics industries.
We are a technology platform that uses a global network, leading technology, operational excellence and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform. We connect consumers with providers of ride services, restaurants and food delivery services, public transportation networks, e-bikes, e-scooters and other personal mobility options. We use this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry. We are also developing technologies that provide autonomous driving vehicle solutions to consumers, networks of vertical take-off and landing vehicles and new solutions to solve everyday problems.
Financial and Operational Highlights

	Three Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	82	103	26%
Trips (2)	1,348	1,770	31%
Gross Bookings (2)	$12,725	$16,465	29%	32%
Revenue	$2,944	$3,813	30%	31%
Adjusted Net Revenue (1), (2)	$2,656	$3,533	33%	35%
Net loss attributable to Uber Technologies, Inc.	$(986)	$(1,162)	(18)%
Adjusted EBITDA (1), (2)	$(458)	$(585)	(28)%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” below for more information.
Highlights for the Third Quarter 2019:
In the third quarter of 2019, we continued growth at scale with 103 million monthly active platform consumers, Gross Bookings growth of 32% and Adjusted Net Revenue (“ANR”) growth of 35%, on a constant currency basis, with Adjusted Net Revenue accelerating throughout the year.
Our consumer loyalty programs now have 20 million global subscribers six months after U.S. nationwide launch in May and recent rollout in Brazil and Mexico, we launched a suite of subscription programs and introduced several new product offerings.
Rides Adjusted EBITDA profitability now covers all of our Corporate G&A and Platform R&D, and has led to a continued trend of quarter-over-quarter Adjusted EBITDA improvement from the second quarter of 2019, while we continue to invest in our other businesses.
We ended the third quarter of 2019 with an unrestricted cash and cash equivalents balance of $12.7 billion. During the third quarter of 2019, we closed the $1.0 billion ATG Investment and received net proceeds of $1.2 billion from our senior unsecured notes.

Recent Developments
Segment Change
During the third quarter of 2019, following a number of leadership and organizational changes, the chief operating decision maker (“CODM”) changed how he assesses performance and allocates resources to a more disaggregated level in order to optimize utilization of the Company’s platform as well as manage research and development of new technologies. Based on this change, in the third quarter of 2019, we determined that we have five operating and reportable segments: Rides, Eats, Freight, Other Bets, and ATG and Other Technology Programs. For additional information, see Note 14 - Segment Information and Geographic Information included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ATG Investment: Preferred Unit Purchase Agreement
In July 2019, the investment by the ATG Investors in ATG was consummated. For additional information, see Note 17 - Non-Controlling Interests to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
2027 Senior Notes
In September 2019, we issued 7.5% senior unsecured notes with an aggregate principal amount of $1.2 billion due on September 15, 2027 in a private placement offering. For additional information, see Note 8 - Long-Term Debt and Revolving Credit Arrangements to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Pending Acquisition of Majority Ownership in Cornershop
In October 2019, we agreed to purchase a controlling interest in Cornershop, an online grocery delivery platform operating primarily in Chile and Mexico. For additional information, see Note 18 - Subsequent Events to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Notice of Cancellation of Insurance Policy
In October 2019, James River Group delivered a notice of early cancellation of all insurance policies issued to our wholly-owned subsidiaries, effective December 31, 2019, two-months earlier than the contractual expiration on February 29, 2020. Subsequently, James River Group withdrew all funds held in trust as collateral for current and future claim settlement obligations under the indemnification agreements. For additional information, see Note 18 - Subsequent Events to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Legal and Regulatory Developments
California State Assembly Bill 5 (“AB5”)
AB5 is a recently enacted statute that codifies a test to determine whether a worker is an employee under California law. The test is referred to as the “ABC” test, and was originally handed down by the California Supreme Court in Dynamex Operations v. Superior Court in 2018. Under the ABC test, workers performing services for a hiring entity are considered employees unless the hiring entity can demonstrate three things: the worker (A) is free from the hiring entity’s control, (B) performs work that is outside the usual course of the hiring entity’s business, and (C) customarily engages in the independent trade, work or type of business performed for the hiring entity. AB5 goes into effect in January 2020.
AB5 provides a mechanism for determining whether workers of a hiring entity are employees or independent contractors, but the new law does not result in any immediate change in how workers are classified. If the State of California, cities or municipalities, or workers disagree with how a hiring entity classifies workers, AB5 sets forth the test for evaluating their classification. A similar ABC test was adopted more than 10 years ago in Massachusetts.
We continue to evaluate the impact of AB5 on our business, and are considering legal responses, potential business changes, a potential legislative amendment and have filed a California state ballot initiative which will be voted on in November 2020. The ballot initiative does not ask for exemption from AB5, although many other industries in California received an exemption from the ABC test through special amendments. Instead, we are working to provide voters with an opportunity to support a framework that advocates for legal certainty regarding the status of independent work, and seeks to protect worker flexibility and the quality of on-demand work, while establishing the following:

•	a guaranteed minimum earnings standard for Drivers;

•	occupational/accident insurance for injury protection;

•	healthcare subsidies; and

•	protection against discrimination and harassment.

As we explore legal options, we have received and expect to continue to receive claims by or on behalf of Drivers that claim that the Drivers have been misclassified. The Company believes that these claims are without merit and intends to defend itself vigorously.
For a discussion of risk factors related to AB5, including how AB5 may impact our business, result of operations, financial position and operating condition, see the risk factor titled “-Our business would be adversely affected if Drivers were classified as employees” in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Certain Key Metrics and Non-GAAP Financial Measures
Unless otherwise noted, all of our key metrics exclude historical results from China, Russia/CIS, and Southeast Asia, geographies where we previously had operations and where we now participate solely through our minority-owned affiliates.
Adjusted Net Revenue and Adjusted EBITDA, as well as revenue and ANR growth rates in constant currency, are non-GAAP financial measures. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and a reconciliation of these measures to the most directly comparable GAAP financial measures, see the section titled “Reconciliations of Non-GAAP Financial Measures.”
Monthly Active Platform Consumers. MAPCs is the number of unique consumers who completed a Rides or New Mobility ride or received an Eats meal on our platform at least once in a given month, averaged over each month in the quarter. While a unique consumer can use multiple product offerings on our platform in a given month, that unique consumer is counted as only one MAPC. We use MAPCs to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the countries in which we operate.
Trips. We define Trips as the number of completed consumer Rides or New Mobility rides and Eats meal deliveries in a given period. For example, an UberPOOL ride with three paying consumers represents three unique Trips, whereas an UberX ride with three passengers represents one Trip. We believe that Trips are a useful metric to measure the scale and usage of our platform.
Gross Bookings. We define Gross Bookings as the total dollar value, including any applicable taxes, tolls, and fees, of Rides and New Mobility rides, Eats meal deliveries, and amounts paid by Freight shippers, in each case without any adjustment for consumer discounts and refunds, Driver and restaurant earnings, and Driver incentives. Gross Bookings do not include tips earned by Drivers. Gross Bookings are an indication of the scale of our current platform, which ultimately impacts revenue.

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019

Rides	$9,380	$10,166	$10,488	$11,479	$11,446	$12,188	$12,554
Eats	1,473	1,774	2,111	2,561	3,071	3,386	3,658
Freight	40	70	123	126	128	167	223
Other Bets	—	2	3	3	4	15	30
Adjusted Net Revenue. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation to the most directly comparable GAAP financial measure.
Take Rate is defined as Adjusted Net Revenue as a percentage of Gross Bookings. For purposes of Take Rate, Gross Bookings include the impact of our 2018 Divested Operations, defined as operations in (i) Southeast Asia prior to the sale of those operations to Grab and (ii) Russia/CIS prior to the formation of our Yandex.Taxi joint venture and excludes stock-based compensation.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Adjusted Net Revenue	$2,656	$3,533	33%	$7,653	$9,167	20%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
Adjusted Net Revenue increased $877 million, or 33%, primarily driven by growth in Trips and Gross Bookings within Rides and Eats. Rides Take Rate was 22.8%, up 0.5% from the same period in 2018, primarily driven by lower incentive spend in the U.S. and Canada markets. Eats Take Rate was 10.7%, an increase from 9.0% in the same period in 2018, primarily due to changes to our service fees combined with lower incentive spend in the U.S. and Canada markets.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net income (loss) attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Adjusted EBITDA	$(458)	$(585)	(28)%	$(1,030)	$(2,110)	(105)%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
Adjusted EBITDA loss increased $127 million, or 28%, primarily attributable to continued investments within our non-Rides offerings and an increase in corporate overhead as we scale the business. While adjusted EBITDA loss increased on an absolute dollar basis, our adjusted EBITDA margin as a percentage of Gross Bookings held flat compared to the same period in 2018 at (4)% driven by our focus to drive growth with operational efficiency.
Components of Results of Operations
The following discussion on trends in our components of results of operations excludes initial public offering (“IPO”) related impacts as well as the Driver appreciation award of $299 million, both of which occurred during the second quarter of 2019. The Driver appreciation award was accounted for as a Driver incentive. For additional information about our IPO, see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Revenue Recognition,” “Note 1 - Description of Business and Summary of Significant Accounting Policies - Revenue Recognition,” and “Note 2 - Revenue” to our audited consolidated financial statements included in our Prospectus.
Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue, exclusive of depreciation and amortization, consists primarily of insurance costs, credit card processing fees, hosting and co-located data center expenses, mobile device and service expenses, amounts related to fare chargebacks and other credit card losses, excess Driver incentives, and costs incurred with carriers for Freight transportation. Insurance expenses include coverage for auto liability, general liability, uninsured and underinsured motorist liability, and auto physical damage related to our Rides products and Eats offering. Excess Driver incentives are primarily related to our Rides products in emerging markets and our Eats offering.
We expect that cost of revenue, exclusive of depreciation and amortization, will increase on an absolute dollar basis for the foreseeable future to the extent we continue to see growth on the platform. As trips increase, we expect related increases for insurance costs, credit card processing fees, hosting and co-located data center expenses, and other cost of revenue, exclusive of depreciation and amortization. Cost of revenue, exclusive of depreciation and amortization, may vary as a percentage of revenue from period to period based on our investments in our business, including excess Driver incentives, and our Freight offering and New Mobility products, each of which have higher costs as a percentage of revenue than our Rides and Eats products, as we are the principal in these arrangements, as well as the cost of scooters, which are expensed once placed in service.
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
Sales and Marketing
Sales and marketing expenses consist primarily of compensation expenses, including stock-based compensation to sales and marketing employees, advertising expenses, expenses related to consumer acquisition and retention, including consumer discounts, rider facing loyalty programs, promotions, refunds, and credits, Driver referrals, and allocated overhead. We expense advertising and other promotional expenditures as incurred.
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
Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount.
Other Income (Expense), Net
Other income (expense), net primarily includes the following items:

•	Interest income, which consists primarily of interest earned on our cash and cash equivalents and restricted cash and cash equivalents.

•	Gain on business divestitures, which consists of gain on sale of divested operations.

•	Gain (loss) on debt and equity securities, net, which consists primarily of gains from fair value adjustments relating to our investments such as our investment in Didi.

•
Foreign currency exchange gains (losses), net, which consist primarily of remeasurement of transactions and monetary assets and liabilities denominated in currencies other than the functional currency at the end of the period.

•
Change in fair value of embedded derivatives, which consists primarily of gains and losses on embedded derivatives related to our Convertible Notes until their extinguishment in connection with our IPO.

•	Gain on extinguishment of convertible notes and settlement of derivative.

•	Other, which consists primarily of changes in the fair value of warrants and income from forfeitures of warrants.
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
Equity Method Investment, Net of Tax
Equity method investment, net of tax includes the results of our share of income or loss from our Yandex.Taxi joint venture.

Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019

Revenue	$2,944	$3,813	$8,296	$10,078
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,510	1,860	4,008	5,281
Operations and support	387	498	1,108	1,796
Sales and marketing	785	1,113	2,177	3,375
Research and development	434	755	1,139	4,228
General and administrative	460	591	1,527	2,652
Depreciation and amortization	131	102	317	371
Total costs and expenses	3,707	4,919	10,276	17,703
Loss from operations	(763)	(1,106)	(1,980)	(7,625)
Interest expense	(161)	(90)	(453)	(458)
Other income (expense), net	(54)	49	4,946	707
Income (loss) before income taxes and loss from equity method investment	(978)	(1,147)	2,513	(7,376)
Provision for income taxes	1	3	605	20
Loss from equity method investment, net of tax	(15)	(9)	(32)	(25)
Net income (loss) including non-controlling interests	(994)	(1,159)	1,876	(7,421)
Less: net income (loss) attributable to non-controlling interests, net of tax	(8)	3	(8)	(11)
Net income (loss) attributable to Uber Technologies, Inc.	$(986)	$(1,162)	$1,884	$(7,410)

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019

Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	51%	49%	48%	52%
Operations and support	13%	13%	13%	18%
Sales and marketing	27%	29%	26%	33%
Research and development	15%	20%	14%	42%
General and administrative	16%	15%	18%	26%
Depreciation and amortization	4%	3%	4%	4%
Total costs and expenses (1)	126%	129%	124%	176%
Loss from operations	(26)%	(29)%	(24)%	(76)%
Interest expense	(5)%	(2)%	(5)%	(5)%
Other income (expense), net	(2)%	1%	60%	7%
Income (loss) before income taxes and loss from equity method investment (1)	(33)%	(30)%	30%	(73)%
Provision for income taxes	—%	—%	7%	—%
Loss from equity method investment, net of tax	(1)%	—%	—%	—%
Net income (loss) including non-controlling interests (1)	(34)%	(30)%	23%	(74)%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%	—%	—%
Net income (loss) attributable to Uber Technologies, Inc. (1)	(33)%	(30)%	23%	(74)%
(1) Totals of percentage of revenues may not foot due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2018 and 2019
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Rides (1)	$2,425	$2,895	19%	$7,037	$7,689	9%
Eats	394	645	64%	1,023	1,776	74%
Freight	122	218	78%	231	512	122%
Other Bets	3	38	**	5	84	**
ATG and Other Technology Programs (2)	—	17	**	—	17	**
Total revenue	$2,944	$3,813	30%	$8,296	$10,078	21%
(1) Including previously reported Other Core Platform revenue of $54 million and $29 million for the third quarter of 2018 and 2019, respectively, and $195 million and $99 million for the nine months ended September 30, 2018 and 2019, respectively.
(2) Including $17 million collaboration revenue from Toyota recognized in the third quarter of 2019.
** Percentage not meaningful.
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
Revenue increased $869 million, or 30%, primarily attributable to an increase in Gross Bookings of 29% which was made up of a 20% increase in Rides, a 73% increase in Eats, and a 101% increase in other offerings including Freight and Other Bets. The overall increase in Gross Bookings was driven by a 26% increase in MAPCs due to global expansion of our Eats product offerings combined with wider market adoption of our Rides product, and overall growth in our other offerings. In the third quarter of 2019, we also recognized $17 million in revenue related to our three-year joint collaboration agreement with Toyota and DENSO.

Nine Months Ended September 30, 2019 Compared with the Same Period in 2018
Revenue increased $1.8 billion, or 21%, primarily attributable to an increase in Gross Bookings of 32% which was made up of a 20% increase in Rides, an 89% increase in Eats, and a 137% increase in other offerings including Freight and Other Bets. The overall increase in Gross Bookings was driven by a 26% increase in MAPCs due to global expansion of our Eats product offerings combined with wider market adoption of our Rides product, and overall growth in our other offerings.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,510	$1,860	23%	$4,008	$5,281	32%
Percentage of revenue	51%	49%		48%	52%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
Cost of revenue, exclusive of depreciation and amortization, increased $350 million, or 23%, primarily attributable to an increase in carrier payments related to our Freight business and insurance and credit card processing expenses due to overall growth in trips in our Rides and Eats businesses.
Nine Months Ended September 30, 2019 Compared with the Same Period in 2018
Cost of revenue, exclusive of depreciation and amortization, increased $1.3 billion, or 32%, primarily attributable to an increase in carrier payments related to our Freight business, excess Driver incentives, and insurance and credit card processing expenses due to overall growth in trips in our Rides and Eats businesses. Excess Driver incentives increased $280 million for the nine months ended September 30, 2019 compared to the same period in 2018.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Operations and support	$387	$498	29%	$1,108	$1,796	62%
Percentage of revenue	13%	13%		13%	18%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
Operations and support expenses increased $111 million, or 29%, primarily attributable to an increase in employee headcount costs, stock-based compensation, and support function expenses.
Nine Months Ended September 30, 2019 Compared with the Same Period in 2018
Operations and support expenses increased $688 million, or 62%, primarily attributable to an increase in employee headcount costs and stock-based compensation related to RSUs with a performance condition satisfied upon our IPO registration statement.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Sales and marketing	$785	$1,113	42%	$2,177	$3,375	55%
Percentage of revenue	27%	29%		26%	33%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
Sales and marketing expenses increased $328 million, or 42%, primarily attributable to an increase in consumer discounts, rider facing loyalty expense, credits and refunds, and employee headcount costs and stock-based compensation. Consumer discounts, rider facing loyalty expense, promotions, credits and refunds increased $318 million to $656 million compared to $338 million in the same period in 2018.
Nine Months Ended September 30, 2019 Compared with the Same Period in 2018
Sales and marketing expenses increased $1.2 billion, or 55%, primarily attributable to an increase in consumer discounts, rider facing loyalty expense, promotions, credits and refunds, and employee headcount costs and stock-based compensation related to RSUs with a performance condition satisfied upon our IPO registration statement. Consumer discounts, rider facing loyalty expense, promotions, credits and refunds increased $813 million to $1.8 billion compared to $958 million in the same period in 2018.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Research and development	$434	$755	74%	$1,139	$4,228	271%
Percentage of revenue	15%	20%		14%	42%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
Research and development expenses increased $321 million, or 74%, primarily attributable to an increase in employee headcount costs and stock-based compensation.
Nine Months Ended September 30, 2019 Compared with the Same Period in 2018
Research and development expenses increased $3.1 billion, or 271%, primarily attributable to an increase in employee headcount costs and stock-based compensation related to RSUs with a performance condition satisfied upon our IPO registration statement.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

General and Administrative	$460	$591	28%	$1,527	$2,652	74%
Percentage of revenue	16%	15%		18%	26%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
General and administrative expenses increased $131 million, or 28%, primarily attributable to an increase in employee headcount costs and stock-based compensation.
Nine Months Ended September 30, 2019 Compared with the Same Period in 2018
General and administrative expenses increased $1.1 billion, or 74%, primarily attributable to an increase in employee headcount costs, stock-based compensation related to RSUs with a performance condition satisfied upon our IPO registration statement, and legal, tax, and regulatory reserve changes and settlements expenses.
Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Depreciation and amortization	$131	$102	(22)%	$317	$371	17%
Percentage of revenue	4%	3%		4%	4%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
Depreciation and amortization expenses decreased $29 million, or 22%, primarily attributable to computer equipment and leasehold improvements.
Nine Months Ended September 30, 2019 Compared with the Same Period in 2018
Depreciation and amortization expenses increased $54 million, or 17%, primarily attributable to data center servers depreciation.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Interest expense	$(161)	$(90)	(44)%	$(453)	$(458)	1%
Percentage of revenue	(5)%	(2)%		(5)%	(5)%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
Interest expense decreased by $71 million or 44%, primarily due to the conversion of our 2021 Convertible Notes and the 2022 Convertible Notes upon our IPO, partially offset by additional interest expense resulting from the issuance of our 2023 Senior Notes and our 2026 Senior Notes in October 2018.
Nine Months Ended September 30, 2019 Compared with the Same Period in 2018
Interest expense increased by $5 million, or 1%, primarily due to interest expense resulting from our entry into the $1.5 billion 2018 Senior Secured Term Loan in April 2018, the issuance of $0.5 billion of our 2023 Senior Notes and $1.5 billion of our 2026 Senior Notes in October 2018, partially offset by the conversion of our 2021 Convertible Notes and the 2022 Convertible Notes upon our IPO.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Interest income	$27	$76	181%	$69	$184	167%
Foreign currency exchange gains (losses), net	(18)	8	(144)%	(42)	—	(100)%
Gain on business divestitures	7	—	(100)%	3,208	—	(100)%
Gain (loss) on debt and equity securities, net	—	(13)	**	1,984	1	(100)%
Change in fair value of embedded derivatives	(89)	—	(100)%	(491)	58	112%
Gain on extinguishment of convertible notes and settlement of derivatives	—	—	**	—	444	100%
Other	19	(22)	(216)%	218	20	(91)%
Other income (expense), net	$(54)	$49	(191)%	$4,946	$707	(86)%
Percentage of revenue	(2)%	1%		60%	7%
** Percentage not meaningful.
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
Interest income increased by $49 million or 181% primarily due to interest income earned on higher average cash balances from the proceeds of our IPO.
Foreign currency exchange gains (losses), net increased by $26 million due to unrealized impacts on foreign exchange resulting from remeasurement of our foreign currency monetary assets and liabilities denominated in currencies other than the functional currency of an entity.
Gain on business divestitures decreased by $7 million due to the non-recurrence in 2019 of gains on the divestitures of our Russia/CIS operations and Southeast Asia operations in 2018.
Gain (loss) on debt and equity securities, net decreased to $13 million primarily due to loss from fair value adjustment of our non-marketable securities.
Change in fair value of embedded derivatives increased by $89 million as a result of settlement of convertible debts in second quarter of 2019 and therefore no changes in fair value of embedded derivatives during the third quarter of 2019.
Other decreased by $41 million primarily due to loss from fair value adjustments of put/call options during the third quarter of 2019.
Nine Months Ended September 30, 2019 Compared with the Same Period in 2018
Interest income increased by $115 million or 167% primarily due to interest income earned on higher average cash balances from the proceeds of our IPO and additional investment from our ATG investors.

Foreign currency exchange gains (losses), net increased by $42 million due to unrealized impacts on foreign exchange resulting from remeasurement of our foreign currency monetary assets and liabilities denominated in currencies other than the functional currency of an entity.
Gain on business divestitures decreased by $3.2 billion due to the non-recurrence in 2019 of gains on the divestitures of our Russia/CIS and Southeast Asia operations in 2018.
Gain (loss) on debt and equity securities, net decreased by $2.0 billion primarily due to the non-recurrence in 2019 of a gain from a fair value adjustment of our Didi investment in 2018.
Change in fair value of embedded derivatives increased by $549 million as a result of their revaluation, primarily due to changes in discount yield and time to liquidity.
Gain on extinguishment of convertible notes and settlement of derivatives increased by $444 million due to the conversion of our 2021 Convertible Notes and the 2022 Convertible Notes and settlement of the related derivative in connection with our IPO during the second quarter of 2019.
Other decreased by $198 million primarily due to income from forfeitures of warrants during the nine months ended September 30, 2018.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Provision for income taxes	$1	$3	200%	$605	$20	(97)%
Effective tax rate	—%	—%		24%	—%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
Income tax expense increased by $2 million due to a decrease in tax benefit from U.S. losses partially offset by a decrease in tax expense on foreign earnings.
Nine Months Ended September 30, 2019 Compared with the Same Period in 2018
Income tax expense decreased by $585 million, which is primarily driven by the deferred U.S. tax expense related to our investment in Didi and Grab and deferred China tax related to our investment in Didi that incurred during the first quarter of 2018.
In March 2019, we initiated a series of transactions resulting in changes to our international legal structure, including a redomiciliation of a subsidiary to the Netherlands and a transfer of certain intellectual property rights among our wholly owned subsidiaries, primarily to align our structure to our evolving operations. The redomiciliation resulted in a step-up in the tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets in an amount of $6.1 billion, net of a reserve for uncertain tax positions of $1.3 billion. Based on available objective evidence, we believe it was not more-likely-than-not that these additional foreign deferred tax assets would be realizable as of September 30, 2019 and, therefore, they were offset by a full valuation allowance to the extent not offset by reserves from uncertain tax positions.
Loss from Equity Method Investment, Net of Tax

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Loss from equity method investment, net of tax	$(15)	$(9)	40%	$(32)	$(25)	22%
Percentage of revenue	(1)%	—%		—%	—%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
Loss from equity method investment, net of tax decreased by $6 million due to a decrease in our portion of the net loss from our Yandex.Taxi joint venture.
Nine Months Ended September 30, 2019 Compared with the Same Period in 2018
Loss from equity method investment, net of tax decreased by $7 million primarily due to a decrease in our portion of the net loss from our Yandex.Taxi joint venture and amortization expense on intangible assets resulting from the basis difference in this investment.

Segment Results of Operations
We operate our business as five operating and reportable segments: Rides, Eats, Freight, Other Bets, and ATG and Other Technology Programs. For additional information about our segments, see Note 14 - Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Adjusted Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Rides (1)	$2,340	$2,868	23%	$6,823	$7,586	11%
Eats	191	392	105%	594	968	63%
Freight	122	218	78%	231	512	122%
Other Bets	3	38	**	5	84	**
ATG and Other Technology Programs collaboration revenue (2)	—	17	**	—	17	**
Adjusted Net Revenue	$2,656	$3,533	33%	$7,653	$9,167	20%
(1) Including previously reported Other Core Platform revenue of $54 million and $29 million for the third quarter of 2018 and 2019, respectively, and $195 million and $99 million for the nine months ended September 30, 2018 and 2019, respectively.
(2) Including $17 million collaboration revenue from Toyota recognized in the third quarter of 2019. Refer to Note 17 - Non-Controlling Interests of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on collaboration revenue.
** Percentage not meaningful.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, operations and support, sales and marketing, and general and administrative and research and development expenses associated with our segments. Segment adjusted EBITDA also excludes any non-cash items or items that management does not believe are reflective of our ongoing core operations. Our segment adjusted EBITDA measures replace what was previously reported as contribution profit (loss) and maintains the same definition. Previously reported Core Platform contribution profit (loss) is the sum of Rides adjusted EBITDA and Eats adjusted EBITDA, and previously reported Other Bets contribution profit (loss) is the sum of Freight adjusted EBITDA and Other Bets adjusted EBITDA.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2018	2019	% Change	2018	2019	% Change

Rides	$416	$631	52%	$1,346	$1,329	(1)%
Eats	(189)	(316)	(67)%	(323)	(911)	(182)%
Freight	(31)	(81)	(161)%	(79)	(162)	(105)%
Other Bets	(12)	(72)	**	(12)	(184)	**
ATG and Other Technology Programs	(132)	(124)	6%	(432)	(369)	15%
Corporate G&A and Platform R&D (1), (2)	(501)	(623)	(24)%	(1,403)	(1,813)	(29)%
Impact of 2018 Divested Operations (1)	(9)	—	100%	(127)	—	100%
Adjusted EBITDA(3)	$(458)	$(585)	(28)%	$(1,030)	$(2,110)	(105)%
(1) Excluding stock-based compensation expense.
(2)  Includes costs that are not directly attributable to the Company’s reportable segments. Corporate G&A also includes certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs. Platform R&D also includes mapping and payment technologies and support and development of the internal technology infrastructure. The Company’s allocation methodology is periodically evaluated and may change.
(3) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
** Percentage not meaningful.

Rides Segment
For the three months ended September 30, 2019 compared to the same period in 2018, Rides adjusted net revenue increased $528 million (23%) and Rides adjusted EBITDA profit increased $215 million (52%).
Rides adjusted net revenue increased primarily attributable to U.S. pricing changes and deeper penetration into international markets. Rides Take Rate improved to 22.8% from 22.3% in the same period in 2018 driven by optimization of incentive spend.
Rides adjusted EBITDA profit increased primarily attributable to an increase in Rides adjusted net revenue, partially offset by an increase in consumer promotions expense and variable costs attributable to the overall growth of the business.
For the nine months ended September 30, 2019 compared to the same period in 2018, Rides adjusted net revenue increased $763 million (11%) and Rides Adjusted EBITDA profit decreased $17 million (1%).
Rides adjusted net revenue increased primarily attributable to U.S. pricing changes effective in the second and third quarter of 2019 and deeper penetration into international markets, partially offset by a one-time driver appreciation award. Rides Take Rate was 21.0% from 22.4% in the same period in 2018 driven by an increase in incentive spend.
Rides adjusted EBITDA profit decreased primarily attributable to an increase in consumer promotions expense and variable costs attributable to the overall growth of the business, partially offset by an increase in Rides adjusted net revenue.
Eats Segment
For the three months ended September 30, 2019 compared to the same period in 2018, Eats adjusted net revenue increased $201 million (105%) and Eats adjusted EBITDA loss increased $127 million (67%).
Eats adjusted net revenues increased primarily attributable to an increase in Gross Bookings of 73%, mainly due to changes to our service fees in U.S. and Canada markets, continued expansion into international markets, as well as lower courier incentive spend.
Eats adjusted EBITDA loss increased primarily attributable to an increase in consumer promotions, brand marketing, and employee headcount costs. These increases were partially offset by an increase in adjusted net revenue, with a Take Rate improvement of 1.7% to 10.7%.
For the nine months ended September 30, 2019 compared to the same period in 2018, Eats adjusted net revenue increased $374 million (63%) and Eats adjusted EBITDA loss increased $588 million (182%).
Eats adjusted net revenue increased primarily attributable to an increase in Gross Bookings of 89%, mainly due to changes to our service fees in U.S. and Canada and continued expansion into international markets. These increases were partially offset by a one-time driver appreciation award as well as higher courier incentive spend, primarily in our international markets.
Eats adjusted EBITDA loss increased primarily attributable to an increase in consumer promotions, brand marketing, and employee headcount costs. These increases were partially offset by an increase in Eats adjusted net revenue.
Freight Segment
For the three months ended September 30, 2019 compared to the same period in 2018, Freight adjusted net revenue increased $96 million (78%) and Freight adjusted EBITDA loss increased $50 million (161%).
Freight adjusted net revenue increased primarily attributable to an increase in load volume over 100% domestically as the business expands the number of shippers and carriers on the network despite industry wide conditions that have led to a decline in revenue per load.
Freight adjusted EBITDA loss increased attributable to an increase in investment spend in our Freight offerings as we continue to grow the business.
For the nine months ended September 30, 2019 compared to the same period in 2018, Freight adjusted net revenue increased $281 million (122%) and Freight adjusted EBITDA loss increased $83 million (105%).
Freight adjusted net revenue increased primarily attributable to an increase in load volume over 100% domestically as the business expands the number of shippers and carriers on the network despite industry wide conditions that have led to a decline in revenue per load.
Freight adjusted EBITDA loss increased attributable to an increase in investment spend in our Freight offerings as we continue to grow the business.
Other Bets Segment
For the three months ended September 30, 2019 compared to the same period in 2018, Other Bets adjusted net revenue increased $35 million and Other Bets adjusted EBITDA loss increased $60 million.

Other Bets adjusted net revenue increased as we continue to expand the reach of our New Mobilities offerings.
Other Bets adjusted EBITDA loss increased attributable to an increase in investment spend in our new mobility offerings as we continue to launch in new cities.
For the nine months ended September 30, 2019 compared to the same period in 2018, Other Bets adjusted net revenue increased $79 million and Other Bets adjusted EBITDA loss increased $172 million.
Other Bets adjusted net revenue increased as we continue to expand the reach of our New Mobilities offerings.
Other Bets adjusted EBITDA loss increased attributable to an increase in investment spend in our new mobility offerings as we continue to launch in new cities.
ATG and Other Technology Programs Segment
For the three months ended September 30, 2019 compared to the same period in 2018, ATG and Other Technology Programs adjusted net revenue increased $17 million and ATG and Other Technology Programs adjusted EBITDA loss decreased $8 million (6%)
ATG and Other Technology Programs adjusted net revenue increased attributable to collaboration revenue related to our three-year joint collaboration agreement with Toyota and DENSO.
ATG and Other Technology Programs adjusted EBITDA loss decreased attributable to an increase in adjusted net revenue, partially offset by an increase in employee headcount and facilities costs.
For the nine months ended September 30, 2019 compared to the same period in 2018, ATG and Other Technology Programs adjusted net revenue increased $17 million and ATG and Other Technology Programs adjusted EBITDA loss decreased $63 million (15%).
ATG and Other Technology Programs adjusted net revenue increased attributable to collaboration revenue related to our three-year joint collaboration agreement with Toyota and DENSO.
ATG and Other Technology Programs adjusted EBITDA loss decreased attributable to an increase in adjusted net revenue combined with lower research and development costs. These were partially offset by an increase in employee headcount and facilities costs.
Reconciliations of Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business and assess our performance. In addition to revenue, net income (loss), loss from operations, and other results under GAAP, we use Adjusted Net Revenue and Adjusted EBITDA, as well as revenue and ANR growth rates in constant currency, which are described below, to evaluate our business. We have included these non-GAAP financial measures because they are key measures used by our management to evaluate our operating performance. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. Our calculation of these non-GAAP financial measures may differ from similarly-titled non-GAAP measures, if any, reported by our peer companies. These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.
Adjusted Net Revenue
We define Adjusted Net Revenue as revenue less (i) excess Driver incentives and (ii) Driver referrals. We define Rides Adjusted Net Revenue as Rides revenue less (i) excess Driver incentives and (ii) Driver referrals. We define Eats Adjusted Net Revenue as Eats revenue less (i) excess Driver incentives and (ii) Driver referrals. We believe that this measure is informative of our top line performance because it measures the total net financial activity reflected in the amount earned by us after taking into account all Driver and restaurant earnings, Driver incentives, and Driver referrals. Adjusted Net Revenue is lower than revenue in all reported periods.
Excess Driver incentives refer to cumulative payments, including incentives but excluding Driver referrals, to a Driver that exceed the cumulative revenue that we recognize from a Driver with no future guarantee of additional revenue. Cumulative payments to a Driver could exceed cumulative revenue from a Driver as a result of Driver incentives or when the amount paid to a Driver for a Trip exceeds the fare charged to the consumer. Further, cumulative payments to Drivers for Eats deliveries historically have exceeded the cumulative delivery fees paid by consumers. Excess Driver incentives are recorded in cost of revenue, exclusive of depreciation and amortization. Driver referrals are recorded in sales and marketing expenses. Driver incentives and Driver referrals largely depend on our business decisions based on market conditions. We include the impact of these amounts in Adjusted Net Revenue to evaluate how increasing or decreasing incentives would impact our top line performance, and the overall net financial activity between us and our customers, which ultimately impacts our Take Rate, which is calculated as Adjusted Net Revenue as a percentage of Gross Bookings. For purposes of Take Rate, Gross Bookings include the impact of our 2018 Divested Operations. Management views Driver incentives and Driver referrals as Driver payments in the aggregate, whether they are classified as Driver incentives, excess Driver incentives, or Driver referrals.

These amounts largely depend on our business decisions based on market conditions. We include the impact of these amounts in Adjusted Net Revenue as it is useful to evaluate how increasing or decreasing incentives would impact our top line performance, and the overall net financial activity between us and our customers, which ultimately impacts our Take Rate.
Adjusted Net Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for revenue prepared in accordance with GAAP. The following tables present reconciliations of Adjusted Net Revenue, Rides Adjusted Net Revenue and Eats Adjusted Net Revenue to the most directly comparable GAAP financial measures for each of the periods indicated. Freight Adjusted Net Revenue, Other Bets Adjusted Net Revenue and ATG and Other Technology Programs Adjusted Net Revenue do not include excess Driver incentives or Driver referrals and are equal to GAAP net revenue in all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2019	2018	2019

Adjusted Net Revenue reconciliation:
Revenue	$2,944	$3,813	$8,296	$10,078
Deduct:
Excess Driver incentives	(253)	(259)	(545)	(825)
Driver referrals	(35)	(21)	(98)	(86)
Adjusted Net Revenue	$2,656	$3,533	$7,653	$9,167

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2019	2018	2019

Rides Adjusted Net Revenue reconciliation:
Rides revenue	$2,425	$2,895	$7,037	$7,689
Deduct:
Excess Driver incentives	(53)	(12)	(124)	(34)
Driver referrals	(32)	(15)	(90)	(69)
Rides Adjusted Net Revenue	$2,340	$2,868	$6,823	$7,586

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2019	2018	2019

Eats Adjusted Net Revenue reconciliation:
Eats revenue	$394	$645	$1,023	$1,776
Deduct:
Excess Driver incentives	(200)	(247)	(421)	(791)
Driver referrals	(3)	(6)	(8)	(17)
Eats Adjusted Net Revenue	$191	$392	$594	$968
The comparability of the results for the periods presented above was impacted by our 2018 Divested Operations. The 2018 Divested Operations decreased Adjusted Net Revenue by $4 million during the nine months ended September 30, 2018 due to excess Driver incentives and Driver referrals for the 2018 Divested Operations being greater than revenue for the 2018 Divested Operations in the period.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), excluding (i) income (loss) from discontinued operations, net of income taxes, (ii) net income (loss) attributable to non-controlling interests, net of tax, (iii) provision for (benefit from) income taxes, (iv) income (loss) from equity method investment, net of tax, (v) interest expense, (vi) other income (expense), net, (vii) depreciation and amortization, (viii) stock-based compensation expense, (ix) certain legal, tax, and regulatory reserve changes and settlements, (x) asset impairment/loss on sale of assets, (xi) acquisition and financing related expenses, (xii) restructuring charges and (xiii) other items not indicative of our ongoing operating performance.
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

•	Adjusted EBITDA excludes other items not indicative of our ongoing operating performance;

•	Adjusted EBITDA does not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;

•
Adjusted EBITDA does not reflect the components of other income (expense), net, which includes interest income, foreign currency exchange gains (losses), net, gain on business divestitures, gain (loss) on debt and equity securities, net, and change in fair value of embedded derivatives; and

•	Adjusted EBITDA excludes certain legal, tax, and regulatory reserve changes and settlements that may reduce cash available to us.
 The following table presents a reconciliation of net income (loss) attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2019	2018	2019

Adjusted EBITDA reconciliation:
Net income (loss) attributable to Uber Technologies, Inc.	$(986)	$(1,162)	$1,884	$(7,410)
Add (deduct):
Net income (loss) attributable to non-controlling interests, net of tax	(8)	3	(8)	(11)
Provision for (benefit from) income taxes	1	3	605	20
(Income) loss from equity method investment, net of tax	15	9	32	25
Interest expense	161	90	453	458
Other (income) expense, net	54	(49)	(4,946)	(707)
Depreciation and amortization	131	102	317	371
Stock-based compensation expense	64	401	147	4,353
Legal, tax, and regulatory reserve changes and settlements	56	(27)	308	353
Driver appreciation award	—	—	—	299
Payroll tax on IPO stock-based compensation	—	—	—	86
Asset impairment/loss on sale of assets	54	—	167	8
Acquisition and financing related expenses	—	—	15	—
Gain on restructuring of lease arrangement	—	—	(4)	—
Restructuring charges	—	45	—	45
Adjusted EBITDA	$(458)	$(585)	$(1,030)	$(2,110)
The comparability of the results for the periods presented above was impacted by our 2018 Divested Operations. During the three and nine months ended September 30, 2018, the 2018 Divested Operations decreased net income (loss) attributable to Uber Technologies, Inc. by $9 million and $127 million, respectively.
Constant Currency
We compare the percent change in our current period results from the corresponding prior period using constant currency disclosure. We present constant currency growth rate information to provide a framework for assessing how our underlying revenue and ANR performed excluding the effect of foreign currency rate fluctuations. We calculate constant currency by translating our current period financial results using the corresponding prior period’s monthly exchange rates for our transacted currencies other than the U.S. dollar.
Liquidity and Capital Resources

	Nine Months Ended September 30,
(In millions)	2018	2019

Net cash used in operating activities	$(860)	$(2,522)
Net cash used in investing activities	(539)	(79)
Net cash provided by financing activities	2,163	9,022
Operating Activities
Net cash used in operating activities was $2.5 billion for the nine months ended September 30, 2019, primarily consisting of $7.4 billion of net loss, adjusted for certain non-cash items, which primarily included $4.4 billion of stock-based compensation expense, $444 million of gain on extinguishment of convertible notes, depreciation and amortization expense of $371 million, $80 million in accretion of discount on our long-term debt, as well as a $562 million decrease in cash consumed by working capital primarily driven by an increase in our accrued expenses and insurance reserves, partially offset by higher accounts receivable and prepaid expenses.
Net cash used in operating activities was $860 million for the nine months ended September 30, 2018, primarily consisting of $1.9 billion of net income, adjusted for certain non-cash items, which primarily included a $3.2 billion gain on business divestitures related to our 2018 Divested Operations, gain on debt and equity securities, net of $2.0 billion related to our investment in Didi, $420 million change in deferred income taxes, $491 million of revaluation expense of our derivative liabilities, depreciation and amortization expense of $317 million, $231 million in accretion of discount on our long-term debt, and $145 million of stock-based compensation expense, as well as an $638 million decrease in cash consumed by working capital primarily driven by an increase in our insurance reserves and accrued expenses, partially offset by and higher accounts receivable and prepaid expenses.
Investing Activities
Net cash used in investing activities was $79 million for the nine months ended September 30, 2019, primarily consisting of $406 million in purchases of property and equipment, partially offset by $293 million in proceeds from business disposal, net of cash divested.
Net cash used in investing activities was $539 million for the nine months ended September 30, 2018, primarily consisting of $412 million contributed to equity method investees and $362 million in purchases of property and equipment, partially offset by $329 million of proceeds from sales and disposals of property and equipment.
Financing Activities
Net cash provided by financing activities was $9.0 billion for the nine months ended September 30, 2019, primarily consisting of $8.0 billion of net proceeds received from issuance of common stock upon our IPO, net of offering costs, $500 million of proceeds received from issuance of common stock related to a private placement, partially offset by $1.5 billion of taxes paid related to net share settlement of equity awards, $1.2 billion of proceeds from issuance of term loan and senior notes, net of issuance costs and $120 million of principal payments on financing leases.
Net cash provided by financing activities was $2.2 billion for the nine months ended September 30, 2018, primarily consisting of $1.5 billion from issuance of term loan, net of issuance costs, $1.3 billion in proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs, partially offset by $491 million of principal repayment on revolving lines of credit.
Other Information
As of September 30, 2019, $1.0 billion of our $12.7 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We also believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2019:

	Payments Due by Period
(In millions)	Total	Remaining 2019	2020 - 2021	2022 - 2023	Thereafter

Long-term debt (1)	$5,797	$7	$54	$1,620	$4,116
Financing obligation (2)	858	1	12	12	833
Operating lease commitments (2)	3,847	59	549	515	2,724
Finance lease commitments (2)	292	37	236	19	—
Non-cancelable purchase obligations (3)	160	9	137	14	—
Total contractual obligations	$10,954	$113	$988	$2,180	$7,673
(1) Refer to Note 8 - Long-Term Debt and Revolving Credit Arrangements of Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding our long-term debt obligations.
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
As of September 30, 2019, we had recorded liabilities of $62 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonable estimate of the timing of payments in individual years particularly beyond 12 months. As a result, this amount is not included in the table above.
The table above also excludes the purchase price of $1.4 billion in cash and up to approximately $1.7 billion of the Careem Convertible Notes for the Careem acquisition.
For additional discussion on our operating and finance leases as well as purchase commitments, see Note 6 - Leases and Note 15 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $164 million as of September 30, 2019.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $8.2 billion and $14.6 billion as of December 31, 2018 and September 30, 2019, respectively. Our cash and cash equivalents primarily consist of cash deposits, money market funds and U.S. government securities. We do not enter into investments for trading or speculative purposes. Our investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income by $142 million and $328 million for the three and nine months ended September 30, 2019, respectively.
We have significant risk related to the carrying amounts of investments in other companies, including our minority-owned affiliates, compared to their fair value, as all of our investments are currently in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. As of September 30, 2019, our recorded value in investments is $11.8 billion, including equity method investments.
Foreign Currency Risk
We transact business globally in multiple currencies. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We are exposed to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, including the Australian dollar, Euro, Brazilian real, British pound, Argentine peso and Mexican peso. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. dollars. Our foreign currency risk is partially mitigated as our revenue recognized in currencies other than the U.S. dollar is diversified across geographic regions and we incur expenses in the same currencies in such regions.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 15 to Our Unaudited Condensed Consolidated Financial Statements
Note 15 - Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended September 30, 2019 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 15 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:

•	O’Connor, et al., v. Uber Technologies, Inc., et al and Yucesoy v. Uber Technologies, Inc., et al.

•	Google v. Levandowski; Google v. Levandowski & Ron

•	Criminal Prosecution in Copenhagen
Legal Proceedings That Are Not Described in Note 15 to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 15 to our condensed consolidated financial statements for the quarter ended September 30, 2019 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
The Court of Appeal heard the case on October 31, 2018 and November 1, 2018 and rejected our appeal in a majority decision on December 19, 2018. We have been granted permission to appeal to the Supreme Court. A hearing at the Supreme Court is expected to take place in the second quarter of 2020 with a decision in the third quarter of 2020. The plaintiffs have not quantified their claim and if they are successful in establishing “worker” status, any damages will be considered at a future hearing. The amount of compensation sought by the plaintiffs in the case is not currently known. Losing the case may lead the UK tax regulator (HMRC) to classify us as a transportation provider, requiring us to pay VAT (20%) on Gross Bookings both retroactively and prospectively. Further, if Drivers are determined to be workers, they may be entitled to additional benefits and payments, and we may be subject to penalties, back taxes, and fines.
Australia Class Action
In May 2019, an Australian law firm filed a class action in the Supreme Court of Victoria, Australia, against us and certain of our subsidiaries, on behalf of certain participants in the taxi and hire-car industry. In its announcement of the filing, this law firm stated that more than 6,000 participants had registered to join the action. The cause of action alleged in the statement of claim is the tort of conspiracy by unlawful means. The plaintiff alleges that the Uber entities conspired to injure the group members in four Australian jurisdictions during the period 2014 to 2017 by either directly breaching transport legislation or commissioning offenses against transport legislation by UberX Drivers. We deny these allegations and intend to vigorously defend against the lawsuit.
Other Legal Proceedings
While it is not possible to determine the outcome of the legal actions, investigations, and proceedings brought against us, we believe that, except for the matters described above, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could be material to our consolidated results of operations in any one accounting period. We are currently involved in, and may in the future be involved in, legal proceedings, litigation, claims, and government investigations in the ordinary course of business. In addition, the nature of our business exposes us to claims related to the classification of Drivers and the compliance of our business with applicable law. This risk is enhanced in certain jurisdictions outside the United States where we may be less protected under local laws than we are in the United States. Although the results of the legal proceedings, claims, and government investigations in which we are involved cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or operating results. Regardless of final outcomes, however, any such legal proceedings, claims, and government investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.

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
To remain competitive in certain markets and generate network scale and liquidity, we have in the past lowered, and expect in the future to continue to lower, fares or service fees, and we have offered and expect to continue to offer significant Driver incentives and consumer discounts and promotions. At times, in certain geographic markets, we have offered, and expect to continue to offer, Driver incentives that cause the total amount of the fare that a Driver retains, combined with the Driver incentives a Driver receives from us, to increase, at times meeting or exceeding the amount of Gross Bookings we generate for a given Trip. In certain geographic markets and regions, we do not have a leading category position, which may result in us choosing to further increase the amount of Driver incentives and consumer discounts and promotions that we offer in those geographic markets and regions. We cannot assure you that offering such Driver incentives and consumer discounts and promotions will be successful. Driver incentives, consumer discounts, promotions, and reductions in fares and our service fee have negatively affected, and will continue to negatively affect, our financial performance. Additionally, we rely on a pricing model to calculate consumer fares and Driver earnings, and we will likely in the future modify our pricing model and strategies. We cannot assure you that our pricing model or strategies will be successful in attracting consumers and Drivers.
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
We have incurred significant losses since inception. We incurred operating losses of $4.0 billion and $3.0 billion in the years ended December 31, 2017 and 2018, and as of September 30, 2019, we had an accumulated deficit of $15.3 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We anticipate that we will continue to incur losses in the near term as a result of expected substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, restaurants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; invest in ATG and Other Technology Programs; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products, such as UberPOOL, that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Uber Eats offering to grow the number of Uber Eats consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem and may continue to incur significant operating losses in the Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, we do not expect improvements to our operating results, at least in the near term.
Our business would be adversely affected if Drivers were classified as employees.
The classification of Drivers is currently being challenged in courts and by government agencies in the United States and abroad. We are involved in numerous legal proceedings globally, including putative class and collective class action lawsuits, demands for arbitration, charges and claims before administrative agencies, and investigations or audits by labor, social security, and tax authorities that claim that Drivers should be treated as our employees (or as workers or quasi-employees where those statuses exist), rather than as independent contractors. We believe that Drivers are independent contractors because, among other things, they can choose whether, when, and where to provide services on our platform, are free to provide services on our competitors’ platforms, and provide a vehicle to perform services on our platform. Nevertheless, we may not be successful in defending the classification of Drivers in some or all jurisdictions. Furthermore, the costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) relating to the classification of Drivers could be material to our business. For example, in March 2019, we reached a preliminary settlement in the O’Connor, et al., v. Uber Technologies, Inc. and Yucesoy v. Uber Technologies, Inc., et al., class actions, pursuant to which we agreed to pay $20 million to Drivers who contracted with us in California and Massachusetts but with whom we have not entered into arbitration agreements, and who sought damages against us based on misclassification, among other claims. The settlement was approved by the court in September 2019.
In addition, more than 80,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have reached agreements that would resolve the classification claims of a large majority of these Drivers. Under the agreements, certain Drivers are eligible for settlement payments, subject to a threshold number of the covered Drivers entering into individual settlement agreements. We anticipate the aggregate amount of payments to Drivers under these individual settlement agreements, together with attorneys’ fees, will fall within an approximate range of $146 million to $170 million, of which approximately $142 million has been paid as of September 30, 2019. Furthermore, we are involved in legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
Changes to foreign, state, and local laws governing the definition or classification of independent contractors, or judicial decisions regarding independent contractor classification, could require classification of Drivers as employees (or workers or quasi-employees where those statuses exist) and/or representation of Drivers by labor unions. For example, the California Supreme Court’s 2018 decision in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status in the context of California wage orders, was expanded and codified in California via Assembly Bill 5, which was signed into law in September 2019 and will be effective as of January 1, 2020. Government authorities may, and private plaintiffs have and other private plaintiffs may, bring litigation asserting that Assembly Bill 5 requires Drivers in California to be classified as employees. For example, a new lawsuit filed in California (Colopy v. Uber Technologies, Inc.) references Assembly Bill 5, and the plaintiff has filed a motion for preliminary injunction requesting the court to reclassify him and others similarly situated as employees. If we do not prevail in such actions, we may be required to treat Drivers in California as employees or make other changes to our business model in California. Furthermore, a plaintiff in another jurisdiction has filed, and other plaintiffs may file, similar motions for injunctive relief and if we do not prevail, we may be required to make changes to our business model in such jurisdictions. In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Policies and Estimates” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 1 in the section titled “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the disclosure in our Prospectus. We cannot predict whether Assembly Bill 5, or future legislation in other jurisdictions, may lead to other jurisdictions passing similar legislation. Although we have filed a ballot initiative in California with other companies to address Assembly Bill 5, we may be unsuccessful in our efforts and the measure may not pass. Other examples of recent judicial decisions relating to Driver classification include the Aslam, Farrar, Hoy and Mithu v. Uber BV, et al. ruling by the Employment Appeal Tribunal in the United Kingdom that found that Drivers are workers (rather than self-employed) and a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship. In Razak v. Uber Technologies, Inc., the Third Circuit Court of Appeals is reviewing misclassification claims by UberBLACK Drivers in Philadelphia following a summary judgment order in our favor at the district court level, and we expect a decision in the near term. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees (or as workers or quasi-employees where those statuses exist), we would incur significant additional expenses for compensating Drivers, potentially including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and penalties. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business and financial condition.
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
In 2019, we plan to release a safety report, which will provide the public with data related to reports of sexual assaults and other safety incidents claimed to have occurred on our platform in the United States. The public responses to this safety report or similar public reporting of safety incidents claimed to have occurred on our platform, which may include disclosure of reports provided to regulators, may result in negative media coverage and increased regulatory scrutiny and could adversely affect our reputation with platform users. Further unfavorable media coverage and negative publicity could adversely impact our financial results and future prospects. As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our various platform offerings. Additionally, following the closing of our acquisition of Careem, the Careem brand and its apps will continue to operate in parallel with our brand and apps, and any damage or reputational harm to the Careem brand could adversely impact our brand and reputation.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to 27,695 global employees as of September 30, 2019, of whom 14,614 were located outside the United States. We expect the total number of our employees located outside the United States to increase significantly as we expand globally, including as a result of our acquisition of Careem. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. For example, we operated without key leadership positions filled, including a chief operating officer and chief financial officer, for sustained periods of time. Moreover, in order to optimize our organizational structure, we have recently implemented reductions in force and may in the future implement other reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and the risk that we may not achieve the anticipated benefits from the reduction in force. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
If Drivers or carriers, or individuals impersonating Drivers or carriers, engage in criminal activity, misconduct, or inappropriate conduct or use our platform as a conduit for criminal activity, consumers and shippers may not consider our products and offerings safe, and we may receive negative press coverage as a result of our business relationship with such Driver or carrier, which would adversely impact our brand, reputation, and business. There have been numerous incidents and allegations worldwide of Drivers, or individuals impersonating Drivers, sexually assaulting, abusing, kidnapping and/or fatally injuring consumers, or otherwise engaging in criminal activity while using our platform. For example, in December 2014, a Driver in New Delhi, India kidnapped and raped a female consumer, and was convicted in October 2015. Furthermore, if consumers engage in criminal activity or misconduct while using our platform, Drivers and restaurants may be unwilling to continue using our platform. In addition, certain regions where we operate have high rates of violent crime, which has impacted Drivers and consumers in those regions. For example, in Latin America, there have been numerous and increasing reports of Drivers and consumers being victimized by violent crime, such as armed robbery, violent assault, and rape, while taking or providing a trip on our platform. If other criminal, inappropriate, or other negative incidents occur due to the conduct of platform users or third parties, our ability to attract platform users may be harmed, and our business and financial results could be adversely affected.
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
As of September 30, 2019, we operated in 67 countries, and markets outside the United States accounted for approximately 77% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local competitors. For example, we have been making significant investments in incentives and promotions to help drive growth in India, a country in which local competitors, particularly Ola, Swiggy, and Zomato, are well capitalized and have local operating expertise. In addition, in March 2019, we announced our agreement to acquire Careem and the expansion of our Uber Freight offering into Europe. Such investments may not be successful and may negatively affect our operating results.
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
Our Gross Bookings, revenue, and Adjusted Net Revenue growth rates (in particular with respect to our Ridesharing products) have slowed in recent periods, and we expect that they will continue to slow in the future. We believe that our growth depends on a number of factors, including our ability to:

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

In 2018, we derived 24% of our Ridesharing Gross Bookings from five metropolitan areas—Los Angeles, New York City, and the San Francisco Bay Area in the United States; London in the United Kingdom; and São Paulo in Brazil. We experience greater competition in large metropolitan areas than we do in other markets in which we operate, which has led us to offer significant Driver incentives and consumer discounts and promotions in these large metropolitan areas. As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these large metropolitan areas. An economic downturn, increased competition, or regulatory obstacles in any of these key metropolitan areas would adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business. Furthermore, if we are unable to renew existing licenses or do not receive new licenses in key metropolitan areas where we operate or such licenses are terminated, any inability to operate in such metropolitan area, as well as the publicity concerning any such termination or non-renewal, could adversely effect our business, financial condition, and operating results. For example, Transport for London (“TfL”) has granted us a new two month license that expires on November 25, 2019. If TfL does not grant us a new license upon expiration, any inability to operate in London could adversely effect our business, financial condition and operating results.
In addition, in August 2018, New York City approved regulations for the local for-hire market (which includes our Ridesharing products), including a cap on the number of new for-hire vehicle licenses for ridesharing services. In addition, in December 2018, New York City approved per-mile and per-minute rates for drivers, designed to target minimum hourly earnings for drivers providing for-hire services in New York City and surrounding areas. These minimum rates took effect in February 2019. We are still working through adjustments to be made with respect to rider promotions, driver supply, and other aspects of our business in response to these regulations; however, these regulations had a negative impact on our financial performance in New York City in the first quarter of 2019 and may have a similar adverse impact in the future. Additionally, a measure to impose a surcharge on ridesharing trips in San Francisco is appearing on the ballot for voters in San Francisco on November 5, 2019. In addition, other jurisdictions such as Seattle have in the past considered or may consider regulations that would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Further, we expect that we will continue to face challenges in penetrating lower-density suburban and rural areas, where our network is smaller and less liquid, the cost of personal vehicle ownership is lower, and personal vehicle ownership is more convenient. If we are not successful in penetrating suburban and rural areas, or if we are unable to operate in certain key metropolitan areas in the future, our ability to serve what we consider to be our total addressable market would be limited, and our business, financial condition, and operating results would suffer.
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
The development of our autonomous vehicle technologies is highly dependent on internally developed software, as well as on partnerships with third parties such as OEMs and other suppliers, including Toyota and DENSO pursuant to the ATG Collaboration Agreement. We develop and integrate self-driving software into our autonomous vehicle technologies and work with OEMs and other suppliers to develop autonomous vehicle technology hardware. We partner with OEMs that will seek to manufacture vehicles capable of incorporating our autonomous vehicle technologies. The timely development and performance of our autonomous vehicle programs is dependent on the materials, cooperation, and quality delivered by our partners and suppliers. Our dependence on these relationships exposes us to the risk that components manufactured by OEMs or other suppliers could contain defects that would cause our autonomous vehicle technologies to not operate as intended. Further, reliance on these relationships exposes us to risks beyond our control, such as third-party software or manufacturing defects, which would substantially impair our ability to deploy autonomous vehicles. If our autonomous vehicle technologies were to contain design or manufacturing defects that caused such technology to not perform as expected, or if we were unable to deploy autonomous vehicles as a result of manufacturing delays by OEMs, our financial performance and our prospects could be harmed.
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
In April 2019, we entered into the Preferred Unit Purchase Agreement with SoftBank, Toyota, and DENSO pursuant to which these investors invested an aggregate of $1.0 billion ($400 million from Toyota, $333 million from SoftBank, and $267 million from DENSO) in a newly formed corporate parent entity for ATG. This investment will enable us to raise dedicated capital to fund our ATG business and aims to accelerate the development and commercialization of automated ridesharing services. In connection with the investment, we have entered into the ATG Collaboration Agreement with Toyota, DENSO, and ATG with respect to next-generation self-driving hardware and the development of self-driving vehicles leveraging technology from each of the parties. The transaction closed in July 2019; however, we cannot assure you that the transaction will have the effects that we anticipate.
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
To attract and retain key personnel, we use equity incentives, among other measures. These measures may not be sufficient to attract and retain the personnel we require to operate our business effectively. Additionally, key members of our management team and many of our employees hold RSUs that vested in connection with our IPO, or hold stock options that have or will become exercisable for common stock that will be tradeable following our IPO, which we expect will adversely impact our ability to retain employees. Further, the equity incentives we currently use to attract, retain, and motivate employees may not be as effective as in the past, particularly if the value of the underlying stock does not increase commensurate with expectations or consistent with our historical stock price growth. If we are unable to attract and retain high-quality management and operating personnel, our business, financial condition, and operating results could be adversely affected.
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
We have expanded our Personal Mobility products to include dockless e-bikes and e-scooters and are developing advanced technologies for autonomous vehicles. These products require and rely on hardware and other components that we source from third-party suppliers. The continued development of dockless e-bikes and e-scooters, autonomous vehicle technologies, and other products depends on our ability to implement and manage supply chain logistics to secure the necessary components and hardware. We do not have significant experience in managing supply chain risks. We depend on a limited number of suppliers for our dockless e-bikes, and on a single supplier for our e-scooters that also supplies our primary competitors. It is possible that we may not be able to obtain a sufficient supply of dockless e-bikes and e-scooters in a timely manner, or at all. The timely development and performance of our New Mobility products is dependent on the materials, cooperation, and quality delivered by our suppliers. Further, we source certain specialized or custom-made components for our autonomous vehicle and other advanced technologies from a small number of specialized suppliers, and we may not be able to secure substitutes in a timely manner, on reasonable terms, or at all. Events that could disrupt our supply chain include, but are not limited to:

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
In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Additionally, because any software source code that we make available under an open source license or that we contribute to existing open source projects becomes publicly available, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we would be unable to prevent our competitors or others from using such contributed software source code. Any of the foregoing could be harmful to our business, financial condition, or operating results and could help our competitors develop products and offerings that are similar to or better than ours.
We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business.
As of September 30, 2019, we had total outstanding indebtedness of $5.8 billion aggregate principal amount. In addition, we have agreed to issue up to approximately $1.7 billion of the Careem Convertible Notes to Careem stockholders, a majority of which will be issued upon the closing of our acquisition of Careem. The Careem Convertible Notes do not bear interest and will mature 90 days after their respective dates of issuance. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of dockless e-bikes and e-scooters or autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
In March 2019, we entered into an asset purchase agreement to acquire Careem for approximately $3.1 billion, consisting of up to approximately $1.7 billion of the Careem Convertible Notes and approximately $1.4 billion in cash, subject to certain adjustments. We expect the acquisition to close in January 2020. We will acquire substantially all of the assets and assume substantially all of the liabilities of Careem, including liabilities associated with any data security breaches it has experienced in the past. Our acquisition of Careem is subject to a number of risks and uncertainties, including, in particular, that we must obtain the approval of competition authorities in certain markets in which Careem operates, and we cannot guarantee that we will be able to obtain approval in any or all of these markets. The acquisition could be blocked, delayed, or subject to significant limitations or restrictions on our ability to operate in one or more markets, and we could be required to divest our or Careem’s business in one or more markets. For example, subsequent to the announcement of our acquisition of Careem, the Egyptian Competition Authority (“ECA”) issued a press release expressing concerns regarding the proposed acquisition. Additionally, while the competition authority in the United Arab Emirates (“UAE”) approved the proposed acquisition in the UAE in June 2019 and the Jordanian competition authority cleared the proposed acquisition in October 2019, the Qatar competition authority issued a decision in August 2019 blocking the proposed acquisition in Qatar, of which we intend to seek further review. Based on gross bookings in 2018, Careem’s business in the UAE and Qatar represent approximately 12.9% and 1.8% of its overall business, respectively.
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
As part of our business strategy, we have entered into, and expect to continue to enter into, agreements to acquire companies, form joint ventures, divest portions or aspects of our business, sell minority stakes in portions or aspects of our business, and acquire complementary companies or technologies, including divestitures in China and Southeast Asia, our Yandex.Taxi joint venture in Russia/CIS, our agreement to acquire Careem, and the investment by SoftBank, Toyota, and DENSO in ATG (the “ATG Investment Transaction”). Competition within our industry for acquisitions of businesses, technologies, and assets is intense. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors. For example, our acquisition of Careem is subject to a number of risks and uncertainties, including, in particular, approval from the regional competition authorities in certain markets in which Careem operates. Pursuant to the terms of our agreement with Careem, failure to obtain approval in one or more of these countries could require us to divest our or Careem’s business in that country. Moreover, the

ATG Investment Transaction is subject to a number of risks and uncertainties. For example, if the Committee on Foreign Investment in the United States (“CFIUS”) unwinds the ATG Collaboration Agreement or requires mitigation measures that materially and adversely affect the strategic benefits of the ATG Collaboration Agreement, SoftBank, Toyota, and DENSO will each have the right to require ATG to redeem some or all of their preferred units at a price equal to their respective initial investment amounts.
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
In certain jurisdictions, including key markets such as Argentina, Germany, Italy, Japan, South Korea, and Spain, our ridesharing business model has been blocked, capped, or suspended, or we have been required to change our business model, due primarily to laws and significant regulatory restrictions in such jurisdictions. In some cases, we have applied for and obtained licenses or permits to operate and must continue to comply with the license or permit requirements or risk revocation. In addition, we may not be able to maintain or renew any such license or permit. For example, TfL scrutinizes our business on an on-going basis and we are subject to license reviews at renewal. In September 2019, TfL granted us a two month license, finding us a fit and proper operator, but a further decision regarding our license will be made on or before November 25, 2019 when the current license expires. Any inability to operate in London, as well as the publicity concerning any such termination or non-renewal, would adversely affect our business, revenue, and operating results. We cannot predict whether the TfL decision, or future regulatory decisions or legislation in other jurisdictions, may embolden or encourage other authorities to take similar actions even where we are operating according to the terms of an existing license or permit. Additionally, in April 2019, Mexico City’s Secretaría de Movilidad passed an amendment to existing ridesharing regulations implementing certain operational requirements including a prohibition on the use of cash to pay for ridesharing services and, effective as of November 2019, a requirement that drivers in Mexico City obtain additional licenses to provide ridesharing services. We are still evaluating the impact of these regulations, but such operational requirements, if implemented without modification, could have a negative impact on our business and our failure to comply with such regulations may result in a revocation of our license to operate in Mexico City.
Traditional taxicab and car service operators in various jurisdictions continue to lobby legislators and regulators to block our Ridesharing products or to require us to comply with regulatory, insurance, record-keeping, licensing, and other requirements to which taxicab and car services are subject. For example, in January 2019, we suspended our Ridesharing products in Barcelona after the regional government enacted regulations mandating minimum wait times before riders could be picked up by ridesharing drivers. In December 2018, New York City’s Taxi and Limousine Commission implemented a per-mile and per-minute minimum trip payment formula, designed to establish a minimum pay standard, for drivers providing for-hire services in New York City, such as those provided by Drivers on our platform. These minimum rates took effect in February 2019. We are still working through adjustments to be made with respect to rider promotions, driver supply, and other aspects of our business in response to these regulations; however, these regulations had a negative impact on our financial performance in New York City in the first quarter of 2019 and may have a similar adverse impact in the future. In August 2018, the New York City Council voted to approve various measures to further regulate our business, including driver earning rules, licensing requirements, and a one-year freeze on new for-hire vehicle licenses for ridesharing services like those enabled via our platform, while the city studies whether a permanent freeze would help reduce congestion. In August 2019, New York City’s Taxi and Limousine Commission voted to extend such freeze on for-hire vehicle licenses and also voted to enact a new “cruising cap,” intended to reduce the number of for-hire vehicles operating without passengers on platforms like ours in the central business district of New York City. Additionally, a measure to impose a surcharge on ridesharing trips in San Francisco is appearing on the ballot for voters in San Francisco on November 5, 2019. In addition, other jurisdictions such as Seattle have in the past considered or may consider regulations which would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Similar legislative or regulatory initiatives are being considered or have been enacted in countries outside the United States. If other jurisdictions impose similar regulations, our business growth could be adversely affected.
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
Our platform is available in over 700 cities across 67 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
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
As we expand our Personal Mobility offering to include dockless e-bikes and e-scooters, we expect to become subject to additional risks distinct from those relating to our Ridesharing products and our meal delivery and logistics offerings. Consumers may not be technically proficient in using dockless e-bikes and e-scooters, and they may not know to wear, or intentionally choose not to wear, protective equipment designed to enhance the safety of these products, including helmets. User error, together with the failure to use protective equipment, increases the risk of injuries or death while using these products. Non-compliance with standard traffic laws, as well as urban hazards such as unpaved or uneven roadways, increases the risk and severity of potential injuries. In addition, we offer our dockless e-bike and e-scooter products predominantly in metropolitan areas, where consumers using dockless e-bikes and e-scooters need to share, navigate, and at times contend with narrow and heavily congested roads occupied by cars, buses and light rail, especially during “rush” hours, all of which heighten the potential of injuries or death. Although we advise platform users of local requirements, including applicable helmet laws, and offer promotional codes for and occasionally give away helmets during promotions or in accordance with local regulations, we do not otherwise provide protective equipment to consumers using our dockless e-bikes and e-scooters. Further, dockless e-bike and e-scooter maintenance, whether performed or facilitated by us, is difficult to ensure, and improper maintenance could lead to serious rider injury or death. Consumers using dockless e-bikes or e-scooters face a more severe level of injury in the event of a collision than that faced while riding in a vehicle, given the less sophisticated, and in some cases absent, passive protection systems on dockless e-bikes and e-scooters. In addition, government regulators in certain jurisdictions have placed the responsibility for user error on e-bike and e-scooter operators, and we cannot assure you that other jurisdictions will not do the same. As such, our dockless e-bike and e-scooter products expose us to increased liability.
Additionally, we rely on third parties to manufacture our dockless e-bikes and e-scooters and their component parts. We have experienced, and may in the future experience, issues with our dockless e-bikes and e-scooters that may lead to product liability, personal injury or death, property damage claims, and increased scrutiny by governmental authorities. In response, we have taken action to replace, modify, increase maintenance frequency, or limit the use of such products, and may need to do so in the future. Such issues may also lead to recalls, market withdrawals, or regulatory actions by governmental authorities. Any of these events could result in increased governmental and regulatory scrutiny, harm to our reputation, significant financial costs, reduced demand from consumers for our products, and additional safety and testing requirements. For example, we have previously replaced rechargeable batteries for dockless e-bikes that did not meet performance expectations under certain conditions, which led to significant replacement costs and launch delays. The occurrence of real or perceived quality problems or material defects in our current or future dockless e-bikes or e-scooters could result in negative publicity, market withdrawals, regulatory proceedings, enforcement actions, or lawsuits filed against us, particularly if consumers are injured. Even if injuries to consumers are not the result of any defects in or the failure to properly maintain or repair our products, we may incur expenses to defend or settle any claims and our brand and reputation may be harmed.
Our dockless e-bikes and e-scooters are currently subject to operating restrictions or caps in certain cities and municipalities.
Most jurisdictions in which we provide our dockless e-bikes and e-scooters, including Santa Monica and Austin, limit the aggregate number of dockless e-bikes or e-scooters that we may provide in a given jurisdiction. In other jurisdictions, such as Fort Lauderdale, we have failed to secure permits to offer dockless e-bikes or e-scooters, which allows our competitors to operate in those markets while we cannot. In addition, many jurisdictions have not yet authorized dockless e-bike or e-scooter operations, which in some cases has limited our ability to expand our operations. In many major metropolitan areas, such as New York City, Chicago and San Francisco, governmental bodies have entered into exclusive contracts for docked e-bike services in certain portions of the city, including Manhattan, and those jurisdictions may interpret such exclusive deals to prohibit dockless e-bikes provided by other operators. We face a combination of these limitations in certain cities. Even in jurisdictions where we have current permits to operate, a city may restructure its permitting process and we may fail to secure the right to operate in the future. Our inability to expand our dockless e-bikes and e-scooters could harm our business, financial condition, and operating results. Additionally, most dockless e-bike and e-scooter operating regulations are jurisdiction-specific and many jurisdictions have broad and evolving interpretations of what constitutes compliance with their regulations. This operational uncertainty increases our exposure to reputational damage, financial harm, reduced availability of and demand for our products, and our ability to efficiently manage operations.
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
In addition, laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform in the same form and on the same terms as we have historically, or at all. For example, changes to our business in Europe, combined with changes to the EU Payment Services Directive, caused aspects of our payment operations in the EEA to fall within the scope of European payments regulation. As a result, one of our subsidiaries, Uber Payments B.V., is directly subject to financial services regulations (including those relating to anti-money laundering, terrorist financing, and sanctioned or prohibited persons) in the Netherlands and in other countries in the EEA where it conducts business. Our payment operations in the EEA are in the process of transitioning to the Uber Payments B.V. regulated entity in order to comply with the European payments regulations.
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
We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, the SEC and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business.
We are the subject of DOJ criminal inquiries and investigations, as well as civil enforcement inquiries and investigations by other government agencies, including the SEC, in the United States and abroad. Those inquiries and investigations cover a broad range of matters, including our data designation and document retention policies related to the 2016 Breach, which involved the breach of certain archived consumer data hosted on a cloud-based service that outside actors accessed and downloaded. We have in the past and may in the future settle claims related to such matters. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the U.S. Federal Trade Commission (the “FTC”), which the FTC Commissioners approved in October 2018. In November 2018, U.K. and Dutch regulators imposed fines totaling approximately $1.2 million related to the 2016 Breach. The 2016 Breach may lead to additional costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. We are also subject to inquiries and or investigations by various government authorities related to, among other matters, the use of a tool to limit the vehicle views available to regulatory enforcement authorities (known as

Greyball), alleged deceptive business practices and fraud, the use of alleged inappropriate means to obtain a rape victim’s medical records, and the adequacy of our disclosures to potential investors and other potential stockholders. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.
We are also subject to inquiries and investigations by government agencies related to certain transactions we have entered into in the United States and other countries. For example, in connection with the Grab transaction, the Competition and Consumer Commission of Singapore concluded that the transaction violated local competition laws and imposed fines and restrictions on both us and Grab, including a requirement that Grab cannot require drivers to drive exclusively on its platform, a prohibition on “excessive price surges,” and protections for driver commission rates. In addition, the Philippine Competition Commission approved the transaction subject to similar restrictions, including a cap on maximum allowable fares and a requirement that Grab cannot require drivers to drive exclusively on its platform, and imposed fines relating to our and Grab’s non-compliance with its interim measures order during the pendency of the commission’s antitrust review. We are currently appealing parts of the Singapore and Philippines decisions. More recently, the Careem transaction has been under review by antitrust agencies in the Middle East including Egypt, Pakistan and Saudi Arabia. The transaction has been approved in the United Arab Emirates and cleared in Jordan, but we face significant challenges in other countries and we cannot assure you that the transaction will be approved in any or all of such other countries.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2014 Breach and the 2016 Breach. These and any future data privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biannual third-party audits, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties for future failure to report security incidents. In November 2018, U.K. and Dutch regulators imposed fines totaling approximately $1.2 million. We have also entered into settlement agreements with numerous state enforcement agencies. In January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security breach that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security breaches or if we (following the completion of our acquisition of Careem) fail to remediate this or any other data security breach that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. Our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
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
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly owned captive insurance subsidiary. Insurance related to our Ridesharing products may include third-party automobile, automobile comprehensive and collision, physical damage, and uninsured and underinsured motorist coverage. We require Drivers to carry automobile insurance in most countries, and in many cases we also maintain insurance on behalf of Drivers. We rely on a limited number of ridesharing insurance providers, particularly internationally, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. For example, one of our insurance providers recently announced early termination of coverage. In addition to insurance related to our Ridesharing products, we maintain other automobile insurance coverage for owned vehicles and employee activity, as well as insurance coverage for non-automotive corporate risks including general liability, workers’ compensation, property, cyber liability, and director and officers’ liability. If our insurance carriers change the terms of our policies in a manner not favorable to us or Drivers, our insurance costs could increase. The cost of insurance that we maintain on behalf of Drivers is higher in the United States and Canada than in other geographies. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, we could be liable for significant additional costs.
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
To protect our intellectual property, we rely on a combination of copyright, trademark, patent, and trade secret laws, contractual provisions, end-user policies, and disclosure restrictions. Upon discovery of potential infringement of our intellectual property, we assess and when necessary, take action to protect our rights as appropriate. We also enter into confidentiality agreements and invention assignment agreements with our employees and consultants and seek to control access to, and distribution of, our proprietary information in a commercially prudent manner. The efforts we have taken to protect our intellectual property may not be sufficient or effective. For example, effective intellectual property protection may not be available in every country in which we currently or in the future will operate. In addition, it may be possible for other parties to copy or reverse-engineer our products and offerings or obtain and use the content of our website without authorization. Further, we may be unable to prevent competitors or other third parties from acquiring or using domain names or trademarks that are similar to, infringe upon, or diminish the value of our domain names, trademarks, service marks, and other proprietary rights. Moreover, our trade secrets may be compromised by third parties or our employees, which would cause us to lose the competitive advantage derived from the compromised trade secrets. Further, we may be unable to detect infringement of our intellectual property rights, and even if we detect such violations and decide to enforce our intellectual property rights, we may not be successful, and may incur significant expenses, in such efforts. In addition, any such enforcement efforts may be time-consuming and may divert management’s attention. Further, such enforcement efforts may result in a ruling that our intellectual property rights are unenforceable or invalid. Any failure to protect or any loss of our intellectual property may have an adverse effect on our ability to compete and may adversely affect our business, financial condition, or operating results.
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
Furthermore, from time to time we may introduce or acquire new products, including in areas in which we historically have not operated, which could increase our exposure to patent and other intellectual property claims. In addition, we have been sued, and we may in the future be sued, for allegations of intellectual property infringement or threats of trade secret misappropriation. For example, in February 2017, Waymo filed a lawsuit against us alleging, among other things, theft of trade secrets and patent infringement arising from our acquisition of Ottomotto LLC. In February 2018, we entered into a settlement agreement with Waymo. This agreement resolved Waymo’s claims and provided for certain measures, including the joint retention of an independent software expert, to ensure that our autonomous vehicle hardware and software do not misappropriate Waymo intellectual property. The independent software expert recently made adverse findings as to certain functions in our autonomous vehicle software. These findings, which are final, will likely result in a license fee or in design changes that could require substantial time and resources to implement, and could limit or delay our production of autonomous vehicle technologies. In addition, in August 2019, a federal grand jury indicted Anthony Levandowski, a cofounder of Ottomotto LLC and our former employee, on charges of theft of trade secrets from Waymo.
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
If you purchase shares of our common stock, you may not be able to resell those shares at or above the price you paid. We cannot assure you that the market price of our shares on the New York Stock Exchange will equal or exceed prices in privately negotiated transactions of our shares that have occurred from time to time before our IPO. The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in MAPCs, Trips, Adjusted EBITDA, Adjusted Net Revenue, Gross Bookings, revenue, or other operating and financial results;

•	announcements by us or estimates by third parties of actual or anticipated changes in the number of Drivers and consumers on our platform;

•	variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;

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
In addition, price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, beginning in September 2019, several putative class actions were filed in California state and federal courts against us, our directors, certain of our officers, and the underwriters named in our IPO registration statement alleging violations of securities laws in connection with our IPO. Securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business. In addition, the occurrence of any of the factors listed above, among others, may cause our stock price to decline significantly, and there can be no assurance that our stock price would recover. As such, you may not be able to sell your shares at or above the price you paid, and you may lose some or all of your investment.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38902	3.1	May 14, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38902	3.2	May 14, 2019
4.1	Indenture, dated as of September 17, 2019, by and between the Registrant, Rasier, LLC and U.S. Bank National Association as Trustee.	8-K	001-38902	4.1	September 17, 2019
4.2	Form of Global Note, representing the Registrant’s 7.500% Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38902	4.2	September 17, 2019
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Select Historical Segment Information
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

UBER TECHNOLOGIES, INC.

Date: November 5, 2019	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2019	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)