Form 10-K
period 2019-12-31
Uber Technologies, Inc
filed 2020-03-02
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $59.7 billion based upon the closing price reported for such date on the New York Stock Exchange.
The number of shares of the registrant's common stock outstanding as of February 19, 2020 was 1,723,775,076.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

UBER TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to successfully compete in highly competitive markets;

•	our ability to effectively manage our growth and maintain and improve our corporate culture;

•
our expectations regarding financial performance, including but not limited to revenue, Adjusted Net Revenue, potential profitability and the timing thereof, ability to generate positive Adjusted EBITDA, expenses, and other results of operations;

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

•	our anticipated investments in new products and offerings, and the effect of these investments on our results of operations;

•	our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our ability to close and integrate acquisitions into our operations;

•	anticipated technology trends and developments and our ability to address those trends and developments with our products and offerings;

•	the size of our addressable markets, market share, category positions, and market trends, including our ability to grow our business in the six countries we have identified as near-term priorities;

•	the safety, affordability, and convenience of our platform and our offerings;

•	our ability to identify, recruit, and retain skilled personnel, including key members of senior management;

•	our expected growth in the number of platform users, and our ability to promote our brand and attract and retain platform users;

•	our ability to maintain, protect, and enhance our intellectual property rights;

•	our ability to introduce new products and offerings and enhance existing products and offerings;

•	our ability to successfully enter into new geographies, expand our presence in countries in which we are limited by regulatory restrictions, and manage our international expansion;

•	our ability to successfully renew licenses to operate our business in certain jurisdictions;

•	the availability of capital to grow our business;

•	our ability to meet the requirements of our existing debt;

•	our ability to prevent disturbance to our information technology systems;

•	our ability to successfully defend litigation brought against us;

•	our ability to comply with existing, modified, or new laws and regulations applying to our business; and

•	our ability to implement, maintain, and improve our internal control over financial reporting.
Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Annual Report on Form 10-K speak only as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

PART I
ITEM 1. BUSINESS
Overview
We are a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform (“platform(s)” or “Platform(s)”). We connect consumers (“Rider(s)”) with independent providers of ride services (“Rides Driver(s)”) for ridesharing services, and connect consumers (“Eater(s)”) with restaurants (“Restaurant(s)”) and food delivery service providers (“Delivery People”) for meal preparation and delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Rides Drivers and Delivery People are collectively referred to as “Driver(s)”. We also connect consumers with public transportation networks, e-bikes, e-scooters and other personal mobility options. We use this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry. We are also developing technologies that will provide autonomous driving vehicle solutions to consumers, networks of vertical take-off and landing vehicles and new solutions to solve everyday problems.
Our technology is available in 69 countries around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe, the Middle East, Africa, and Asia (excluding China and Southeast Asia).
Our Segments
We have five operating and reportable segments: Rides, Eats, Freight, Other Bets, and Advanced Technologies Group (“ATG”) and Other Technology Programs. Rides, Eats, Freight and Other Bets platform offerings each address large, fragmented markets. ATG and Other Technology Programs is focused on the development and commercialization of autonomous vehicle and ridesharing technologies, as well as Uber Elevate.
Rides
Rides refers to products that connect consumers with Rides Drivers who provide rides in a variety of vehicles, such as cars, auto rickshaws, motorbikes, minibuses, or taxis. Rides also includes activity related to our Uber for Business (“U4B”), Financial Partnerships, and Vehicle Solutions offerings.
We believe that our ridesharing category position is a key indicator of our progress towards our massive market opportunity. We calculate our ridesharing category position based on the best available data within a given region. For example, in most cases we divide our Rides Gross Bookings by our estimates of total ridesharing Gross Bookings generated by us and other companies with similar ridesharing products. We estimate our total ridesharing Gross Bookings in a given region by utilizing internal source data, including historical trip, bookings, product mix, and fare information, and external source data provided by publicly available information and marketing analytics firms. Based on these estimates, we believe we have a leading ridesharing category position in every major region of the world where we operate. We also participate in certain regions through our minority-owned affiliates. At the time of entering into such transactions, we believed based on our internal estimates using the information then available to us that each of Didi, Grab, and Yandex.Taxi, on a pro forma basis, had the leading ridesharing category position in its respective market.
Eats
Our Eats offering allows consumers to search for and discover local restaurants, order a meal, and either pick-up at the restaurant or have the meal delivered. We launched our Eats app over four years ago. We believe that Eats not only leverages, but also increases, the supply of Drivers on our network. For example, Eats enables Rides Drivers to increase their utilization and earnings by accessing additional demand for trips during non-peak Rides times. Eats also expands the pool of Drivers by enabling people who are not Rides Drivers or who do not have access to Rides-qualified vehicles to deliver meals on our platform. In addition to benefiting Drivers and consumers, Eats provides Restaurants with an instant mobile presence and efficient delivery capability, which we believe generates incremental demand and improves margins for Restaurants by enabling them to serve more consumers without increasing their existing front-of-house expenses. In October 2019, we announced a majority investment in Cornershop, a leading provider of online grocery delivery in Mexico and Chile. The transaction is expected to close in the second quarter of 2020, subject to regulatory approval.
Freight
We believe that Freight is revolutionizing the logistics industry. Freight leverages our proprietary technology, brand awareness, and experience revolutionizing industries to connect carriers with shippers on our platform, and gives carriers upfront, transparent pricing and the ability to book a shipment. The freight industry today is highly fragmented and deeply inefficient. It can take several hours, sometimes days, for shippers to find a truck and driver for shipments, with most of the process conducted over the phone or by fax. Procurement is highly fragmented, with traditional players relying on local or regional offices to book shipments. It is equally difficult for carriers to find and book the shipments that work for their businesses, spending hours on the phone negotiating pricing and terms. These inefficiencies adversely impact both shippers and carriers, and contribute to the number of non-revenue or “dead-head” miles, which are miles driven by carriers between shipments. Freight greatly reduces friction in the logistics industry by providing an on-demand platform to automate and accelerate logistics transactions end-to-end. Freight connects carriers with shippers available on our platform, and gives carriers upfront, transparent pricing and the ability to book a shipment with the touch of a button.
We serve shippers ranging from small- and medium-sized businesses to global enterprises by enabling them to create and tender shipments with a few clicks, secure capacity on demand with upfront pricing, and track those shipments in real-time from pickup to delivery. We believe that all of these factors represent significant efficiency improvements over traditional freight brokerage providers.
In March 2019, we announced the expansion of our Freight offering into Europe. Although Europe’s freight market is one of the largest and most sophisticated in the world, we believe that European shippers and carriers experience many of the same pain points in their current operations as U.S. shippers and carriers.
Other Bets
The Other Bets segment consists of multiple investment stage offerings. The largest investment within the segment is our New Mobility offering that refers to products that provide consumers with access to rides through a variety of modes, including dockless e-bikes and e-scooters (“New Mobility”). New Mobility also includes Transit, UberWorks and our Platform Incubator group, which is responsible for innovating new services and use cases on our platform to drive long-term growth and cross-platform customer engagement.
We are investing in new modes of transportation that enable us to address a wider range of consumer use cases and represent a significant opportunity to bring additional trips onto our platform. We believe that dockless e-bikes and e-scooters address many of these use cases and will replace a portion of these vehicle trips over time, particularly in urban environments that suffer from substantial traffic during peak commuting hours.
ATG and Other Technology Programs
The ATG and Other Technology Programs segment is primarily responsible for the development and commercialization of autonomous vehicle and ridesharing technologies, as well as Uber Elevate.
ATG focuses on developing autonomous vehicle technologies, which we believe have the long-term potential to provide safer and more efficient rides and deliveries to consumers, as well as lower prices. Along the way to a potential future autonomous vehicle world, we believe that there will be a long period of hybrid autonomy, in which autonomous vehicles will be deployed gradually against specific use cases while Drivers continue to serve most consumer demand. As we solve specific autonomous use cases, we will deploy autonomous vehicles against them. Such situations may include trips along a standard, well-mapped route in a predictable environment in good weather. In other situations, such as those that involve substantial traffic, complex routes, or unusual weather conditions, we will continue to rely on Drivers. Accordingly, we believe that we will be uniquely suited for this dynamic phase during the expected long hybrid period of co-existence of Drivers and autonomous vehicles. Drivers are therefore a critical and differentiating advantage for us and will continue to be an advantage in the long term. We plan to continue to partner with original equipment manufacturers (“OEMs”), other suppliers, such as Toyota and DENSO, and other technology companies to determine how to most effectively leverage our network during the transition to autonomous vehicle technologies.
Platform Synergies
Our Platform
The foundation of our platform is our massive network, leading technology, operational excellence, and product expertise. Together, these elements power movement from point A to point B.

Massive Network
Our massive, efficient, and intelligent network consists of tens of millions of Drivers, consumers, Restaurants, shippers, carriers, and dockless e-bikes and e-scooters, as well as underlying data, technology, and shared infrastructure. Our network becomes smarter with every trip. In approximately 10,000 cities around the world (as of January 1, 2020), our network powers movement at the touch of a button for millions, and we hope eventually billions, of people.

Leading Technology
We have built proprietary marketplace, routing, and payments technologies. Marketplace technologies are the core of our deep technology advantage and include demand prediction, matching and dispatching, and pricing technologies. Our technologies make it extremely efficient to launch new businesses and operationalize existing ones.

Operational Excellence
Our regional on-the-ground operations teams use their extensive market-specific knowledge to rapidly launch and scale products in cities, support Drivers, consumers, Restaurants, shippers, and carriers, and build and enhance relationships with cities and regulators.

Product Expertise
Our products are built with the expertise that allows us to set the standard for powering movement on-demand, provide platform users with a contextual, intuitive interface, continually evolve features and functionality, and deliver safety and trust.

We intend to continue to invest in new platform offerings that we believe will further strengthen our platform and existing offerings.

We believe that all of these synergies serve the customer experience, enabling us to attract new platform users and to deepen engagement with existing platform users. Both of these dynamics grow our network scale and liquidity, which further increases the value of our platform to platform users. For example, Eats attracts new consumers to our network—for the three months ended December 31, 2019, over 45% of first-time Eats consumers were new to our platform. Additionally, for the three months ended December 31, 2019, consumers who used both Rides and Eats had 15.9 Trips per month on average, compared to 5.7 Trips per month on average for consumers who used a single offering in cities where both Rides and Eats were offered. We believe that these trends will continue as we further expand Eats from approximately 6,000 cities into additional cities where we already offer Rides. Our city counts are as of January 1, 2020.
With our platform, we are making it even easier for our consumers to unlock convenience. We are working on developing a “Super App,” which will combine our multiple offerings into a single app and is designed to remove friction for our consumers, positioning Uber to become the operating system for your everyday life. We have already taken steps in this regard as we already have integrated the Eats App, as well as bikes and scooters into our Rides application. With Uber Rewards, we are developing programs to take care of our best consumers for the long term, while helping them get the most out of our platform. Our subscription programs are designed to make utilizing our suite of products a seamless and rewarding experience for our consumers.
Competitive Environment
We compete on a global basis in highly fragmented markets. We face significant competition in each of the ridesharing, meal delivery, and freight industries globally from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants given the low barriers to entry that characterize these industries. As we and our competitors introduce new products and offerings, and as existing products evolve, we expect to become subject to additional competition. While we work to expand globally and introduce new products and offerings across a range of industries, many of our competitors remain focused on a limited number of products or on a narrow geographic scope, allowing them to develop specialized expertise and employ resources in a more targeted manner than we do. The competition we face in each of our offerings includes:

•
Rides. Our Rides offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, and livery services. In addition, public transportation can be a superior substitute to our Rides offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned affiliates, for drivers and riders, including Lyft, OLA, Didi, Taxify, and our Yandex.Taxi joint venture.

•
Eats. Our Eats offering competes with numerous companies in the meal delivery space in various regions for drivers, consumers, and restaurants, including GrubHub, DoorDash, Deliveroo, Postmates, Delivery Hero, Just Eat, Takeaway.com, and Amazon. Our Eats offering also competes with restaurants, meal kit delivery services, grocery delivery services, and traditional grocers.

•
Freight. Our Freight offering competes with global and North American freight brokers such as C.H. Robinson, Total Quality Logistics, XPO Logistics, Convoy, Echo Global Logistics, Coyote, Transfix, DHL, and NEXT Trucking.

•	Other Bets. Our Other Bets segment products compete for riders in the bike and scooter space, including Motivate (an affiliate of Lyft), Lime, Bird, and Skip.

•
ATG and Other Technology Programs. Our ATG and Other Technology Programs segment competes with OEMs and other technology companies in the development of autonomous vehicle technologies and the deployment of autonomous vehicles, including Waymo, Cruise Automation, Tesla, Apple, Zoox, Aptiv, Aurora, and Nuro.

Government Regulation
We operate in a particularly complex legal and regulatory environment. Our business is subject to a variety of U.S. federal, state, local and foreign laws, rules, and regulations, including those related to Internet activities, privacy, data protection, intellectual property, competition, consumer protection, payments, transportation services, transportation network companies, licensing regulations and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business. Examples of certain laws and regulations we are subject to are described below.
Rides and Other Bets
Our platform, and in particular our Rides products, are subject to differing, and sometimes conflicting, laws, rules, and regulations in the numerous jurisdictions in which we operate. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model.
In the United States, many state and local laws, rules, and regulations impose legal restrictions and other requirements on operating our Rides products, including licensing, insurance, screening, and background check requirements. Outside of the United States, certain jurisdictions have adopted similar laws, rules, and regulations while other jurisdictions have not adopted any laws, rules, and regulations which govern our Rides business. Further, certain jurisdictions, including Argentina, Germany, Italy, Japan, South Korea, and Spain, the six countries that we have identified as near-term priorities, have adopted laws, rules, and regulations banning certain ridesharing products or imposing extensive operational restrictions. This uncertainty and fragmented regulatory environment creates significant complexities for our business and operating model.
Substantially all states in the United States and numerous municipalities in the United States and around the world have adopted Transportation Network Company (“TNC”) regulations. These regulations generally focus on companies that operate websites or mobile apps that connect individual drivers with their own vehicles to passengers willing to pay to be driven to their destinations. These regulations often require TNCs to comply with rules regarding, among other things, background checks, vehicle inspections, accessible vehicles, driver and consumer safety, insurance, driver training, driver conduct, and other similar matters.
In addition, many jurisdictions have municipal bodies that adopted and will adopt regulations that govern our business. For example:

•
In London, Transport for London (“TfL”) denied our application for a new license on November 25, 2019. Rides Drivers who use Uber in London are licensed by TfL and as part of the licensing process undertake the same enhanced background checks as black cab drivers. We are continuing to operate in London, while we have appealed this decision and expect a hearing in Westminster Magistrates Court in mid-2020.

•	In January 2019, we suspended our Rides products in Barcelona after the regional government enacted regulations mandating minimum wait times before riders could be picked up by ridesharing drivers.

•
In addition, in August 2018, New York City approved regulations for the local for-hire market (which includes our Ridesharing products), including a cap on the number of new vehicle licenses issued to drivers who offer for-hire services. In December 2018, New York City also established a standard for time and distance designed to target minimum hourly earnings for drivers providing for-hire services in New York City and surrounding areas. These minimum rates took effect in February 2019, and the regulator will update them periodically. We continue to work through adjustments with respect to rider promotions, driver supply, and other aspects of our business in response to these regulations; however, these regulations had a negative impact on our financial performance in New York City throughout 2019 and may have a similar adverse impact in the future. In August 2019, New York City issued a regulation to limit how much time drivers providing ride-hailing services can spend cruising streets in busy areas of Manhattan without passengers. In December 2019, a New York state judge struck down this regulation, which was to come into effect in February 2020. New York City is appealing this ruling. Additionally, in November 2019, a ballot measure to impose a surcharge on ridesharing trips in San Francisco was approved by voters in San Francisco. This surcharge took effect on January 1, 2020.

•
In December 2017, the Court of Justice of the European Union (“CJEU”) ruled in the Elite referral case that the peer-to-peer Ridesharing service UberPOP was inherently linked to a transport service and, accordingly, must be classified as “a service in the field of transport” within the meaning of applicable European Union (“EU”) legislation rather than an information society service. This ruling requires us to comply with national laws, rules, and regulations, if any, governing transport services in respect of the specific UberPOP product. The majority of our Ridesharing products in the EU currently operate under licensing regimes where one or more of Drivers, vehicles, or we are required to register or hold licenses to provide services. As such, while Member States can decide how to interpret this CJEU ruling in their national laws, rules, and regulations in accordance with applicable EU law, we believe the ruling will have a limited impact on our business and operations.

•
In 2015, German authorities banned our peer-to-peer ridesharing product, UberPOP, after a court ruled that it violated local applicable laws, including transport laws, by intermediating riders with drivers operating without professional licenses.

•
In Italy, while we currently have limited ridesharing operations through our licensed ridesharing product, UberBLACK, in Rome and Milan and a taxi product in Turin, we continue to face limitations due to extensive operational requirements faced by licensed drivers.

In addition to the foregoing, many jurisdictions have adopted regulations that apply to how we classify the Drivers who use our platform. For example, in California, State Assembly Bill 5 (“AB5”), which went into effect in January 2020, codifies a test to determine whether a worker is an employee under California law. AB5 provides a mechanism for determining whether workers of a hiring entity are employees or independent contractors, but AB5 does not result in any immediate change in how workers are classified. If the State of California, cities or municipalities, or workers disagree with how a hiring entity classifies workers, AB5 sets forth the test for evaluating their classification. As we explore legal options, we have received and expect to continue to receive claims by or on behalf of Drivers that claim that the Drivers have been misclassified, and should be classified as employees. See the section titled “Risk Factors” included in Part I, Item 1A and “Note 15 - Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
For example, we are currently appealing the loss of our license to operate in London. See the section titled “Risk Factors” included in Part I, Item 1A, “Risk Factors” for more information. This uncertainty and fragmented regulatory environment creates significant complexities for our business and operating model.
As we continue to expand our offerings, we may be subject to additional regulations separate from those that apply to our Rides products, such as regulations related to our dockless e-bike and e-scooter and other products in our Other Bets segment.

ATG and Other Technology Programs
There are no federal U.S. laws expressly regulating the safety of autonomous vehicles or systems; however, various federal agencies, including the National Highway Traffic Safety Administration, have established guidelines regarding the development of automated driving systems. The U.S. Congress has passed and may continue to consider legislation relating to the regulation of autonomous vehicle testing or general deployment. Certain U.S. states and localities have imposed legal restrictions or other requirements on the testing or general deployment of autonomous vehicles, and many other states are considering them. Autonomous vehicle laws, rules, and regulations are expected to continue to evolve in numerous jurisdictions in the United States and in foreign countries and may impose restrictions on our ability to develop, test and commercially deploy autonomous vehicles on our network.
Data Protection and Privacy
Our technology platform, and the user data it collects and processes to run our business, are an integral part of our business model and, as a result, our compliance with laws dealing with the collection and processing of personal data is core to our strategy to improve platform user experience and build trust. Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personally identifiable information and other data relating to individuals, and these laws are increasing in number, enforcement, fines, and other penalties. Two examples of such regulations that have significant implications for our platform are the General Data Protection Regulation (the “GDPR”), a data privacy security law which went into effect in May 2018 and implemented more stringent requirements for processing personal data relating to individuals in the EU, and the California Consumer Privacy Act (the “CCPA”), which went into effect in January 2020 and established new consumer rights and data privacy and security requirements for covered businesses.
Payments and Financial Services
Most jurisdictions in which we operate have laws that govern payment and financial services activities. For example, our subsidiary in the Netherlands, Uber Payments B.V., is registered and authorized as an electronic money institution in support of certain payment activities in the European Economic Area (the “EEA”). Regulators in certain additional jurisdictions may determine that certain aspects of our business are subject to these laws and could require us to obtain licenses to continue to operate in such jurisdictions. In addition, laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform. We are continuing to evaluate our options for seeking further licenses and approvals in several other jurisdictions to optimize payment solutions and support future growth of our business.
Antitrust
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
Intellectual Property
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
Research and Development
Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon our ability to ensure a continual and timely flow of competitive new offerings and technologies, including: autonomous vehicle technologies, dockless e-bikes and e-scooters, as well as certain offerings and technologies related to Freight, and Uber Elevate. We continue to develop new technologies to enhance existing offerings and services, and to expand the range of our offerings through research and development (“R&D”) and acquisition of third-party businesses and technology.

Seasonality
Rides
We typically generate higher revenue in our fourth quarter compared to other quarters due in part to fourth-quarter holiday and business demand, and typically generate lower revenue in our third quarter compared to other quarters due in part to less usage of our platform during peak vacation season in certain cities, such as Paris. We have typically experienced lower quarter-over-quarter growth in Rides in the first quarter.
Eats
We expect to experience seasonal increases in our revenue in the first and fourth quarters compared to the second and third quarters, although the historical growth of Eats has masked these seasonal fluctuations.
Employees
As of December 31, 2019, we and our subsidiaries had approximately 26,900 employees.
Additional Information
We were founded in 2009 and incorporated as Ubercab, Inc., a Delaware corporation, in July 2010. In February 2011, we changed our name to Uber Technologies, Inc. Our principal executive offices are located at 1455 Market Street, 4th Floor, San Francisco, California 94103, and our telephone number is (415) 612-8582.
Our website address is www.uber.com and our investor relations website is located at https://investor.uber.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.
ITEM 1A. RISK FACTORS
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
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
We face competition in each of our offerings, including:

•
Rides. Our Rides offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, and livery services. In addition, public transportation can be a superior substitute to our Rides offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned affiliates, for Drivers and riders, including Lyft, OLA, Didi, Taxify, and our Yandex.Taxi joint venture.

•
Eats: Our Eats offering competes with numerous companies in the meal delivery space in various regions for Drivers, consumers, and restaurants, including GrubHub, DoorDash, Deliveroo, Postmates, Delivery Hero, Just Eat, Takeaway.com, and Amazon. Our Eats offering also competes with restaurants, including those that offer their own delivery and/or take-away, meal kit delivery services, grocery delivery services, and traditional grocers.

•
Freight: Our Freight offering competes with global and North American freight brokers such as C.H. Robinson, Total Quality Logistics, XPO Logistics, Convoy, Echo Global Logistics, Coyote, Transfix, DHL, and NEXT Trucking, among others.

•	Other Bets. Our New Mobility offering, included in our Other Bets segment, competes for riders in the bike and scooter space, including Motivate (an affiliate of Lyft), Lime, Bird, and Skip.

•
ATG and Other Technology Programs. Our ATG and Other Technology Programs segment competes with OEMs and other technology companies in the development of autonomous vehicle technologies and the deployment of autonomous vehicles, including Waymo, Cruise Automation, Tesla, Apple, Zoox, Aptiv, Aurora, and Nuro.

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
We are contractually restricted from competing with our minority-owned affiliates with respect to certain aspects of our business, including in China through August 2023, Russia/CIS through February 2025, Southeast Asia through the later of March 2023 or one year after we dispose of all interests in Grab, and India with respect to meal delivery through January 2023, while none of our minority-owned affiliates are restricted from competing with us anywhere in the world. Didi currently competes with us in certain countries in Latin America and in Australia, and in 2018 made significant investments to gain or maintain category position in certain markets in Latin America. In addition, our Yandex.Taxi joint venture currently competes with us in certain countries in Europe and Africa. As Didi and our other minority-owned affiliates continue to expand their businesses, they may in the future compete with us in additional geographic markets.
Additionally, although we have closed our acquisition of Careem as to most countries in January 2020, we may not ultimately consummate the transaction in countries where antitrust approval has not yet been granted. Further, we may be required in some or all of such countries where antitrust approval has not yet been obtained to divest all or part of our or Careem’s operations. Any such divestiture could bring additional competition to these markets.
For all of these reasons, we may not be able to compete successfully against our current and future competitors. Our inability to compete effectively would have an adverse effect on, or otherwise harm, our business, financial condition, and operating results.
To remain competitive in certain markets, we have in the past lowered, are currently lowering, and may continue to lower, fares or service fees, and we have in the past offered, and may continue to offer, significant Driver incentives and consumer discounts and promotions, which has adversely affected and may continue to adversely affect our financial performance.
To remain competitive in certain markets and generate network scale and liquidity, we have in the past lowered, and expect in the future to continue to lower, fares or service fees, and we have offered and expect to continue to offer significant Driver incentives and consumer discounts and promotions. At times, in certain geographic markets, we have offered, and expect to continue to offer, Driver incentives that cause the total amount of the fare that a Driver retains, combined with the Driver incentives a Driver receives from us, to increase, at times meeting or exceeding the amount of Gross Bookings we generate for a given Trip. In certain geographic markets and regions, we do not have a leading category position, which may result in us choosing to further increase the amount of Driver incentives and consumer discounts and promotions that we offer in those geographic markets and regions. We cannot assure you that offering such Driver incentives and consumer discounts and promotions will be successful. Driver incentives, consumer discounts, promotions, and reductions in fares and our service fee have negatively affected, and will continue to negatively affect, our financial performance. Additionally, we rely on pricing models to calculate consumer fares and Driver earnings, which have been modified over time and will likely in the future be modified, and pricing models at times vary based upon jurisdiction. We cannot assure you that our pricing models or strategies will be successful in attracting consumers and Drivers. For example, recent changes we have made in California to the information that Drivers see in the application, as well as pricing and offer structure changes, have adversely impacted usage of the application. If we are unable to successfully manage these and similar kinds of changes in the future, our business may be adversely impacted.
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
We have incurred significant losses since inception. We incurred operating losses of $4.1 billion, $3.0 billion and $8.6 billion in the years ended December 31, 2017, 2018 and 2019, and as of December 31, 2019, we had an accumulated deficit of $16.4 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We anticipate that we will continue to incur losses in the near term as a result of expected substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, restaurants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; invest in ATG and Other Technology Programs; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products, such as UberPOOL, that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Eats offering to grow the number of Eats consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem and may continue to incur significant operating losses in the Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
Our business would be adversely affected if Drivers were classified as employees.
The classification of Drivers is currently being challenged in courts, by legislators and by government agencies in the United States and abroad. We are involved in numerous legal proceedings globally, including putative class and collective class action lawsuits, demands for arbitration, charges and claims before administrative agencies, and investigations or audits by labor, social security, and tax authorities that claim that Drivers should be treated as our employees (or as workers or quasi-employees where those statuses exist), rather than as independent contractors. We believe that Drivers are independent contractors because, among other things, they can choose whether, when, and where to provide services on our platform, are free to provide services on our competitors’ platforms, and provide a vehicle to perform services on our platform. Nevertheless, we may not be successful in defending the classification of Drivers in some or all jurisdictions. Furthermore, the costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) relating to the classification of Drivers could be material to our business. For example, in March 2019, we reached a preliminary settlement in the O’Connor, et al., v. Uber Technologies, Inc. and Yucesoy v. Uber Technologies, Inc., et al., class actions, pursuant to which we agreed to pay $20 million to Drivers who contracted with us in California and Massachusetts but with whom we have not entered into arbitration agreements, and who sought damages against us based on misclassification, among other claims. The settlement was approved by the court in September 2019.
In addition, more than 100,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements. We anticipate the aggregate amount of payments to Drivers under these individual settlement agreements, together with attorneys’ fees, will fall within an approximate range of $149 million to $170 million, of which approximately $149 million has been paid as of December 31, 2019. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
Changes to foreign, state, and local laws governing the definition or classification of independent contractors, or judicial decisions regarding independent contractor classification, could require classification of Drivers as employees (or workers or quasi-employees where those statuses exist) and/or representation of Drivers by labor unions. For example, the California Supreme Court’s 2018 decision in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status in the context of California wage orders, was expanded and codified in California via Assembly Bill 5, which was signed into law in September 2019 and became effective as of January 1, 2020. Government authorities may, and private plaintiffs have brought litigation asserting that Assembly Bill 5 requires Drivers in California to be classified as employees. For example, a lawsuit filed in California (Colopy v. Uber Technologies, Inc.) references Assembly Bill 5, and the plaintiff filed a motion for preliminary injunction requesting the court to reclassify him and others similarly situated as employees. The preliminary injunction was denied, but the plaintiff also seeks a permanent injunction. If we do not prevail in current litigation or similar actions that may be brought in the future, we may be required to treat Drivers in California as employees or make other changes to our business model in California. Furthermore, a plaintiff in another jurisdiction has filed, and other parties may file, similar motions for injunctive relief and if we do not prevail, we may be required to make changes to our business model in such jurisdictions. In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Policies and Estimates” included in Part II, Item 7 of this Annual Report on Form 10-K and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K. We cannot predict whether Assembly Bill 5, or legislation in other jurisdictions, may lead to similar legislation being enacted elsewhere. Although we have filed a ballot initiative in California with other companies to address Assembly Bill 5, we may be unsuccessful in our efforts and the measure may not pass. Other examples of recent judicial decisions relating to Driver classification include the Aslam, Farrar, Hoy and Mithu v. Uber B.V., et al. ruling by the Employment Appeal Tribunal in the United Kingdom that found that Drivers are workers (rather than self-employed) and a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship. In Razak v. Uber Technologies, Inc., the Third Circuit Court of Appeals is reviewing misclassification claims by UberBLACK Drivers in Philadelphia following a summary judgment order in our favor at the district court level, and we expect a decision in the near term. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees (or as workers or quasi-employees where those statuses exist), we would incur significant additional expenses for compensating Drivers, potentially including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and penalties. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business and financial condition.
If we are unable to attract or maintain a critical mass of Drivers, consumers, restaurants, shippers, and carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users, and our financial results would be adversely impacted.
Our success in a given geographic market significantly depends on our ability to maintain or increase our network scale and liquidity in that geographic market by attracting Drivers, consumers, restaurants, shippers, and carriers to our platform. If Drivers choose not to offer their services through our platform, or elect to offer them through a competitor’s platform, we may lack a sufficient supply of Drivers to attract consumers and restaurants to our platform. We have experienced and expect to continue to experience Driver supply constraints in most geographic markets in which we operate. To the extent that we experience Driver supply constraints in a given market, we may need to increase or may not be able to reduce the Driver incentives that we offer without adversely affecting the liquidity network effect that we experience in that market. Similarly, if carriers choose not to offer their services through our platform or elect to use other freight brokers, we may lack a sufficient supply of carriers in specific geographic markets to attract shippers to our platform. Furthermore, if restaurants choose to partner with other meal delivery services in a specific geographic market, or if restaurants choose to engage exclusively with our competitors, other restaurant marketing websites, or other delivery services, we may lack a sufficient variety and supply of restaurant options, or lack access to the most popular restaurants, such that our Eats offering will become less appealing to consumers and restaurants. A significant amount of our Eats Gross Bookings come from a limited number of large restaurant groups, and this concentration increases the risk of fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant restaurant partners. If platform users choose to use other ridesharing, meal delivery, or logistics services, we may lack sufficient opportunities for Drivers to earn a fare, carriers to book a shipment, or restaurants to provide a meal, which may reduce the perceived utility of our platform. An insufficient supply of platform users would decrease our network liquidity and adversely affect our revenue and financial results. Although we may benefit from having larger network scale and liquidity than some competitors, those network effects may not result in competitive advantages or may be overcome by smaller competitors. Maintaining a balance between supply and demand for rides in any given area at any given time and our ability to execute operationally may be more important to service quality than the absolute size of the network. If our service quality diminishes or our competitors’ products achieve greater market adoption, our competitors may be able to grow at a quicker rate than we do and may diminish our network effect.
Our number of platform users may decline materially or fluctuate as a result of many factors, including, among other things, dissatisfaction with the operation of our platform, the price of fares, meals, and shipments (including a reduction in incentives), dissatisfaction with the quality of service provided by the Drivers and restaurants on our platform, quality of platform user support, dissatisfaction with the restaurant selection on Eats, negative publicity related to our brand, including as a result of safety incidents and corporate reporting related to safety, perceived political or geopolitical affiliations, a pandemic or an outbreak of disease or similar public health concern, such as the recent coronavirus outbreak, or fear of such an event, treatment of Drivers, perception of a toxic work culture, perception that our culture has not fundamentally changed, dissatisfaction with changes we make to our products and offerings, or dissatisfaction with our products and offerings in general. For example, in January 2017, a backlash against us in response to accusations that we intended to profit from a protest against an executive order banning certain refugees and immigrants from entering the United States spurred #DeleteUber, a social media campaign that encouraged platform users to delete our app and cease use of our platform. As a result of the #DeleteUber campaign, hundreds of thousands of consumers stopped using our platform within days of the campaign. In addition, if we are unable to provide high-quality support to platform users or respond to reported incidents, including safety incidents, in a timely and acceptable manner, our ability to attract and retain platform users could be adversely affected. If Drivers, consumers, restaurants, shippers, and carriers do not establish or maintain active accounts with us, if a campaign similar to #DeleteUber occurs, if we fail to provide high-quality support, or if we cannot otherwise attract and retain a large number of Drivers, consumers, restaurants, shippers, and carriers, our revenue would decline, and our business would suffer.
The number of Drivers and restaurants on our platform could decline or fluctuate as a result of a number of factors, including Drivers ceasing to provide their services through our platform, passage or enforcement of local laws limiting our products and offerings, the low switching costs between competitor platforms or services, and dissatisfaction with our brand or reputation, pricing models (including potential reductions in incentives), ability to prevent safety incidents, or other aspects of our business. While we aim to provide an earnings opportunity comparable to that available in retail, wholesale, or restaurant services or other similar work, we continue to experience dissatisfaction with our platform from a significant number of Drivers. In particular, as we aim to reduce Driver incentives to improve our financial performance, we expect Driver dissatisfaction will generally increase.
Often, we are forced to make tradeoffs between the satisfaction of various platform users, as a change that one category of users views as positive will likely be viewed as negative to another category of users. We also take certain measures to protect against fraud, help increase safety, and prevent privacy and security breaches, including terminating access to our platform for users with low ratings or reported incidents, and imposing certain qualifications for Drivers and restaurants, which may damage our relationships with platform users or discourage or diminish their use of our platform. Further, we are investing in our autonomous vehicle strategy, which may add to Driver dissatisfaction over time, as it may reduce the need for Drivers. Driver dissatisfaction has in the past resulted in protests by Drivers in various regions, including India, the United Kingdom, and the United States. Such protests have resulted, and any future protests may result, in interruptions to our business. Continued Driver dissatisfaction may also result in a decline in our number of platform users, which would reduce our network liquidity, and which in turn may cause a further decline in platform usage. Any decline in the number of Drivers, consumers, restaurants, shippers, or carriers using our platform would reduce the value of our network and would harm our future operating results.
In addition, changes in Driver qualification and background-check requirements may increase our costs and reduce our ability to onboard additional Drivers to our platform. Our Driver qualification and background check process varies by jurisdiction, and there have been allegations, including from regulators, legislators, prosecutors, taxicab owners, and consumers, that our background check process is insufficient or inadequate. With respect to Drivers who are only eligible to make deliveries through Eats, our qualification and background check standards are generally less extensive than the standards for Drivers who are eligible to provide rides through our Ridesharing products. Legislators and regulators may pass laws or adopt regulations in the future requiring Drivers to undergo a materially different type of qualification, screening, or background check process, or that limit our ability to access information used in the background check process in an efficient manner, which could be costly and time-consuming. Required changes in the qualification, screening, and background check process (including, with respect to our acquisition of Careem, any changes to such processes of Careem) could also reduce the number of Drivers in those markets or extend the time required to recruit new Drivers to our platform, which would adversely impact our business and growth. Furthermore, we rely on a single background-check provider in certain jurisdictions, and we may not be able to arrange for adequate background checks from a different provider on commercially reasonable terms or at all. The failure of this provider to provide background checks on a timely basis would result in our inability to onboard new Drivers or retain existing Drivers undergoing periodic background checks that are required to continue using our platform.
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
Our workplace culture also created a lack of transparency internally, which has resulted in siloed teams that lack coordination and knowledge sharing, causing misalignment and inefficiencies in operational and strategic objectives. Although we have embraced a culture of enhanced transparency under our new management, these efforts may not be successful. Furthermore, many of our regional operations are not centrally managed, such that key policies may not be adequately communicated or managed to achieve consistent business objectives across functions and regions. Although we have reorganized some of our teams to address such issues, such reorganizations may not be successful in aligning operational or strategic objectives across our company.
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
In 2019, we released a safety report, which provides the public with data related to reports of sexual assaults and other critical safety incidents claimed to have occurred on our platform in the United States. The continuing public responses to this safety report or similar public reporting of safety incidents claimed to have occurred on our platform, which may include disclosure of reports provided to regulators and other government authorities, may continue to result in positive and negative media coverage and increased regulatory scrutiny and could adversely affect our reputation with platform users. Further unfavorable media coverage and negative publicity could adversely impact our financial results and future prospects. As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our various platform offerings. Additionally, with respect to our acquisition of Careem, the Careem brand and its apps will continue to operate in parallel with our brand and apps, and any damage or reputational harm to the Careem brand could adversely impact our brand and reputation.
Our brand and reputation might also be harmed by events outside of our control. For example, we faced negative press related to suicides of taxi drivers in New York City reportedly related to the impact of ridesharing on the taxi cab industry. In addition, we have licensed our brand to Didi in China, to our Yandex.Taxi joint venture in Russia/CIS, and to Zomato in India, and while we have certain contractual protections in place governing the use of our brand by these companies, we do not control these businesses, we are not able to anticipate their actions, and consumers may not be aware that these service providers are not controlled by us. Furthermore, if Drivers, restaurants, or carriers provide diminished quality of service, are involved in incidents regarding safety or privacy, engage in malfeasance, or otherwise violate the law, we may receive unfavorable press coverage and our reputation and business may be harmed. As a result, any of these third parties could take actions that result in harm to our brand, reputation, and consequently our business.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 26,900 global employees as of December 31, 2019, of whom approximately 16,200 were located outside the United States. We expect the total number of our employees located outside the United States to increase significantly as we expand globally, including as a result of our acquisition of Careem. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have recently implemented reductions in force and may in the future implement other reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and the risk that we may not achieve the anticipated benefits from the reduction in force. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated system disruptions, slow response times, or poor experiences for Drivers, consumers, restaurants, shippers, and carriers. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we will be required to commit substantial financial, operational, and technical resources. In particular, we will need to improve our transaction processing and reporting, operational, and financial systems, procedures, and controls. For example, due to our significant growth, especially with respect to our high-growth emerging offerings like Eats and Freight, we face challenges in timely and appropriately designing controls in response to evolving risks of material misstatement. These improvements will be particularly challenging if we acquire new businesses with different systems, such as Careem. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, or if our operational technology is insufficient to reliably service Drivers, consumers, restaurants, shippers, or carriers, platform user satisfaction will be adversely affected and may cause platform users to switch to our competitors’ platforms, which would adversely affect our business, financial condition, and operating results.
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
We are not able to control or predict the actions of platform users and third parties, either during their use of our platform or otherwise, and we may be unable to protect or provide a safe environment for Drivers and consumers as a result of certain actions by Drivers, consumers, restaurants, carriers, and third parties. Such actions may result in injuries, property damage, or loss of life for consumers and third parties, or business interruption, brand and reputational damage, or significant liabilities for us. Although we administer certain qualification processes for users of our platform, including background checks on Drivers through third-party service providers, these qualification processes and background checks may not expose all potentially relevant information and are limited in certain jurisdictions according to national and local laws, and our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. Further, the qualification and background check standards for Eats Delivery People are generally less extensive than those conducted for Rides Drivers. In addition, we do not independently test Drivers’ driving skills. Consequently, we expect to continue to receive complaints from riders and other consumers, as well as actual or threatened legal action against us related to Driver conduct. We have also faced civil litigation alleging, among other things, inadequate Driver qualification processes and background checks, and general misrepresentations regarding the safety of our platform.
If Drivers or carriers, or individuals impersonating Drivers or carriers, engage in criminal activity, misconduct, or inappropriate conduct or use our platform as a conduit for criminal activity, consumers and shippers may not consider our products and offerings safe, and we may receive negative press coverage as a result of our business relationship with such Driver or carrier, which would adversely impact our brand, reputation, and business. There have been numerous incidents and allegations worldwide of Drivers, or individuals impersonating Drivers, sexually assaulting, abusing, kidnapping and/or fatally injuring consumers, or otherwise engaging in criminal activity while using our platform or claiming to use our platform. Furthermore, if consumers engage in criminal activity or misconduct while using our platform, Drivers and restaurants may be unwilling to continue using our platform. In addition, certain regions where we operate have high rates of violent crime, which has impacted Drivers and consumers in those regions. For example, in Latin America, there have been numerous and increasing reports of Drivers and consumers being victimized by violent crime, such as armed robbery, violent assault, and rape, while taking or providing a trip on our platform. If other criminal, inappropriate, or other negative incidents occur due to the conduct of platform users or third parties, our ability to attract platform users may be harmed, and our business and financial results could be adversely affected.
Public reporting or disclosure of reported safety information, including information about safety incidents reportedly occurring on or related to our platform, whether generated by us or third parties such as media or regulators, may adversely impact our business and financial results.
Further, we may be subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by Drivers, consumers, or third parties while using our platform, or even when Drivers, consumers, or third parties are not actively using our platform. On a smaller scale, we may face litigation related to claims by Drivers for the actions of consumers or third parties. Our auto liability and general liability insurance policies may not cover all potential claims to which we are exposed, and may not be adequate to indemnify us for all liability. These incidents may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, operating results, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them. As we expand our products and offerings, such as Freight and dockless e-bikes and e-scooters, this insurance risk will grow.
We are making substantial investments in new offerings and technologies, and expect to increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.
We have made substantial investments to develop new offerings and technologies, including autonomous vehicle technologies, dockless e-bikes and e-scooters, Freight, and Uber Elevate, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and offerings. For example, we believe that autonomous vehicles will be an important part of our offerings over the long term, and in 2019, we incurred approximately $960 million of research and development expenses for our ATG and Other Technology Programs initiatives. We expect to increase our investments in these new initiatives in the near term. Additionally, we plan to invest significant resources to develop and expand new offerings and technologies in the markets in which Careem operates. We also expect to spend substantial amounts to purchase additional dockless e-bikes and e-scooters, which are susceptible to theft and destruction, as we seek to build our network and increase our scale, and to expand these products to additional markets. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because such offerings and technologies are new, they will likely involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges, and other risks, some of which we do not currently anticipate. For example, we discontinued certain products, such as Xchange Leasing, our vehicle leasing business in the United States because we failed to operate it efficiently.
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
As of December 31, 2019, we operated in 69 countries, and markets outside the United States accounted for approximately 78% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local competitors. For example, in January 2020, we completed our acquisition of Careem in jurisdictions where we have received regulatory approval and in March 2019, we announced the expansion of our Freight offering into Europe. Such investments may not be successful and may negatively affect our operating results.
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

•
public health concerns or emergencies, such as coronavirus and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate; and

•	reduced or varied protection for intellectual property rights in some markets.
These risks could adversely affect our international operations, which could in turn adversely affect our business, financial condition, and operating results.
We have limited influence over our minority-owned affiliates, which subjects us to substantial risks, including potential loss of value.
Our international growth strategy has included the restructuring of our business and assets in certain jurisdictions by partnering with and investing in local ridesharing and meal delivery companies to participate in those markets rather than operate in those markets independently. As a result, a significant portion of our assets includes minority ownership positions in each of Didi, Grab, our Yandex.Taxi joint venture and Zomato. Each of Didi, Grab and our Yandex.Taxi joint venture operates ridesharing, meal delivery, and related logistics businesses in their respective primary markets in China, Southeast Asia, Russia/CIS, and Zomato operates a meal delivery business in India.
Our ownership in these entities involves significant risks that are outside our control. We are not represented on the management team or board of directors of Didi or Zomato, and therefore we do not participate in the day-to-day management of Didi or Zomato or the actions taken by the board of directors of Didi and Zomato. We are not represented on the management teams of Grab or our Yandex.Taxi joint venture, and therefore do not participate in the day-to-day management of Grab or our Yandex.Taxi joint venture. Although we are represented on each of the boards of directors of Grab and our Yandex.Taxi joint venture, we do not have a controlling influence on those boards, other than with respect to certain approval rights over material corporate actions. As a result, the boards of directors or management teams of these companies may make decisions or take actions with which we disagree or that may be harmful to the value of our ownership in these companies. Additionally, these companies have expanded their offerings, and we expect them to continue to expand their offerings in the future, to compete with us in various markets throughout the world such as in certain countries in Latin America and in Australia where we compete with Didi and certain countries in Europe where we compete with our Yandex.Taxi joint venture. While this could enhance the value of our ownership interest in these companies, our business, financial condition, operating results, and prospects would be adversely affected by such expansion into markets in which we operate.
Any material decline in the business of these entities would adversely affect the value of our assets and our financial results. Furthermore, the value of these assets is based in part on the market valuations of these entities, and weakened financial markets may adversely affect such valuations. These positions could expose us to risks, litigation, and unknown liabilities because, among other things, these companies have limited operating histories in an evolving industry and may have less predictable operating results; are privately owned and, as a result, limited public information is available and we may not learn all the material information regarding these businesses; are domiciled and operate in countries with particular economic, tax, political, legal, safety, regulatory and public health risks, including impact of the recent outbreak of coronavirus to their business; depend on the management talents and efforts of a small group of individuals, and, as a result, the death, disability, resignation, or termination of one or more of these individuals could have an adverse effect on the relevant company’s operations; and will likely require substantial additional capital to support their operations and expansion and to maintain their competitive positions. Any of these risks could materially affect the value of our assets, which could have an adverse effect on our business, financial condition, operating results, or the trading price of our common stock.
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
Our operating results may vary significantly and are not necessarily an indication of future performance. These fluctuations may be a result of a variety of factors, some of which are beyond our control. In particular, we experience seasonal fluctuations in our financial results. For Ridesharing, we typically generate higher revenue in our fourth quarter compared to other quarters due in part to fourth quarter holiday and business demand, and typically generate lower revenue in our third quarter compared to other quarters due in part to less usage of our platform during peak vacation season in certain cities, such as Paris. We have typically experienced lower quarter-over-quarter growth in Rides in the first quarter. For Eats, we expect to experience seasonal increases in our revenue in the first and fourth quarters compared to the second and third quarters, although the historical growth of Eats has masked these seasonal fluctuations. Our growth has made, and may in the future make, seasonal fluctuations difficult to detect. We expect these seasonal trends to become more pronounced over time as our growth slows. Other seasonal trends may develop or these existing seasonal trends may become more extreme, which would contribute to fluctuations in our operating results. In addition to seasonality, our operating results may fluctuate as a result of factors including our ability to attract and retain new platform users, increased competition in the markets in which we operate, our ability to expand our operations in new and existing markets, our ability to maintain an adequate growth rate and effectively manage that growth, our ability to keep pace with technological changes in the industries in which we operate, changes in governmental or other regulations affecting our business, harm to our brand or reputation, and other risks described elsewhere in this Annual Report on Form 10-K. As such, we may not accurately forecast our operating results. We base our expense levels and investment plans on estimates. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If we are unable to achieve sustained profits, our prospects would be adversely affected and investors may lose some or all of the value of their investment.
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
Our Gross Bookings, revenue, and Adjusted Net Revenue growth rates (in particular with respect to our Ridesharing products) have slowed in recent periods, and we expect that they will continue to slow in the future. We believe that our growth depends on a number of factors, including our ability to:

•	grow supply and demand on our platform;

•	increase existing platform users’ activity on our platform;

•	continue to introduce our platform to new markets;

•	provide high-quality support to Drivers, consumers, restaurants, shippers, and carriers;

•	expand our business and increase our market share and category position;

•	compete with the products and offerings of, and pricing and incentives offered by, our competitors;

•	develop new products, offerings, and technologies;

•	identify and acquire or invest in businesses, products, offerings, or technologies that we believe could complement or expand our platform;

•	penetrate suburban and rural areas and increase the number of rides taken on our platform outside metropolitan areas;

•
reduce the costs of our Rides and New Mobility offerings to better compete with personal vehicle ownership and usage and other low-cost alternatives like public transportation, which in many cases can be faster or cheaper than any other form of transportation;

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
In 2019, we derived 23% of our Rides Gross Bookings from five metropolitan areas—Chicago, Los Angeles, New York City, and the San Francisco Bay Area in the United States; and London in the United Kingdom. We experience greater competition in large metropolitan areas than we do in other markets in which we operate, which has led us to offer significant Driver incentives and consumer discounts and promotions in these large metropolitan areas. As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these large metropolitan areas. An economic downturn, increased competition, or regulatory obstacles in any of these key metropolitan areas would adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business. Furthermore, if we are unable to renew existing licenses or do not receive new licenses in key metropolitan areas where we operate or such licenses are terminated, any inability to operate in such metropolitan area, as well as the publicity concerning any such termination or non-renewal, could adversely affect our business, financial condition, and operating results. For example, Transport for London (“TfL”) denied our application for a new license on November 25, 2019. We are continuing operations in London, while we have appealed this decision and expect a hearing in Westminster Magistrates Court in mid-2020.If we are not granted a new license, any inability to operate in London could adversely affect our business, financial condition and operating results.
In addition, in August 2018, New York City approved regulations for the local for-hire market (which includes our Ridesharing products), including a cap on the number of new vehicle licenses issued to drivers who offer for-hire services. In December 2018, New York City also established a standard for time and distance designed to target minimum hourly earnings for drivers providing for-hire services in New York City and surrounding areas. These minimum rates took effect in February 2019, and the regulator will update them periodically. We continue to work through adjustments with respect to rider promotions, driver supply, and other aspects of our business in response to these regulations; however, these regulations had a negative impact on our financial performance in New York City throughout 2019 and may have a similar adverse impact in the future. In August 2019, New York City issued a regulation to limit how much time drivers providing ride-hailing services can spend cruising streets in busy areas of Manhattan without passengers. In December 2019, a New York state judge struck down this regulation, which was to come into effect in February 2020. New York City is appealing this ruling. Additionally, in November 2019, a ballot measure to impose a surcharge on ridesharing trips in San Francisco was approved by voters in San Francisco. This surcharge took effect on January 1, 2020. In addition, other jurisdictions such as Seattle have in the past considered or may consider regulations that would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Further, we expect that we will continue to face challenges in penetrating lower-density suburban and rural areas, where our network is smaller and less liquid, the cost of personal vehicle ownership is lower, and personal vehicle ownership is more convenient. If we are not successful in penetrating suburban and rural areas, or if we are unable to operate in certain key metropolitan areas in the future, our ability to serve what we consider to be our total addressable market would be limited, and our business, financial condition, and operating results would suffer.

In 2019, we generated 15% of our Rides Gross Bookings from trips that either started or were completed at an airport, and we expect this percentage to increase in the future. As a result of this concentration, our operating results are susceptible to existing regulations and regulatory changes that impact the ability of drivers using our platform to provide trips to and from airports. Certain airports currently regulate ridesharing within airport boundaries, including by mandating that ridesharing service providers obtain airport-specific licenses, and some airports, particularly those outside the United States, have banned ridesharing operations altogether. Despite such bans, some Drivers continue to provide Rides services, including trips to and from airports, despite lacking the requisite permits. Such actions may result in the imposition of fines or sanctions, including further bans on our ability to operate within airport boundaries, against us or Drivers. Additional bans on our airport operations, or any permitting requirements or instances of non-compliance by Drivers, would significantly disrupt our operations. In addition, if drop-offs or pick-ups of riders become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, the number of Drivers or consumers could decrease, which would adversely affect our business, financial condition, and operating results. While we have entered into agreements with most major U.S. airports as well as certain airports outside the United States to allow the use of our platform within airport boundaries, we cannot guarantee that we will be able to renew such agreements on favorable terms if at all, and we may not be successful in negotiating similar agreements with airports in all jurisdictions.
If we fail to develop and successfully commercialize autonomous vehicle technologies or fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors, or are perceived as less safe than those of our competitors or non-autonomous vehicles, our financial performance and prospects would be adversely impacted.
We have invested, and we expect to continue to invest, substantial amounts in autonomous vehicle technologies. As discussed elsewhere in this Annual Report on Form 10-K, we believe that autonomous vehicle technologies may have the ability to meaningfully impact the industries in which we compete. While we believe that autonomous vehicles present substantial opportunities, the development of such technology is expensive and time-consuming and may not be successful. Several other companies, including Waymo, Cruise Automation, Tesla, Apple, Zoox, Aptiv, Aurora, and Nuro, are also developing autonomous vehicle technologies, either alone or through collaborations with car manufacturers, and we expect that they will use such technology to further compete with us in the personal mobility, meal delivery, or logistics industries. We expect certain competitors to commercialize autonomous vehicle technologies at scale before we do. Waymo has already introduced a commercialized ridehailing fleet of autonomous vehicles, and it is possible that other of our competitors could introduce autonomous vehicle offerings earlier than we will. In the event that our competitors bring autonomous vehicles to market before we do, or their technology is or is perceived to be superior to ours, they may be able to leverage such technology to compete more effectively with us, which would adversely impact our financial performance and our prospects. For example, use of autonomous vehicles could substantially reduce the cost of providing ridesharing, meal delivery, or logistics services, which could allow competitors to offer such services at a substantially lower price as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our financial performance and prospects would be adversely impacted.
Autonomous vehicle technologies involve significant risks and liabilities. We conduct real-world testing of our autonomous vehicles, which currently includes at least one trained driver in the driver’s seat monitoring operations while the vehicle is in autonomous mode. In March 2018, one such test vehicle struck and killed a pedestrian in Tempe, Arizona. Following that incident, we voluntarily suspended public-road testing of our autonomous vehicles for several months in all markets where we were conducting real-world testing, which was a setback for our autonomous vehicle technology efforts. The National Transportation Safety Board investigated the collision, and, in its conclusion, recommended that we implement certain safety risk management measures for autonomous driving system testing. While we continue to implement and monitor a safety risk management system, we cannot assure you that such a system will prevent additional collisions involving our autonomous vehicles. We currently test vehicles in autonomous mode on public roads in Pennsylvania, and, in February 2020, were issued a permit to test autonomous vehicles on California public roads with a trained driver in the vehicle. Failures of our autonomous vehicle technologies or additional crashes involving autonomous vehicles using our technology could generate substantial liability for us, create negative publicity about us, or result in regulatory scrutiny, all of which would have an adverse effect on our reputation, brand, business, prospects, and operating results.
The development of our autonomous vehicle technologies is highly dependent on internally developed software, as well as on partnerships with third parties such as OEMs and other suppliers, including Toyota and DENSO pursuant to the ATG Collaboration Agreement, and Volvo. We develop and integrate self-driving software into our autonomous vehicle technologies and work with OEMs and other suppliers to develop autonomous vehicle technology hardware. We partner with OEMs that will seek to manufacture vehicles capable of incorporating our autonomous vehicle technologies. The timely development and performance of our autonomous vehicle programs is dependent on the materials, cooperation, and quality delivered by our partners and suppliers. Our dependence on these relationships exposes us to the risk that components manufactured by OEMs or other suppliers could contain defects that would cause our autonomous vehicle technologies to not operate as intended. Further, reliance on these relationships exposes us to risks beyond our control, such as third-party software or manufacturing defects, which would substantially impair our ability to deploy autonomous vehicles. If our autonomous vehicle technologies were to contain design or manufacturing defects that caused such technology to not perform as expected, or if we were unable to deploy autonomous vehicles as a result of manufacturing delays by OEMs, our financial performance and our prospects could be harmed.
Federal and state government regulations specifically designed to govern autonomous vehicle operation, testing and/or manufacture are developing. These regulations could include requirements that significantly delay or narrowly limit the commercialization of autonomous vehicles, limit the number of autonomous vehicles that we can manufacture or use on our platform, or impose significant liabilities on manufacturers or operators of autonomous vehicles or developers of autonomous vehicle technologies. If regulations of this nature are implemented, we may not be able to commercialize our autonomous vehicle technologies in the manner we expect, or at all. Further, if we are unable to comply with existing or new regulations or laws applicable to autonomous vehicles, we could become subject to substantial fines or penalties.
In 2019, we entered into an agreement with SoftBank, Toyota, and DENSO pursuant to which these investors invested an aggregate of $1.0 billion ($400 million from Toyota, $333 million from SoftBank, and $267 million from DENSO) in a newly formed corporate parent entity for ATG. This investment will enable us to raise dedicated capital to fund our ATG business and aims to accelerate the development and commercialization of automated ridesharing services. In connection with the investment, we have entered into the ATG Collaboration Agreement with Toyota, DENSO, and ATG with respect to next-generation self-driving hardware and the development of self-driving vehicles leveraging technology from each of the parties. The transaction closed in July 2019; however, we cannot assure you that the transaction will have the effects that we anticipate.
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
To attract and retain key personnel, we use equity incentives, among other measures. These measures may not be sufficient to attract and retain the personnel we require to operate our business effectively. Additionally, key members of our management team and many of our employees hold RSUs that vested in connection with our IPO, or hold stock options that are or will become exercisable for common stock, which we expect will adversely impact our ability to retain employees. Further, the equity incentives we currently use to attract, retain, and motivate employees may not be as effective as in the past, particularly if the value of the underlying stock does not increase commensurate with expectations or consistent with our historical stock price growth. If we are unable to attract and retain high-quality management and operating personnel, our business, financial condition, and operating results could be adversely affected.
The impact of economic conditions, including the resulting effect on discretionary consumer spending, may harm our business and operating results.
Our performance is subject to economic conditions and their impact on levels of discretionary consumer spending. Some of the factors that have an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected. In such circumstances, consumers may choose to use one of our lower price-point products, such as UberPOOL, over a higher Gross Bookings per Trip offering, may choose to forgo our offerings for lower-cost personal vehicle or public transportation alternatives, or may reduce total miles traveled as economic activity decreases. Such a shift in consumer behavior may reduce our network liquidity and may harm our business, financial condition, and operating results. Likewise, small businesses that do not have substantial resources, including many of the restaurants in our network, tend to be more adversely affected by poor economic conditions than large businesses. Further, because spending for food purchases from restaurants is generally considered discretionary, any decline in consumer spending may have a disproportionate effect on our Eats offering. If spending at many of the restaurants in our network declines, or if a significant number of these restaurants go out of business, consumers may be less likely to use our products and offerings, which could harm our business and operating results. Alternatively, if economic conditions improve, it could lead to Drivers obtaining additional or alternative opportunities for work, which could negatively impact the number of Drivers on our platform, and thereby reduce our network liquidity.
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
Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. We have been subject to security and data privacy incidents in the past and may be again in the future. For example, in May 2014, we experienced a data security incident in which an outside actor gained access to certain personal information belonging to Drivers through an access key written into code that an employee had unintentionally posted publicly on a code-sharing website used by software developers (the “2014 Breach”). In October and November of 2016, outside actors downloaded the personal data of approximately 57 million Drivers and consumers worldwide (the “2016 Breach”). The accessed data included the names, email addresses, mobile phone numbers, and drivers’ license numbers of approximately 600,000 Drivers, among other information. For further information on this incident, see the risk factors titled “—We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, the SEC and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business” and “—We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative, and regulatory action, and negative press about our privacy and data protection practices,” below. In November 2018, a third-party assessor ranked our maturity level for all but two security capabilities as below or at the minimum maturity end of our industry maturity range, which purports to be a composite range derived from the minimum and maximum maturity ratings across related industry sections in consumer products, travel and hospitality, banking and securities, and technology. As we expand our operations, we may also assume liabilities for breaches experienced by the companies we acquire. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security breach that allowed access to certain personal information of riders and drivers on its platform, as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security breaches, or if we fail to remediate this or any other data security breach that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities.
If we are unable to successfully introduce new or upgraded products, offerings, or features for Drivers, consumers, restaurants, shippers, and carriers, we may fail to retain and attract such users to our platform and our operating results would be adversely affected.
To continue to retain and attract Drivers, consumers, restaurants, shippers, and carriers to our platform, we will need to continue to invest in the development of new products, offerings, and features that add value for Drivers, consumers, restaurants, shippers, and carriers and that differentiate us from our competitors. For example, in 2018, we redesigned our Driver application with features that better anticipate Driver needs, such as improved real-time communication and updates on the availability of riders and consumers and the pricing of fares and deliveries, and we acquired orderTalk to better integrate Eats with restaurant point-of-sale systems. In addition, in January 2020, we introduced a number of product changes in California intended to, among other things, provide Drivers with more information about rider destinations, trip distance, and expected fares, display prices more clearly, and allow users to select preferred Drivers, all of which are intended to further strengthen the independence of Drivers in California and protect their ability to work flexibly when using the Uber platform.
Developing and delivering these new or upgraded products, offerings, and features is costly, and the success of such new products, offerings, and features depends on several factors, including the timely completion, introduction, and market acceptance of such products, offerings, and features. Moreover, any such new or upgraded products, offerings, or features may not work as intended or may not provide intended value to platform users. For example, our recent product changes in California have resulted in, and may continue to result in, reduced demand for rides and reduced supply of Drivers on our platform, Driver dissatisfaction, and adverse impacts on the operation of our platform. If we are unable to continue to develop new or upgraded products, offerings, and features, or if platform users do not perceive value in such new or upgraded products, offerings, and features, platform users may choose not to use our platform, which would adversely affect our operating results.
If we are unable to manage supply chain risks related to New Mobility products such as dockless e-bikes and e-scooters and advanced technologies such as autonomous vehicles, our operations may be disrupted.
Our New Mobility products include dockless e-bikes and e-scooters and we are developing advanced technologies for autonomous vehicles. These products require and rely on hardware and other components that we source from third-party suppliers. The continued development of dockless e-bikes and e-scooters, autonomous vehicle technologies, and other products depends on our ability to implement and manage supply chain logistics to secure the necessary components and hardware. We do not have significant experience in managing supply chain risks. We depend on a limited number of suppliers for our dockless e-bikes, and on a single supplier for our e-scooters that also supplies our primary competitors. It is possible that we may not be able to obtain a sufficient supply of dockless e-bikes and e-scooters in a timely manner, or at all. The timely development and performance of our New Mobility products is dependent on the materials, cooperation, and quality delivered by our suppliers. Further, we source certain specialized or custom-made components for our autonomous vehicle and other advanced technologies from a small number of specialized suppliers, and we may not be able to secure substitutes in a timely manner, on reasonable terms, or at all. Events that could disrupt our supply chain include, but are not limited to:

•	the imposition of trade laws or regulations;

•	the imposition of duties, tariffs, and other charges on imports and exports, including with respect to imports and exports of dockless e-bikes and e-scooters from China;

•	disruption in the supply of certain hardware and components from our international suppliers, particularly those in China;

•	public health concerns or epidemics, such as the recent coronavirus outbreak, affecting the production capabilities of our suppliers, including by resulting in quarantines or closures;

•	foreign currency fluctuations;

•	theft; and

•	restrictions on the transfer of funds.

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
In certain jurisdictions, including India, Brazil, and Mexico, as well as certain other countries in Latin America, Europe, the Middle East, and Africa, we allow consumers to use cash to pay Drivers the entire fare of rides and cost of meal deliveries (including our service fee from such rides and meal deliveries). In 2019, cash-paid trips accounted for approximately 11% of our global Gross Bookings. This percentage may increase in the future, particularly in the markets in which Careem operates. The use of cash in connection with our technology raises numerous regulatory, operational, and safety concerns. For example, many jurisdictions have specific regulations regarding the use of cash for ridesharing and certain jurisdictions prohibit the use of cash for ridesharing. Failure to comply with these regulations could result in the imposition of significant fines and penalties and could result in a regulator requiring that we suspend operations in those jurisdictions. In addition to these regulatory concerns, the use of cash with our Rides products and Eats offering can increase safety and security risks for Drivers and riders, including potential robbery, assault, violent or fatal attacks, and other criminal acts. In certain jurisdictions such as Brazil, serious safety incidents resulting in robberies and violent, fatal attacks on Drivers while using our platform have been reported. If we are not able to adequately address any of these concerns, we could suffer significant reputational harm, which could adversely impact our business.
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
In 2019, 89% of our Gross Bookings were paid by either credit card or debit card. As such, the loss of our credit card acceptance privileges would significantly limit our business model. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry (“PCI”) and Data Security Standard (the “Standard”). The Standard is a comprehensive set of requirements for enhancing payment account data security developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. Our failure to comply with the Standard and other network operating rules could result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in the payment card network rules, we may be required to submit to periodic audits, self-assessments, or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self- assessment, or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Moreover, the payment card networks could adopt new operating rules or interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. In addition to violations of network rules, including the Standard, any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, could increase our costs, or could otherwise harm our business. The loss of our credit card acceptance privileges for any one of these reasons, or the significant modification of the terms under which we obtain credit card acceptance privileges, may have an adverse effect on our business, revenue, and operating results.
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
As of December 31, 2019, we had total outstanding indebtedness of $5.8 billion aggregate principal amount. In addition, approximately $1.7 billion of the Careem Convertible Notes were issued to Careem stockholders upon the closing of our acquisition of Careem. The Careem Convertible Notes do not bear interest and will mature 90 days after their respective dates of issuance. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of dockless e-bikes and e-scooters or autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness.

Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. For example, the Careem Convertible Notes are convertible into shares of our common stock at the election of each note holder at a price of $55 per share. Some or all of the holders of the Careem Convertible Notes may not elect to convert their notes prior to their maturity, in which case we will be required to repay such notes in cash. We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely payments on our indebtedness, or to fund our operations. To date, we have used a substantial amount of cash for operating activities, and we cannot assure you when we will begin to generate cash from operating activities in amounts sufficient to cover our debt service obligations.
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
As of December 31, 2019, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $8.8 billion and $8.3 billion, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2018 will begin to expire in 2031, and the state net operating loss carryforward amounts will begin to expire in 2020. As of December 31, 2019, we also had foreign net operating loss carryforwards of $2.7 billion that will begin to expire in 2024. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
Our acquisition of Careem is subject to a number of risks and uncertainties.
In March 2019, we entered into an asset purchase agreement to acquire Careem for approximately $3.1 billion, consisting of up to approximately $1.7 billion of the Careem Convertible Notes and approximately $1.4 billion in cash, subject to certain adjustments. In January 2020, we completed the acquisition following clearance of the transaction in Egypt, Jordan, Saudi Arabia and the United Arab Emirates, which represent substantially all of the major markets where regulatory approval was required, and in February 2020, we received regulatory approval in Pakistan. We continue to seek regulatory approval in Qatar and Morocco, and upon receipt of such approvals, we will proceed to close the acquisition of the Careem businesses in those countries.
We acquired substantially all of the assets and assumed substantially all of the liabilities of Careem, including liabilities associated with any data security breaches it has experienced in the past. In markets where we have not received regulatory approval, the acquisition could be blocked, delayed, or subject to significant limitations or restrictions on our ability to operate in any of such markets, and we could be required to divest our or Careem’s business in any such markets. For example, the Qatar competition authority issued a decision in August 2019 blocking the proposed acquisition in Qatar, of which we are appealing. Based on gross bookings in 2018, Careem’s business in Qatar represents approximately 1.8% of its overall business.
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
Our acquisition of Careem has increased our risks under the U.S. Foreign Corrupt Practices Act (“FCPA”) and other similar laws outside the United States. We have worked with Careem’s compliance team to develop and implement employee training and related compliance processes. Our existing and planned safeguards, including training and compliance programs to discourage corrupt practices by such parties, may not prove effective, and such parties may engage in conduct for which we could be held responsible.
Any of these risks and uncertainties could have an adverse effect on our business, financial condition, operating results, and prospects.
If we are unable to identify and successfully acquire suitable businesses, our operating results and prospects could be harmed, and any businesses we acquire may not perform as expected or be effectively integrated.
As part of our business strategy, we have entered into, and expect to continue to enter into, agreements to acquire companies, form joint ventures, divest portions or aspects of our business, sell minority stakes in portions or aspects of our business, and acquire complementary companies or technologies, including divestitures in China, Southeast Asia and India, our Yandex.Taxi joint venture in Russia/CIS, our acquisition of Careem, and the investment by SoftBank, Toyota, and DENSO in ATG (the “ATG Investment Transaction”). Competition within our industry for acquisitions of businesses, technologies, and assets is intense. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors. For example, our acquisition of Careem continues to be subject to approval from the regional competition authorities in certain markets in which Careem operates. Pursuant to the terms of our agreement with Careem, failure to obtain approval in one or more of these countries could require us to divest our or Careem’s business in that country. Moreover, the ATG Investment Transaction is subject to a number of risks and uncertainties. For example, if the Committee on Foreign Investment in the United States (“CFIUS”) unwinds the ATG Collaboration Agreement or requires mitigation measures that materially and adversely affect the strategic benefits of the ATG Collaboration Agreement, SoftBank, Toyota, and DENSO will each have the right to require ATG to redeem some or all of their preferred units at a price equal to their respective initial investment amounts.
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
In addition, any businesses we acquire may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies, including managing any privacy or data security risks associated with such acquisitions, may harm our operating results and expansion prospects. The process of integrating an acquired company, business, or technology or acquired personnel into our company is subject to various risks and challenges, including:

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

•	maintaining important business relationships and contracts of the acquired business;

•	liability for pre-acquisition activities of the acquired company;

•	litigation or other claims or liabilities arising in connection with the acquisition or the acquired company; and

•	impairment charges associated with goodwill, long-lived assets, investments, and other acquired intangible assets.
We may not receive a favorable return on investment for prior or future business combinations, including with respect to ATG, Careem or our minority-owned affiliates, and we cannot predict whether these transactions will be accretive to the value of our common stock. It is also possible that acquisitions, combinations, divestitures, joint ventures, or other strategic transactions we announce could be viewed negatively by the press, investors, platform users, or regulators, any or all of which may adversely affect our reputation and our business. Any of these factors may adversely affect our ability to consummate a transaction, our financial condition, and our operating results.
Legal and Regulatory Risks Related to Our Business
We may continue to be blocked from or limited in providing or operating our products and offerings in certain jurisdictions, and may be required to modify our business model in those jurisdictions as a result.
In certain jurisdictions, including key markets such as Argentina, Germany, Italy, Japan, South Korea, and Spain, our ridesharing business model has been blocked, capped, or suspended, or we have been required to change our business model, due primarily to laws and significant regulatory restrictions in such jurisdictions. In some cases, we have applied for and obtained licenses or permits to operate and must continue to comply with the license or permit requirements or risk revocation. In addition, we may not be able to maintain or renew any such license or permit. For example, TfL scrutinizes our business on an on-going basis and we are subject to license reviews at renewal. In September 2019, TfL granted us a two month license, finding us a fit and proper operator, but in November 2019, TfL declined to issue us a license, finding that we were not “fit and proper,” including with respect to confidence in our change and release management processes. We have appealed the decision and are able to continue operations pending judicial proceedings. We expect the appeal to be heard in Westminster Magistrates Court in mid-2020. Any inability to operate in London, as well as the publicity concerning an adverse judicial decision, would adversely affect our business, revenue, and operating results. We cannot predict whether the TfL decision, or future regulatory decisions or legislation in other jurisdictions, may embolden or encourage other authorities to take similar actions even where we are operating according to the terms of an existing license or permit. Additionally, in April 2019, Mexico City’s Secretaría de Movilidad passed an amendment to existing ridesharing regulations implementing certain operational requirements, including a prohibition on the use of cash to pay for ridesharing services and, effective as of November 2019, a requirement that Drivers in Mexico City obtain additional licenses to provide ridesharing services. We are still evaluating the impact of these regulations, but such operational requirements, if implemented without modification, could have a negative impact on our business and our failure to comply with such regulations may result in a revocation of our license to operate in Mexico City.
Traditional taxicab and car service operators in various jurisdictions continue to lobby legislators and regulators to block our Rides products or to require us to comply with regulatory, insurance, record-keeping, licensing, and other requirements to which taxicab and car services are subject. For example, in January 2019, we suspended our Rides products in Barcelona after the regional government enacted regulations mandating minimum wait times before riders could be picked up by ridesharing drivers. In December 2018, New York City’s Taxi and Limousine Commission implemented a per-mile and per-minute minimum trip payment formula, designed to establish a minimum pay standard, for drivers providing for-hire services in New York City, such as those provided by Drivers on our platform. These minimum rates took effect in February 2019. We are still working through adjustments to be made with respect to rider promotions, driver supply, and other aspects of our business in response to these regulations; however, these regulations had a negative impact on our financial performance in New York City in the first quarter of 2019 and may have a similar adverse impact in the future. In August 2018, the New York City Council voted to approve various measures to further regulate our business, including driver earning rules, licensing requirements, and a one-year freeze on new for-hire vehicle licenses for ridesharing services like those enabled via our platform, while the city studies whether a permanent freeze would help reduce congestion. In August 2019, New York City’s Taxi and Limousine Commission voted to extend such freeze on for-hire vehicle licenses and also voted to enact a new “cruising cap,” intended to reduce the number of for-hire vehicles operating without passengers on platforms like ours in the central business district of New York City. Although such “cruising cap” was struck down by a New York state judge in December 2019, the freeze on for-hire vehicle licenses remains. Additionally, in November 2019, a ballot measure to impose a surcharge on ridesharing trips in San Francisco was passed by voters in San Francisco and such surcharge took effect on January 1, 2020. Also in January 2020, a new tax went into effect in Chicago that imposes a surcharge of up to $3 per ridesharing trip taken in Chicago. In addition, other jurisdictions such as Seattle have in the past considered or may consider regulations which would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Similar legislative or regulatory initiatives are being considered or have been enacted in countries outside the United States. If other jurisdictions impose similar regulations, our business growth could be adversely affected.
In certain jurisdictions, we are subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. In such jurisdictions, we may be subject to regulatory fines and proceedings and, in certain cases, may be required to cease operations altogether if we continue to operate our business as currently conducted, unless and until such laws and regulations are reformed to clarify that our business operations are fully compliant. For example, on January 31, 2020, we ceased offering our Rides products in Colombia after a Colombian court ruled that we violated local competition laws. We have appealed the decision, which does not suspend its enforceability, and although the Colombian courts have not ruled on the appeal, we have made certain changes to our Rides products in Colombia and re-launched Rides in Colombia in February 2020. Furthermore, in certain of these jurisdictions, we continue to provide our products and offerings while we assess the applicability of these laws and regulations to our products and offerings or while we seek regulatory or policy changes to address concerns with respect to our ability to comply with these laws and regulations. Our decision to continue operating in these instances has come under investigation or has otherwise been subject to scrutiny by government authorities. Our continuation of this practice and other past practices may result in fines or other penalties against us and Drivers imposed by local regulators, potentially increasing the risk that our licenses or permits that are necessary to operate in such jurisdictions will not be renewed. Such fines and penalties have in the past been, and may in the future continue to be, imposed solely on Drivers, which may cause Drivers to stop providing services on our platform. In many instances, we make the business decision as a gesture of goodwill to pay the fines on behalf of Drivers or to pay Drivers’ defense costs, which, in the aggregate, can be in the millions of dollars. Furthermore, such business practices may also result in negative press coverage, which may discourage Drivers and consumers from using our platform and could adversely affect our revenue. In addition, we face regulatory obstacles, including those lobbied for by our competitors or from local governments globally, that have favored and may continue to favor local or incumbent competitors, including obstacles for potential Drivers seeking to obtain required licenses or vehicle certifications. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or Drivers are required to comply with regulatory and other requirements applicable to taxicab and car services, our revenue and growth would be adversely affected.
Our business is subject to numerous legal and regulatory risks that could have an adverse impact on our business and future prospects.
Our platform is available in approximately 10,000 cities across 69 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
Further, existing or new laws and regulations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth and usage of our platform. For example, as we expand our offerings in new areas, such as non-emergency medical transportation, we may be subject to additional healthcare-related federal and state laws and regulations. Additionally, because our offerings are frequently first-to-market in the jurisdictions in which we operate, several local jurisdictions have passed, and we expect additional jurisdictions to pass, laws and regulations that limit or block our ability to offer our products to Drivers and consumers in those jurisdictions, thereby impeding overall use of our platform. We are actively challenging some of these laws and regulations and are lobbying other jurisdictions to oppose similar restrictions on our business, especially our ridesharing services. Further, because a substantial portion of our business involves vehicles that run on fossil fuels, laws, regulations, or governmental actions seeking to curb air pollution or emissions may impact our business. For example, in response to London’s efforts to cut emissions and improve air quality in the city (including the institution of a toxicity charge for polluting vehicles in the city center congestion zone and the introduction of an “Ultra Low Emissions Zone” that went into effect in April 2019), we have added a clean-air fee of 15 pence per mile to each trip on our platform in London, and plan to help Drivers on our platform fully transition to electric vehicles by 2025. Additionally, proposed ridesharing regulations in Egypt and other jurisdictions may require us to share certain personal data with government authorities to operate our app, which we may not be willing to provide. Our failure to share such data in accordance with these regulations may result in government authorities assessing significant fines or penalties against us or shutting down our or Careem’s app in Egypt on either a temporary or indefinite basis.
Additionally, effective January 31, 2020, the United Kingdom commenced an exit from the European Union (“EU”), commonly referred to as Brexit. During a transition period that is set to expire on December 31, 2020, the British government will continue to negotiate the terms of the United Kingdom's future relationship with the EU. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate, including financial laws and regulations (including relating to payment processing), tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity, and restrict access to capital.
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
We face legal risks specific to our new dockless e-bike and e-scooter products, including those that result from quality problems that may arise with our hardware products, which may result in product recalls, litigation, enforcement actions, or regulatory proceedings, and could adversely affect our business, brand, financial condition, and results of operations.
As we expand our New Mobility offerings to include dockless e-bikes and e-scooters, we expect to become subject to additional risks distinct from those relating to our Rides, Eats and Freight offerings. Consumers may not be technically proficient in using dockless e-bikes and e-scooters, and they may not know to wear, or intentionally choose not to wear, protective equipment designed to enhance the safety of these products, including helmets. User error, together with the failure to use protective equipment, increases the risk of injuries or death while using these products. Non-compliance with standard traffic laws, as well as urban hazards such as unpaved or uneven roadways, increases the risk and severity of potential injuries. In addition, we offer our dockless e-bike and e-scooter products predominantly in metropolitan areas, where consumers using dockless e-bikes and e-scooters need to share, navigate, and at times contend with narrow and heavily congested roads occupied by cars, buses and light rail, especially during “rush” hours, all of which heighten the potential of injuries or death. Although we advise platform users of local requirements, including applicable helmet laws, and offer promotional codes for and occasionally give away helmets during promotions or in accordance with local regulations, we do not otherwise provide protective equipment to consumers using our dockless e-bikes and e-scooters. Further, dockless e-bike and e-scooter maintenance, whether performed or facilitated by us, is difficult to ensure, and improper maintenance could lead to serious rider injury or death. Consumers using dockless e-bikes or e-scooters face a more severe level of injury in the event of a collision than that faced while riding in a vehicle, given the less sophisticated, and in some cases absent, passive protection systems on dockless e-bikes and e-scooters. In addition, government regulators in certain jurisdictions have placed the responsibility for user error on e-bike and e-scooter operators, and we cannot assure you that other jurisdictions will not do the same. As such, our dockless e-bike and e-scooter products expose us to increased liability.
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
Competition authorities closely scrutinize us under U.S. and foreign antitrust and competition laws. An increasing number of governments are enforcing competition laws and are doing so with increased scrutiny, including governments in large markets such as the EU, the United States, Brazil, and India, particularly surrounding issues of predatory pricing, price-fixing, and abuse of market power. Many of these jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. For example, complaints have been filed in several jurisdictions, including in the United States and India, alleging that our prices are too high (surge pricing) or too low (discounts or predatory pricing), or both. In February 2020, a purported assignee of Sidecar, an early competitor in the ridesharing business, re-filed a lawsuit against us asserting claims under both federal and California law based on allegations that we engaged in anti-

competitive conduct, after a federal judge dismissed Sidecar’s original lawsuit against us, which was based on similar allegations. If one jurisdiction imposes or proposes to impose new requirements or restrictions on our business, other jurisdictions may follow. Further, any new requirements or restrictions, or proposed requirements or restrictions, could result in adverse publicity or fines, whether or not valid or subject to appeal.
In addition, governmental agencies and regulators may, among other things, prohibit future acquisitions, divestitures, or combinations we plan to make, impose significant fines or penalties, require divestiture of certain of our assets, or impose other restrictions that limit or require us to modify our operations, including limitations on our contractual relationships with platform users or restrictions on our pricing models. For example, while our acquisition of Careem has been approved in Egypt, Jordan, KSA, UAE and Pakistan, it continues to be subject to approval in Morocco and Qatar and a failure to obtain approval in one or more of these remaining markets could require us to divest our or Careem’s business in those markets. We cannot guarantee that we will be able to obtain competition authority approval in any or all of these markets. Such rulings may alter the way in which we do business and, therefore, may continue to increase our costs or liabilities or reduce demand for our platform, which could adversely affect our business, financial condition, or operating results.
Our business is subject to extensive government regulation and oversight relating to the provision of payment and financial services.
Most jurisdictions in which we operate have laws that govern payment and financial services activities. Regulators in certain jurisdictions may determine that certain aspects of our business are subject to these laws and could require us to obtain licenses to continue to operate in such jurisdictions. Our subsidiary in the Netherlands, Uber Payments B.V., is registered and authorized by its competent authority, De Nederlandsche Bank, as an electronic money institution. This authorization permits Uber Payments B.V. to provide payment services (including acquiring and executing payment transactions and money remittances, as referred to in the Revised Payment Services Directive (2015/2366/EU)) and to issue electronic money in the Netherlands. In addition, Uber Payments B.V. has notified De Nederlandsche Bank that it will provide such services on a cross-border passport basis into other countries within the EEA. We continue to critically evaluate our options for seeking additional licenses and approvals in several other jurisdictions to optimize our payment solutions and support the future growth of our business. We could be denied such licenses, have existing licenses revoked, or be required to make significant changes to our business operations before being granted such licenses. For example, it is prohibited for persons to hold, acquire, or increase a “qualifying holding” in an electronic money institution with a corporate seat in the Netherlands, such as Uber Payments B.V., prior to receiving a declaration of no objection (“DNO”) from De Nederlandsche Bank. A “qualifying holding” is a direct or indirect holding of 10% or more of the issued share capital of an electronic money institution, the ability to exercise directly or indirectly 10% or more of the voting rights in an electronic money institution, or the ability to exercise directly or indirectly a similar influence over an electronic money institution. We cannot guarantee that a person intending to hold, acquire, or increase a qualifying holding in us will receive a DNO in the future, and a failure of such person to receive a DNO could expose that person to financial regulatory enforcement action in the Netherlands and could cause our electronic money institution license to be negatively impacted or revoked. If we are denied payment or other financial licenses or such licenses are revoked, we could be forced to cease or limit business operations in certain jurisdictions, including in the EEA, and even if we are able to obtain such licenses, we could be subject to fines or other enforcement action, or stripped of such licenses, if we are found to violate the requirements of such licenses. In some countries, it is not clear whether we are required to be licensed as a payment services provider. Were local regulators to determine that such arrangements require us to be so licensed, such regulators may block payments to Drivers, restaurants, shippers or carriers. Such regulatory actions, or the need to obtain regulatory approvals, could impose significant costs and involve substantial delay in payments we make in certain local markets, any of which could adversely affect our business, financial condition, or operating results.
Effective September 2019, payments made by platform users with payment accounts in the EEA for services provided through our platform are subject to Strong Customer Authentication (“SCA”) regulatory requirements. In many cases, SCA will require a platform user to engage in additional steps to authenticate each payment transaction. These additional authentication requirements may make our platform user experience in the EEA substantially less convenient, and such loss of convenience could meaningfully reduce the frequency with which platform users use our platform or could cause some platform users to stop using our platform entirely, which could adversely affect our business, financial condition, operating results, and prospects. Further, once SCA is implemented, many payment transactions on our platform may fail to be authenticated due to platform users not completing all necessary authentication steps. Thus, in some cases, we may not receive payment from consumers in advance of paying Drivers for services received by those users. A substantial increase in the frequency with which we make Driver payments without having received corresponding payments from consumers could adversely affect our business, financial condition, operating results, and prospects.
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
We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, the SEC, and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business.
We are the subject of DOJ criminal inquiries and investigations, as well as civil enforcement inquiries and investigations by other government agencies, including the SEC, in the United States and abroad. Those inquiries and investigations cover a broad range of matters, including our data designation and document retention policies related to the 2016 Breach, which involved the breach of certain archived consumer data hosted on a cloud-based service that outside actors accessed and downloaded. We have in the past and may in the future, settle claims related to such matters. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the U.S. Federal Trade Commission (the “FTC”), which the FTC Commissioners approved in October 2018. In November and December 2018, U.K., Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. The 2016 Breach may lead to additional costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. We are also subject to inquiries and or investigations by various government authorities related to, among other matters, alleged deceptive business practices and fraud and the adequacy of our disclosures to potential investors and other potential stockholders. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.
We are also subject to inquiries and investigations by government agencies related to certain transactions we have entered into in the United States and other countries. For example, in connection with the Grab transaction, the Competition and Consumer Commission of Singapore concluded that the transaction violated local competition laws and imposed fines and restrictions on both us and Grab, including a requirement that Grab cannot require drivers to drive exclusively on its platform, a prohibition on “excessive price surges,” and protections for driver commission rates. In addition, the Philippine Competition Commission approved the transaction subject to similar restrictions, including a cap on maximum allowable fares and a requirement that Grab cannot require drivers to drive exclusively on its platform, and imposed fines relating to our and Grab’s non-compliance with its interim measures order during the pendency of the commission’s antitrust review. We are currently appealing parts of the Singapore and Philippines decisions. Furthermore, the Careem transaction has not been approved by competition authorities in Qatar and Morocco, and we cannot assure you that the transaction will be approved in any or all of such countries.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2014 Breach and the 2016 Breach. These and any future data privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biennial third-party audits, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties, for, amongst other activities, future failure to report security incidents. In November and December 2018, U.K., Dutch and French supervisory authorities imposed fines totaling approximately $1.6 million. We have also entered into settlement agreements with numerous state enforcement agencies. In January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security breach that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security breaches or if we fail to remediate this or any other data security breach that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. Our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
This risk is enhanced in certain jurisdictions with stringent data privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we may become subject to amended or additional laws that impose substantial additional obligations related to data privacy. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which will increase our compliance costs and the risks associated with non-compliance. For example, the CCPA, which provides new data privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessaoais, or LGPD) in 2018, which is expected to go into effect in August 2020.
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the EEA. We rely on transfer mechanisms permitted under these laws, including the EU Standard Contract Clauses. Such mechanisms have recently received heightened regulatory and judicial scrutiny. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data of Drivers, consumers, or employees in those regions. In addition, we may be required to disclose personal data pursuant to demands from government agencies, including from state and city regulators as a requirement for obtaining or maintaining a license or otherwise, from law enforcement agencies, and from intelligence agencies. This disclosure may result in a failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations, could result in proceedings or actions against us in the same or other jurisdictions, and could have an adverse impact on our reputation and brand. In addition, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationship with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing significant fines or penalties against us or shutting down our or Careem’s app on either a temporary or indefinite basis. Further, if any jurisdiction in which we operate changes its laws, rules, or regulations relating to data residency or local computation such that we are unable to comply in a timely manner or at all, we may risk losing our rights to operate in such jurisdictions. This could adversely affect the manner in which we provide our products and offerings and thus materially affect our operations and financial results.
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
We have operations in, and have business relationships with, entities in countries known to experience high levels of corruption. We are subject to the FCPA and other similar laws outside the United States that prohibit improper payments or offers of payments to foreign governments, their officials, and political parties for the purpose of obtaining or retaining business. U.S. and non-U.S. regulators alike continue to focus on the enforcement of these laws, and we may be subject to additional compliance requirements to identify criminal activity and payments to sanctioned parties. Our activities in certain countries with high levels of corruption enhance the risk of unauthorized payments or offers of payments by Drivers, consumers, restaurants, shippers or carriers, employees, consultants, or business partners in violation of various anti-corruption laws, including the FCPA, even though the actions of these parties are often outside our control. Our acquisition of Careem may further enhance this risk because users of Careem’s platform and Careem’s employees, consultants, and business partners may not be familiar with, and may not have been previously subject to, these anti-corruption laws. We plan to provide significant training to Careem’s employees, consultants, and business partners. However, our existing and future safeguards, including training and compliance programs to discourage these practices by such parties, may not prove effective, and such parties may engage in conduct for which we could be held responsible. Additional compliance requirements may compel us to revise or expand our compliance program, including the procedures we use to verify the identity of platform users and monitor international and domestic transactions. We received requests from the DOJ in May 2017 and August 2017 with respect to an investigation into allegations of small payments to police in Indonesia and other potential improper payments in other countries in which we operate or have operated, including Malaysia, China, and India. In December 2019, the Fraud Section of the DOJ’s Criminal Division (the “Fraud Section”) informed us that the Fraud Section closed its inquiry and will not be pursuing enforcement action against us in relation to such matters.
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
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly owned captive insurance subsidiary. Insurance related to our Rides products may include third-party automobile, automobile comprehensive and collision, physical damage, and uninsured and underinsured motorist coverage. We require Drivers to carry automobile insurance in most countries, and in many cases we also maintain insurance on behalf of Drivers. We rely on a limited number of ridesharing insurance providers, particularly internationally, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. For example, one of our insurance providers recently announced early termination of coverage and was replaced with other insurance providers. In addition to insurance related to our Rides products, we maintain other automobile insurance coverage for owned vehicles and employee activity, as well as insurance coverage for non-automotive corporate risks including general liability, workers’ compensation, property, cyber liability, and director and officers’ liability. If our insurance carriers change the terms of our policies in a manner unfavorable to us or Drivers, our insurance costs could increase. The cost of insurance that we maintain on behalf of Drivers is higher in the United States and Canada than in other geographies. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, we could be liable for significant additional costs.
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
We may be subject to claims of significant liability based on traffic accidents, injuries, or other incidents that are claimed to have been caused by Drivers who use our platform, even when those Drivers are not actively using our platform or when an individual impersonates a Driver. As we expand to include more offerings on our platform, our insurance needs will likely extend to those additional offerings, including Freight, autonomous vehicles, and dockless e-bikes and e-scooters. As a result, our automobile liability and general liability insurance policies may not cover all potential claims related to traffic accidents, injuries, or other incidents that are claimed to have been caused by Drivers who use our platform, and may not be adequate to indemnify us for all liability that we could face. Even if these claims do not result in liability, we could incur significant costs in investigating and defending against them. If we are subject to claims of liability relating to the acts of Drivers or others using our platform, we may be subject to negative publicity and incur additional expenses, which could harm our business, financial condition, and operating results.
In addition, we are subject to local laws, rules, and regulations relating to insurance coverage which could result in proceedings or actions against us by governmental entities or others. Legislation has been passed in many U.S. jurisdictions that codifies these insurance requirements with respect to ridesharing. Additional legislation has been proposed in other jurisdictions that seeks to codify or change insurance requirements with respect to ridesharing. Further, various municipalities have imposed or are considering legislation mandating certain levels of insurance for dockless e-bikes and e-scooters, and service providers and business customers of Freight and Uber for Business may require higher levels of coverage as a condition to entering into certain key contracts with us. Any failure, or perceived failure, by us to comply with local laws, rules, and regulations or contractual obligations relating to insurance coverage could result in proceedings or actions against us by governmental entities or others. These lawsuits, proceedings, or actions may subject us to significant penalties and negative publicity, require us to increase our insurance coverage, require us to amend our insurance policy disclosure, increase our costs, and disrupt our business.
We may be subject to pricing regulations, as well as related litigation or regulatory inquiries.
Our revenue is dependent on the pricing models we use to calculate consumer fares and Driver earnings. Our pricing models, including dynamic pricing, have been, and will likely continue to be, challenged, banned, limited in emergencies, and capped in certain jurisdictions. For example, in 2016, following the filing of a petition in the Delhi High Court relating to surge pricing, we agreed to not calculate consumer fares in excess of the maximum government-mandated fares in New Delhi, India. This practice has now been adopted in all major Indian cities where legal proceedings have limited the use of surge pricing. Further, in 2018, Honolulu, Hawaii became the first U.S. city to pass legislation to cap surge pricing if increased rates exceed the maximum fare set by the city. Additional regulation of our pricing models could increase our operating costs and adversely affect our business. Furthermore, our pricing model has been the subject of litigation and regulatory inquiries related to, among other things, the calculation of and statements regarding consumer fares and Driver earnings (including rates, fees, surcharges, and tolls), as well as the use of surge pricing during emergencies and natural disasters. As a result, we may be forced to change our pricing models in certain jurisdictions, which could harm our revenue or result in a sub-optimal tax structure.
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
Furthermore, from time to time we may introduce or acquire new products, including in areas in which we historically have not operated, which could increase our exposure to patent and other intellectual property claims. In addition, we have been sued, and we may in the future be sued, for allegations of intellectual property infringement or threats of trade secret misappropriation. For example, in February 2017, Waymo filed a lawsuit against us alleging, among other things, theft of trade secrets and patent infringement arising from our acquisition of Ottomotto LLC. In February 2018, we entered into a settlement agreement with Waymo. This agreement resolved Waymo’s claims and provided for certain measures, including the joint retention of an independent software expert, to ensure that our autonomous vehicle hardware and software do not misappropriate Waymo intellectual property. In response to certain adverse findings by the independent software expert, we have made design changes to our autonomous vehicle software, which have been reviewed and approved by the independent software expert as embodying no misappropriation of Waymo trade secrets. This review and approval resolves the independent software review process set out in the settlement agreement with Waymo. In addition, in August 2019, a federal grand jury indicted Anthony Levandowski, a cofounder of Ottomotto LLC and a former employee of ours, on charges of theft of trade secrets from Waymo.
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
The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe that we have conducted our business in a manner that does not result in being characterized as an “investment company” under the Investment Company Act because we are primarily engaged in a non-investment company business. Although a significant portion of our assets constitute investments in non-controlled entities (including in China), referred to elsewhere in this Annual Report on Form 10-K as minority-owned affiliates, we believe that we are not an investment company as defined by the Investment Company Act. While we intend to conduct our operations such that we will not be deemed an investment company, such a determination would require us to initiate burdensome compliance requirements and comply with restrictions imposed by the Investment Company Act that would limit our activities, including limitations on our capital structure and our ability to transact with affiliates, which would have an adverse effect on our financial condition. To avoid such a determination, we may be required to conduct our business in a manner that does not subject us to the requirements of the Investment Company Act, which could have an adverse effect on our business. For example, we may be required to sell certain of our assets and pay significant taxes upon the sale or transfer of such assets.
Risks Related to Ownership of Our Common Stock
The market price of our common stock has been, and may continue to be, volatile or may decline steeply or suddenly regardless of our operating performance, and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the price you paid and may lose all or part of your investment.
If you purchase shares of our common stock, you may not be able to resell those shares at or above the price you paid. The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in MAPCs, Trips, Adjusted EBITDA, Adjusted Net Revenue, Gross Bookings, revenue, or other operating and financial results;

•	announcements by us or estimates by third parties of actual or anticipated changes in the number of Drivers and consumers on our platform;

•	variations between our actual operating results and the expectations of our management, securities analysts, investors, the financial community;

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

•
other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the recent coronavirus outbreak, natural disasters, or responses to these events.

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

•	advance notice requirements for stockholder proposals, which may reduce the number of stockholder proposals available for stockholder consideration;

•	limitations on stockholder ability to convene special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;

•	prohibition on cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and

•
our board of directors is able to issue, without stockholder approval, shares of undesignated preferred stock, which makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. In addition, under our existing debt instruments, we, and certain of our subsidiaries, are subject to certain limitations on our business and operations, including limitations on certain consolidations, mergers, and sales of assets. For information regarding these and other provisions, see the risk factor titled “-We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business.”
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
As of December 31, 2019 and based on a review of recent SEC filings, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially owned approximately 17.6% of our outstanding shares of common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations, or the sale of us or all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving our company, or discouraging a potential acquirer from otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
We have broad discretion in how we use the net proceeds from our IPO, and we may not use them effectively.
We cannot specify with any certainty the particular uses of the remaining net proceeds that we have received from our IPO. Our management has broad discretion in applying the net proceeds we received from our IPO. We have used and may use the net proceeds for general corporate purposes, including working capital, operating expenses, and capital expenditures, and we may use a portion of the net proceeds to acquire complementary businesses, products, offerings, or technologies. We have used some of the net proceeds to satisfy tax withholding obligations related to the vesting of RSUs, which vested in connection with our IPO. We may also spend or invest these proceeds in a way with which our stockholders disagree. If our management fails to use these funds effectively, our business could be seriously harmed. Pending their use, the net proceeds from our initial public offering may be invested in a way that does not produce income or that loses value.
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
By disclosing information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting as of December 31, 2020. We currently are required to disclose changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis.

We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. In addition, as our business continues to grow in size and complexity, we are improving our processes and infrastructure to help ensure we can prepare financial reporting and disclosures within the timeline required for a public company. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In addition, prior to completing our internal control assessment under Section 404, we may become aware of and disclose material weaknesses that will require timely remediation. Due to our significant growth, especially with respect to high-growth offerings like Eats, Freight, and New Mobility, we face challenges in consistent performance of controls in response to evolving risks of misstatement. In addition, due to our continuous development of new products and technology solutions, we face challenges in timely and appropriately designing or executing controls. Our financial reporting infrastructure, including our information technology general computer systems and controls, is also evolving in support of our growing business activities and continued enhancement and automation of our internal control over financial reporting, which results in challenges in the design and consistent execution of such controls. During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or operating results. If we are unable to conclude that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain these and other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Our amended and restated certificate of incorporation will provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
As of December 31, 2019, we leased office facilities around the world totaling 10.0 million square feet, including 2.4 million square feet for our corporate headquarters in San Francisco, California. We are in the process of constructing new Bay Area offices, including our 1.1 million square foot San Francisco headquarters, which we expect to open in 2020. During 2019, we purchased 593 acres of land in Pennsylvania to build a test track for the purpose of testing the performance of autonomous vehicles, as well as an office building. This land is used primarily for our ATG and Other Technology Programs segment.
We believe our facilities, which are generally used by all of our reportable segments, are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
ITEM 3. LEGAL PROCEEDINGS
We are a party to various legal actions and government investigations, and similar or other actions could be brought against us in the future. The most significant of these matters are described below.
Legal Proceedings Described in Note 15 to Our Consolidated Financial Statements
Note 15 - Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2019 contained in this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 15 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:

•	AB5 Lawsuits and Governmental Inquiries

•	O’Connor, et al., v. Uber Technologies, Inc., et al and Yucesoy v. Uber Technologies, Inc., et al.

•	State Unemployment Tax Proceedings

•	Google v. Levandowski; Google v. Levandowski & Ron

•	Copenhagen Criminal Prosecution

•	Aslam, Farrar, Hoy and Mithu v. Uber B.V., Uber Britannia Ltd. and Uber London Ltd.
Legal Proceedings That Are Not Described in Note 15 to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 15 to our consolidated financial statements for the year ended December 31, 2019 contained in this Annual Report on Form 10-K, and incorporated into this item by reference, the following matter also constitutes a material pending legal proceeding, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Australia Class Action
In May 2019, an Australian law firm filed a class action in the Supreme Court of Victoria, Australia, against us and certain of our subsidiaries, on behalf of certain participants in the taxi and hire-car industry. The plaintiff alleges that the Uber entities conspired to injure the group members during the period 2014 to 2017 by either directly breaching transport legislation or commissioning offenses against transport legislation by UberX Rides Drivers in Australia. We deny these allegations and intend to vigorously defend against the lawsuit.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “UBER” since May 10, 2019. Prior to that date, there was no public trading market for our common stock.
Holders of our Common Stock
As of February 19, 2020, there were 387 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. The terms of certain of our outstanding debt instruments restrict our ability to pay dividends or make distributions on our common stock, and we may enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends or make distributions on our capital stock. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
From January 1, 2019 through May 13, 2019 (the date of the filing of our registration statement on Form S-1), we granted to our directors, officers, employees, consultants and other service providers restricted stock units for an aggregate 40 million shares of our common stock under our 2013 Equity Incentive Plan.
On May 16, 2019, we closed a private placement investment by PayPal, Inc. in which we issued and sold 11 million shares of our common stock at a purchase price of $45.00 per share and received aggregate proceeds of $500 million.
The foregoing transaction(s) did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), because the issuance of securities to the recipient did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.
Use of Proceeds
On May 14, 2019, we closed our initial public offering (“ IPO”), in which we sold 180 million shares of our common stock at a price of $45.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to an effective registration statement on Form S-1 (File No. 333-230812). We raised approximately $8.0 billion in net proceeds after deducting underwriting discounts and commissions of $106 million and offering expenses. We have used a portion of the net proceeds, and intend to use the remainder of the net proceeds, from our IPO for general corporate purposes, including working capital, operating expenses and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO to acquire businesses, products, services, or technologies. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Uber Technologies, Inc. under the Securities Act, or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, (“S&P 500”), and the S&P 500 Information Technology Sector Index (“S&P 500 IT”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on May 10, 2019, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2019. The returns shown are based on historical results and are not intended to suggest future performance.
ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. The selected audited consolidated financial data in this section are not intended to replace our audited consolidated financial statements and the related notes and are qualified in their entirety by the audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.
The selected consolidated statement of operations and comprehensive loss data for the year ended December 31, 2015 and the selected consolidated balance sheet data as of December 31, 2015 have been derived from our accounting records and have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015 (1)	2016 (1)	2017	2018	2019
	(Unaudited)
	(In millions, except share amounts which are reflected in thousands, and per share amounts)
Consolidated Statements of Operations Data:
Revenue	$1,995	$3,845	$7,932	$11,270	$14,147
Total costs and expenses (2)	3,334	6,868	12,012	14,303	22,743
Loss from operations	(1,339)	(3,023)	(4,080)	(3,033)	(8,596)
Income (loss) from continuing operations before income taxes and loss from equity method investment (3)	(1,603)	(3,218)	(4,575)	1,312	(8,433)
Income (loss) from discontinued operations, net of income taxes (4)	(1,098)	2,876	—	—	—
Net income (loss) attributable to Uber Technologies, Inc.	(2,688)	(370)	(4,033)	997	(8,506)
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic and diluted net income (loss) per common share: (5)
Continuing operations	$(3.89)	$(7.89)	$(9.46)	$—	$(6.81)
Discontinued operations	(2.68)	6.99	—	—	—
Basic and diluted net income (loss) per common share	$(6.57)	$(0.90)	$(9.46)	$—	$(6.81)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	408,838	411,501	426,360	443,368	1,248,353
Diluted	408,838	411,501	426,360	478,999	1,248,353

(1)
On January 1, 2017, we adopted ASC 606 on a full retrospective basis. Accordingly, our audited consolidated financial statements for 2016 were recast to conform to ASC 606. See Note 1 - Description of Business and Summary of Significant Accounting Policies and Note 2 - Revenue included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. Comparative information for 2015 continues to be reported under the accounting standards in effect for this period and has not been recast to conform to ASC 606.

(2)
Total costs and expenses include $209 million, $128 million, $137 million, $172 million and $4.6 billion of stock-based compensation for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively. For the year ended December 31, 2019, total costs and expenses included $3.6 billion of stock-based compensation expense for awards with a performance-based vesting condition satisfied upon our IPO. For additional information, see Note 11 - Redeemable Convertible Preferred Stock, Common Stock, and Equity (Deficit) to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

(3)
Income (loss) from continuing operations before income taxes and loss from equity method investment in 2018 includes a $2.3 billion gain on the sale of the our Southeast Asia operations, a $2.0 billion unrealized gain on our non-marketable equity securities related to Didi and a $954 million gain on the disposal of our Uber Russia and the Commonwealth of Independent States (“Russia/CIS”) operations. For additional information, see Note 10 - Supplemental Financial Statement Information to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

(4)
In 2016, income (loss) from discontinued operations, net of income taxes reflects a gain on disposition of discontinued operations related to the divestiture of Uber China, partially offset by the loss from operations from Uber China.

(5)
For a description of our computation of basic and diluted net income (loss) per common share see Note 1 - Description of Business and Summary of Significant Accounting Policies and Note 13 - Net Income (Loss) Per Share to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

	As of December 31,
	2015 (1)	2016 (1)	2017	2018	2019 (2), (3)
	(Unaudited)
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,188	$6,241	$4,393	$6,406	$10,873
Short-term investments	—	—	—	—	440
Working capital (3)	4,644	4,589	2,990	4,399	8,286
Total assets	6,740	15,713	15,426	23,988	31,761
Long-term debt, net of current portion	1,423	3,087	3,048	6,869	5,707
Redeemable convertible preferred stock warrant liability	3	211	125	52	—
Total liabilities	4,078	9,198	11,773	17,196	16,578
Redeemable convertible preferred stock	6,256	11,111	12,210	14,177	—
Additional paid-in capital	120	209	320	668	30,739
Accumulated deficit	(4,265)	(4,806)	(8,874)	(7,865)	(16,362)
Total equity (deficit)	(4,146)	(4,596)	(8,557)	(7,385)	14,872

(1)
On January 1, 2017, we adopted ASC 606 on a full retrospective basis. Accordingly, our audited consolidated financial statements for 2016 were recast to conform to ASC 606. See Note 1 - Description of Business and Summary of Significant Accounting Policies and Note 2 - Revenue included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. Comparative information for 2015 continues to be reported under the accounting standards in effect for this period and has not been recast to conform to ASC 606.

(2)
On January 1, 2019, we adopted ASC 842, “Leases” (“ASC 842”) using the modified retrospective transition method and used the effective date as the date of initial application. Consequently, financial information is not updated for periods before January 1, 2019. For additional information, see Note 1 - Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

(3)
On May 14, 2019, we closed our IPO, issued and sold 180 million shares of our common stock and received net proceeds of approximately $8.0 billion. Upon closing of the IPO, (i) all our outstanding redeemable convertible preferred stock automatically converted to common stock; ii) holders of convertible notes elected to convert all outstanding notes into common stock; and, iii) an outstanding warrant (exercisable upon the closing of the IPO) was exercised to purchase common stock. For additional information, see Note 1 - Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

(4)
Working capital is defined as total current assets less total current liabilities. See our audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities as of December 31, 2018 and 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part I, Item 1A, “Risk Factors”, for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K.
Overview
We are a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform. We connect consumers with providers of ride services, restaurants and food delivery services, public transportation networks, e-bikes, e-scooters and other personal mobility options. We use this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry. We are also developing technologies that provide autonomous driving vehicle solutions to consumers, networks of vertical take-off and landing vehicles and new solutions to solve everyday problems.

Financial and Operational Highlights

	Year Ended December 31,
(In millions, except percentages)	2017	2018	2019	2017 to 2018 % Change	2018 to 2019 % Change	2018 to 2019 % Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2), (3)	68	91	111	34%	22%
Trips (2)	3,736	5,220	6,904	40%	32%
Gross Bookings (2)	$34,409	$49,799	$65,001	45%	31%	35%
Revenue	$7,932	$11,270	$14,147	42%	26%	28%
Adjusted Net Revenue (1), (2)	$7,203	$10,297	$12,897	43%	25%	28%
Net income (loss) attributable to Uber Technologies, Inc. (4)	$(4,033)	$997	$(8,506)	125%	**
Rides Adjusted EBITDA	$388	$1,541	$2,071	297%	34%
Adjusted EBITDA (1), (2)	$(2,642)	$(1,847)	$(2,725)	30%	(48)%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” below for more information.
(3) MAPCs presented for annual periods are MAPCs for the fourth quarter of the year. The 2018 MAPCs exclude the impact of our 2018 Divested Operations.
(4) Net income (loss) attributable to Uber Technologies, Inc. includes stock-based compensation expense of $137 million, $172 million and $4.6 billion during the years ended December 31, 2017, 2018 and 2019, respectively.
** Percentage not meaningful.
Highlights for 2019
In 2019, we crossed the 100 million mark for MAPCs, ending the year with 111 million MAPCs or 22% growth compared to 2018, while also seeing a 68% increase in the number of consumers using both Rides and Eats.
Gross Bookings grew over $15 billion for the third consecutive year, up to $65.0 billion or 35%, on a constant currency basis. Revenue and Adjusted Net Revenue grew to $14.1 billion and $12.9 billion, respectively, with quarterly growth rates accelerating throughout 2019 and ending with a full-year Take Rate of 19.8%.
Rides Adjusted EBITDA grew $530 million to $2.1 billion, exiting the year with a record quarter Rides Adjusted EBITDA profit of $742 million which more than covered our Corporate G&A and Platform R&D in the fourth quarter of 2019. Rides Adjusted EBITDA margin as a percentage of Rides revenue and Rides Adjusted Net Revenue improved every quarter in 2019.
Eats Gross Bookings grew $6.6 billion to $14.5 billion, growing 83%, or 87% on a constant currency basis. Eats revenue grew 72%, or 76% on a constant currency basis. Eats Adjusted Net Revenue grew 82%, or 86% on a constant currency basis, while Eats full-year Take Rate was 9.5%.
We continued to expand our other offerings, including Freight and Other Bets, resulting in a combined revenue growth of 128%.
We ended the year with $11.3 billion in cash, cash equivalents and short-term investments.
2019 Significant Developments
Driver Appreciation Award
In April 2019, we paid a $299 million Driver appreciation award to Drivers who met certain criteria. The payment was accounted for as a Driver incentive in the second quarter of 2019.
Initial Public Offering
On May 9, 2019, our registration statement on Form S-1 (File No. 333-230812) related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on the NYSE on May 10, 2019. Our IPO closed on May 14, 2019. For additional information, see Note 1 - Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

PayPal, Inc. (“PayPal”) Private Placement
On May 16, 2019, we closed a private placement by PayPal in which we issued and sold 11 million shares of our common stock at a purchase price of $45.00 per share and received aggregate proceeds of $500 million. Additionally, we and PayPal agreed to extend our global partnership, including a commitment to jointly explore certain commercial collaborations.
Segment Change
During the third quarter of 2019, following a number of leadership and organizational changes, the chief operating decision maker (“CODM”) changed how he assesses performance and allocates resources to a more disaggregated level in order to optimize utilization of the Company’s platform as well as manage research and development of new technologies. Based on this change, in the third quarter of 2019, we determined that we have five operating and reportable segments: Rides, Eats, Freight, Other Bets, and ATG and Other Technology Programs. For additional information, see Note 14 - Segment Information and Geographic Information included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
ATG Investment: Preferred Unit Purchase Agreement
In July 2019, the investment by the ATG Investors in ATG was consummated. We received, in aggregate, consideration of $1.0 billion from Softbank, Toyota, and DENSO (collectively the “ATG Investors”). For additional information, see Note 17 - Non-Controlling Interests to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
2027 Senior Notes
In September 2019, we issued 7.5% senior unsecured notes with an aggregate principal amount of $1.2 billion due on September 15, 2027 in a private placement offering. For additional information, see Note 8 - Long-Term Debt and Revolving Credit Arrangements to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
Pending Acquisition of Majority Ownership in Cornershop
In October 2019, we agreed to purchase a controlling interest in Cornershop, an online grocery delivery platform operating primarily in Chile and Mexico. For additional information, see Note 1 - Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
U.S. Insurance Carrier Changes
In October 2019, James River Group companies (“James River”) delivered a notice of early cancellation of all insurance policies (primarily auto insurance policies) issued to one of our wholly-owned subsidiaries, effective December 31, 2019, two-months earlier than the contractual expiration on February 29, 2020. In the fourth quarter of 2019, James River withdrew all funds previously held in a trust account. These funds continue to serve as collateral for our current and future claim settlement obligations under the indemnification agreements for these insurance policies issued by James River. Effective December 31, 2019, we executed insurance policies with new and existing carriers to provide the same coverage as provided under the James River policies. For additional information, see Note 1 - Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
Recent Developments
Acquisition of Careem
On January 2, 2020, we acquired all entities of Careem Inc. and its subsidiaries, (collectively “Careem”) in jurisdictions where we received regulatory approval or did not require regulatory approval. For additional information, see Note 20 - Subsequent Events to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
Divestiture of Uber Eats India to Zomato
On January 21, 2020, we entered into a definitive agreement and completed the divestiture of our food delivery operations in India (“Uber Eats India”) to Zomato Media Private Limited (“Zomato”). For additional information, see Note 20 - Subsequent Events to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Legal and Regulatory Developments
California State Assembly Bill 5 (“AB5”)
AB5 is a recently enacted statute that codifies a test to determine whether a worker is an employee under California law. The test is referred to as the “ABC” test, and was originally handed down by the California Supreme Court in Dynamex Operations v. Superior Court in 2018. Under the ABC test, workers performing services for a hiring entity are considered employees unless the hiring entity can demonstrate three things: the worker (A) is free from the hiring entity’s control, (B) performs work that is outside the usual course of the hiring entity’s business, and (C) customarily engages in the independent trade, work or type of business performed for the hiring entity. AB5 went into effect in January 2020.
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
We continue to evaluate the impact of AB5 on our business. In January 2020, we introduced a number of product changes in California intended to, among other things, provide Drivers with more information about rider destinations, trip distance, and expected fares, display prices more clearly, and allow users to select preferred drivers, all of which are intended to further strengthen the independence of Drivers in California and protect their ability to work flexibly when using the Uber platform. In addition, we are considering legal responses, additional potential business changes, a potential legislative amendment and have filed a California state ballot initiative which will be voted on in November 2020. The ballot initiative does not ask for exemption from AB5, although many other industries in California received an exemption from the ABC test through special amendments. Instead, we are working to provide voters with an opportunity to support a framework that advocates for legal certainty regarding the status of independent work, and seeks to protect worker flexibility and the quality of on-demand work, while establishing the following:

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
For a discussion of risk factors related to AB5, including how AB5 may impact our business, result of operations, financial position and operating condition, see the risk factor titled “-Our business would be adversely affected if Drivers were classified as employees” included in Part I, Item 1A, “Risk Factors”, and Note 15 - Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
Transport for London (“TfL”)
TfL denied our application for a new license on November 25, 2019. We are continuing to operate in London, while we have appealed TfL’s decision and expect a hearing in Westminster Magistrates Court in mid-2020. We are taking steps to address issues identified by TfL (such as information technology service management processes) and also plan to roll out additional systems to strengthen identity confirmation of Rides Drivers, which may include a facial matching process, which we believe are the most robust in the industry.
Certain Key Metrics and Non-GAAP Financial Measures
Unless otherwise noted, all of our key metrics exclude historical results from China, Russia/CIS, and Southeast Asia, geographies where we previously had operations through the first quarter of 2018 and where we now participate solely through our minority-owned affiliates.
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

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019

Rides	$9,380	$10,166	$10,488	$11,479	$11,446	$12,188	$12,554	$13,512
Eats	1,473	1,774	2,111	2,561	3,071	3,386	3,658	4,374
Freight	40	70	123	126	128	167	223	219
Other Bets	—	2	3	3	4	15	30	26
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

	Year Ended December 31,			2017 to 2018 % Change	2018 to 2019 % Change
(In millions, except percentages)	2017	2018	2019

Adjusted Net Revenue	$7,203	$10,297	$12,897	43%	25%
2019 Compared to 2018
Adjusted Net Revenue increased $2.6 billion, or 25%, primarily driven by growth in Trips and Gross Bookings within Rides and Eats. Rides Take Rate was 21.4%, down from 21.9% in 2018, primarily driven by an increase in incentive spend in Latin America. Eats Take Rate was 9.5%, slightly down from 9.6% in 2018, primarily due to an increase in Delivery People and restaurant payments coupled with higher delivery and subscription discounts, partially offset by lower incentive spend in the U.S. and Canada markets.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net income (loss) attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Year Ended December 31,			2017 to 2018 % Change	2018 to 2019 % Change
(In millions, except percentages)	2017	2018	2019

Adjusted EBITDA	$(2,642)	$(1,847)	$(2,725)	30%	(48)%
2019 Compared to 2018
Adjusted EBITDA loss increased $878 million, or 48%, primarily attributable to continued investments within our non-Rides offerings and an increase in corporate overhead as we grow the business. These investments drove an increase in our Adjusted EBITDA loss margin as a percentage of Adjusted Net Revenue of (3)% to (21)%.
Components of Results of Operations
The following discussion on trends in our components of results of operations excludes IPO related impacts as well as the Driver appreciation award of $299 million, both of which occurred during the second quarter of 2019. The Driver appreciation award was accounted for as a Driver incentive. For additional information about our IPO, see Note 1 - Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
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
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Revenue Recognition,” Note 1 - Description of Business and Summary of Significant Accounting Policies - Revenue Recognition, and Note 2 - Revenue to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
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
We expect that research and development expenses will increase on an absolute dollar basis and vary from period to period as a percentage of revenue for the foreseeable future as we continue to invest in research and development activities relating to ongoing improvements to and maintenance of our platform offerings, as well as ATG and Other Technology Programs, and other research and development programs, including the hiring of engineering, product development, and design employees to support these efforts.
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

•	Gain on extinguishment of convertible notes and settlement of derivatives.

•	Other, which consists primarily of changes in the fair value of warrants and income from forfeitures of warrants.
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
Equity Method Investment, Net of Tax
Equity method investment, net of tax primarily includes the results of our share of income or loss from our Yandex.Taxi joint venture.
Results of Operations
The following table summarizes our consolidated statements of operations for each of the periods presented (in millions):

	Year Ended December 31,
	2017	2018	2019

Revenue	$7,932	$11,270	$14,147
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,160	5,623	7,208
Operations and support	1,354	1,516	2,302
Sales and marketing	2,524	3,151	4,626
Research and development	1,201	1,505	4,836
General and administrative	2,263	2,082	3,299
Depreciation and amortization	510	426	472
Total costs and expenses	12,012	14,303	22,743
Loss from operations	(4,080)	(3,033)	(8,596)
Interest expense	(479)	(648)	(559)
Other income (expense), net	(16)	4,993	722
Income (loss) before income taxes and loss from equity method investment	(4,575)	1,312	(8,433)
Provision for (benefit from) income taxes	(542)	283	45
Loss from equity method investment, net of tax	—	(42)	(34)
Net income (loss) including non-controlling interests	(4,033)	987	(8,512)
Less: net income (loss) attributable to non-controlling interests, net of tax	—	(10)	(6)
Net income (loss) attributable to Uber Technologies, Inc.	$(4,033)	$997	$(8,506)

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Year Ended December 31,
	2017	2018	2019

Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	52%	50%	51%
Operations and support	17%	13%	16%
Sales and marketing	32%	28%	33%
Research and development	15%	13%	34%
General and administrative	29%	18%	23%
Depreciation and amortization	6%	4%	3%
Total costs and expenses	151%	127%	161%
Loss from operations	(51)%	(27)%	(61)%
Interest expense	(6)%	(6)%	(4)%
Other income (expense), net	—%	44%	5%
Income (loss) before income taxes and loss from equity method investment	(58)%	12%	(60)%
Provision for (benefit from) income taxes	(7)%	3%	—%
Loss from equity method investment, net of tax	—%	—%	—%
Net income (loss) including non-controlling interests	(51)%	9%	(60)%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%	—%
Net income (loss) attributable to Uber Technologies, Inc.	(51)%	9%	(60)%
(1) Totals of percentage of revenues may not foot due to rounding.
Comparison of the Years Ended December 31, 2017, 2018 and 2019
Revenue

	Year Ended December 31,			2017 to 2018 % Change	2018 to 2019 % Change
(In millions, except percentages)	2017	2018	2019

Rides (1)	$7,278	$9,437	$10,745	30%	14%
Eats	587	1,460	2,510	149%	72%
Freight	67	356	731	**	105%
Other Bets	—	17	119	**	**
ATG and Other Technology Programs (2)	—	—	42	**	**
Total revenue	$7,932	$11,270	$14,147	42%	26%
(1) Including previously reported Other Core Platform revenue of $390 million, $255 million and $133 million for the years ended December 31, 2017, 2018 and 2019, respectively.
(2) Consists of $42 million collaboration revenue from Toyota recognized for the year ended December 31, 2019. For additional information, see Note 17 - Non-Controlling Interests to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
** Percentage not meaningful.
2019 Compared to 2018
Revenue increased $2.9 billion, or 26%, primarily attributable to an increase in Gross Bookings of 31% which was made up of a 20% increase in Rides, an 83% increase in Eats, and a 121% increase in other offerings including Freight and Other Bets. The overall increase in Gross Bookings was driven by a 22% increase in MAPCs due to global expansion of our Eats product offerings combined with wider market adoption of our Rides product, and overall growth in our other offerings.

2018 Compared to 2017
Revenue increased $3.3 billion, or 42%, primarily attributable to an increase in Gross Bookings of 45% which was made up of a 32% increase in Rides, an 168% increase in Eats, as well as an increase in other offerings including Freight and Other Bets. The overall increase in Gross Bookings was driven by a 34% increase in MAPCs primarily due to an increase in booking fees in Rides and expansion in Eats.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Year Ended December 31,			2017 to 2018 % Change	2018 to 2019 % Change
(In millions, except percentages)	2017	2018	2019

Cost of revenue, exclusive of depreciation and amortization	$4,160	$5,623	$7,208	35%	28%
Percentage of revenue	52%	50%	51%
2019 Compared to 2018
Cost of revenue, exclusive of depreciation and amortization, increased $1.6 billion, or 28%, primarily attributable to an increase in insurance and credit card processing expenses due to overall growth in Trips in our Rides and Eats businesses as well as courier payments related to our Freight business and excess Driver incentives. Excess Driver incentives increased $310 million in 2019 compared to 2018.
2018 Compared to 2017
Cost of revenue, exclusive of depreciation and amortization, increased $1.5 billion, or 35%, primarily attributable to an increase in insurance and credit card processing expenses largely due to an increase in miles driven in Rides, and excess Driver incentives largely due to expansion in our Eats business. Excess Driver incentives increased $306 million in 2018 compared to 2017.
Operations and Support

	Year Ended December 31,			2017 to 2018 % Change	2018 to 2019 % Change
(In millions, except percentages)	2017	2018	2019

Operations and support	$1,354	$1,516	$2,302	12%	52%
Percentage of revenue	17%	13%	16%
2019 Compared to 2018
Operations and support expenses increased $786 million, or 52%, primarily attributable to an increase in stock-based compensation related to RSUs with a performance condition satisfied upon our IPO, employee headcount costs and external contractor expenses.
2018 Compared to 2017
Operations and support expenses increased $162 million, or 12%, primarily attributable to a 32% increase in platform user support operations headcount that resulted in $95 million in increased compensation expenses and allocated facilities expenses related to our expansion into new cities and increased penetration in existing cities, as well as an increase in Driver background-check costs.
Sales and Marketing

	Year Ended December 31,			2017 to 2018 % Change	2018 to 2019 % Change
(In millions, except percentages)	2017	2018	2019

Sales and marketing	$2,524	$3,151	$4,626	25%	47%
Percentage of revenue	32%	28%	33%
2019 Compared to 2018
Sales and marketing expenses increased $1.5 billion, or 47%, primarily attributable to an increase in consumer discounts, rider facing loyalty expense, promotions, credits and refunds, stock-based compensation related to RSUs with a performance condition satisfied upon our IPO and employee headcount costs. Consumer discounts, rider facing loyalty expense, promotions, credits and refunds increased $1.1 billion to $2.5 billion compared to $1.4 billion in 2018.
2018 Compared to 2017
Sales and marketing expenses increased by $627 million, or 25%, primarily attributable to an increase in consumer discounts, promotions, credits and refunds, and consumer advertising and other marketing programs. Additionally, we had a 27% increase in sales and marketing headcount that resulted in $111 million in increased compensation and allocated facilities expenses as we continued to make investments in attracting, retaining, and engaging platform users. Consumer discounts, rider facing loyalty expense, promotions, credits and refunds increased to $1.4 billion compared to $949 million in 2017.
Research and Development

	Year Ended December 31,			2017 to 2018 % Change	2018 to 2019 % Change
(In millions, except percentages)	2017	2018	2019

Research and development	$1,201	$1,505	$4,836	25%	221%
Percentage of revenue	15%	13%	34%
2019 Compared to 2018
Research and development expenses increased $3.3 billion, or 221%, primarily attributable to an increase in stock-based compensation related to RSUs with a performance condition satisfied upon our IPO and employee headcount costs.
2018 Compared to 2017
Research and development expenses increased by $304 million, or 25%. This increase was primarily due to a 17% increase in research and development headcount as we work to drive continued product innovation, resulting in a $354 million increase in compensation and allocated facilities expenses, partially offset by a $44 million decrease in external engineering and research and development equipment spend.
General and Administrative

	Year Ended December 31,			2017 to 2018 % Change	2018 to 2019 % Change
(In millions, except percentages)	2017	2018	2019

General and Administrative	$2,263	$2,082	$3,299	(8)%	58%
Percentage of revenue	29%	18%	23%
2019 Compared to 2018
General and administrative expenses increased $1.2 billion, or 58%, primarily attributable to an increase in stock-based compensation related to RSUs with a performance condition satisfied upon our IPO and employee headcount costs.
2018 Compared to 2017
General and administrative expenses decreased $181 million, or 8%, primarily attributable to a $325 million decrease in legal, tax, and regulatory reserves and settlements, partially offset by an increase in general and administrative headcount of 28% resulting in an $89 million increase in compensation and allocated facilities expenses and a $43 million increase in contractors and outside service provider expenses to support the overall growth of our business.
Depreciation and Amortization

	Year Ended December 31,			2017 to 2018 % Change	2018 to 2019 % Change
(In millions, except percentages)	2017	2018	2019

Depreciation and amortization	$510	$426	$472	(16)%	11%
Percentage of revenue	6%	4%	3%
2019 Compared to 2018
Depreciation and amortization expenses increased $46 million, or 11%, primarily attributable to data center servers depreciation.
2018 Compared to 2017
Depreciation and amortization decreased by $84 million, or 16%. This decrease was primarily due to a $198 million decrease in Vehicle Solutions depreciation as the vehicles were held for sale as of December 31, 2017 and no longer subject to depreciation. The decrease was partially offset by increased depreciation of leased computer equipment of $75 million, a $21 million increase in data center equipment depreciation, and a $12 million increase in leasehold improvements depreciation. There was also a $6 million increase in developed technology amortization as a result of the acquisition of JUMP in 2018.

Interest Expense

	Year Ended December 31,			2017 to 2018 % Change	2018 to 2019 % Change
(In millions, except percentages)	2017	2018	2019

Interest expense	$(479)	$(648)	$(559)	35%	(14)%
Percentage of revenue	(6)%	(6)%	(4)%
2019 Compared to 2018
Interest expense decreased by $89 million, or 14%, primarily due to the conversion of all our outstanding Convertible Notes into common stock upon our IPO in May 2019, partially offset by additional interest expense resulting from the issuance of our 2023 Senior Notes and our 2026 Senior Notes in October 2018.
2018 Compared to 2017
Interest expense increased by $169 million, or 35%. This increase was primarily due to our entry into our $1.5 billion 2018 Senior Secured Term Loan in April 2018, the issuance of $500 million of our 2023 Senior Notes in October 2018, and the issuance of $1.5 billion of our 2026 Senior Notes in October 2018. Interest on Convertible Notes was paid in kind, and therefore interest expense increased due to the higher debt balance outstanding.
Other Income (Expense), Net

	Year Ended December 31,			2017 to 2018 % Change	2018 to 2019 % Change
(In millions, except percentages)	2017	2018	2019

Interest income	$71	$104	$234	46%	125%
Foreign currency exchange gains (losses), net	42	(45)	(40)	(207)%	11%
Gain on business divestitures	—	3,214	—	**	(100)%
Gain (loss) on debt and equity securities, net	—	1,996	2	**	(100)%
Change in fair value of embedded derivatives	(173)	(501)	58	(190)%	112%
Gain on extinguishment of convertible notes and settlement of derivatives	—	—	444	**	**
Other	44	225	24	**	(89)%
Other income (expense), net	$(16)	$4,993	$722	**	(86)%
Percentage of revenue	—%	44%	5%
** Percentage not meaningful.
2019 Compared to 2018
Interest income increased by $130 million or 125% primarily due to interest income earned on higher average cash balances from the proceeds of our IPO and additional investment from our ATG Investors.
Foreign currency exchange gains (losses), net decreased by $5 million due to unrealized impacts on foreign exchange resulting from remeasurement of our foreign currency monetary assets and liabilities denominated in currencies other than the functional currency of an entity.
Gain on business divestitures decreased by $3.2 billion due to the non-recurrence in 2019 of gains on the divestitures of our Southeast Asia and Russia/CIS operations in 2018.
Gain (loss) on debt and equity securities, net decreased by $2.0 billion primarily due to the non-recurrence in 2019 of a gain from a fair value adjustment of our Didi investment in 2018.
Change in fair value of embedded derivatives increased by $559 million as a result of their revaluation, primarily due to changes in discount yield and time to liquidity.
Gain on extinguishment of convertible notes and settlement of derivatives increased by $444 million due to the conversion of our 2021 Convertible Notes and the 2022 Convertible Notes and settlement of the related derivative in connection with our IPO during the second quarter of 2019.
Other decreased by $201 million primarily due to non-recurrence in 2019 of income from forfeitures of warrants during the year ended December 31, 2018.

2018 Compared to 2017
Interest income increased by $33 million, or 46%, from 2017 to 2018. This increase was primarily due to higher average cash balances in 2018 from the proceeds from our entry into our 2018 Senior Secured Term Loan, the issuance of our 2023 and 2026 Senior Notes, and the issuance of shares of our Series G-1 redeemable convertible preferred stock.
Foreign currency exchange gains (losses), net decreased by $87 million from 2017 to 2018. This decrease was primarily due to unrealized impacts on foreign exchange resulting from remeasurement of our foreign currency monetary assets and liabilities denominated in non-functional currencies. The movements were primarily due to fluctuations of the Singapore dollar and Australian dollar against the U.S. dollar. The increase was also due to realized impacts on foreign exchange resulting from the settlement of our foreign currency assets and liabilities.
Gain on divestitures increased by $3.2 billion from 2017 to 2018. This increase was due to gains on the divestitures of our Russia/CIS and Southeast Asia operations.
Unrealized gain on investments increased by $2.0 billion from 2017 to 2018. This increase was primarily due to a gain from a fair value adjustment of our Didi investment.
Change in fair value of embedded derivatives decreased by $328 million from 2017 to 2018 as a result of their revaluation.
Other increased by $181 million from 2017 to 2018. This increase was primarily due to income of $152 million from the forfeiture of the Didi warrant because of Didi’s breach of a non-compete clause.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,			2017 to 2018 % Change	2018 to 2019 % Change
(In millions, except percentages)	2017	2018	2019

Provision for (benefit from) income taxes	$(542)	$283	$45	**	(84)%
Effective tax rate	11.8%	21.6%	(0.5)%
** Percentage not meaningful.
2019 Compared to 2018
Provision for income taxes decreased by $238 million, primarily driven by the deferred U.S. tax expense related to our investment in Didi and Grab and deferred China tax related to our investment in Didi incurred during the first quarter of 2018.
In March 2019, we initiated a series of transactions resulting in changes to our international legal structure, including a redomiciliation of a subsidiary to the Netherlands and a transfer of certain intellectual property rights among our wholly-owned subsidiaries, primarily to align our structure to our evolving operations. The redomiciliation resulted in a step-up in the tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets in an amount of $6.4 billion, net of a reserve for uncertain tax positions of $1.4 billion. Based on available objective evidence, we believe it was not more-likely-than-not that these additional foreign deferred tax assets would be realizable as of December 31, 2019 and, therefore, they were offset by a full valuation allowance to the extent not offset by reserves from uncertain tax positions.
2018 Compared to 2017
Provision for income taxes increased by $825 million. This increase was primarily due to a tax benefit of $722 million recorded in 2017 related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), tax expense of $576 million in 2018 related to the revaluation of our Didi investment, and tax expense of $116 million in 2018 related to the divestiture of our Southeast Asia operations. This was partially offset by a tax benefit of $589 million in 2018 primarily related to losses from operations recorded in the United States.
Loss from Equity Method Investment, Net of Tax

	Year Ended December 31,			2017 to 2018 % Change	2018 to 2019 % Change
(In millions, except percentages)	2017	2018	2019

Loss from equity method investment, net of tax	$—	$(42)	$(34)	**	19%
Percentage of revenue	—%	—%	—%
** Percentage not meaningful.

2019 Compared to 2018
Loss from equity method investment, net of tax decreased by $8 million primarily due to a decrease in our portion of the net loss from our Yandex.Taxi joint venture and amortization expense on intangible assets resulting from the basis difference in this investment.
2018 Compared to 2017
Loss from equity method investment, net of income taxes increased $42 million due to our investment in our Yandex.Taxi joint venture. This amount represents our portion of the net loss of our Yandex.Taxi joint venture and amortization expense on intangible assets resulting from the basis difference in this investment.
Segment Results of Operations
We operate our business as five operating and reportable segments: Rides, Eats, Freight, Other Bets, and ATG and Other Technology Programs. For additional information about our segments, see Note 14 - Segment Information and Geographic Information in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
Adjusted Net Revenue

	Year Ended December 31,			2017 vs. 2018 % Change	2018 vs. 2019 % Change
(In millions, except percentages)	2017	2018	2019

Rides (1)	$6,773	$9,165	$10,622	35%	16%
Eats	363	759	1,383	109%	82%
Freight	67	356	731	**	105%
Other Bets	—	17	119	**	**
ATG and Other Technology Programs collaboration revenue (2)	—	—	42	**	**
Adjusted Net Revenue	$7,203	$10,297	$12,897	43%	25%
(1) Including previously reported Other Core Platform revenue of $390 million, $255 million and $133 million for the years ended December 31, 2017, 2018 and 2019, respectively.
(2) Consists of $42 million collaboration revenue from Toyota recognized for the year ended December 31, 2019. Refer to Note 17 - Non-Controlling Interests of Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for further information on collaboration revenue.
** Percentage not meaningful.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, operations and support, sales and marketing, and general and administrative and research and development expenses associated with our segments. Segment adjusted EBITDA also excludes any non-cash items, certain transactions that are not indicative of ongoing segment operating performance and / or items that management does not believe are reflective of our ongoing core operations. Our segment adjusted EBITDA measures replace what was previously reported as contribution profit (loss) and maintains the same definition. Previously reported Core Platform contribution profit (loss) is the sum of Rides adjusted EBITDA and Eats adjusted EBITDA, and previously reported Other Bets contribution profit (loss) is the sum of Freight adjusted EBITDA and Other Bets adjusted EBITDA.

	Year Ended December 31,			2017 vs. 2018 % Change	2018 vs. 2019 % Change
(In millions, except percentages)	2017	2018	2019

Rides	$388	$1,541	$2,071	297%	34%
Eats	(355)	(601)	(1,372)	(69)%	(128)%
Freight	(39)	(102)	(217)	(162)%	(113)%
Other Bets	(1)	(50)	(251)	**	**
ATG and Other Technology Programs	(543)	(537)	(499)	1%	7%
Corporate G&A and Platform R&D (1), (2)	(1,611)	(1,971)	(2,457)	(22)%	(25)%
Impact of 2018 Divested Operations (1)	(481)	(127)	—	74%	**
Adjusted EBITDA(3)	$(2,642)	$(1,847)	$(2,725)	30%	(48)%
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
** Percentage not meaningful.
Rides Segment
For the year ended December 31, 2019 compared to the same period in 2018, Rides adjusted net revenue increased $1.5 billion (16%) and Rides adjusted EBITDA profit increased $530 million (34%).
Rides adjusted net revenue increased primarily attributable to U.S. pricing changes effective in the second and third quarter of 2019 and deeper penetration into international markets, partially offset by a one-time Driver appreciation award. Rides Take Rate decreased to 21.4% from 21.9% compared to the same period in 2018 driven by an increase in incentive spend in Latin America.
Rides adjusted EBITDA profit increased primarily attributable to an increase in Rides adjusted net revenue partially offset by an increase in consumer promotions and variable costs attributable to the overall growth of the business.
For the year ended December 31, 2018 compared to the same period in 2017, Rides adjusted net revenue increased $2.4 billion (35%) and Rides Adjusted EBITDA profit increased $1.2 billion (297%).
Rides adjusted net revenue increased primarily attributable to an increase in gross bookings as a result of higher bookings fees. Rides Take Rate increased to 21.9% from 20.4% in the same period in 2017 driven by a decrease in incentive spend.
Rides adjusted EBITDA profit increased primarily attributable to an increase in Rides adjusted net revenue, partially offset by an increase in variable costs related to the overall growth of the business.
Eats Segment
For the year ended December 31, 2019 compared to the same period in 2018, Eats adjusted net revenue increased $624 million (82%) and Eats adjusted EBITDA loss increased $771 million (128%).
Eats adjusted net revenue increased primarily attributable to an increase in gross bookings of 83%, mainly due to changes to our service fees in U.S. and Canada and continued expansion into international markets. These increases were partially offset by a one-time Driver appreciation award as well as higher Delivery People incentive spend, primarily in our international markets.
Eats adjusted EBITDA loss increased primarily attributable to an increase in consumer promotions, brand marketing, and employee headcount costs.
For the year ended December 31, 2018 compared to the same period in 2017, Eats adjusted net revenue increased $396 million (109%) and Eats adjusted EBITDA loss increased $246 million (69%).
Eats adjusted net revenue increased primarily attributable to an increase in gross bookings of 164% as we worked to expand the business. Our Eats Take Rate declined to 9.6% in 2018 compared to 12.1% in 2017 as a result of increased Driver incentives, expansion into new regions, and lower average basket sizes.
Eats adjusted EBITDA loss increased on a dollar basis although Eats adjusted EBITDA margin as a percentage of Eats Adjusted Net Revenue improved as we worked to scale the business.

Freight Segment
For the year ended December 31, 2019 compared to the same period in 2018, Freight revenue increased $375 million (105%) and Freight adjusted EBITDA loss increased $115 million (113%).
Freight revenue increased primarily attributable to an increase in load volume over 100% domestically as the business expanded the number of shippers and carriers on the network despite industry-wide conditions that have led to a decline in revenue per load.
Freight adjusted EBITDA loss increased attributable to an increase in investment spend in our Freight offerings as we continue to grow the business.
For the year ended December 31, 2018 compared to the same period in 2017, Freight revenue increased $289 million and Freight adjusted EBITDA loss increased $63 million (162%).
Freight revenue and adjusted EBITDA loss increased primarily attributable to launching our Freight offerings in 2017.
Other Bets Segment
For the year ended December 31, 2019 compared to the same period in 2018, Other Bets revenue increased $102 million and Other Bets adjusted EBITDA loss increased $201 million.
Other Bets revenue increased as we continue to expand the reach of our New Mobility offerings.
Other Bets adjusted EBITDA loss increased attributable to an increase in investment spend in our New Mobility offerings as we continue to launch in new cities.
For the year ended December 31, 2018 compared to the same period in 2017, Other Bets revenue increased $17 million and Other Bets adjusted EBITDA loss increased $49 million.
Other Bets revenue and adjusted EBITDA loss increased as a result of our New Mobility offering that was launched in 2018.
ATG and Other Technology Programs Segment
For the year ended December 31, 2019 compared to the same period in 2018, ATG and Other Technology Programs revenue increased $42 million and ATG and Other Technology Programs adjusted EBITDA loss decreased $38 million (7%).
ATG and Other Technology Programs revenue increased attributable to collaboration revenue related to our three-year joint collaboration agreement with Toyota and DENSO.
ATG and Other Technology Programs adjusted EBITDA loss decreased due to an increase in revenue, as noted above, partially offset by an increase in operational expenses.
For the year ended December 31, 2018 compared to the same period in 2017, ATG and Other Technology Programs adjusted EBITDA loss decreased $6 million (1%).
ATG and Other Technology Programs adjusted EBITDA loss decreased primarily attributable to lower general and administrative spend driven by legal. This is partially offset by increased spend in research and development driven by headcount.
Reconciliations of Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business and assess our performance. In addition to revenue, net income (loss), loss from operations, and other results under GAAP, we use Adjusted Net Revenue, Adjusted EBITDA, and Adjusted EBITDA margin as a percentage of Adjusted Net Revenue as well as revenue and ANR growth rates in constant currency, which are described below, to evaluate our business. We have included these non-GAAP financial measures because they are key measures used by our management to evaluate our operating performance. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. Our calculation of these non-GAAP financial measures may differ from similarly-titled non-GAAP measures, if any, reported by our peer companies. These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.
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
Excess Driver incentives refer to cumulative payments, including incentives but excluding Driver referrals, to Drivers that exceed the cumulative revenue that we recognize from Drivers with no future guarantee of additional revenue. Cumulative payments to Drivers could exceed cumulative revenue from Drivers as a result of Driver incentives or when the amount paid to Drivers for a Trip exceeds the fare charged to the consumer. Further, cumulative payments to Drivers for Eats deliveries historically have exceeded the cumulative delivery fees paid by consumers. Excess Driver incentives are recorded in cost of revenue, exclusive of depreciation and amortization. Driver referrals are recorded in sales and marketing expenses. Driver incentives and Driver referrals largely depend on our business decisions based on market conditions. We include the impact of these amounts in Adjusted Net Revenue to evaluate how increasing or decreasing incentives would impact our top line performance, and the overall net financial activity between us and our customers, which ultimately impacts our Take Rate, which is calculated as Adjusted Net Revenue as a percentage of Gross Bookings. For purposes of Take Rate, Gross Bookings include the impact of our 2018 Divested Operations. Management views Driver incentives and Driver referrals as Driver payments in the aggregate, whether they are classified as Driver incentives, excess Driver incentives, or Driver referrals.
Adjusted Net Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for revenue prepared in accordance with GAAP. The following tables present reconciliations of Adjusted Net Revenue, Rides Adjusted Net Revenue and Eats Adjusted Net Revenue to the most directly comparable GAAP financial measures for each of the periods indicated. Freight Adjusted Net Revenue, Other Bets Adjusted Net Revenue and ATG and Other Technology Programs Adjusted Net Revenue are equal to GAAP net revenue in all periods presented.

	Year Ended December 31,
(In millions)	2017	2018	2019

Adjusted Net Revenue reconciliation:
Revenue	$7,932	$11,270	$14,147
Deduct:
Excess Driver incentives	(530)	(837)	(1,147)
Driver referrals	(199)	(136)	(103)
Adjusted Net Revenue	$7,203	$10,297	$12,897

	Year Ended December 31,
(In millions)	2017	2018	2019

Rides Adjusted Net Revenue reconciliation:
Rides revenue	$7,278	$9,437	$10,745
Deduct:
Excess Driver incentives	(320)	(150)	(41)
Driver referrals	(185)	(122)	(82)
Rides Adjusted Net Revenue	$6,773	$9,165	$10,622

	Year Ended December 31,
(In millions)	2017	2018	2019

Eats Adjusted Net Revenue reconciliation:
Eats revenue	$587	$1,460	$2,510
Deduct:
Excess Driver incentives	(210)	(687)	(1,106)
Driver referrals	(14)	(14)	(21)
Eats Adjusted Net Revenue	$363	$759	$1,383
The comparability of the results for the periods presented above was impacted by our 2018 Divested Operations. The 2018 Divested Operations decreased Adjusted Net Revenue by $55 million and $4 million during the years ended December 31, 2017 and 2018, respectively, due to excess Driver incentives and Driver referrals for the 2018 Divested Operations being greater than revenue for the 2018 Divested Operations in these periods.

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
We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and certain variable charges.
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
 The following table presents a reconciliation of net income (loss) attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(In millions)	2017	2018	2019

Adjusted EBITDA reconciliation:
Net income (loss) attributable to Uber Technologies, Inc.	$(4,033)	$997	$(8,506)
Add (deduct):
Net income (loss) attributable to non-controlling interests, net of tax	—	(10)	(6)
Provision for (benefit from) income taxes	(542)	283	45
(Income) loss from equity method investment, net of tax	—	42	34
Interest expense	479	648	559
Other (income) expense, net	16	(4,993)	(722)
Depreciation and amortization	510	426	472
Stock-based compensation expense	137	172	4,596
Legal, tax, and regulatory reserve changes and settlements	440	340	353
Driver appreciation award	—	—	299
Payroll tax on IPO stock-based compensation	—	—	86
Asset impairment/loss on sale of assets	340	237	8
Acquisition and financing related expenses	4	15	—
(Gain) loss on restructuring of lease arrangement	7	(4)	—
Restructuring charges	—	—	57
Adjusted EBITDA	$(2,642)	$(1,847)	$(2,725)
The comparability of the results for the periods presented above was impacted by our 2018 Divested Operations. During the years ended December 31, 2017 and 2018, the 2018 Divested Operations unfavorably impacted net income (loss) attributable to Uber Technologies, Inc. by $481 million and $127 million, respectively.
Adjusted EBITDA Margin as a Percentage of ANR
We define Adjusted EBITDA margin as a percentage of ANR as Adjusted EBITDA divided by Adjusted Net Revenue.
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
Selected Quarterly Financial Data
The following tables set forth our unaudited selected quarterly financial data for each of the quarters indicated. This unaudited selected quarterly financial data has been prepared on the same basis as our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial data set forth in the tables below reflect all normal recurring adjustments necessary for the fair statement of results of operations for these periods. Our historical results are not necessarily indicative of the results that may be expected in the future and the results of a particular quarter or other interim period are not necessarily indicative of the results for a full year. This financial data should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Quarterly Consolidated Statements of Operations

	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019

	(In millions, except per share amounts)
Revenue	$2,584	$2,768	$2,944	$2,974	$3,099	$3,166	$3,813	$4,069
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,156	1,342	1,510	1,615	1,681	1,740	1,860	1,927
Operations and support (1)	372	349	387	408	434	864	498	506
Sales and marketing (1)	677	715	785	974	1,040	1,222	1,113	1,251
Research and development (1)	340	365	434	366	409	3,064	755	608
General and administrative (1)	429	638	460	555	423	1,638	591	647
Depreciation and amortization	88	98	131	109	146	123	102	101
Total costs and expenses	3,062	3,507	3,707	4,027	4,133	8,651	4,919	5,040
Loss from operations	(478)	(739)	(763)	(1,053)	(1,034)	(5,485)	(1,106)	(971)
Interest expense	(132)	(160)	(161)	(195)	(217)	(151)	(90)	(101)
Other income (expense), net (2)	4,937	63	(54)	47	260	398	49	15
Income (loss) before income taxes and loss from equity method investment	4,327	(836)	(978)	(1,201)	(991)	(5,238)	(1,147)	(1,057)
Provision for (benefit from) income taxes	576	28	1	(322)	19	(2)	3	25
Loss from equity method investment, net of tax	(3)	(14)	(15)	(10)	(6)	(10)	(9)	(9)
Net income (loss) including non-controlling interests	3,748	(878)	(994)	(889)	(1,016)	(5,246)	(1,159)	(1,091)
Less: net income (loss) attributable to non-controlling interests, net of tax	—	—	(8)	(2)	(4)	(10)	3	5
Net income (loss) attributable to Uber Technologies, Inc.	$3,748	$(878)	$(986)	$(887)	$(1,012)	$(5,236)	$(1,162)	$(1,096)
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$2.00	$(1.99)	$(2.21)	$(1.97)	$(2.23)	$(4.72)	$(0.68)	$(0.64)
Diluted	$1.84	$(2.01)	$(2.21)	$(1.98)	$(2.26)	$(4.72)	$(0.68)	$(0.64)
(1) The three months ended June 30, 2019 includes $3.6 billion of stock-based compensation expense for awards with a performance-based vesting condition satisfied upon our IPO. For additional information on our IPO, see Note 11 - Redeemable Convertible Preferred Stock, Common Stock, and Equity (Deficit) in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. The following table sets forth the stock-based compensation expense for each of the quarters indicated:

	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019

	(In millions)
Operations and support	$5	$2	$4	$4	$1	$404	$26	$23
Sales and marketing	3	1	2	3	1	212	16	13
Research and development	6	5	49	5	3	2,557	262	136
General and administrative	49	12	9	13	6	768	97	71
Total	$63	$20	$64	$25	$11	$3,941	$401	$243
(2) The three months ended March 31, 2018 includes a $2.2 billion gain on the sale of the our Southeast Asia operations, a $2.0 billion unrealized gain on our non-marketable equity securities related to Didi and a $954 million gain on the disposal of our Russia/CIS operations. For additional information, see Note 10 - Supplemental Financial Statement Information to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
Quarterly Consolidated Statements of Operations, as a Percentage of Revenue (1)

	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	45%	48%	51%	54%	54%	55%	49%	47%
Operations and support	14%	13%	13%	14%	14%	27%	13%	12%
Sales and marketing	26%	26%	27%	33%	34%	39%	29%	31%
Research and development	13%	13%	15%	12%	13%	97%	20%	15%
General and administrative	17%	23%	16%	19%	14%	52%	15%	16%
Depreciation and amortization	3%	4%	4%	4%	5%	4%	3%	2%
Total costs and expenses	118%	127%	126%	135%	133%	273%	129%	124%
Loss from operations	(18)%	(27)%	(26)%	(35)%	(33)%	(173)%	(29)%	(24)%
Interest expense	(5)%	(6)%	(5)%	(7)%	(7)%	(5)%	(2)%	(2)%
Other income (expense), net	191%	2%	(2)%	2%	8%	13%	1%	—%
Income (loss) before income taxes and loss from equity method investment	167%	(30)%	(33)%	(40)%	(32)%	(165)%	(30)%	(26)%
Provision for (benefit from) income taxes	22%	1%	—%	(11)%	1%	—%	—%	1%
Loss from equity method investment, net of tax	—%	(1)%	(1)%	—%	—%	—%	—%	—%
Net income (loss) including non-controlling interests	145%	(32)%	(34)%	(30)%	(33)%	(166)%	(30)%	(27)%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%	—%	—%	—%	—%	—%	—%
Net income (loss) attributable to Uber Technologies, Inc.	145%	(32)%	(33)%	(30)%	(33)%	(165)%	(30)%	(27)%
(1) Totals of percentage of revenues may not foot due to rounding.

Liquidity and Capital Resources

	Year Ended December 31,
(In millions)	2017	2018	2019

Net cash used in operating activities	$(1,418)	$(1,541)	$(4,321)
Net cash used in investing activities	(487)	(695)	(790)
Net cash provided by financing activities	1,015	4,640	8,939
Operating Activities
Net cash used in operating activities was $4.3 billion for the year ended December 31, 2019, primarily consisting of $8.5 billion of net loss, adjusted for certain non-cash items, which primarily included $4.6 billion of stock-based compensation expense, $444 million of gain on extinguishment of convertible notes, $58 million of revaluation gain of our derivative liabilities, depreciation and amortization expense of $472 million, $82 million in accretion of discount on our long-term debt, as well as $1.2 billion withdrawal of collateral from restricted cash from James River and a $699 million decrease in cash consumed by working capital. The decrease in cash consumed by working capital was primarily driven by an increase in our insurance reserve, accrued expenses and other liabilities, partially offset by higher accounts receivable and prepaid expenses.
Net cash used in operating activities was $1.5 billion for the year ended December 31, 2018, primarily consisting of $1.0 billion of net income, adjusted for certain non-cash items, which primarily included a $3.2 billion gain on business divestitures related to our 2018 Divested Operations, unrealized gain on investment of $2.0 billion related to our investment in Didi, $501 million of revaluation expense of our derivative liabilities, depreciation and amortization expense of $426 million, $318 million in accretion of discount on our long-term debt, impairment of long-lived assets held for sale of $197 million, and $170 million of stock-based compensation expense, as well as an $890 million decrease in cash consumed by working capital primarily driven by an increase in our insurance reserves and accrued expenses, partially offset by higher accounts receivable and prepaid expenses.
Net cash used in operating activities was $1.4 billion for the year ended December 31, 2017, primarily consisting of $4.0 billion of net loss, adjusted for certain non-cash items, which primarily included a $762 million change in deferred income taxes, depreciation and amortization expenses of $510 million, impairment of long-lived assets held for sale of $223 million, $244 million in accretion of discount on our long-term debt, $173 million of revaluation expense of our derivative liabilities, and $124 million of stock-based compensation expense, as well as a $1.9 billion decrease in cash consumed by working capital primarily driven by an increase in our insurance and legal reserves offset by higher prepaid expenses and other assets and accounts receivable.
Investing Activities
Net cash used in investing activities was $790 million for the year ended December 31, 2019, primarily consisting of $588 million in purchases of property and equipment and $441 million in purchases of marketable securities, partially offset by $293 million in proceeds from business disposal, net of cash divested.
Net cash used in investing activities was $695 million for the year ended December 31, 2018, primarily consisting of $412 million contributed to equity method investees and $558 million in purchases of property and equipment, partially offset by $369 million of proceeds from sales and disposals of property and equipment.
Net cash used in investing activities was $487 million in 2017, primarily consisting of $821 million in purchases of leased vehicles and other property and equipment, partially offset by $342 million of proceeds from the sale of leased vehicles and property and equipment.
Financing Activities
Net cash provided by financing activities was $8.9 billion for the year ended December 31, 2019, primarily consisting of $8.0 billion of proceeds from issuance of common stock upon our IPO, net of offering costs, $1.2 billion of proceeds from issuance of term loan and senior notes, net of issuance costs, and $500 million of proceeds from issuance of common stock in private placement, partially offset by $1.6 billion taxes paid related to net share settlement of equity awards to satisfy tax withholding requirements and $138 million of principal payments on capital and finance leases.
Net cash provided by financing activities was $4.6 billion for the twelve months ended December 31, 2018, primarily consisting of $3.5 billion from issuance of term loan and senior notes, net of issuance costs, $1.8 billion in proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs, partially offset by $491 million of principal repayment on revolving lines of credit.
Net cash provided by financing activities was $1.0 billion in 2017, primarily consisting of $1.0 billion in proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs.
Other Information
As of December 31, 2019, $1.4 billion of our $10.9 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. In November 2019, we began requiring substantially all employees sell a portion of the shares they receive upon the vesting of RSUs in order to cover any required withholding taxes ("sell-to-cover"), rather than our previous approach of net share settlement. We expect this sell-to-cover approach will reduce our cash outflows. We also believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Long-term debt (1)	$5,791	$27	$54	$1,608	$4,102
Financing obligation (2)	857	6	12	12	827
Operating lease commitments (2)	3,792	221	558	504	2,509
Finance lease commitments (2)	346	184	162	—	—
Non-cancelable purchase obligations (3)	235	107	122	6	—
Total contractual obligations	$11,021	$545	$908	$2,130	$7,438
(1) Refer to Note 8 - Long-Term Debt and Revolving Credit Arrangements of Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for further details regarding our long-term debt obligations.
(2) Refer to Note 6 - Leases of Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for further details regarding our leases.
(3) Consists primarily of non-cancelable commitments for network and cloud services, background checks, and other items in the ordinary course of business with varying expiration terms through 2024.
The contractual commitment obligations in the table above are associated with agreements that are enforceable and legally binding.
As of December 31, 2019, we had recorded liabilities of $70 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonable estimate of the timing of payments in individual years particularly beyond 12 months. As a result, this amount is not included in the table above.
The table above also excludes the purchase price of approximately $1.7 billion of non-interest bearing unsecured convertible notes and approximately $1.4 billion in cash, subject to certain adjustments and holdbacks. For additional discussion on the acquisition of Careem, see Note 20 - Subsequent Events to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
For additional discussion on our operating and finance leases as well as purchase commitments, see Note 6 - Leases and Note 15 - Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
We believe that the following accounting policies involve a high degree of judgment and complexity and are critical to understanding and evaluating our consolidated financial condition and results of our operations. An accounting policy is considered to be critical if it requires judgment on a significant accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the reported amounts of assets, liabilities, revenue and expenses, and related disclosures in our audited consolidated financial statements. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

We believe that the following critical accounting policies reflect the more significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements. For additional information, see the disclosure included in Note 1 - Description of Business and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
Revenue Recognition
We derive our revenue principally from service fees paid by Drivers and Restaurants for the use of our platform in connection with our Rides products and Eats offering provided by Drivers and Restaurants to end-users. Our sole performance obligation in the transaction is to connect Drivers and Restaurants with end-users to facilitate the completion of a successful ridesharing trip or Eats meal delivery. Because end-users access our platform for free and we have no performance obligation to end-users, end-users are not our customers.
Further, judgment is required in evaluating the presentation of revenue on a gross versus net basis based on whether we control the service provided to the end-user and are the principal in the transaction (gross), or we arrange for other parties to provide the service to the end-user and are the agent in the transaction (net). We have concluded that we are an agent as we arrange for Drivers and Restaurants to provide the service to the end user in Rides and Eats transactions. The assessment of whether we are considered the principal or the agent in a transaction could impact the accounting for certain incentives provided to Drivers and end-users and change the timing and amount of revenue recognized.
In certain markets, consumers have the option to pay Drivers cash for trips, and we generally collect our service fee from Drivers for these trips by offsetting against any other amounts due to Drivers, including Driver incentives. Because we have limited means to collect our service fee for cash trips, and because we cannot control whether Drivers will generate future earnings that we can offset to collect our service fee, we have concluded collectability of such amounts is not probable until collected. As such, uncollected service fees for cash trips are not recognized in our consolidated financial statements until collected.
Driver Incentives
As Drivers are our customers, Driver incentives are recorded as a reduction of revenue if we do not receive a distinct service or cannot reasonably estimate the fair value of the service received. Driver incentives that are not for a distinct service are evaluated as variable consideration, in the most likely amount to be earned by the Drivers at the time or as they are earned by the Drivers, depending on the type of Driver incentive.
We evaluate whether the cumulative amount of Driver incentives that are not in exchange for a distinct service provided to Drivers exceeds the cumulative revenue earned since inception of the Drivers relationship. When the cumulative amount of these Driver incentives exceeds the cumulative revenue earned since inception of the Drivers relationship, the excess Driver incentives are recorded in cost of revenue, exclusive of depreciation and amortization. As a result, Driver incentives provided to Drivers at the beginning of a relationship are typically classified as cost of revenue, exclusive of depreciation and amortization, while Driver incentives provided to Drivers with a more mature relationship are typically classified as a reduction of revenue.
Referral incentives offered by us and earned by Drivers for performing marketing services of referring other Drivers to drive on our platform are recorded as sales and marketing expense, as we receive a distinct service. The amount recorded is the lesser of the amount of the Driver incentive paid or the established fair market value of the distinct service received. Fair market value of the distinct service is estimated using amounts paid to vendors for similar services.
End-User Discounts and Promotions
We offer discounts and promotions to end-users to encourage use of our platform. These are offered in various forms and include:

•
Targeted end-user discounts and promotions: These discounts and promotions are offered to specific end-users in a market to acquire, re-engage, or generally increase end-users’ use of our platform. An example is an offer providing a discount on a limited number of rides or meal deliveries during a limited time period, and are akin to coupons. We record the cost of these discounts and promotions as sales and marketing expense at the time they are redeemed by the end-user.

•
End-user referrals: These referrals are earned when an existing end-user (the referring end-user) refers a new end-user (the referred end-user) to the platform and the new end-user takes his or her first ride on the platform. These referrals are typically paid in the form of a credit given to the referring end-user when earned. These referrals are offered to attract new end-users to our platform. We record the liability for these referrals and corresponding expense as sales and marketing expense at the time the referral is earned by the referring end-user.

•
Market-wide promotions: These promotions are pricing actions in the form of discounts that reduce the end-user fare charged by Drivers to end-users for all or substantially all rides or meal deliveries in a specific market. Accordingly, we record the cost of these promotions as a reduction of revenue at the time the trip is completed.

Embedded Derivatives
We have issued Convertible Notes that contain embedded features subject to derivative accounting. These embedded features are composed of conversion options that have the economic characteristics of a contingent early redemption feature settled in shares of our stock rather than cash, because the total number of shares of our common stock delivered to settle these embedded features will have a fixed value. These conversion options are bifurcated from the underlying instrument and accounted for and valued separately from the host instrument. Embedded derivatives are recognized as derivative liabilities on our consolidated balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in other income (expense), net in our consolidated statement of operations and comprehensive loss during the period of change.
We value these embedded derivatives as the difference between the estimated value of the Convertible Notes with and without the Qualified Initial Public Offering (“QIPO”) conversion option (“QIPO Conversion Option”). The fair value of the Convertible Notes with and without the QIPO Conversion Option is estimated utilizing a discounted cash flow model to discount the expected payoffs at various potential QIPO dates to the valuation date. The key inputs to the valuation model include the probability of a QIPO occurring at various points in time and the discount yield, which was derived by imputing the fair value as equal to the face value on the issuance date of the Convertible Notes. The discount rate is updated during each period to reflect the yield of a comparable instrument issued as of the valuation date.
Upon closing of the IPO in May 2019, holders of these Convertible Notes elected to convert all outstanding notes into shares of common stock. For additional information, see to Note 1 - Description of Business and Summary of Significant Accounting Policies and Note 3 - Investments and Fair Value Measurement included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
Investments—Non-Marketable Equity and Debt Securities
We hold investments in privately held companies in the form of equity securities and debt securities without readily determinable fair values and in which we do not have a controlling interest or significant influence. Investments in equity securities without readily determinable fair values are initially recorded at cost and are subsequently adjusted to fair value for impairments and price changes from observable transactions in the same or a similar security from the same issuer. Investments in material available-for-sale debt securities are recorded initially at fair value and subsequently remeasured to fair value at each reporting date with the changes in fair value recognized in other comprehensive income (loss), net of tax. We may elect the fair value option for financial instruments and account for investments in debt and equity securities at fair value with changes reported in net income (loss) from continuing operations.
Privately held equity and debt securities are valued using significant unobservable inputs or data in inactive markets. This valuation requires judgment due to the absence of market prices and inherent lack of liquidity and are classified as Level 3 in the fair value hierarchy. In determining the estimated fair value of our investments in privately held companies, we utilize the most recent data available including observed transactions such as equity financing transactions of the investees and sales of the existing shares of the investees’ securities. In addition, the determination of whether an observed transaction is similar to the equity and debt securities held by us requires significant management judgment based on the rights and preferences of the securities.
We assess our investment portfolio of privately held equity and debt securities quarterly for impairment. The impairment analysis for investments in equity securities includes a qualitative analysis of factors including the investee’s financial performance, industry and market conditions, and other relevant factors. If an equity investment is considered to be impaired we will establish a new carrying value for the investment and recognize an impairment loss through our consolidated statement of operations. If an investment in debt securities is determined to have an impairment that is other-than-temporary, if we do not intend to sell, and if it is not more likely-than-not that we will be required to sell the debt security, then only credit losses, if any, are recognized in the consolidated statement of operations. The determination of the impairment loss may include the use of various valuation methodologies and estimates.
Equity Method Investments
We account for investments in the common stock or in-substance common stock of entities in which we have the ability to exercise significant influence, but do not own a controlling financial interest, using the equity method. Investments accounted for under the equity method are initially recorded at cost. Subsequently, we recognize through our consolidated statement of operations, and as an adjustment to the investment balance, our proportionate share of the entities’ net income or loss and reflect the amortization of basis differences. In accounting for these investments, we record our share of the entities’ net income or loss one quarter in arrears.
We review our equity method investments for impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Qualitative and quantitative factors considered as indicators of a potential impairment include financial results and operating trends of the investees, implied values in transactions of the investee’s securities, severity and length of decline in value, and our intention for holding the investment, among other factors. If an impairment is identified, the fair value of the impaired investment would have to be determined and an impairment charge recorded for the difference between the fair value and the carrying value of the investment. The fair value determination, particularly for investments in privately held companies, requires significant judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investments and the determination of the impairment charges.
Loss Contingencies
We are involved in legal proceedings, claims, and regulatory, non-income tax, or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements.
We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based on new information and future events.
The outcomes of litigation and other disputes are inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions. We account for income taxes using the asset and liability method. The establishment of deferred tax assets from intra-entity transfers of intangible assets requires management to make significant estimates and assumptions to determine the fair value of such intangible assets. Significant estimates in valuing intangible assets may include, but are not necessarily limited to, internal revenue and expense forecasts, the estimated life of the intangible assets, comparable transaction values, and / or discount rates. The discount rates used to discount expected future cash flows to present value are derived from a weighted-average cost of capital analysis and are adjusted to reflect the inherent risks related to the cash flow. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based, in part, on historical experience, internal and external comparable data and are inherently uncertain. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.
We account for uncertainty in tax positions by recognizing a tax benefit from uncertain tax positions when it is more-likely-than-not that the position will be sustained upon examination. Evaluating our uncertain tax positions, determining our provision for income taxes, and evaluating the ongoing impact of the Tax Act, are inherently uncertain and require making judgments, assumptions, and estimates. While we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes and the effective tax rate in the period in which such determination is made.
The provision for income taxes includes the impact of reserve provisions and changes to reserves as well as the related net interest and penalties. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.
Insurance Reserves
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary, to provide for the potential liabilities for certain risks, including auto liability, uninsured and underinsured motorist, auto physical damage, general liability, and workers’ compensation. The insurance reserves is an estimate of our potential liability for unpaid losses and loss adjustment expenses, which represents the estimate of the ultimate unpaid obligation for risks retained by us and includes an amount for case reserves related to reported claims and an amount for losses related to events incurred but not reported as of the balance sheet date. The estimate of the ultimate obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, we use assumptions based on actuarial judgment with consideration toward relevant industry claim and loss development patterns, frequency trends, and severity trends. These reserves are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments, if any, relating to accidents that occurred in prior years are reflected in the current year results of operations.
All estimates of ultimate losses and allocated loss adjustment expenses, and of resulting reserves, are subject to inherent variability caused by the nature of the insurance claim settlement process. Such variability is increased for us due to limited historical experience and the nature of the coverage provided. Actual results depend upon the outcome of future contingent events and can be affected by many factors, such as claim settlement processes and changes in the economic, legal, and social environments. As a result, the net amounts that will ultimately be paid to settle the liability, and when these amounts will be paid, may vary in the near term from the estimated amounts.
While management believes that the insurance reserve amount is adequate, the ultimate liability may be in excess of, or less than, the amount provided.
Stock-Based Compensation
We have granted stock-based awards consisting primarily of stock options, restricted common stock, RSUs, warrants, and SARs to employees, members of our board of directors, and non-employee advisors. The substantial majority of our stock-based awards have been made to employees. The majority of our outstanding RSUs, as well as certain options, SARs, and shares of restricted common stock, contain both a service-based vesting condition and a liquidity-event based vesting condition. The service-based vesting condition for the majority of these awards is satisfied over four years. The liquidity event-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as a change in control transaction or the effective date of an initial public offering. Prior to our IPO in May 2019, no qualifying event had occurred, and we did not recognized any stock-based compensation expense for the RSUs and other awards with both a service-based vesting condition and a liquidity event-based vesting condition.
We account for stock-based employee compensation under the fair value recognition and measurement provisions, in accordance with applicable accounting standards, which requires compensation expense for the grant-date fair value of stock-based awards to be recognized over the requisite service period. We account for forfeitures when they occur.
We have elected to use the Black-Scholes option-pricing model to determine the fair value of stock options, warrants, and SARs on the grant date. The Black-Scholes option-pricing model requires certain subjective inputs and assumptions, including the fair value of our common stock, the expected term, risk-free interest rates, expected stock price volatility, and expected dividend yield of our common stock.
These assumptions used in the Black-Scholes option-pricing model, other than the fair value of our common stock (see the section titled “-Common Stock Valuations” below), are estimated as follows:

•	Expected term. We estimate the expected term based on the simplified method for employees and on the contractual term for non-employees.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•
Expected volatility. We estimate the volatility of our common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies in our industry group.

•	Expected dividend yield. Expected dividend yield is zero percent, as we have not paid and do not anticipate paying dividends on our common stock.
We continue to use judgment in evaluating the expected volatility and expected term utilized in our stock-based compensation expense calculation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility and expected term, which could materially impact our future stock-based compensation expense.
Common Stock Valuations
Subsequent to our IPO in May 2019, the fair value of common stock was determined on the grant date using the closing price of the Company’s common stock.
Prior to our IPO, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common stock, including:

•	independent third-party valuations of our common stock;

•	the prices of the recent redeemable convertible preferred stock sales by us to investors in arm’s-length transactions;

•	the price of sales of our common stock and preferred stock in recent secondary sales by existing stockholders to investors;

•	our capital resources and financial condition;

•	the preferences held by our preferred stock classes relative to those of our common stock;

•	the likelihood and timing of achieving a liquidity event, such as an initial public offering or sale of the company, given prevailing market conditions;

•	our historical operating and financial performance as well as our estimates of future financial performance;

•	valuations of comparable companies;

•	the hiring of key personnel;

•	the status of our development, product introduction, and sales efforts;

•	the price paid by us to repurchase outstanding shares;

•	the relative lack of marketability of our common stock;

•	industry information such as market growth and volume and macro-economic events; and

•	additional objective and subjective factors relating to our business.

In valuing our common stock prior to our IPO, our board of directors determined the fair value of our common stock using both the income and market approach valuation methods, in addition to giving consideration to recent secondary sales of our common stock. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on our weighted-average cost of capital, and is adjusted to reflect the risks inherent in our cash flows. The market approach estimates value based on a comparison of our company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to our company’s financial forecasts to estimate the value of the subject company.
Recent Accounting Pronouncements
See Note 1 - Description of Business and Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $166 million as of December 31, 2019.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $8.2 billion and $12.1 billion as of December 31, 2018 and 2019, respectively. Marketable debt securities classified as short-term investments totaled $440 million as of December 31, 2019. Our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Our investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income by $33 million and $115 million for the three and twelve months ended December 31, 2019, respectively. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable debt securities portfolio.
We have significant risk related to the carrying amounts of investments in other companies, including our minority-owned affiliates, compared to their fair value, as all of our investments are currently in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. As of December 31, 2019, the carrying value of our investments was $11.9 billion, including equity method investments.
Foreign Currency Risk
We transact business globally in multiple currencies. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We are exposed to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. dollars. Our foreign currency risk is partially mitigated as our revenue recognized in currencies other than the U.S. dollar is diversified across geographic regions and we incur expenses in the same currencies in such regions.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Selected Quarterly Financial Data.”

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Uber Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Uber Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of mezzanine equity and equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Changes in Accounting Principles
As discussed in Note 1 and Note 3 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for non-marketable equity securities in 2018.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 2, 2020

We have served as the Company’s auditor since 2014.

UBER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	As of December 31, 2018	As of December 31, 2019
Assets
Cash and cash equivalents	$6,406	$10,873
Short-term investments	—	440
Restricted cash and cash equivalents	67	99
Accounts receivable, net of allowance of $34 for both years	919	1,214
Prepaid expenses and other current assets	860	1,299
Assets held for sale	406	—
Total current assets	8,658	13,925
Restricted cash and cash equivalents	1,736	1,095
Collateral held by insurer	—	1,199
Investments	10,355	10,527
Equity method investments	1,312	1,364
Property and equipment, net	1,641	1,731
Operating lease right-of-use assets	—	1,594
Intangible assets, net	82	71
Goodwill	153	167
Other assets	51	88
Total assets	$23,988	$31,761
Liabilities, mezzanine equity and equity (deficit)
Accounts payable	$150	$272
Short-term insurance reserves	941	1,121
Operating lease liabilities, current	—	196
Accrued and other current liabilities	3,157	4,050
Liabilities held for sale	11	—
Total current liabilities	4,259	5,639
Long-term insurance reserves	1,996	2,297
Long-term debt, net of current portion	6,869	5,707
Operating lease liabilities, non-current	—	1,523
Other long-term liabilities	4,072	1,412
Total liabilities	17,196	16,578
Commitments and contingencies (Note 15)
Mezzanine equity
Redeemable non-controlling interests	—	311
Redeemable convertible preferred stock, $0.00001 par value, 946,246 and zero shares authorized, 903,607 and zero shares issued and outstanding, respectively; aggregate liquidation preference of $14 and $0, respectively	14,177	—
Equity (deficit)
Common stock, $0.00001 par value, 2,696,114 and 5,000,000 shares authorized, 457,189 and 1,716,681 shares issued and outstanding, respectively	—	—
Additional paid-in capital	668	30,739
Accumulated other comprehensive loss	(188)	(187)
Accumulated deficit	(7,865)	(16,362)
Total Uber Technologies, Inc. stockholders' equity (deficit)	(7,385)	14,190
Non-redeemable non-controlling interests	—	682
Total equity (deficit)	(7,385)	14,872
Total liabilities, mezzanine equity and equity (deficit)	$23,988	$31,761
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	Year Ended December 31,
	2017	2018	2019
Revenue	$7,932	$11,270	$14,147
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,160	5,623	7,208
Operations and support	1,354	1,516	2,302
Sales and marketing	2,524	3,151	4,626
Research and development	1,201	1,505	4,836
General and administrative	2,263	2,082	3,299
Depreciation and amortization	510	426	472
Total costs and expenses	12,012	14,303	22,743
Loss from operations	(4,080)	(3,033)	(8,596)
Interest expense	(479)	(648)	(559)
Other income (expense), net	(16)	4,993	722
Income (loss) before income taxes and loss from equity method investment	(4,575)	1,312	(8,433)
Provision for (benefit from) income taxes	(542)	283	45
Loss from equity method investment, net of tax	—	(42)	(34)
Net income (loss) including non-controlling interests	(4,033)	987	(8,512)
Less: net loss attributable to non-controlling interests, net of tax	—	(10)	(6)
Net income (loss) attributable to Uber Technologies, Inc.	$(4,033)	$997	$(8,506)
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(9.46)	$—	$(6.81)
Diluted	$(9.46)	$—	$(6.81)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	426,360	443,368	1,248,353
Diluted	426,360	478,999	1,248,353
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2017	2018	2019
Net income (loss) including non-controlling interests	$(4,033)	$987	$(8,512)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(4)	(225)	(3)
Change in unrealized gain on investments in available-for-sale securities	—	40	4
Other comprehensive income (loss), net of tax	(4)	(185)	1
Comprehensive income (loss) including non-controlling interests	(4,037)	802	(8,511)
Less: comprehensive loss attributable to non-controlling interests	—	(10)	(6)
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$(4,037)	$812	$(8,505)
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	840,859	$11,111	455,051	$—	$209	$1	$(4,806)	$(4,596)
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	20,667	1,008	—	—	—	—	—	—
Exercise of warrants	1,779	87	—	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—	1	—	—	1
Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	4	—	—	—	—	—	—
Repurchase of outstanding shares	—	—	(11,016)	—	—	—	(32)	(32)
Exercise of stock options	—	—	2,897	—	4	—	—	4
Repurchase of unvested early-exercised stock options	—	—	(3,538)	—	(1)	—	—	(1)
Reclassification of early-exercised stock options from liability, net	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	—	—	97	—	—	97
Issuance and repayment of employee loans collateralized by outstanding common stock	—	—	—	—	4	—	(3)	1
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(4,033)	(4,033)
Balance as of December 31, 2017	863,305	$12,210	443,394	$—	$320	$(3)	$(8,874)	$(8,557)
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)

	Redeemable Non-Controlling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance as of December 31, 2017	$—	863,305	$12,210	443,394	$—	$320	$(3)	$(8,874)	$(8,557)
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	41,007	2,000	—	—	—	—	—	—
Repurchase of Series G redeemable convertible preferred stock from Didi	—	(754)	(37)	—	—	4	—	—	4
Exercise of warrants	—	54	3	34	—	1	—	—	1
Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	—	1	—	—	—	—	—	—
Repurchase of outstanding shares	—	(5)	—	(2,553)	—	—	—	13	13
Exercise of stock options	—	—	—	11,809	—	27	—	—	27
Issuance of restricted common stock	—	—	—	514	—	21	—	—	21
Repurchase of unvested early-exercised stock options	—	—	—	(142)	—	—	—	—	—
Reclassification of early-exercised stock options from liability, net	—	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	—	125	—	—	125
Issuance and repayment of employee loans collateralized by outstanding common stock	—	—	—	—	—	4	—	(1)	3
Issuance of common stock as consideration for investment and acquisition	—	—	—	4,133	—	144	—	—	144
Issuance of non-controlling interest	10	—	—	—	—	(10)	—	—	(10)
Deferred tax benefit arising from acquisition of previously consolidated entity	—	—	—	—	—	31	—	—	31
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	40	—	40
Foreign currency translation adjustment	—	—	—	—	—	—	(225)	—	(225)
Net income (loss)	(10)	—	—	—	—	—	—	997	997
Balance as of December 31, 2018	$—	903,607	$14,177	457,189	$—	$668	$(188)	$(7,865)	$(7,385)
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)

	Redeemable Non-Controlling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance as of December 31, 2018	$—	903,607	$14,177	457,189	$—	$668	$(188)	$(7,865)	$—	$(7,385)
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	—	—	9	—	9
Vesting and exercise of warrants	—	923	45	—	—	—	—	—	—	—
Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	—	2	—	—	10	—	—	—	10
Conversion of warrant to common stock in connection with initial public offering	—	—	—	150	—	7	—	—	—	7
Conversion of convertible notes to common stock in connection with initial public offering	—	—	—	93,978	—	4,229	—	—	—	4,229
Repurchase of outstanding shares	—	—	—	(1)	—	—	—	—	—	—
Exercise of stock options	—	—	—	6,924	—	21	—	—	—	21
Exercise of put option on common stock held by Yandex	—	—	—	(1,528)	—	(47)	—	—	—	(47)
Repurchase of unvested early-exercised stock options	—	—	—	(32)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4,634	—	—	—	4,634
Issuance of common stock under the Employee Stock Purchase Plan	—	—	—	2,076	—	49	—	—	—	49
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	—	180,000	—	7,973	—	—	—	7,973
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	(904,530)	(14,224)	904,530	—	14,224	—	—	—	14,224
Issuance of common stock in private placement	—	—	—	11,111	—	500	—	—	—	500
Issuance of common stock for settlement of RSUs	—	—	—	98,328	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	(36,249)	—	(1,573)	—	—	—	(1,573)
Reclassification of share-based award liability to additional paid-in capital	—	—	—	—	—	21	—	—	—	21
Repayment of employee loans collateralized by outstanding common stock	—	—	—	—	—	14	—	—	—	14
Issuance of common stock as consideration for investment and acquisition	—	—	—	205	—	9	—	—	—	9
Issuance of non-controlling interests	333	—	—	—	—	—	—	—	667	667
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	4	—	—	4
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	—	—	(3)
Net loss	(22)	—	—	—	—	—	—	(8,506)	15	(8,491)
Balance as of December 31, 2019	$311	—	$—	1,716,681	$—	$30,739	$(187)	$(16,362)	$682	$14,872
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2018	2019
Cash flows from operating activities
Net income (loss) including non-controlling interests	$(4,033)	$987	$(8,512)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	510	426	472
Bad debt expense	82	71	92
Stock-based compensation	124	170	4,596
Gain on extinguishment of convertible notes and settlement of derivatives	—	—	(444)
Gain on business divestitures	—	(3,214)	—
Deferred income tax	(762)	35	(88)
Revaluation of derivative liabilities	173	501	(58)
Accretion of discount on long-term debt	244	318	82
Payment-in-kind interest	69	71	10
Loss on disposal of property and equipment	117	59	10
Impairment of long-lived assets held for sale	223	197	—
Loss from equity method investment	—	42	34
Gain on debt and equity securities, net	—	(1,996)	(2)
Non-cash deferred revenue	—	—	(52)
Gain on forfeiture of unvested warrants and related share repurchases	—	(152)	—
Unrealized foreign currency transactions	(59)	53	16
Other	(16)	1	23
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(442)	(279)	(407)
Prepaid expenses and other assets	(120)	(473)	(478)
Collateral held by insurer	—	—	(1,199)
Operating lease right-of-use assets	—	—	201
Accounts payable	(79)	(39)	95
Accrued insurance reserves	1,284	943	481
Accrued expenses and other liabilities	1,267	738	960
Operating lease liabilities	—	—	(153)
Net cash used in operating activities	(1,418)	(1,541)	(4,321)
Cash flows from investing activities
Proceeds from insurance reimbursement, sale and disposal of property and equipment	342	369	51
Purchase of property and equipment	(821)	(558)	(588)
Purchase of intangible assets	(8)	—	—
Purchase of equity method investments	—	(412)	—
Purchase of non-marketable debt securities	—	(30)	—
Purchase of non-marketable investments	—	—	(100)
Purchases of marketable securities	—	—	(441)
Proceeds from maturities and sales of marketable securities	—	—	2
Proceeds from business disposal, net of cash divested	—	—	293
Acquisition of businesses, net of cash acquired	—	(64)	(7)
Net cash used in investing activities	(487)	(695)	(790)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	—	7,973

Taxes paid related to net share settlement of equity awards	—	—	(1,573)
Proceeds from issuance of common stock in private placement	—	—	500
Proceeds from issuance of subsidiary preferred stock units	—	—	1,000
Proceeds from exercise of stock options, net of repurchases	3	27	19
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	—	—	49
Repurchase of outstanding shares	(131)	(10)	—
Issuance of term loan and senior notes, net of issuance costs	—	3,466	1,189
Principal repayment on term loan	(12)	(19)	(27)
Proceeds from revolving lines of credit	202	—	—
Principal repayment on revolving lines of credit	(76)	(491)	—
Principal payments on capital and finance leases	—	(89)	(138)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	1,008	1,750	—
Dissolution of joint venture and subsequent proceeds	19	38	—
Repurchase of stock subject to put options related to Yandex	—	—	(74)
Other	2	(32)	21
Net cash provided by financing activities	1,015	4,640	8,939
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	22	(119)	(4)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	(868)	2,285	3,824
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	6,826	5,828	8,209
Reclassification from (to) assets held for sale during the period	(130)	96	34
End of period, excluding cash classified within assets held for sale	$5,828	$8,209	$12,067
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$61	$124	$332
Income taxes, net of refunds	153	289	133
Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	—	14,224
Conversion of convertible notes to common stock upon initial public offering	—	—	4,229
Stock-based compensation capitalized as software development costs	1	—	61
Changes in purchases of property, equipment and software recorded in accounts payable and accrued liabilities	(4)	14	52
Changes in share repurchase commitment made in each period	(44)	(13)	—
Financed construction projects	214	177	—
Capital and finance lease obligations	124	165	251
Deferred unpaid offering costs	—	4	—
Settlement of litigation through issuance of redeemable convertible preferred stock	—	250	—
Common stock issued in connection with acquisitions	—	93	9
Ownership interest in MLU B.V. received in connection with the disposition of Uber Russia/CIS operations	—	1,410	—
Grab debt security received in exchange for the sale of Southeast Asia operations	—	2,275	—
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Business and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber” or “the Company”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. Uber is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. Uber develops and operates proprietary technology applications supporting a variety of offerings on its platform (“platform(s)” or “Platform(s)”). Uber connects consumers (“Rider(s)”) with independent providers of ride services (“Rides Driver(s)”) for ridesharing services, and connects consumers (“Eater(s)”) with restaurants (“Restaurant(s)”) and food delivery service providers (“Delivery People”) for meal preparation and delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Rides Drivers and Delivery People are collectively referred to as “Driver(s)”. Uber also connects consumers with public transportation networks, e-bikes, e-scooters and other personal mobility options. Uber uses this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry. Uber is also developing technologies that will provide autonomous driving vehicle solutions to consumers, networks of vertical take-off and landing vehicles and new solutions to solve everyday problems.
The Company’s technology is used around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe, the Middle East, Africa, and Asia (excluding China and Southeast Asia).
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
Initial Public Offering
On May 14, 2019, the Company closed its initial public offering (“IPO”), in which it issued and sold 180 million shares of its common stock. The price was $45.00 per share. The Company received net proceeds of approximately $8.0 billion from the IPO after deducting underwriting discounts and commissions of $106 million and offering expenses. Upon closing of the IPO: i) all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock; ii) holders of the 2021 Convertible Notes and the 2022 Convertible Notes elected to convert all outstanding notes into 94 million shares of common stock; and, iii) an outstanding warrant which became exercisable upon the closing of the IPO was exercised to purchase 0.2 million shares of common stock. In addition, the Company recognized a net gain of $327 million in other income (expense), net in the consolidated statement of operations upon conversion of the 2021 Convertible Notes and the 2022 Convertible Notes during 2019, which consisted of $444 million gain on extinguishment of debt and settlement of derivatives, partially offset by $117 million loss from the change in fair value of embedded derivatives prior to settlement. The extinguishment of debt resulted in the derecognition of the carrying value of the debt balance and settlement of embedded derivatives.
Upon the Company’s IPO, the Company recognized $3.6 billion of stock-based compensation expense for awards with a performance-based vesting condition satisfied at IPO. Shares were then issued related to the vesting of the restricted stock units ("RSUs") with such performance-based vesting conditions. To meet the related tax withholding requirements, the Company withheld 29 million of the 76 million shares of common stock issued. Based on the IPO public offering price of $45.00 per share, the tax withholding obligation was $1.3 billion.
As a result of stock-based compensation expense for vested and unvested RSUs upon the IPO, the Company recorded an additional deferred tax asset of approximately $1.1 billion that is offset by a full valuation allowance.
Pending Acquisition of Majority Ownership in Cornershop
In October 2019, the Company agreed to purchase a controlling interest in Cornershop, an online grocery delivery platform operating primarily in Chile and Mexico. The Company agreed to pay up to approximately $459 million for its controlling interest in Cornershop, which amount is payable in cash and shares of the Company’s common stock as defined in the agreement. In October 2019, the Company made an initial investment of $50 million for a 7.1% ownership interest, on a fully-diluted basis, in Cornershop. The Company expects to pay the remaining portion of the purchase price and acquire the controlling interest during 2020, subject to the receipt of regulatory approvals and other closing conditions. Refer to Note 3 - Investments and Fair Value Measurement for further information on the accounting for the initial investment.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company consolidates its wholly-owned subsidiaries and majority-owned subsidiaries over which it exercises control, as well as variable interest entities (“VIE”) where it is deemed to be the primary beneficiary. Refer to Note 16 - Variable Interest Entities ("VIEs") for further information. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including those related to the incremental borrowing rate (“IBR”) applied in lease accounting, fair values of investments and other financial instruments, useful lives of amortizable long-lived assets and intangible assets, stock-based compensation, income taxes and non-income tax reserves, certain deferred tax assets and tax liabilities, insurance reserves, and other contingent liabilities. These estimates are inherently subject to judgment and actual results could differ from those estimates.
Concentration of Credit Risk
Cash and cash equivalents, short-term investments, restricted cash and cash equivalents, other receivables, and accounts receivable are potentially subject to credit risk concentration. Cash is deposited with financial institutions around the world that the Company believes are of high credit quality. These deposits are typically in excess of insured limits. The Company has not experienced any losses related to these concentrations during the periods presented. The Company's other receivables primarily consist of funds withheld by well-established insurance companies with high credit quality that may be used to cover future settlement of reserved insurance claims. The Company relies on a limited number of third parties to provide payment processing services ("payment service providers") to collect amounts due from end-users. Payment service providers are financial institutions or credit card companies that the Company believes are of high credit quality. None of the Company's Drivers and Restaurants or Freight Customers accounted for 10% or more of revenue for the years ended December 31, 2017, 2018 and 2019.
Certain Significant Risks and Uncertainties
The Company has incurred significant net losses since inception and had an accumulated deficit of 16.4 billion as of December 31, 2019. The operations of the Company have historically been funded through equity and debt financings. While management currently anticipates that the Company's available cash and cash equivalents, short-term investments, and revolving credit facility will be sufficient to meet the Company's operational cash needs for at least the next twelve months from the date of issuance of these financial statements, additional capital may need to be raised or additional indebtedness incurred to continue to fund the operations and other strategic initiatives. The Company may not be able to obtain additional financing on favorable terms, if at all, or its ability to incur additional indebtedness may be restricted by the terms of its existing debt instruments.
Cash and Cash Equivalents
Cash and cash equivalents as of December 31, 2018 and 2019 consisted of cash held in checking and savings accounts as well as investments in money market funds, commercial paper, U.S. government and agency securities, and corporate bonds. The Company considers all highly-liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash includes amounts collected on behalf of, but not yet remitted to Drivers and Restaurants, which are included in accrued and other current liabilities on the consolidated balance sheets.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents is pledged as security for letters of credit or other collateral amounts established by the Company for certain insurance policies and other various contractual arrangements. Restricted cash and cash equivalents is classified as current and non-current assets based on the contractual or estimated term of the remaining restriction. The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows (in millions):

	As of December 31,
	2017	2018	2019
Cash and cash equivalents	$4,393	$6,406	$10,873
Restricted cash and cash equivalents - current	142	67	99
Restricted cash and cash equivalents - non-current	1,293	1,736	1,095
Total cash and cash equivalents, and restricted cash and cash equivalents	$5,828	$8,209	$12,067

Collateral Held by Insurer
Collateral held by insurer represents funds held by James River Group companies (“James River”). These funds, previously held in a trust account, were withdrawn by James River during the fourth quarter of 2019 upon notice of cancellation of their insurance policies (primarily auto insurance policies) issued to a subsidiary of the Company. The funds continue to serve as collateral for the Company and its subsidiary’s current and future claim settlement obligations under the indemnification agreements for these insurance policies as included in insurance reserves on the consolidated balance sheets. Accordingly, the amount withdrawn is presented as collateral held by insurer on the consolidated balance sheet as of December 31, 2019. These funds were presented as restricted cash and cash equivalents on the consolidated balance sheet as of December 31, 2018.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represents uncollected fare payments from end-users for completed transactions where (i) the payment method is credit card and includes (a) end-user fare amounts not yet settled with payment service providers, and (b) end-user fare amounts settled by payment service providers but not yet remitted to the Company, or (ii) completed shipments where the Company invoices Freight Customers ("Shippers") and payment has not been received. The timing of settlement of amounts due from these parties varies by region and by product. The portion of the fare receivable to be remitted to Drivers and Restaurants is included in accrued and other current liabilities. Refer to Note 10 - Supplemental Financial Statement Information for amounts payable to Drivers and Restaurants.
Although the Company pre-authorizes forms of payment to mitigate its exposure, the Company bears the cost of any accounts receivable losses. The Company records an allowance for doubtful accounts for fare and invoiced amounts that may never settle or be collected, as well as for credit card chargebacks including fraudulent credit card transactions. The Company considers the allowance for doubtful accounts for fare amounts to be direct and incremental costs to revenue earned and, therefore, the costs are included as cost of revenue in the consolidated statements of operations. The Company estimates the allowance based on historical experience and geographical trends, which are reviewed periodically and as needed, and amounts are written off when determined to be uncollectable. Chargebacks and credit card losses were $174 million, $208 million and $195 million for the years ended December 31, 2017, 2018 and 2019, respectively.
Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight‑line method over the estimated useful lives of the assets, which are as follows:

Property and Equipment	Estimated Useful Life
Land	Indefinite
Buildings	30 years
Site improvements	5-15 years
Leased vehicles	3-10 years
Computer equipment	3-5 years
Furniture and fixtures	3-5 years
Dockless e-bikes	3 years
Internal-use software	2 years
Leased computer equipment	Shorter of estimated useful life or lease term
Leasehold improvements	Shorter of estimated useful life or lease term

When assets are retired or otherwise disposed of, the cost, accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized. Maintenance and repairs that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred.

The Company capitalizes certain costs, such as compensation costs, including stock-based compensation, and interest incurred in developing internal-use software once planning has been completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will function as intended. Amortization of such costs occurs on a straight-line basis over the estimated useful life of the related asset and begins once the asset is ready for its intended use. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.
Leased vehicle assets are stated at cost, net of accumulated depreciation. The vast majority of the Company's leased vehicle assets were reclassified to assets held for sale as of December 31, 2018. In January 2019, an agreement was executed with Waydrive Holdings Pte. Ltd. (“Waydrive”) to purchase the Lion City Rentals Pte. Ltd. (“LCR”), a wholly-owned vehicle solutions subsidiary of the Company based in Singapore. Refer to Note 9 - Assets and Liabilities Held for Sale for further information. When leased vehicles are retired or otherwise disposed of, the cost and accumulated depreciation are removed and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized. Maintenance and repair expenditures are charged to operating expenses as incurred.
Leases
Prior to adoption of Accounting Standards Codification (“ASC“) 842, “Leases” (“ASC 842”), as of December 31, 2018 and periods before the Company was involved in the construction of certain office buildings and research facilities and was under lease agreements for certain of the constructed or under construction facilities. In such arrangements, the Company capitalized construction costs, whether expended by the Company or the builder/lessor, in property and equipment, net. The Company recorded a corresponding financing obligation for amounts expended by the builder/lessor in other long-term liabilities. During the construction period, interest was accrued on the financing obligation and costs of construction were capitalized as a component of the building asset. These assets often did not qualify for derecognition under sales-leaseback accounting guidance as a result of continuing involvement in the property. These assets and obligations were amortized in depreciation and amortization and interest expense, respectively, in the consolidated statement of operations based on the terms of the related lease agreements. As of December 31, 2018, the gross carrying value of assets related to build-to-suit lease arrangements was $392 million with a corresponding financing obligation of $350 million. Upon adoption of the ASC 842, the Company derecognized building asset and financing obligation liability balances associated with the construction projects as these were not build-to-suit leases under ASC 842.
The Company adopted ASC 842 on January 1, 2019, using the modified retrospective transition method and used the effective date as the date of initial application. Consequently, financial information is not updated and the disclosures required under ASC 842 are not provided for dates and periods before January 1, 2019. ASC 842 provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company not to reassess under ASC 842 its prior conclusions about lease identification, lease classification and initial direct costs. The Company made a policy election not to separate non-lease components from lease components, therefore, it accounts for lease and non-lease components as a single lease component. The Company also elected the short-term lease recognition exemption for all leases that qualify.
The Company determines if a contract contains a lease at inception of the arrangement based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether it has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which the Company does not own. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s IBR, because the interest rate implicit in most of the Company’s leases is not readily determinable. The IBR is a hypothetical rate based on the Company’s understanding of what its credit rating would be to borrow and resulting interest the Company would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments may include costs such as common area maintenance, utilities, real estate taxes or other costs. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.
The Company’s leases primarily include corporate offices, data centers, and servers. The lease term of operating and finance leases vary from less than a year to 76 years. The Company has leases that include one or more options to extend the lease term for up to 14 years as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.
Operating leases are included in operating lease ROU assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other long-term liabilities on the Company’s consolidated balance sheets. For operating leases, lease expense is recognized on a straight-line basis in operations over the lease term. For finance leases, lease expense is recognized as depreciation and interest; depreciation on a straight-line basis over the lease term and interest using the effective interest method. As of December 31, 2019, less than 13% of the Company’s operating lease ROU assets related to leased assets outside of the U.S.
Acquisitions
The Company accounts for acquisitions of entities or asset groups that qualify as businesses in accordance with ASC 805, "Business Combinations" (“ASC 805”). The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. Refer to Note 18 – Business Combination for further information.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company evaluates its reporting units when changes in its operating structure occur, and if necessary, reassigns goodwill using a relative fair value allocation approach. In testing for goodwill impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, the Company proceeds to the quantitative assessment.
The quantitative assessment compares the estimated fair value of a reporting unit to its book value, including goodwill. If the fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the book value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Refer to Note 7 – Goodwill and Intangible Assets for further information.
Intangible Assets, Net
Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from one to 18 years. The Company reviews definite-lived intangible assets for impairment under the long-lived asset model described in the Evaluation of Long-Lived Assets for Impairment section. Refer to Note 7 – Goodwill and Intangible Assets for further information.
Investments
Equity Securities
Accounting for the Company's equity securities varies depending on the marketability of the security and the type of investment. On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01, "Recognition and Measurement of Financial Assets and Liabilities," prospectively and accordingly, the Company has elected to measure its investments in non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election. Equity securities that the Company elected to apply the fair value option and equity securities with a readily determinable fair value are measured at fair value on a recurring basis with changes in fair value recognized in the consolidated statements of operations. The Company had no investments in equity securities whose fair value was readily determinable as of December 31, 2018 and 2019. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. The Company includes investments in equity securities within investments on the consolidated balance sheets.
Debt Securities
Accounting for the Company’s debt securities varies depending on the legal form of the security, the Company’s intended holding period for the security, and the nature of the transaction. Investments in debt securities are classified as available-for-sale and are initially recorded at fair value. Investments in marketable debt securities include commercial paper, U.S. government and agency securities and corporate bonds. Certain investments in non-marketable equity securities with redemption, interest, or other debt-like features are classified as available-for-sale debt securities. Subsequent changes in fair value of available-for-sale debt securities are recorded in other comprehensive income (loss), net of tax. The Company records certain of its debt securities at fair value with the changes in fair value recorded in earnings under the fair value option of accounting for financial instruments. The Company evaluates its available-for-sale debt securities for impairment at each reporting period. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. Factors considered include: recent financial results and operating trends; implied values in recent transactions of investee securities; other publicly available information that may affect the value of the Company’s investments; severity and length of the decline in value; and the Company’s strategy and intentions for holding the investment.
Impairment of the Company’s debt securities is recognized in earnings when a decline in value has occurred that is deemed to be other than temporary, and the current fair value becomes the new cost basis for the security. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive income (loss). The Company considers its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as short-term investments on the consolidated balance sheets. Certain investments in non-marketable debt securities classified as available-for-sale debt securities are included in investments on the consolidated balance sheets.
Equity Method Investments
Investments in common stock or in-substance common stock of entities that provide the Company with the ability to exercise significant influence, but not a controlling financial interest, over the investee are accounted for under the equity method of accounting. Investments accounted for under the equity method are initially recorded at cost. Subsequently, the Company recognizes through the consolidated statements of operations and as an adjustment to the investment balance, its proportionate share of the entities’ net income or loss and to reflect the amortization of basis differences. The Company records its share of the results of these companies one quarter in arrears within earnings in equity interests as loss from equity method investment, net of tax in the consolidated statements of operations. The Company evaluates each of its equity method investments at the end of each reporting period to determine whether events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. The Company recognizes in the consolidated statements of operations and as an adjustment to the investment balance, any required impairment loss. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. This evaluation consists of several qualitative and quantitative factors including recent financial results and operating trends of the investee; implied values in recent transactions of investee securities; other publicly available information that may affect the value of the Company’s investments.
Evaluation of Long-Lived Assets for Impairment
The Company evaluates its held-and-used long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group (collectively, the “asset group”) may not be recoverable. The Company measures the recoverability of the asset group by comparing the carrying amount of such asset groups to the future undiscounted cash flows it expects the asset group to generate. If the Company considers the asset group to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset group exceeds its fair value.
Fair Value Measurements and Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, Fair Value Measurement (“ASC 820”), the Company uses the fair value hierarchy, which prioritizes the inputs used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are set forth below:

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
The Company’s primary financial instruments include cash equivalents, marketable debt securities, restricted cash and cash equivalents, accounts receivable, investments, accounts payable, accrued liabilities, long-term debt, and embedded derivatives and warrants. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their carrying value due to the short-term maturities of these instruments. Refer to Note 3 - Investments and Fair Value Measurement and Note 8 - Long-Term Debt and Revolving Credit Arrangements for further information.
Variable Interest Entities
The Company evaluates its ownership, contractual and other interests in entities to determine if it has a variable interest in an entity. These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical and prospective information, among other factors. If the Company determines that an entity for which it holds a contractual or ownership interest in is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in the interest or relationship with the entity impacts the determination of whether the Company is still the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP. Refer to Note 16 - Variable Interest Entities ("VIEs") for further information.
Revenue Recognition
The Company recognizes revenue when or as it satisfies its obligation. The Company derives its revenues principally from Drivers and Restaurants’ use of the Company’s platform and related service which includes on-demand lead generation, and related activities, including facilitating payments from end-users, that enable Drivers and Restaurants to seek, receive and fulfill on-demand requests from end-users seeking Rides services and Eats services (the “Uber Service”) and from customers' use of Freight, Other Bets, and ATG and Other Technology Programs. The Company periodically reassesses its revenue recognition policies as new offering become materials, and business models and other factors evolve.
Rides and Eats Master Services Agreements
The Company enters into Master Services Agreements (“MSA”) with Drivers and Restaurants to use the platform. The MSA defines the service fee the Company charges Drivers and Restaurants for each transaction. Upon acceptance of a transaction, the Drivers and Restaurants agree to perform the Rides or Eats services as requested by an end-user. The acceptance of a transaction request combined with the MSA establishes enforceable rights and obligations for each transaction. A contract exists between the Company and the Drivers and Restaurants after the Drivers and Restaurants accept a transaction request and the Drivers' and Restaurants' ability to cancel the transaction lapses. End-users access the Platform for free and the Company has no performance obligation to end-users. As a result, end-users are not the Company's customers.
The Uber Service activities are performed to satisfy the Company’s sole performance obligation in the transaction, which is to connect Drivers and Restaurants with end-users to facilitate the completion of a successful transaction.
Judgment is required in determining whether the Company is the principal or agent in transactions with Drivers and Restaurants and end-users. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the service provided to the end-user and is the principal (i.e. "gross"), or the Company arranges for other parties to provide the service to the end-user and is an agent (i.e. "net"). This determination also impacts the presentation of incentives provided to Drivers and discounts and promotions offered to end-users. For Rides and Eats transactions, the Company's role is to provide the service to Drivers and Restaurants to facilitate a successful trip or Eats service to end-users. The Company concluded it does not control the good or service provided by Drivers and Restaurants to end-users as (i) the Company does not pre-purchase or otherwise obtain control of the Drivers' and Restaurants' goods or services prior to its transfer to the end-user; (ii) the Company does not direct Drivers and Restaurants to perform the service on the Company’s behalf, and Drivers and Restaurants have the sole ability to decline a transaction request and (iii) the Company does not integrate services provided by Drivers and Restaurants with its other services and then provide them to end-users. As part of the Company's evaluation of control, the Company reviews other specific indicators to assist in the principal versus agent conclusions. The Company is not primarily responsible for Rides and Eats services provided to end-users, nor does it have inventory risk related to these services. While the Company facilitates setting the price for Rides and Eats services, the Drivers and Restaurants and end-users have the ultimate discretion in accepting the transaction price and this indicator alone does not result in the Company controlling the services provided to end-users.
Drivers and Restaurants are the Company's customers and pay the Company a service fee for each successfully completed transaction with end-users. The Company's obligation in the transaction is satisfied upon completion by Drivers and Restaurants of a transaction. In the vast majority of transactions with end-users, the Company acts as an agent by connecting end-users seeking Rides and Eats services with Drivers and Restaurants looking to provide these services. Accordingly, the Company recognizes revenue on a net basis, representing the fee the Company expects to receive in exchange for the Company providing the service to Drivers and Restaurants. The Company records refunds to end-users that it recovers from Drivers and Restaurants as a reduction to revenue. Refunds to end-users due to end-user dissatisfaction with the Platform are recorded as marketing expenses and reduce the accounts receivable amount associated with the corresponding transaction.

Rides
The Company derives its Rides revenue primarily from service fees paid by Rides Drivers for use of the platform and related service to connect with Riders and successfully complete a trip via the Platform. The Company recognizes revenue when a trip is complete.
Depending on the market where the trip is completed, the service fee is either a fixed percentage of the end-user fare or the difference between the amount paid by an end-user and the amount earned by Rides Drivers. In markets where the Company earns the difference between the amount paid by an end-user and the amount earned by Rides Drivers, end-users are quoted a fixed upfront price for ridesharing services while the Company pays Rides Drivers based on actual time and distance for the ridesharing services provided. Therefore, the Company can earn a variable amount and may realize a loss on the transaction. The Company typically receives the service fee within a short period of time following the completion of a trip.
In addition, end-users in certain markets have the option to pay cash for trips. On such trips, cash is paid by end-users to Rides Drivers. The Company generally collects its service fee from Rides Drivers for these trips by offsetting against any other amounts due to Rides Drivers, including Rides Drivers incentives. As the Company currently has limited means to collect its service fee for cash trips and cannot control whether Rides Drivers will generate future amounts owed to them for offset, it concluded collectability of such amounts is not probable until collected. As such, uncollected service fees for cash trips are not recognized in the consolidated financial statements until collected from Rides Drivers.
Eats
The Company derives its Eats revenue primarily from service fees paid by Delivery People and Restaurants for use of the platform and related service to successfully complete a meal delivery service via the Platform. The Company recognizes revenue when an Eats transaction is complete.
The service fee paid by Restaurants is a fixed percentage of the meal price. The service fee paid by Delivery People is the difference between the delivery fee amount paid by the end-user and the amount earned by the Delivery People. End-users are quoted a fixed price for the meal delivery while the Company pays Delivery People based on time and distance for the delivery. Therefore, the Company earns a variable amount on a transaction and may realize a loss on the transaction. The Company typically receives the service fee within a short period of time following the completion of a delivery.
Freight
The Company derives its Freight revenue from freight transportation services provided to Shippers. Revenue for Freight represents the gross amount of fees charged to Shippers for these services. Costs incurred with carriers for Freight transportation are recorded in cost of revenue.
Shippers contract with the Company to utilize the Company's network of independent freight carriers to transport freight. The Company enters into contracts with Shippers that define the price for each shipment and payment terms. The Company’s acceptance of the shipment request establishes enforceable rights and obligations for each contract. By accepting the Shipper's order, the Company has responsibility for transportation of the shipment from origin to destination. The Company enters into separate contracts with independent freight carriers and is responsible for prompt payment of freight charges to the carrier regardless of payment by the Shipper. The Company’s sole performance obligation is the transport of Shipper freight using its network of independent freight carriers. The Company invoices the Shipper upon satisfaction of the performance obligation.
Judgment is required in determining whether the Company is the principal or agent in transactions with Shippers. For each contract entered into with a Shipper, the Company is responsible for identifying and directing independent freight carriers to transport the Shipper's goods. The Company therefore controls the service before it is transferred to the Shipper. The Company is primarily responsible for fulfilling the contract with the Shipper, including having discretion in selecting a qualified independent freight carrier that meets the Shipper's specifications. The Company also has pricing discretion and negotiates separately the price(s) charged to Shippers and amounts paid to carriers. Accordingly, the Company is the principal in these transactions.
In consideration for the Company’s Freight services, Shippers pay the Company a fixed amount for each completed shipment. When the Shipper's freight reaches its intended destination, the Company's performance obligation is complete. The Company recognizes revenue associated with the Company’s performance obligation over the contract term, which represents its performance over the period of time a shipment is in transit. While the transit period of the Company’s contracts can vary based on origin and destination, contracts still in transit at period end are not material. Payment for the Company’s services is generally due within 30 to 45 days upon delivery of the shipment.
Other Bets
E-Bikes and Scooters
The Company derives its New Mobility revenue from operating leases as defined within ASC 842, "Leases" ("ASC 842"). New Mobility refers to offerings and products that provide users with access to rides through a variety of modes, including dockless e-

bikes and e-scooters (“New Mobility”). New Mobility also includes Transit, UberWorks and the Company’s Platform Incubator group, which is responsible for innovating new services and use cases on the Company’s platform to drive long-term growth and cross-platform customer engagement. Users contract with the Company via a rental agreement at the inception of each trip. The Company is responsible for providing access to the e-bikes and scooters over the user’s desired period of use. The Company records lease payments received upon completion of each trip.
Vehicle Solutions Revenues
The Company leases vehicles to third parties who could potentially use them to provide ridesharing services. The Company disposed of its primary leased vehicle activities in 2018 and in the first quarter of 2019. Refer to Note 19 - Divestitures for additional details surrounding this transaction. The Company recognizes revenue from these arrangements as lease payments are collected.
ATG and Other Technology Programs
In 2019, the Company entered into a three-year joint collaboration agreement with certain third parties to develop next–generation self-driving technology. Under this collaboration agreement, the Company will receive cash consideration over the three-year term. The Company has applied ASC 808, Collaborative Arrangements for recognition and presentation of the consideration received as collaboration revenue. Refer to Note 17 - Non-Controlling Interests for additional details surrounding this transaction.
Other Revenue
The Company derives its Other Revenue primarily from financial partnerships and service fees charged to its Uber for Business (“U4B”) and revenue attributable to this category was not material in all periods presented.
Incentives to Drivers
Incentives provided to Drivers, who are the Company’s customers, are recorded as a reduction of revenue if the Company does not receive a distinct good or service or cannot reasonably estimate fair value of the good or service received. Incentives to Drivers that are not for a distinct good or service are evaluated as variable consideration, in the most likely amount to be earned by the Drivers, at the time or as they are earned by the Drivers, depending on the type of incentive. Since incentives are earned over a short period of time, there is limited uncertainty when estimating variable consideration.
Incentives earned by Drivers for referring new Drivers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. The Company expenses such referral payments as incurred in sales and marketing expenses in the consolidated statements of operations. The Company applied the practical expedient under ASC 340-40-25-4 and expenses costs to acquire new customer contracts as incurred because the amortization period would be one year or less. The amount recorded as an expense is the lesser of the amount of the incentive paid or the established fair value of the service received. Fair value of the service is established using amounts paid to vendors for similar services. The amounts paid to Drivers presented as sales and marketing expenses for the years ended December 31, 2017, 2018 and 2019 were $199 million, $136 million, and $103 million, respectively.
The Company evaluates whether the cumulative amount of payments, including incentives, to Drivers that are not in exchange for a distinct good or service received from Drivers exceeds the cumulative revenue earned since inception of the Drivers relationships. Any cumulative payments in excess of cumulative revenue are presented as cost of revenue in the consolidated statements of operations. The amounts presented as cost of revenue for the years ended December 31, 2017, 2018 and 2019 were $530 million, $837 million and $1.1 billion, respectively.
End-User Discounts and Promotions
The Company offers discounts and promotions to end-users to encourage use of the Company’s Platform. These are offered in various forms of discounts and promotions and include:
Targeted end-user discounts and promotions: These discounts and promotions are offered to a limited number of end-users in a market to acquire, re-engage, or generally increase end-users use of the platform, and are akin to a coupon. An example is an offer providing a discount on a limited number of rides or meal deliveries during a limited time period. The Company records the cost of these discounts and promotions as sales and marketing expenses at the time they are redeemed by the end-user.
End-user referrals: These referrals are earned when an existing end-user (the referring end-user) refers a new end-user (the referred end-user) to the platform and the new end-user takes their first ride on the platform. These referrals are typically paid in the form of a credit given to the referring end-user. These referrals are offered to attract new end-users to the Platform. The Company records the liability for these referrals and corresponding expense as sales and marketing expenses at the time the referral is earned by the referring end-user.
Market-wide promotions: These promotions are pricing actions in the form of discounts that reduce the end-user fare charged by Drivers and Restaurants to end-users for all or substantially all rides or meal deliveries in a specific market. This also includes any discounts offered under the Rides Pass and certain discounts within the Uber Rewards programs, which enable End-users to receive a fixed fare or a discount on all eligible rides. Accordingly, the Company records the cost of these promotions as a reduction of revenue at the time the trip is completed.
Other
The Company has elected to exclude from revenue, taxes assessed by a governmental authority that are both imposed on and are concurrent with specific revenue producing transactions, and collected from Drivers and Restaurants and remitted to governmental authorities. Accordingly, such amounts are not included as a component of revenue or cost of revenue.
Practical Expedients
The Company has utilized the practical expedient available under ASC 606-10-50-14 and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company has no significant financing components in its contracts with customers.
Stock-Based Compensation
The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of GAAP, which requires compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. The Company accounts for forfeitures when they occur. The fair value of stock-based awards, granted or modified, is determined on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques.
Service-Based Awards
The Company records stock-based compensation expense for service-based stock options and RSUs on a straight-line basis over the requisite service period, which is generally four years.
For stock options with service-based vesting conditions only and stock purchase rights provided under the Company's employee stock purchase plan, the valuation model, typically the Black-Scholes option-pricing model, incorporates various assumptions including expected stock price volatility, expected term and risk-free interest rates. The Company estimates the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly traded companies in its industry group. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term. The Company estimates the expected term based on the simplified method for employee stock options considered to be "plain vanilla" options, as the Company's historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The Company estimates the expected term for non-employees based on the contractual term. The expected risk-free interest rate is based on the United States ("U.S.") Treasury yield curve in effect at the time of grant. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividends on its common stock.
Performance-Based Awards
The Company has granted restricted common stock awards ("RSA(s)"), RSUs, stock appreciation rights (“SAR(s)”), stock options, and warrants that vest upon the satisfaction of both service-based and performance-based conditions. The service-based condition for these awards generally is satisfied over four years. The performance-based conditions generally are satisfied upon achieving specified performance targets, such as financial or operating metrics of the Company, and/or the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain specific liquidation or change in control transactions, or (ii) an IPO. The Company records stock-based compensation expense for performance-based equity awards such as RSAs, RSUs, SARs, and stock options on an accelerated attribution method over the requisite service period, which is generally four years, and only if performance-based conditions are considered probable to be satisfied.
Prior to the Company’s IPO in May 2019, the Company had not recognized stock-based compensation expense for awards with performance-based conditions which include a qualifying event because the qualifying event described above had not yet occurred and was not considered probable. Upon the IPO, the Company recorded a cumulative one-time stock-based compensation expense of $3.6 billion, determined using the grant-date fair values. Stock-based compensation related to remaining service-based after the IPO is recorded over the remaining requisite service period. Refer to section “Initial Public Offering” above for further information.
For performance-based RSAs and RSUs, the Company determines the grant-date fair value to be the fair value of the Company's common stock on the grant date.
For performance-based SARs, stock options, and warrants, the Company determines the grant-date fair value utilizing the valuation model as described above for service-based awards.
Market-Based Awards
The Company has granted RSUs and stock options that vest only upon the satisfaction of all the following conditions: service-based service conditions, performance-based conditions, and market-based conditions. The service-based condition for these awards generally is satisfied over five years. The performance-based conditions generally are satisfied upon achieving specified performance targets, such as the occurrence of a qualifying event, as described above for performance-based awards. The market-based conditions are satisfied upon the Company's achievement of specified fully-diluted equity values, as determined based on the Company's stock price.
For market-based awards, the Company determines the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected capital raise percentage. The Company estimates the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies in its industry group. The Company estimates the expected term based on various exercise scenarios. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Prior to the Company’s IPO in May 2019, the Company estimated the expected date of a qualifying event based on third-party valuations of the Company's common stock and estimated the expected capital raise percentage based on management's expectations at the time of measurement of the award's value.
The Company records stock-based compensation expense for market-based equity awards such as RSUs and stock options on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable to be satisfied. The Company determines the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit service-based period, using the longer of the two service periods as the requisite service period.
Employee Stock Purchase Plan (“ESPP”)
The Company recognizes stock-based expenses related to shares issued pursuant to its 2019 ESPP on a straight-line basis over the offering period. The ESPP provides for twelve-month offering periods, and each offering period includes two purchase periods of approximately six months. The ESPP allows eligible employees to purchase shares of the Company's common stock at a 15 percent discount on the lower price of either (i) the offering period begin date or (ii) the purchase date. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. The Company determines volatility over an expected term of six months based on the historical volatility of the Company and twelve months based on the average of the historical volatility of the Company and peer group. The Company estimates the expected term based on the contractual term.
Common Stock Fair Value
Subsequent to the Company’s IPO in May 2019, the fair value of common stock was determined on the grant date using the closing price of the Company’s common stock.
Prior to the Company’s IPO, the absence of an active market for the Company’s common stock required the Board of Directors, the members of which the Company believes have extensive business, finance and venture capital experience, to determine the fair value of its common stock for purposes of granting stock-based awards and for calculating stock-based compensation expense. The Company obtained contemporaneous third-party valuations to assist the Board of Directors in determining fair value. These contemporaneous third-party valuations used the methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Factors taken into consideration in assessing the fair value of the Company’s common stock included: the sale of the Company's shares to investors in private offerings; the prices of the recent redeemable convertible preferred stock sales to investors in arm’s-length transactions; the Company’s capital resources and financial condition; the preferences held by the Company’s redeemable convertible preferred stock classes in favor of its common stock; the likelihood and timing of achieving a qualifying event, such as an IPO or sale of the Company given prevailing market conditions; the Company’s historical operating and financial performance as well as the Company’s estimates of future financial performance; valuations of comparable companies; the hiring of key personnel; the status of the Company’s development, product introduction and sales efforts; the price paid by the Company to repurchase outstanding shares; industry information such as market growth and volume and macro-economic events; and, additional objective and subjective factors relating to its business.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered.
The Company accounts for uncertainty in tax positions recognized in the consolidated financial statements by recognizing a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed. The Company elected the tax law ordering approach in assessing the realizability of net operating losses expected to offset future Global Intangible Low-taxed Income (“GILTI”).
The establishment of deferred tax assets from intra-entity transfers of intangible assets requires management to make significant estimates and assumptions to determine the fair value of such intangible assets. Significant estimates in valuing intangible assets may include, but are not necessarily limited to, internal revenue and expense forecasts, the estimated life of the intangible assets, comparable transaction values, and / or discount rates. The discount rates used to discount expected future cash flows to present value are derived from a weighted-average cost of capital analysis and are adjusted to reflect the inherent risks related to the cash flow. Although the Company believes the assumptions and estimates utilized are reasonable and appropriate, they are based, in part, on historical experience, internal and external comparable data and are inherently uncertain. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for (benefit from) income taxes in the consolidated statements of operations.
Expenses
Set forth below is a brief description of the components of the Company’s expenses:

•
Cost of revenue, exclusive of depreciation and amortization, primarily consists of credit card processing fees, bank fees, data center and networking expenses, mobile device and service costs, certain ride insurance costs, payments including incentives to Drivers and Restaurants in excess of revenues earned from Drivers and Restaurants, costs incurred with carriers for Uber Freight transportation services, and amounts related to fare chargebacks and other credit card losses.

•
Operations and support expenses primarily consist of compensation costs, including stock-based compensation, for employees that support operations in cities, including the general managers, Driver operations, platform user support representatives and community managers. Also included is the cost of customer support, Driver background checks and the allocation of certain corporate costs.

•
Research and development expenses primarily consist of compensation costs, including stock-based compensation, for employees in engineering, design and product development. Expenses includes ATG and Other Technology Programs development expenses, as well as expenses associated with ongoing improvements to, and maintenance of, existing products and services, and allocation of certain corporate costs.

•
Sales and marketing expenses primarily consist of compensation costs, including stock-based compensation to sales and marketing employees, advertising costs, product marketing costs, the cost of referral services provided by Drivers and Restaurants and incentives, refunds, and credits to end-users, and the allocation of certain corporate costs. The Company expenses advertising and other promotional expenditures as incurred. Advertising expenses totaled $1.1 billion, $1.3 billion and $1.3 billion for the years ended December 31, 2017, 2018 and 2019, respectively. Incentives, refunds, and credits to end-users totaled $949 million, $1.4 billion, and $2.5 billion for the years ended December 31, 2017, 2018 and 2019, respectively.

•
General and administrative expenses primarily consist of compensation costs, including stock-based compensation, for executive management and administrative employees, including finance and accounting, human resources, policy and communications, and legal, as well as allocation of certain corporate costs, occupancy, and non-ride insurance costs. General and administrative expenses also include certain legal settlements.

•
Depreciation and amortization expenses primarily consist of depreciation on buildings, site improvements, computer and network equipment, software, leasehold improvements, leased vehicles, furnitures, fixtures, dockless e-bikes, and amortization of intangible assets.

Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the local currency or U.S. dollar depending on the nature of the subsidiaries’ activities. Monetary assets and liabilities, and transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate in effect at the end of the period and are recorded in the current period consolidated statement of operations. Gains and losses resulting from remeasurement are recorded in foreign exchange gains (losses), net within other income (expense), net in the consolidated statement of operations. Subsidiary assets and liabilities with non-U.S. dollar functional currencies are translated at the month-end rate, retained earnings and other equity items are translated at historical rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative translation adjustments are recorded within accumulated other comprehensive income (loss), a separate component of total equity (deficit).
Net Income (Loss) Per Share Attributable to Common Stockholders
The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
The Company’s redeemable convertible preferred stock, restricted common stock, and common stock issued upon early exercise of stock options are participating securities. The Company considers restricted common stock and any shares issued upon early exercise of stock options, subject to repurchase, to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a cash dividend is declared on common stock.
The holders of the redeemable convertible preferred stock would be entitled to dividends in preference to common shareholders, at specified rates, if declared. Then any remaining earnings would be distributed to the holders of common stock, restricted common stock, common stock issued upon early exercise of stock options, and the holders of the redeemable convertible preferred stock on a pro-rata basis assuming conversion of all redeemable convertible preferred stock into common stock. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the periods presented were not allocated to the Company’s participating securities.
Insurance Reserves
The Company uses a combination of third-party insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary, to provide for the potential liabilities for certain risks, including auto liability, uninsured and underinsured motorist, auto physical damage, general liability, and workers’ compensation. The insurance reserves is the liability for unpaid losses and loss adjustment expenses, which represents the estimate of the ultimate unpaid obligation for risks retained by the Company and includes an amount for case reserves related to reported claims and an amount for losses related to events incurred but not reported as of the balance sheet date. The estimate of the ultimate obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, the Company uses assumptions based on actuarial judgment with consideration toward relevant industry claim and loss development patterns, frequency trends, and severity trends. These reserves are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments, if any, relating to accidents that occurred in prior years are reflected in the current year results of operations. Reserve amounts estimated to be settled within one year are recorded in short-term insurance reserves, with longer term settlements recorded in long-term insurance reserves on the consolidated balance sheets.
While management believes that the insurance reserve amount is adequate, the ultimate liability may be in excess of, or less than, the amount provided. All estimates of ultimate losses and allocated loss adjustment expenses, and of resulting reserves, are subject to inherent variability caused by the nature of the insurance claim settlement process. Such variability is increased for the Company due to limited historical experience and the nature of the coverage provided. Actual results depend upon the outcome of future contingent events and can be affected by many factors, such as claims settlement processes and changes in the economic, legal, and social environments. As a result, the net amounts that will ultimately be paid to settle the liability and when these amounts will be paid may vary from the estimate provided on the consolidated balance sheets.
Loss Contingencies
The Company is involved in legal proceedings, claims, and regulatory, indirect tax examinations or government inquiries and investigations that may arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements.
The Company reviews the developments in contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. The Company makes adjustments to provisions and changes to disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss.
The outcome of litigation, indirect tax examinations and investigations are inherently uncertain. Therefore, if one or more of these matters were resolved against the Company for amounts in excess of management's expectations, the Company’s results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
The Company recognizes estimated losses from contingencies that relate to proceedings in which Drivers are the plaintiffs, or proceedings and regulatory penalties against Drivers for which the Company elects to either pay on behalf of or reimburse Drivers, as a reduction of revenue in the consolidated statements of operations. All other estimated losses from contingencies are recognized in general and administrative expenses.
Legal fees and other costs associated with such actions are expensed as incurred.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.
Upon adoption of the new leasing standard on January 1, 2019, the Company recognized ROU assets of $888 million and lease liabilities of $963 million. The Company reassessed the build-to-suit leases that no longer meet the control-based build-to-suit model and derecognized $392 million in build-to-suit assets, $350 million corresponding financing obligation, and recorded $9 million of deferred tax liability. The initial cash contribution to the Mission Bay 3 & 4 joint venture that was previously reported as a defeasance of a build-to-suit financing obligation of $58 million was derecognized by reclassifying it as an increase to the Mission Bay 3 & 4 equity method investment. Refer to Note 4 - Equity Method Investments for further information. The $9 million difference between the total derecognized assets and total derecognized liabilities was recorded in the opening balance of accumulated deficit, net of tax, as of January 1, 2019.
In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” to simplify the accounting for certain instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Further, companies that provide earnings per share (“EPS”) data will adjust the basic EPS calculation for the effect of the feature when triggered and will also recognize the effect of the trigger within equity. The Company adopted this new standard as of January 1, 2019 and applied the changes retrospectively. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, “Improvements to Non-Employee Share-Based Payment Accounting,” which expands the scope of Topic 718, to include share-based payments issued to non-employees for goods or services. The new standard supersedes Subtopic 505-50. The Company adopted the new standard effective January 1, 2019 on a modified retrospective basis. The new standard did not have a material impact on the Company’s consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, "Collaborative arrangements: Clarifying the interaction between Topic 808 and Topic 606" to clarify the interaction between the accounting guidance for collaborative arrangements and revenue from contracts with customers. The Company early adopted this guidance effective July 1, 2019 on a retrospective basis and only applied it to contracts that were incomplete as of the adoption date. The new standard did not have a material impact on the Company's consolidated financial statements for the current or previous reported periods herein.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” to require the measurement of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance also amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company will adopt the new standard on January 1, 2020. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements, however, it does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements in ASC 820, “Fair Value Measurement” (“ASC 820”). The new standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company will adopt the new standard on January 1, 2020 and apply the changes prospectively. The

Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements, however, it does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities,” which amends the guidance for determining whether a decision-making fee is a variable interest and requires organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” to remove specific exceptions to the general principles in Topic 740 and to simplify accounting for income taxes. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815,” which clarifies the interaction of the accounting for equity investments under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
Note 2 - Revenue
The following tables present the Company’s revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the trip or shipment was completed or meal delivered. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue is presented in the following tables for the years ended December 31, 2017, 2018 and 2019, respectively (in millions):

	Year Ended December 31,
	2017	2018	2019
Rides revenue	$6,888	$9,182	$10,612
Vehicle Solutions revenue (1)	345	143	21
Other revenue	45	112	112
Total Rides revenue	7,278	9,437	10,745
Eats revenue	587	1,460	2,510
Freight revenue	67	356	731
Other Bets revenue (1)	—	17	119
ATG and Other Technology Programs collaboration revenue (2)	—	—	42
Total revenue	$7,932	$11,270	$14,147
(1) The Company accounts for Vehicle Solutions and New Mobility revenue as an operating lease as defined under ASC 840 for 2018 and ASC 842 in 2019. Total revenue recognized under ASC 840 and ASC 842 for the years ended December 31, 2017, 2018 and 2019 was $345 million, $151 million, and $88 million, respectively.
(2) Refer to Note 17 - Non-Controlling Interests for further information on collaboration revenue.

	Year Ended December 31,
	2017	2018	2019
United States and Canada	$4,367	$6,521	$8,805
Latin America ("LATAM")	1,645	2,002	1,947
Europe, Middle East and Africa ("EMEA")	1,157	1,721	2,148
Asia Pacific ("APAC") (1)	763	1,026	1,247
Total revenue	$7,932	$11,270	$14,147
(1) Excluding China and, as of May 2018, also excludes Southeast Asia.

Revenue from Contracts with Customers
Rides Revenue
The Company derives revenue primarily from fees paid by Rides Drivers for the use of the Company’s platform(s) and related service to facilitate and complete ridesharing services.
Other Revenue
Other revenue consists primarily of revenue from the Company’s U4B, financial partnerships products and other immaterial revenue streams.
Eats Revenue
The Company derives revenue for Eats from Restaurants’ and Delivery People’s use of the Eats platform and related service to facilitate and complete Eats transactions.
Freight Revenue
Freight revenue consists primarily of revenue from freight transportation services provided to shippers.
Other Bets Revenue
Other Bets revenue consists primarily of revenue from New Mobility products, including dockless e-bikes, Platform Incubator group offerings and other immaterial revenue streams.
Contract Balances
The Company’s contract assets for performance obligations satisfied prior to payment or contract liabilities for consideration collected prior to satisfying the performance obligations are not material in 2019.
Remaining Performance Obligations
As a result of a single contract entered into with a customer during 2018, the Company had $87 million of consideration allocated to an unfulfilled performance obligation as of December 31, 2019. The Company recognized $52 million in 2019 related to the contract.
The Company’s remaining performance obligation is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of December 31, 2019	$52	$35	$87

Note 3 - Investments and Fair Value Measurement
Investments
The Company’s short-term investments and investments on the consolidated balance sheets consisted of the following as of December 31, 2018 and 2019 (in millions):

	As of December 31,
	2018	2019
Classified as short-term investments:
Marketable debt securities (1):
Commercial paper	$—	$148
U.S. government and agency securities	—	93
Corporate bonds	—	199
Short-term investments	$—	$440

Classified as investments:
Non-marketable equity securities:
Didi (2)	$7,953	$7,953
Other	32	204
Non-marketable debt securities:
Grab (3), (4)	2,328	2,336
Other (5)	42	34
Investments	$10,355	$10,527
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.
(2) On August 1, 2016, the Company completed the sale of the Company’s interest in Uber China to Didi and received approximately 52 million shares of Didi’s Series B-1 preferred stock as consideration valued at approximately $6.0 billion at time of transaction.
(3) Refer to Note 19 - Divestitures for further information on the Company’s investment in Grab Holdings, Inc. ("Grab").
(4) Recorded at fair value with changes in fair value recorded in other comprehensive income (loss), net of tax.
(5) Recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2018				As of December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,505	$—	$—	$1,505	$5,104	$—	$—	$5,104
Commercial paper	—	—	—	—	—	233	—	233
U.S. government and agency securities	—	—	—	—	—	153	—	153
Corporate bonds	—	—	—	—	—	199	—	199
Non-marketable debt securities	—	—	2,370	2,370	—	—	2,370	2,370
Non-marketable equity securities	—	—	—	—	—	—	98	98
Total financial assets	$1,505	$—	$2,370	$3,875	$5,104	$585	$2,468	$8,157
Financial Liabilities
Other	$—	$—	$9	$9	$—	$—	$—	$—
Warrants	—	—	52	52	—	—	—	—
Embedded derivatives	—	—	2,018	2,018	—	—	—	—
Total financial liabilities	$—	$—	$2,079	$2,079	$—	$—	$—	$—

The Company did not make any transfers between the levels of the fair value hierarchy during the years ended December 31, 2018 and 2019.
The following table summarizes the amortized cost and fair value of the Company’s marketable and non-marketable debt securities with a stated contractual maturity or redemption date (in millions):

	As of December 31, 2019
	Amortized Cost	Fair Value
Within one year	$408	$408
One year through five years	2,456	2,513
Total	$2,864	$2,921

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s marketable and non-marketable debt securities at fair value on a recurring basis as of December 31, 2019 (in millions):

	As of December 31, 2018				As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	—	—	—	—	233	—	—	233
U.S. government and agency securities	—	—	—	—	153	—	—	153
Corporate bonds	—	—	—	—	199	—	—	199
Non-marketable debt securities	2,305	65	—	2,370	2,309	61	—	2,370
Total	$2,305	$65	$—	$2,370	$2,894	$61	$—	$2,955

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
The Company’s Level 3 non-marketable debt securities as of December 31, 2018 and 2019 primarily consist of redeemable preferred stock investments in privately held companies without readily determinable fair values.

The Company uses a third-party valuation specialist to assist management in its determination of the fair value of its Level 3 debt securities. The fair value of these debt securities is based on valuation techniques appropriate for the nature of such investments and the information available about the investees’ valuation.
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
The guideline public company approach relies on publicly available market data of comparable companies and uses comparative valuation multiples of the investee’s revenue (actual and forecasted), and therefore, unobservable data used in this valuation technique primarily consists of short-term revenue projections.
Once the fair value of the investee is estimated, an option-pricing model (“OPM”) is employed to allocate value to various classes of securities of the investee, including the class owned by the Company. The model involves making assumptions around the investees’ expected time to liquidity and volatility.
An increase or decrease in any of the unobservable inputs in isolation, such as the security price in a significant financing transaction of the investee, could result in a material increase or decrease in the Company’s estimate of fair value. Other unobservable inputs, including short-term revenue projections, time to liquidity, and volatility are less sensitive to the valuation in the respective reporting periods, as a result of the primary weighting on the investee’s financing transactions during 2018 and 2019. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the Company’s estimate of fair value.
The following table summarizes information about the significant unobservable inputs used in the fair value measurement for the Company’s Grab investment as of December 31, 2018 and 2019:

Fair value method	Relative weighting	Key unobservable input
Financing transactions	100%	Transaction price per share	$6.16
		Volatility	48% - 54%
		Estimated time to liquidity	1.0 - 2.5 years

The Company determines realized gains or losses on the sale of equity and debt securities on a specific identification method. The Company did not recognize any other-than-temporary impairment losses during years ended December 31, 2018 and 2019.
The following table presents a reconciliation of the Company’s financial assets measured and recorded at fair value on a recurring basis as of December 31, 2019, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Debt Securities	Non-marketable Equity Securities
Balance as of December 31, 2018	$2,370	$—
Total net gains (losses)
Included in earnings	(8)	11
Included in other comprehensive income (loss)	4	—
Purchases (1)	4	56
Transfers (2)	—	31
Balance as of December 31, 2019	$2,370	$98

(1) Purchases of non–marketable equity security include warrants to purchase shares of a private company that vest as certain performance criteria are met during the period.
(2) Transfers include a non-marketable equity security that was previously measured at fair value on a non-recurring basis as of December 31, 2018 for which the Company elected to apply the fair value option during the year ended December 31, 2019. Management’s key inputs and assumptions used to determine an estimate of fair value for this investment is based on an option-pricing model and price of the underlying security in recent financing transactions.

The following table presents a rollforward of the Company’s financial liabilities measured at fair value as of December 31, 2018 and 2019 using significant unobservable inputs (Level 3), and the change in fair value recorded in other income (expense), net in the consolidated statements of operations (in millions):

	Warrants	Convertible Debt Embedded Derivative
Balance as of December 31, 2017	$125	$1,517
Vesting of share warrants	41	—
Exercise of vested share warrants	(2)	—
forfeiture of unvested share warrants	(120)	—
Change in fair value	8	501
Balance as of December 31, 2018	$52	$2,018
Vesting of share warrants	1	—
Exercise of vested share warrants	(53)	—
Change in fair value	—	(58)
Settlement of derivative liability	—	(1,960)
Balance as of December 31, 2019	$—	$—

Convertible Debt Embedded Derivative
Convertible debt embedded derivatives originated from the issuance of the 2021 convertible notes and 2022 convertible notes (collectively the “Convertible Notes”) during 2015. Refer to Note 8 - Long-Term Debt and Revolving Credit Arrangements for further information. The fair value of the embedded derivatives was computed as the difference between the estimated value of the Convertible Notes with and without the Qualified Initial Public Offering (“QIPO”) Conversion Option (“QIPO Conversion Option”). The fair value of the Convertible Notes with and without the QIPO Conversion Option was estimated utilizing a discounted cash flow model to discount the expected payoffs at various potential QIPO dates to the valuation date. The key inputs to the valuation model included the probability of a QIPO occurring at various times, which was estimated to be 100% cumulatively by 2019 and a discount yield that was derived by the credit spread based on the average of the option-adjusted spreads of comparable instruments plus risk-free rates (average of 8.3% and 6.5% for the Convertible Notes as of December 31, 2018 and 2019, respectively). Fair value measurements are highly sensitive to changes in these inputs; significant changes in these inputs would result in a significantly higher or lower fair value. No value was attributed to other embedded features as they are triggered by events with a remote probability of occurrence. Upon closing of the IPO, holders of the 2021 Convertible Notes and the 2022 Convertible Notes elected to convert all outstanding notes into 94 million shares of common stock. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for further information.
Warrant Liabilities
In February 2016, the Company issued two warrants to an investor advisor to purchase up to 205,034 shares and 820,138 shares of the Company’s Series G redeemable convertible preferred stock at an exercise price of $0.01 per share in exchange for advisory services. The warrants were liability-classified due to the contingent redemption features in the underlying preferred stock and were subject to fair value remeasurement each reporting period. The vested warrants were exercised during the first quarter of 2019, and the Company reclassified $45 million, which represents the fair value of the exercised warrants on the exercise date, to Series G redeemable convertible preferred stock. Upon closing of the IPO, the Series G redeemable convertible preferred stock were automatically converted to shares of common stock.
In connection with the sale of Uber China to Didi in August 2016, the Company committed to issue to Didi a warrant for 4 million shares of Series G redeemable convertible preferred stock at an exercise price of $0.00001 per share (the "contingent warrant"), subject to the closing of Didi’s investment. The contingent warrant was subsequently issued to Didi in February 2017 upon the closing of Didi's investment. The vesting of the contingent warrant was subject to certain restrictions on Didi, including a restriction on certain investments outside of Asia in an aggregate amount in excess of certain U.S dollar threshold (the "Significant Investment Amount") for a period of six years (a four-year initial term plus two automatic one year extensions). The warrant was to vest on a monthly basis over a four-year period from the issuance date, provided Didi has not exceeded the Significant Investment Amount. Didi exercised all its vested warrants in 2017 and the fair value of the exercised and vested shares of $37 million was included in preferred stock as of December 31, 2017. On February 5, 2018, the Company was notified by Didi that Didi closed on an investment outside of Asia in an aggregate amount in excess of the Significant Investment Amount on January 26, 2018. Accordingly, the unvested shares related to the contingent warrant were forfeited in January 2018, and the vested and exercised shares were repurchased in May 2018 for an immaterial amount. As a result of the forfeitures and repurchases, the Company recognized a gain totaling $152 million in other income (expense), net in the consolidated statements of operations during the year ended December 31, 2018.

Assets Measured at Fair Value on a Non-Recurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Non-Marketable Equity Securities
The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to its investments in Didi and an initial $50 million investment made in October 2019 in Cornershop. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for further information on the Company’s investment in Cornershop. On January 1, 2018, the Company adopted ASU 2016-01, in which the carrying value of its non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment (referred to as the measurement alternative). Any changes in carrying value is recorded within other income (expense), net in the consolidated statements of operations. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of these securities based on valuation methods, including the common stock equivalent method, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities it holds.
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held as of December 31, 2018 and 2019 based on the observable price in an orderly transaction for the same or similar security of the same issuers (in millions):

	Year Ended December 31,
	2018	2019
Upward adjustments	$1,984	$—
Downward adjustments (including impairment)	—	—
Total unrealized gain for non-marketable equity securities	$1,984	$—

There was a remeasurement event for Didi security during 2019; however, based on the selling price of newly issued shares of similar preferred stock to new investors using the common stock equivalent valuation method and adjusted for any applicable differences in conversion rights, management concluded that no adjustment was warranted.
The Company did not record any realized gains or losses for the Company’s non-marketable equity securities measured at fair value on a non-recurring basis as of December 31, 2018 and 2019.
The following table summarizes the total carrying value of the Company’s non-marketable equity securities measured at fair value on a non-recurring basis held as of December 31, 2018 and 2019 including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of December 31,
	2018	2019
Initial cost basis	$6,001	$6,075
Upward adjustments	1,984	1,984
Downward adjustments (including impairment)	—	—
Total carrying value at the end of the period	$7,985	$8,059

Note 4 - Equity Method Investments
The carrying value of the Company’s equity method investments as of December 31, 2018 and 2019 were as follows (in millions):

	As of December 31,
	2018	2019
MLU B.V. (1)	$1,234	$1,224
Mission Bay 3 & 4 (2)	78	140
Equity method investments	$1,312	$1,364
(1) Refer to Note 19 - Divestitures for further information.
(2) Refer to Note 16 - Variable Interest Entities ("VIEs") for further information.

MLU B.V. and Uber Russia/CIS Operations
During the first quarter of 2018, the Company closed a transaction that contributed the net assets of its Uber Russia/CIS operations into a newly formed private limited liability company (“MLU B.V.” or “Yandex.Taxi joint venture”), with Yandex and the Company holding ownership interests in MLU B.V. In exchange for consideration contributed, the Company received a seat on MLU B.V.’s board and a 38% equity ownership interest consisting of common stock in MLU B.V. Certain contingent equity issuances of MLU B.V. may dilute the Company’s equity ownership interest to approximately 35%. The investment was determined to be an equity method investment due to the Company’s ability to exercise significant influence over MLU B.V. The initial fair value of the Company’s equity method investment in MLU B.V. was estimated using discounted cash flows of MLU B.V. The equity ownership interest in MLU B.V. was 38% as of December 31, 2018 and 2019.
Included in the carrying value of MLU B.V. is the basis difference, net of amortization, between the original cost of the investment and the Company's proportionate share of the net assets of MLU B.V. The carrying value of the equity method investment is primarily adjusted for the Company’s share in the income or losses of MLU B.V. and amortization of basis differences. Equity method goodwill and intangible assets, net of accumulated amortization are also adjusted for currency translation adjustments representing fluctuations between the functional currency of the investee, the Ruble and the U.S. Dollar.
The table below provides the composition of the basis difference as of December 31, 2019 (in millions):

As of December 31, 2019
Equity method goodwill	$801
Intangible assets, net of accumulated amortization	118
Deferred tax liabilities	(30)
Cumulative currency translation adjustments	(93)
Basis difference	$796

The Company amortizes the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible asset is approximately 5.7 years and 4.8 years as of December 31, 2018 and 2019, respectively. Equity method goodwill is not amortized. The investment balance is reviewed for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable. As of December 31, 2018 and 2019, the Company determined that there was no impairment of its investment in MLU B.V.
Mission Bay 3 & 4
The Mission Bay 3 & 4 JV refers to Event Center Office Partners, LLC (“ECOP”), a joint venture entity established in March 2018, by Uber and two companies (“LLC Partners”) to manage the construction and operation of two office buildings owned by two ECOP wholly-owned subsidiaries. The Company contributed $136 million cash in exchange for a 45% interest in ECOP. The two LLC Partners own 45% and 10%, respectively. As of December 31, 2018, the amount of contributed cash was recorded as an equity method investment of $78 million and $58 million was recorded as a defeasance of the financing liability. The financing liability was recorded in accordance with build-to-suit accounting guidance under ASC 840 to reflect the construction costs that the LLC Partners paid on Uber's behalf. Upon the adoption of ASC 842 on January 1, 2019, the Company derecognized building asset and financing obligation liability balances associated with the construction projects as these were not build-to-suit leases under ASC 842 and reclassified the initial cash contribution of $58 million to equity method investment. As of December 31, 2019, the equity method investment for Mission Bay 3& 4 was $138 million. The equity ownership interest in ECOP was 45% as of December 31, 2018 and 2019.
Uber has significant influence over ECOP and accounts for its investment in ECOP under the equity method. Once construction is complete, at each reporting period and a quarter in arrears, the Company will adjust the carrying value of its investment to reflect its proportionate share of ECOP’s income or loss, and any impairments, with a corresponding credit or debit, respectively, to income or loss from equity method investment, net of tax in the consolidated statements of operations. In 2018, no equity earnings were recognized since the sole activity of the ECOP consisted of construction of the assets and costs incurred are capitalized. During 2019, the construction was completed and leasing activities commenced, and an immaterial amount of equity earnings was recognized during the year ended December 31, 2019. As of December 31, 2018 and 2019, the Company determined that there was no impairment of its investment in ECOP.

Note 5 - Property and Equipment, Net
The components of property and equipment, net as of December 31, 2018 and 2019 were as follows (in millions):

	As of December 31,
	2018	2019
Land	$67	$76
Building and site improvements	93	40
Leasehold improvements	315	382
Computer equipment	858	927
Leased computer equipment	288	539
Leased vehicles	34	24
Internal-use software	51	127
Furniture and fixtures	39	49
Dockless e-bikes	10	78
Construction in progress	832	863
Total	2,587	3,105
Less: Accumulated depreciation and amortization	(946)	(1,374)
Property and equipment, net	$1,641	$1,731

The Company capitalized $14 million and $76 million in internal-use software costs during the years ended December 31, 2018 and 2019, respectively, which is included in property and equipment, net on the consolidated balance sheets. Amortization of capitalized software development costs was $14 million, $12 million, and $22 million for the years ended December 31, 2017, 2018 and 2019, respectively.
Amounts in construction in progress represent buildings, leasehold improvements, assets under construction, and other assets not placed in service, and build-to-suit leases prior to the adoption of ASC 842 on January 1, 2019. Upon adoption of ASC 842, the Company derecognized build-to-suit assets from construction in progress. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for further information.
Depreciation expense relating to property and equipment was $490 million, $399 million, and $433 million for the years ended December 31, 2017, 2018 and 2019, respectively. Included in these amounts were depreciation expense for leased computer equipment in the amount of $26 million, $75 million, and $146 million for the years ended December 31, 2017, 2018 and 2019, respectively. Accumulated depreciation and amortization included $101 million and $247 million of leased computer equipment depreciation as of December 31, 2018 and 2019, respectively.
In October 2017, the Company sold real estate in the United States resulting in net sales proceeds of $175 million, inclusive of a loss on sale of $79 million.
Note 6 - Leases
The components of lease expense were as follows (in millions):

Year Ended December 31, 2019
Lease cost
Finance lease cost:
Amortization of assets	$150
Interest of lease liabilities	15
Operating lease cost	321
Short-term lease cost	28
Variable lease cost	100
Sublease income	(2)
Total lease cost	$612

Supplemental cash flow information related to leases was as follows (in millions):

Year Ended December 31, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$12
Operating cash flows from operating leases	275
Financing cash flows from financing leases	138
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$918
Finance lease liabilities	251

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

As of December 31, 2019
Operating Leases
Operating lease right-of-use assets	$1,594
Operating lease liability, current	196
Operating lease liabilities, non-current	1,523
Total operating lease liabilities	$1,719

As of December 31, 2019
Finance Leases
Property and equipment, at cost	$539
Accumulated depreciation	(247)
Property and equipment, net	$292
Other current liabilities	$165
Other long-term liabilities	143
Total finance leases liabilities	$308

As of December 31, 2019
Weighted-average remaining lease term
Operating leases	16 years
Finance leases	2 years
Weighted-average discount rate
Operating leases	7.1%
Finance leases	5.0%

Maturities of lease liabilities were as follows (in millions):

	As of December 31, 2019
	Operating Leases	Finance Leases
2020	216	176
2021	248	115
2022	283	32
2023	244	—
2024	201	—
Thereafter	2,195	—
Total undiscounted lease payments	3,387	323
Less: imputed interest	(1,668)	(15)
Total lease liabilities	$1,719	$308

As of December 31, 2019, the Company had additional operating leases and finance leases, primarily for corporate offices and servers, that have not yet commenced of $405 million and $23 million, respectively. These operating and finance leases will commence between fiscal year 2020 and fiscal year 2022 with lease terms of 1 year to 11 years.
Supplemental Information for Comparative Periods
Prior to the adoption of ASC 842, future minimum payments for noncancellable operating leases as of December 31, 2018 were as follows (in millions):

Operating Leases
2019	$263
2020	257
2021	224
2022	193
2023	163
Thereafter	1,928
Total	$3,028

Office and data center rent expense was $194 million and $221 million for the years ended December 31, 2017 and 2018, respectively.
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
In 2016, the Company and the JV Partner agreed to dissolve the JV and terminate the Company’s commitment to the lease of the Headquarters (together “the real estate transaction”) and the Company retained a 49% indirect interest in the Land (“Indirect Interest”). Under the terms of the real estate transaction, the Company obtained the rights and title to the partially constructed building, will complete the development of the two office buildings and retain a 100% ownership in the buildings. In connection with the real estate transaction, the Company also executed two 75-year land lease agreements (“Land Leases”). As of December 31, 2019, commitments under the Land Leases total $164 million until February 2032. After 2032, the annual rent amount will adjust annually based on the prevailing consumer price index.
The real estate transaction is accounted for as a financing transaction of the Company’s 49% Indirect Interest due to the Company’s continuing involvement through a purchase option on the Indirect Interest. As a financing transaction, the cash and deferred sales proceeds received from the real estate transaction are recorded as a financing obligation. As of December 31, 2019, the Company’s Indirect Interest of $65 million is included in property and equipment, net and a corresponding financing obligation of $78 million is included in other long-term liabilities. Future land lease payments of $1.7 billion will be allocated 49% to the financing obligation of the Indirect Interest and 51% to the operating lease of land.

Future minimum payments related to the financing obligations as of December 31, 2019 are summarized below (in millions):

Future Minimum Payments
Fiscal Year Ending December 31,
2020	$6
2021	6
2022	6
2023	6
2024	6
Thereafter	827
Total	$857

Note 7 – Goodwill and Intangible Assets
Goodwill
In the third quarter of 2019, the Company determined it has five operating and reportable segments: Rides, Eats, Freight, Other Bets and ATG and Other Technology Programs. The change in operating and reportable segments resulted in a reallocation of goodwill to ATG and Other Technology Programs, as the goodwill was generated from previous acquisitions specifically supporting ATG operations. Refer to Note 14 - Segment Information and Geographic Information for further information.
The following table presents the changes in the carrying value of goodwill by segment for the years ended December 31, 2018 and 2019 (in millions):

	As Previously Reported
	Core Platform	Other Bets	Rides	Eats	Freight	Other Bets	ATG and Other Technology Programs	Total Goodwill
Balance as of January 1, 2018	$39	$—	$—	$—	$—	$—	$—	$39
Acquisitions	14	100	—	—	—	—	—	114
Balance as of December 31, 2018	53	100	—	—	—	—	—	153
Reallocation due to change in segments	(53)	(100)	25	13	—	100	15	—
Acquisitions	—	—	—	—	—	—	14	14
Balance as of December 31, 2019	$—	$—	$25	$13	$—	$100	$29	$167

The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2018 and 2019 and determined that goodwill was not impaired.
Intangible Assets
The components of intangible assets, net as of December 31, 2018 and 2019 were as follows (in millions except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2018
Developed technology (1)	$90	$(20)	$70	4
Patents	15	(3)	12	9
Other	3	(3)	—	—
Intangible assets	$108	$(26)	$82

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2019
Developed technology (1)	$94	$(35)	$59	3
Patents	16	(4)	12	8
Other	3	(3)	—	—
Intangible assets	$113	$(42)	$71
(1) Developed technology intangible assets include in-process research and development (“IPR&D”), which is not subject to amortization, of $27 million and $31 million as of December 31, 2018 and 2019, respectively.
There have been no impairment charges related to intangible assets recorded in any of the periods presented in the accompanying consolidated financial statements.
Amortization expense for intangible assets subject to amortization was $7 million, $15 million, and $16 million for the years ended December 31, 2017, 2018 and 2019, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of December 31, 2019 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
2020	$12
2021	10
2022	9
2023	4
2024	1
Thereafter	4
Total	$40

Note 8 - Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates were as follows (in millions, except for percentages):

	As of December 31,
	2018	2019	Effective Interest Rate
2016 Senior Secured Term Loan	$1,124	$1,113	6.1%
2018 Senior Secured Term Loan	1,493	1,478	6.2%
2021 Convertible Notes	1,844	—	23.5%
2022 Convertible Notes	1,030	—	13.7%
2023 Senior Note	500	500	7.7%
2026 Senior Note	1,500	1,500	8.1%
2027 Senior Note	—	1,200	7.7%
Total debt	7,491	5,791
Less: unamortized discount and issuance costs	(595)	(57)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$6,869	$5,707

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
The 2016 Senior Secured Term Loan is guaranteed by certain material domestic restricted subsidiaries of the Company. The 2016 Senior Secured Term Loan agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes, as well as certain financial covenants specified in the contractual agreement. The Company was in compliance with all covenants as of December 31, 2019. The credit agreement also contains customary events of default. The loan is secured by certain intellectual property of the Company and equity of certain material foreign subsidiaries. The 2016 Senior Secured Term Loan also contains restrictions on the payment of dividends.
2018 Senior Secured Term Loan
In April 2018, the Company entered into a secured term loan agreement with a syndicate of lenders to issue secured floating-rate term loans totaling $1.5 billion in proceeds, net of debt discount of $8 million and debt issuance costs of $15 million, with a maturity date of April 2025 (the “2018 Senior Secured Term Loan”). The 2018 Senior Secured Term Loan was issued on a pari passu basis with the existing 2016 Senior Secured Term Loan. The debt discount and debt issuance costs are amortized to interest expense at an effective interest rate of 6.2%. The 2018 Senior Secured Term Loan is guaranteed by certain material domestic restricted subsidiaries of the Company. The 2018 Senior Secured Term Loan agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes, as well as certain financial covenants specified in the contractual agreement. The Company was in compliance with all covenants as of December 31, 2019. The credit agreement also contains customary events of default. The loan is secured by certain intellectual property of the Company and equity of certain material foreign subsidiaries.
The fair values of the Company’s 2016 Senior Secured Term Loan and 2018 Senior Secured Term Loan were $1.1 billion and $1.5 billion, respectively, as of December 31, 2019 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
On May 14, 2019, the Company closed its IPO and the holders of 2021 and 2022 Convertible Notes elected to convert the outstanding notes into common stock. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for further information. The 2021 and 2022 Convertible Notes also contained other embedded features, such as conversion options that were exercisable upon the occurrence of various contingencies. The conversion options for the 2021 Convertible Notes involved a discount to the conversion price, which ranged from 18.0% to 30.5% increasing with the passage of time. The conversion options for the 2022 Convertible Notes involved a discount to the conversion price, which ranged from 8.1% to 44.5% increasing with the passage of time. All of the embedded features were analyzed to determine whether they should be bifurcated and separately accounted for as a derivative. Pursuant to such analysis, the Company valued and bifurcated the QIPO Conversion Option, which enabled the holders to convert their 2021 and 2022 Convertible Notes to the shares offered in a QIPO at a predefined discount from the public offering price, and recorded its initial fair value of $1.1 billion and $312 million, respectively, as a discount on the 2021 and 2022 Convertible Notes face amount. The debt discount for the 2021 and 2022 Convertible Notes was amortized to interest expense at an effective interest rate of 23.5% and 13.7%, respectively. The Company was amortizing the discount over the period until the initial maturity date of the respective notes.

The fair value of the QIPO Conversion Option was determined in accordance with the methodology described in Note 3 - Investments and Fair Value Measurement, and the changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations. The Company recorded $89 million and $434 million of expense for the years ended December 31, 2017 and 2018, respectively, and $20 million of the income for the year ended December 31, 2019, related to the change in the fair value of the 2021 Convertible Notes embedded derivative liability, which was included in total other income (expense), net in the consolidated statements of operations. The Company recorded $84 million and $67 million of expense for the years ended December 31, 2017 and 2018, respectively, and $38 million of income for the year ended December 31, 2019, related to the change in the fair value of the 2022 Convertible Notes embedded derivative liability, which was included in total other income (expense), net in the consolidated statements of operations. No value was attributed to other embedded features as they are triggered by events with a remote probability of occurrence. The agreements contained customary covenants that restricted the Company’s ability to, among other things, declare dividends or make certain distributions.
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
The 2023, 2026 and 2027 Senior Notes are guaranteed by certain material domestic restricted subsidiaries of the Company. The indentures governing the 2023, 2026 and 2027 Senior Notes contain customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the contractual agreements. The Company was in compliance with all covenants as of December 31, 2019.
The fair values of the Company’s 2023, 2026 and 2027 Senior Notes were $523 million, $1.6 billion, and $1.2 billion, respectively, as of December 31, 2019 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
The future principal payments for the Company’s long-term debt as of December 31, 2019 is summarized as follows (in millions):

Future Minimum Payments
Year Ending December 31,
2020	$27
2021	27
2022	27
2023	1,593
2024	15
Thereafter	4,102
Total	$5,791

The following table presents the amount of interest expense recognized relating to the contractual interest coupon, amortization of the debt discount and issuance costs, and the IRR payout with respect to the Senior Secured Term Loan, the Convertible Notes, and the Senior Notes for the years ended December 31, 2017, 2018 and 2019 (in millions):

	Year Ended December 31,
	2017	2018	2019
Contractual interest coupon	$127	$231	$439
Amortization of debt discount and issuance costs	244	318	82
8% IRR payout	52	61	26
Total interest expense from long-term debt	$423	$610	$547

Revolving Credit Arrangements
The Company has a revolving credit agreement initially entered in 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). In conjunction with the Company’s entry into the 2016 Senior Secured Term Loan, the revolving credit facility agreements were amended to include as collateral the same intellectual property of the Company and the same equity of certain material foreign subsidiaries that were pledged as collateral under the 2016 Senior Secured Term Loan. The credit facility may be guaranteed by certain material domestic restricted subsidiaries of the Company based on certain conditions. The credit agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as certain financial covenants specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of December 31, 2019, there was no balance outstanding on the Revolving Credit Facility.
Letters of Credit
The Company’s insurance subsidiary maintains agreements for letters of credit to guarantee the performance of insurance related obligations that are collateralized by cash or investments of the subsidiary. For purposes of securing obligations related to leases and other contractual obligations, the Company also maintains an agreement for letters of credit, which is collateralized by the Company’s Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2018 and 2019, the Company had letters of credit outstanding of $470 million and $570 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $166 million and $213 million, respectively.
Note 9 - Assets and Liabilities Held for Sale
Lion City Rentals
During 2018, the Company started exploring strategic options for the sale of Lion City Rentals Pte. Ltd. (“LCR”), a wholly-owned vehicle solutions subsidiary of the Company based in Singapore and concluded that LCR met all of the held for sale criteria as of December 31, 2018.
In January 2019, an agreement was executed with Waydrive Holdings Pte. Ltd. (“Waydrive”) to purchase the LCR business, specifically 100% of the equity interests of LCR and its subsidiary LCRF Pte. Ltd. (“LCRF”). The fair value of consideration received included $310 million of cash for the assets and liabilities of LCR and LCRF and up to $33 million of contingent consideration receivable for certain VAT receivables and receivables from certain commercial counterparties. These contingent consideration receivables are included in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2019. The resulting gain on disposal was not material to the Company. The transaction closed on January 25, 2019.
During the years ended December 31, 2017 and 2018, the Company recognized an impairment loss in general and administrative expenses of $57 million and $197 million, respectively, in the consolidated statement of operations to adjust the fair value of the assets and liabilities, primarily as a result of the passage of time and the reduction in fair value of vehicles held for sale.
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

Note 10 - Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2018 and 2019 were as follows (in millions):

	As of December 31,
	2018	2019
Prepaid expenses	$265	$571
Other receivables	416	428
Other	179	300
Prepaid expenses and other current assets	$860	$1,299

Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2018 and 2019 were as follows (in millions):

	As of December 31,
	2018	2019
Accrued legal, regulatory and non-income taxes	$1,134	$1,539
Accrued Drivers and Restaurants liability	459	369
Accrued professional and contractor services	298	352
Accrued compensation and employee benefits	261	403
Accrued marketing expenses	152	114
Other accrued expenses	160	361
Income and other tax liabilities	157	194
Government and airport fees payable	104	162
Short-term capital and finance lease obligation for computer equipment	110	165
Short-term deferred revenue	65	76
Accrued interest on long-term debt	61	93
Other	196	222
Accrued and other current liabilities	$3,157	$4,050

Other Long-Term Liabilities
Other long-term liabilities as of December 31, 2018 and 2019 were as follows (in millions):

	As of December 31,
	2018	2019
Convertible debt embedded derivatives	$2,018	$—
Deferred tax liabilities	1,072	1,027
Financing obligation	436	78
Income tax payable	80	70
Other	466	237
Other long-term liabilities	$4,072	$1,412

Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2017, 2018 and 2019 were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2016	$1	$—	$1
Other comprehensive income (loss) before reclassifications	(4)	—	(4)
Other comprehensive income (loss)	(4)	—	(4)
Balance as of December 31, 2017	$(3)	$—	$(3)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2017	$(3)	$—	$(3)
Other comprehensive income (loss) before reclassifications	(225)	40	(185)
Other comprehensive income (loss)	(225)	40	(185)
Balance as of December 31, 2018	$(228)	$40	$(188)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2018	$(228)	$40	$(188)
Other comprehensive income (loss) before reclassifications	(3)	4	1
Other comprehensive income (loss)	(3)	4	1
Balance as of December 31, 2019	$(231)	$44	$(187)

Other Income (Expense), Net
The components of other income (expense), net, for the years ended December 31, 2017, 2018 and 2019 were as follows (in millions):

	Year Ended December 31,
	2017	2018	2019
Interest income	$71	$104	$234
Foreign currency exchange gains (losses), net	42	(45)	(40)
Gain on business divestitures (1)	—	3,214	—
Gain (loss) on debt and equity securities, net (2)	—	1,996	2
Change in fair value of embedded derivatives	(173)	(501)	58
Gain on extinguishment of convertible notes and settlement of derivatives	—	—	444
Other	44	225	24
Other income (expense), net	$(16)	$4,993	$722
(1) During the year ended December 31, 2018, gain on business divestitures primarily included a $2.2 billion gain on the sale of the Company’s Southeast Asia operations to Grab and a $954 million gain on the disposal of the Company’s Uber Russia and the Commonwealth of Independent States (“Russia/CIS”) operations recognized in the first quarter of 2018. On March 25, 2018, two wholly-owned subsidiaries of the Company signed and completed an agreement with Grab pursuant to which Grab hired employees and acquired certain assets of the Company in the region, including Rider, Drivers, and Eater contracts in Southeast Asia. The net assets contributed by the Company were not material. In exchange, the Company received shares of Grab Series G preferred stock which were recorded at fair value as additional sale consideration. Refer to Note 4 - Equity Method Investments for more information on the disposal of the Company's Uber Russia/CIS operations.
(2) During the year ended December 31, 2018, gain (loss) on debt and equity securities, net represented a $2.0 billion unrealized gain on the Company’s non-marketable equity securities related to Didi recognized in the first quarter of 2018. Refer to Note 3 - Investments and Fair Value Measurement for further information.
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
SoftBank
In November 2017, SoftBank Group Corp. ("SoftBank") led a consortium to seek a stake in the Company by directly investing between $1.0 billion to $1.3 billion via purchase of the Company's Series G-1 preferred stock at $48.77 per share and a tender offer to purchase shares of any type or class at $32.97 per share from existing stockholders and employees. The direct investment was contingent on a minimum number of shares to be sold in the tender offer. In January 2018, the transaction closed and the consortium purchased 25.6 million Series G-1 shares from the Company for total proceeds of $1.3 billion and 242.8 million common stock and preferred stock shares from existing stockholders resulting in an ownership interest of approximately 20% of the outstanding equity of the Company (the "SoftBank Investment"). The price of the transaction with existing shareholders was not in excess of fair value, and therefore no compensation expense nor increase in accumulated deficit was recognized.
Contemporaneous with the closing of the transaction, certain governance changes of the Company were enacted. All shares of Class B common stock were converted into Class A common stock, and Series Seed, Series A and Series B preferred stock shares became convertible into Class A common stock.
Redeemable Convertible Preferred Stock
Upon closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock.
As of December 31, 2018, there were warrants to purchase 150,071 shares of Series E redeemable convertible preferred stock and 922,655 shares of Series G redeemable convertible preferred stock outstanding. During 2019, the warrant to purchase Series G redeemable convertible preferred stock was exercised in full and the fair value of the warrant was reclassified to redeemable convertible preferred stock. Also during 2019, the warrant to purchase Series E redeemable convertible preferred stock was exercised and automatically converted to shares of common stock as a result of the IPO.
The following table summarizes the redeemable convertible preferred stock outstanding immediately prior to the conversion into common stock, and the rights and preferences of the Company’s respective series preceding the Company’s IPO in May 2019 (in millions, except share amounts which are reflected in thousands and per share amounts):

Series	Shares Authorized	Shares Issued and Outstanding	Per Share Liquidation Preference	Aggregate Liquidation Preference	Per Share Dividend Per Annum	Per Share Initial Conversion Price	Carrying Value, Net of Issuance Costs
Seed	174,030	152,591	$0.00906	$1	$0.00073	$0.00906	$1
A	152,053	150,427	0.09248	14	0.00584	0.07303	11
B	123,646	122,721	0.35448	44	0.02836	0.35448	43
C-1	76,551	76,551	4.45438	341	0.28508	3.56350	273
C-2	31,004	31,004	3.56350	110	0.22806	2.85080	62
C-3	842	842	4.45438	4	0.28508	3.56350	3
D	87,193	82,443	15.51305	1,279	1.24105	15.51305	1,291
E	84,504	84,140	33.31758	2,803	2.66540	33.31758	2,793
F	25,228	21,262	39.63858	843	3.17109	39.63858	842
G	150,188	140,619	48.77223	6,858	3.90178	48.77223	6,858
G-1	35,881	35,881	48.77223	1,750	3.90178	48.77223	1,750
G-2	5,126	5,126	48.77223	250	3.90178	48.77223	250
	946,246	903,607		$14,297			$14,177

Preferred Stock
After conversion of the above mentioned redeemable convertible preferred stock into common stock upon closing of the Company’s IPO, the Company’s board of directors was granted the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of December 31, 2019, there was no preferred stock issued and outstanding.
Common Stock
As of December 31, 2019, the Company has authority to issue 5.0 billion shares of common stock with a par value of $0.00001 per share. Holders of common stock are entitled to dividends when and if declared by the Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2019, no dividends have been declared. As of December 31, 2019, there were 1.7 billion shares of common stock issued and outstanding.
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
The following table summarizes the activity related to the Company’s restricted common stock for the year ended December 31, 2019. For purposes of this table, vested restricted common stock represents the shares for which the service condition had been fulfilled as of December 31, 2019 (in thousands, except per share amounts):

	Number of Shares	Weighted-average Grant-Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	898	$34.81
Granted	—	$—
Vested	(621)	$34.84
Canceled and forfeited	(66)	$34.59
Unvested restricted common stock as of December 31, 2019	211	$34.73

Equity Incentive Plans
The Company maintains three equity incentive plans: the 2019 Equity Incentive Plan (“2019 Plan”), the 2013 Equity Incentive Plan (“2013 Plan”) and the 2010 Stock Plan (“2010 Plan” and collectively, “Plans”). The 2013 Plan serves as the successor to the 2010 Plan and provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), SARs, restricted stock and RSUs to employees, consultants and advisors of the Company.
In January 2019, the Company’s board of directors approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance by 85 million shares, for a total of 293 million shares reserved.
In March 2019, the Company’s board of directors adopted the 2019 Plan. The 2019 Plan was approved in April 2019 with 130 million shares of common stock reserved for future issuance. The 2019 Plan became effective on May 9, 2019 the date of the underwriting agreement between the Company and the underwriters for the IPO. The 2019 Plan is the successor to the 2013 Plan. The number of shares of the Company’s common stock available for issuance under the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029 by the lesser of (a) 5% of the total number of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) such number of shares determined by the Company’s board of directors. Pursuant to the automatic increase feature of the 2019 Plan, the Company's board of directors approved an increase of 86 million shares reserved for issuance effective January 1, 2020.
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
Stock Option and SAR Activity
A summary of stock option and SAR activity for the year ended December 31, 2019 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2018	758	42,936	$9.22	5.74	$1,456
Granted	86	250	$43.00
Exercised	(417)	(6,884)	$2.85
Canceled and forfeited	(36)	(1,462)	$33.29
Expired	(54)	(39)	$26.49
As of December 31, 2019	337	34,801	$9.79	4.75	$746
Vested and expected to vest as of December 31, 2019	203	29,585	$4.97	4.49	$745
Exercisable as of December 31, 2019	203	29,585	$4.97	4.49	$745
The total intrinsic value of stock options and SARs exercised for the years ended December 31, 2017, 2018 and 2019, was $112 million, $392 million and $202 million, respectively.
RSU Activity
The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2019. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of December 31, 2019 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2018	75,835	$37.20
Granted	62,830	$41.55
Vested	(36,034)	$37.87
Canceled and forfeited	(17,888)	$40.53
Unvested and outstanding as of December 31, 2019	84,743	$39.82

The total fair value of RSUs vested for the years ended December 31, 2017, 2018 and 2019 was $486 million, $967 million, and $1.4 billion, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the years ended December 31, 2017, 2018 and 2019 (in millions):

	Year Ended December 31,
	2017	2018	2019
Operations and support	$30	$15	$454
Sales and marketing	9	9	242
Research and development	25	65	2,958
General and administrative	73	83	942
Total	$137	$172	$4,596

Through May 9, 2019, no stock-based compensation expense had been recognized for certain awards with a performance condition based on the occurrence of a qualifying event (such as an IPO), as such qualifying event was not probable. Upon the Company's IPO, the performance condition was met and $3.6 billion of stock-based compensation expense was recognized related to these awards. Shares were then issued related to the vesting of the RSUs with such performance-based vesting conditions. To meet the related tax withholding requirements, the Company withheld 29 million of the 76 million shares of common stock issued. The 29 million shares of common stock withheld for taxes were returned to the shares reserved for future issuance under the Company’s 2019 Plan. Based on the IPO public offering price of $45.00 per share, the tax withholding obligation was $1.3 billion. For additional information related to the Company’s IPO, refer to Note 1 - Description of Business and Summary of Significant Accounting Policies.
During the years ended December 31, 2017, 2018 and 2019, the Company modified the terms of stock-based awards for certain employees upon their termination or change in employment status. The Company recorded incremental stock-based compensation cost in relation to the modification of stock-based awards of $69 million and $56 million for the years ended December 31, 2017 and 2018, respectively. Incremental stock-based compensation cost in relation to the modification of stock-based awards was not material for the year ended December 31, 2019.
As of December 31, 2019, there was $2.1 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.45 years. Stock-based compensation expense capitalized as internally developed software costs was not material for the years ended December 31, 2017 or 2018 and $61 million for the year ended December 31, 2019.
The tax benefits recognized in the consolidated statements of operations for stock-based compensation arrangements were not material during the years ended December 31, 2017, 2018 and 2019, respectively.
The weighted-average fair values of common stock and redeemable convertible preferred stock warrants granted to non-employee service providers and others in the years ended December 31, 2017 and 2018 were $43.14 and $47.20, respectively, for shares vested or expected to vest. No redeemable convertible preferred stock warrants were granted in 2019. The total grant-date fair value of warrants vested to non-employee service providers and others in the years ended December 31, 2017 and 2018 was $91 million and $4 million, respectively. The fair value of warrants granted during 2017 and 2018 was determined using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. During 2019, warrants vested were not material and no warrants were granted.

	Year Ended December 31,
	2017	2018
Contractual term (in years)	2.1	1.6
Risk-free interest rate	1.8%	2.5%
Expected volatility	28.3%	34.7%
Expected dividend yield	—%	—%

The weighted-average grant-date fair values of stock options and SARs granted to employees in the years ended December 31, 2017, 2018 and 2019 were $18.65, $12.94 and $19.91 per share, respectively. The fair value of stock options and SARs granted was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2018	2019
Expected term (in years)	8.5	6.0	6.0
Risk-free interest rate	2.0%	2.8%	2.2%
Expected volatility	35.9%	32.9%	33.9%
Expected dividend yield	—%	—%	—%

The weighted-average grant-date fair values of Performance Awards with market-based targets in the years ended December 31, 2017, 2018 and 2019 were $18.96, $14.77 and $18.20 per share, respectively. The weighted-average derived service periods for Performance Awards with market-based targets in the years ended December 31, 2017, 2018 and 2019 were 3.35, 3.31, and 2.12 years, respectively. The fair value of Performance Awards with market-based targets granted was determined using a Monte Carlo model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2018	2019
Risk-free interest rate	2.1%	2.8%	2.7%
Expected volatility	40.0%	36.9%	39.0%
Expected dividend yield	—%	—%	—%

Share Repurchases
The following table represents a summary of common stock repurchased in connection with discrete arrangements with selected current and former employees during the years ended December 31, 2017 and 2018. The common stock shares repurchased for the year ended December 31, 2019 were not material.

	Year Ended December 31,
(In millions, except share amounts which are reflected in thousands, and per share amounts)	2017	2018
Common stock shares repurchased	3,765	286
Common stock repurchase cost	$142	$11
Fair value of repurchase recorded as an increase in accumulated deficit	$32	$13
Excess of fair value recorded as stock-based compensation	$13	$1
Price range per common stock share	$ 5.00 - $ 41.65	$ 36.58 - $ 41.65

2019 Employee Stock Purchase Plan
In March 2019, the Company’s board of directors adopted the Company’s ESPP, and in April 2019, the Company’s stockholders approved the ESPP. The stock-based compensation expense recognized for the ESPP was not material during the year ended December 31, 2019. The ESPP became effective on May 9, 2019, the date of the underwriting agreement between the Company and the underwriters for the IPO. There are 25 million shares of common stock reserved for issuance under the ESPP. The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on January 1 of each year, beginning in 2020 and continuing through 2029, by the lesser of (a) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) 25,000,000 shares. However, the Company’s board of directors or compensation committee may reduce the amount of the increase in any particular year.
As of December 31, 2019, 2 million shares of common stock were purchased under the ESPP at a weighted-average price of $23.83 per share, resulting in cash proceeds of $49 million. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s ESPP. As of December 31, 2019, total unrecognized compensation cost related to the ESPP was $43 million, which will be amortized over a period of 0.8 year. As of December 31, 2019, 23 million shares of the Company's common stock were reserved for future grants under the Company’s ESPP.

Note 12 - Income Taxes
The U.S. and foreign components of income (loss) before provision for (benefit from) income taxes for the years ended December 31, 2017, 2018 and 2019 are as follows (in millions):

	Year Ended December 31,
	2017	2018	2019
U.S.	$(3,201)	$(2,726)	$(4,926)
Foreign	(1,374)	4,038	(3,507)
Income (loss) before income taxes and loss from equity method investment	$(4,575)	$1,312	$(8,433)

The components of the provision for (benefit from) income taxes for the years ended December 31, 2017, 2018 and 2019 are as follows (in millions):

	Year Ended December 31,
	2017	2018	2019
Current
Federal	$—	$13	$1
State	—	15	—
Foreign	220	220	132
Total current tax expense	$220	$248	$133
Deferred
Federal	(728)	(159)	(77)
State	(5)	7	8
Foreign	(29)	187	(19)
Total deferred tax expense (benefit)	(762)	35	(88)
Total provision for (benefit from) income taxes	$(542)	$283	$45

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2017, 2018 and 2019:

	Year Ended December 31,
	2017	2018	2019
Federal statutory income tax rate	35.0%	21.0%	21.0%
State income tax expense	0.2	1.7	(0.1)
Foreign rate differential	(14.4)	29.6	(3.8)
Foreign rate differential - gain on divestiture (1)	—	(83.1)	—
Non-deductible expenses	(1.2)	0.8	(1.3)
Stock-based compensation	(0.2)	(2.6)	1.2
Interest on convertible notes	(2.8)	15.1	(0.3)
Gain on convertible notes	—	—	1.1
Federal research and development credits	2.0	(7.2)	3.1
Deferred tax on foreign investments (2)	—	51.4	—
Entity restructuring (3)	—	(20.0)	92.3
Change in unrecognized tax benefits	(0.9)	9.9	(17.0)
Valuation allowance	(21.8)	4.9	(97.3)
Impact of the Tax Act	15.8	—	—
Global Intangible Low-taxed Income	—	—	(1.6)
Other interest	—	—	1.8
Other, net	0.1	0.1	0.4
Effective income tax rate	11.8%	21.6%	(0.5)%
(1) The 2018 rate impact for “Foreign rate differential – gain on divestiture” was primarily driven by the gains on divestitures reported by subsidiaries in jurisdictions with statutory tax rates lower than the U.S. federal tax rate.
(2) The 2018 rate impact for “Deferred tax on foreign investments” was related to the following: a) deferred U.S. tax impact of income inclusion related to the gain on the eventual disposition of the shares underlying the Company’s investment in Didi and Grab, and b) deferred China tax impact on the eventual disposition of the shares underlying the Company’s investment in Didi.
(3) The 2018 rate impact for “Entity restructuring” was related to a transaction that resulted in the repatriation of assets from a foreign subsidiary to a domestic subsidiary. As a result of the repatriation, the deferred tax assets were recalculated at the U.S. statutory tax rate, resulting in a total deferred tax benefit of $275 million. The rate differential between the foreign subsidiary and the United States resulted in this deferred tax benefit.
The 2019 rate impact for “Entity restructuring” is related to a series of transactions resulting in changes to the Company’s international legal structure, including a redomiciliation of a subsidiary to the Netherlands and a transfer of certain intellectual property rights among wholly owned subsidiaries, primarily to align its evolving operations. The redomiciliation resulted in a step-up in the tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets in an amount of $6.4 billion, net of a reserve for uncertain tax positions of $1.4 billion (refer to the 2019 rate impact for “Change in unrecognized tax benefits”). Based on available objective evidence, management believes it is not more-likely-than-not that these additional foreign deferred tax assets will be realizable as of December 31, 2019 and, therefore, are offset by a full valuation allowance (refer to the 2019 rate impact for “Valuation allowance”) to the extent not offset by reserves for uncertain tax positions. The corresponding deferred tax asset and valuation allowance balance are included in the “Fixed assets and intangible assets” and “Valuation allowance” lines, respectively, in the table below.

The components of deferred tax assets and liabilities as of December 31, 2018 and 2019 are as follows (in millions):

	As of December 31,
	2018	2019
Deferred tax assets
Net operating loss carryforwards	$1,147	$2,789
Research and development credits	285	587
Stock-based compensation	24	241
Accruals and reserves	226	197
Accrued legal	102	65
Fixed assets and intangible assets	435	6,361
Investment in partnership	—	331
Lease liability	—	438
Other	22	221
Total deferred tax assets	2,241	11,230
Less: Valuation allowance	(1,294)	(9,855)
Total deferred tax assets, net of valuation allowance	947	1,375
Deferred tax liabilities
Indefinite lived deferred tax liability (1)	1,986	1,984
ROU assets	—	366
Other	3	2
Total deferred tax liabilities	1,989	2,352
Net deferred tax liabilities	$1,042	$977
(1) The $2.0 billion indefinite-lived deferred tax liability represents the deferred U.S. and foreign income tax expense, which will be incurred upon the eventual disposition of the shares underlying the Company’s investments in Didi and Grab. The current year tax expense and any subsequent changes in the recognition or measurement of this deferred tax liability will be recorded in continuing operations.
Based on available evidence, management believes it is not more-likely-than-not that the net U.S., India, and Netherlands deferred tax assets will be fully realizable. In these jurisdictions, the Company has recorded a valuation allowance against net deferred tax assets. The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed. The Company had a valuation allowance against net deferred tax assets of $1.3 billion and $9.9 billion as of December 31, 2018 and 2019, respectively. For the year ended December 31, 2019, the increase in valuation allowance was primarily attributable to a step-up in the tax basis of intellectual property rights, an increase in U.S. federal, state and Netherlands deferred tax assets resulting from the loss from operations, and tax credits generated during the year.
The indefinite carryforward period for net operating losses ("NOLs") means that indefinite-lived deferred tax liabilities can be considered as support for realization of deferred tax assets including post December 31, 2017 net operating loss carryovers, which can affect the need to record or maintain a valuation allowance for deferred tax assets. At December 31, 2018 and 2019, the Company realized approximately $920 million and $979 million, respectively, of its U.S. federal and state deferred tax assets as a result of its indefinite-lived deferred tax liabilities being used as a source of income.
As of December 31, 2019, the Company had U.S. federal NOL carryforwards of $2.9 billion that begin to expire in 2031 and $5.9 billion that have an unlimited carryover period. As of December 31, 2019, the Company had U.S. state NOL carryforwards of $7.3 billion that begin to expire in 2020 and $1.0 billion that have an unlimited carryover period. As of December 31, 2019, the Company had foreign NOL carryforwards of $2.6 billion that begin to expire in 2024 and $77 million that have an unlimited carryover period.
The Company also had U.S. federal research tax credit carryforwards of $490 million that begin to expire in 2031. The Company had state research tax credit carryforwards of $10 million that begin to expire in 2033 and $262 million that have an unlimited carryover period.
In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of the

Company’s historical ownership changes was completed through December 31, 2019. Based on the analysis, the Company does not anticipate a current limitation on the tax attributes.
The following table reflects changes in gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2017	2018	2019
Unrecognized tax benefits at beginning of year	$179	$221	$394
Gross increases - current year tax positions	52	57	1,566
Gross increases - prior year tax positions	44	128	16
Gross decreases - prior year tax positions	(54)	(12)	(36)
Gross decreases - settlements with tax authorities	—	—	(143)
Unrecognized tax benefits at end of year	$221	$394	$1,797

As of December 31, 2019, approximately $68 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $1.7 billion of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
During 2019, the Company settled the IRS audit for the tax years 2013 and 2014. The settlement resulted in a reduction of unrecognized tax benefits of $123 million, which did not affect the effective tax rate, as these unrecognized tax benefits decreased deferred tax assets that were subject to a full valuation allowance.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. The amount of interest and penalties accrued as of December 31, 2018 and 2019 was $17 million and $10 million, respectively.
Although the timing of the resolution and/or closure of audits is highly uncertain, the Company does not expect any material changes to its unrecognized tax benefits within the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company is currently under various state and other foreign income tax examinations. The Company believes that adequate amounts have been reserved in these jurisdictions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state or foreign tax authorities to the extent utilized in a future period.
As of December 31, 2019, the open tax years for the Company’s major tax jurisdictions are as follows:

Jurisdiction	Tax Years
U.S. Federal	2011 - 2019
U.S. States	2010 - 2019
Brazil	2014 - 2019
Netherlands	2013 - 2019
United Kingdom	2014 - 2019
Australia	2015 - 2019
India	2012 - 2019

In 2019, the Company reevaluated its indefinite reinvestment assertion with regards to accumulated foreign earnings of certain foreign subsidiaries and concluded that it intends to indefinitely reinvest approximately $250 million. The amount of potential unrecognized deferred tax liability with respect to such unremitted earnings is not material. Due to the one-time transition tax and the imposition of the GILTI provisions, all previously unremitted earnings will no longer be subject to U.S. federal income tax; however, there could be U.S. state and/or foreign withholding taxes upon distribution of such unremitted earnings.
Note 13 - Net Income (Loss) Per Share
During the year ended December 31, 2017, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

On January 18, 2018, the Company converted 390 million shares of its Class B common stock into Class A common stock under the conditions of the SoftBank Investment, thereby increasing the total number of Class A common stock outstanding to 450 million shares and resulting in only one class of common stock.
On May 14, 2019, the Company completed its IPO, in which it issued and sold 180 million shares of its common stock at a price of $45.00 per share. On that date, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock, and the holders of the 2021 Convertible Notes and the 2022 Convertible Notes elected to convert the outstanding notes into common stock, resulting in the issuance of 94 million shares of common stock. These shares were included in the Company’s issued and outstanding common stock starting on that date. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for further information.
The Company takes into account the effect on consolidated net income (loss) per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2017, 2018 and 2019 (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Year Ended December 31,
	2017	2018	2019
Basic net income (loss) per share:
Numerator
Net income (loss) including non-controlling interests	$(4,033)	$987	$(8,512)
Less: net income (loss) attributable to non-controlling interests, net of tax	—	10	6
Less: noncumulative dividends to preferred stockholders	—	(997)	—
Net income (loss) attributable to common stockholders	$(4,033)	$—	$(8,506)
Denominator
Basic weighted-average common stock outstanding	426,360	443,368	1,248,353
Basic net income (loss) per share attributable to common stockholders (1)	$(9.46)	$—	$(6.81)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(4,033)	$—	$(8,506)
Add: Change in fair value of MLU B.V. put/call feature	—	(12)	—
Add: noncumulative dividends to preferred stockholders	—	12	—
Diluted net income (loss) attributable to common stockholders	$(4,033)	$—	$(8,506)
Denominator
Number of shares used in basic net income (loss) per share computation	426,360	443,368	1,248,353
Weighted-average effect of potentially dilutive securities:
Common stock subject to a put/call feature	—	407	—
Stock options	—	33,528	—
RSUs to settle fixed monetary awards		1,073	—
Other	—	623	—
Diluted weighted-average common stock outstanding	426,360	478,999	1,248,353
Diluted net income (loss) per share attributable to common stockholders (1)	$(9.46)	$—	$(6.81)

(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
Since the Company was in a loss position for the years ended December 31, 2017 and 2019, basic net loss per share was the same as diluted net income per share for the periods presented. For the year ended December 31, 2018, all net income was allocated to noncumulative dividends on preferred stock, therefore basic net income per share was the same as diluted net income per share.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Year Ended December 31,
	2017	2018	2019
Redeemable convertible preferred stock	863,305	903,607	—
Convertible notes	196,398	200,595	—
RSUs	87,101	137,426	85,058
Stock options	50,304	8,776	34,800
Restricted common stock with performance condition	888	1,758	—
Common stock subject to repurchase	12,266	1,695	210
Warrants to purchase redeemable convertible preferred stock	4,449	1,073	—
SARs	705	758	—
RSUs to settle fixed monetary awards	2,712	559	283
Shares committed under ESPP	—	—	5,490
Warrants to purchase common stock	280	100	123
Total	1,218,408	1,256,347	125,964

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

Rides
The Rides products connect consumers with Rides Drivers who provide rides in a variety of vehicles, such as cars, auto rickshaws, motorbikes, minibuses, or taxis. Rides also includes activity related to our Uber for Business ("U4B"), Financial Partnerships, and Vehicle Solutions offerings.

Eats	The Eats offering allows consumers to search for and discover local restaurants, order a meal, and either pick-up at the restaurant or have the meal delivered.

Freight	Freight connects carriers with shippers on the Company’s platform, and gives carriers upfront, transparent pricing and the ability to book a shipment.

Other Bets
The Other Bets segment consists of multiple investment stage offerings. The largest investment within the segment is the Company’s New Mobility offering that refers to products that provide consumers with access to rides through a variety of modes, including dockless e-bikes and e-scooters. It also includes Transit, UberWorks and the Company’s Platform Incubator group.

ATG and Other Technology Programs	The ATG and Other Technology Programs segment is responsible for the development and commercialization of autonomous vehicle and ridesharing technologies, as well as Uber Elevate.
For information about how the Company’s reportable segments derive revenue, refer to Note 2 - Revenue.
The Company’s segment operating performance measure is segment adjusted EBITDA. The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment. The Company’s segment adjusted EBITDA measures replace what was previously reported as contribution profit (loss) and maintain the same definition. Previously reported Core Platform contribution profit (loss) is the sum of Rides adjusted EBITDA and Eats adjusted EBITDA, and previously reported Other Bets contribution profit (loss) is the sum of Freight adjusted EBITDA and Other Bets adjusted EBITDA. Segment adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, operations and support, sales and marketing, and general and administrative and research and development expenses associated with the Company’s segments. Segment adjusted EBITDA also excludes any non-cash items, certain transactions that are not indicative of ongoing segment operating performance and / or items that management does not believe are reflective of the Company’s ongoing core operations (as shown in the table below).

The following table provides information about the Company’s segments and a reconciliation of the total segment adjusted EBITDA to loss from operations for the years ended December 31, 2017, 2018 and 2019 (in millions):

	Year Ended December 31,
	2017	2018	2019
Segment adjusted EBITDA:
Rides	$388	$1,541	$2,071
Eats	(355)	(601)	(1,372)
Freight	(39)	(102)	(217)
Other Bets	(1)	(50)	(251)
ATG and Other Technology Programs	(543)	(537)	(499)
Total segment adjusted EBITDA	(550)	251	(268)
Reconciling items:
Corporate G&A and Platform R&D (1), (2)	(1,611)	(1,971)	(2,457)
Depreciation and amortization	(510)	(426)	(472)
Stock-based compensation expense	(137)	(172)	(4,596)
Legal, tax, and regulatory reserve changes and settlements	(440)	(340)	(353)
Driver appreciation award	—	—	(299)
Payroll tax on IPO stock-based compensation	—	—	(86)
Asset impairment/loss on sale of assets	(340)	(237)	(8)
Acquisition and financing related expenses	(4)	(15)	—
Gain (loss) on restructuring of lease arrangement	(7)	4	—
Impact of 2018 Divested Operations (1), (3)	(481)	(127)	—
Restructuring charges	—	—	(57)
Loss from operations	$(4,080)	$(3,033)	$(8,596)
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
Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal delivered. Long-lived assets, net includes property and equipment, net and operating lease right-of-use assets as well as the same asset class included within assets held for sale on the consolidated balance sheets. The following tables set forth revenue and long-lived assets, net by geographic area as of and for the years ended December 31, 2017, 2018 and 2019 (in millions):

	Year Ended December 31,
	2017	2018	2019
United States	$4,068	$6,077	$8,225
Brazil	831	959	918
All other countries	3,033	4,234	5,004
Total Revenue	$7,932	$11,270	$14,147

	As of December 31,
	2018	2019
United States	$1,572	$2,958
Singapore	321	6
All other countries	70	361
Total long-lived assets, net	$1,963	$3,325

Revenue grouped by offerings is included in Note 2 - Revenue.
Note 15 - Commitments and Contingencies
Purchase Commitments
The Company has commitments for network and cloud services, background checks, and other items in the ordinary course of business with varying expiration terms through 2024. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated. Future minimum payments for purchase commitments as of December 31, 2019 are summarized below (in millions):

Purchase Commitments
Years Ending December 31,
2020	$107
2021	103
2022	19
2023	5
2024	1
Thereafter	—
Total	$235
Contingencies
From time to time, the Company may be a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2018 and 2019, the Company had recorded aggregate liabilities of $1.1 billion and $1.5 billion, respectively, in accrued and other current liabilities on the consolidated balance sheets for all of its legal, regulatory and non-income tax matters that were probable and reasonably estimable.
The Company is currently party to various legal and regulatory matters that have arisen in the normal course of business and include, among others, alleged independent contractor misclassification claims, Fair Credit Reporting Act (“FCRA”) claims, background check violations, consumer and driver class actions relating to pricing and advertising, unfair competition matters, intellectual property disputes, employment discrimination and other employment-related claims, Telephone Consumer Protection Act (“TCPA”) cases, Americans with Disabilities Act (“ADA”) cases, data and privacy matters, securities litigation, and other matters. The Company has existing litigation, including class actions, PAGA lawsuits, arbitration claims, and governmental administrative and audit proceedings, asserting claims by or on behalf of Drivers that Drivers are misclassified as independent contractors. In connection with the enactment of California State Assembly Bill 5 (“AB5”), the Company has received and expects to continue to receive - in California and in other jurisdictions - an increased number of misclassification claims. With respect to the Company’s outstanding legal and regulatory matters, based on its current knowledge, the Company believes that the ultimate amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. The outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. If one or more of these matters were resolved against the Company for amounts in excess of management's expectations, the Company's results of operations, financial condition or cash flows could be materially adversely affected.
AB5
In January 2020, AB5 went into effect. AB5 codifies a test to determine whether a worker is an employee under California law. The test is referred to as the “ABC” test, and was originally handed down by the California Supreme Court in Dynamex Operations v. Superior Court in 2018. Under the ABC test, workers performing services for a hiring entity are considered employees unless the hiring entity can demonstrate three things: the worker (A) is free from the hiring entity’s control, (B) performs work that is outside the usual course of the hiring entity’s business, and (C) customarily engages in the independent trade, work or type of business performed for the hiring entity.

The Company has received lawsuits and governmental inquiries relating to AB5, and anticipates - in California and in other jurisdictions - future claims, lawsuits, arbitration proceedings, administrative actions, and government investigations and audits challenging the Company’s classification of Drivers as independent contractors and not employees. The Company believes that its current and historical approach to classification is supported by the law and intends to continue to defend itself vigorously in these matters. However, the results of litigation and arbitration are inherently unpredictable and legal proceedings related to these claims, individually or in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of these matters can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. The Company cannot reasonably estimate a range of loss at this time.
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
In May 2019, the Company reached agreements to resolve independent contractor misclassification claims of Drivers in California and Massachusetts that have filed (or expressed an intention to file) arbitration demands. Under the agreements, certain Drivers are eligible for settlement payments. The Company anticipates the aggregate amount of payments to Drivers under these individual settlement agreements, together with attorneys’ fees, will fall within an approximate range of $149 million to $170 million, of which approximately $149 million has been paid as of December 31, 2019.
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
In 2018, the New Jersey Department of Labor (NJDOL) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply. A series of assessments have been issued by the NJDOL, starting with a 2014-only preliminary assessment in October 2018, and continuing through November 12, 2019, when an assessment was issued both as to Uber and Rasier for the years 2014-2018. We are engaged in ongoing discussions with the NJDOL about the assessments and have formally requested a hearing. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be estimated.
Google v. Levandowski & Ron; Google v. Levandowski
On October 28, 2016, Google filed arbitration demands against each of Anthony Levandowski and Lior Ron, former employees of Google, alleging breach of their respective employment agreements with Google, fraud and other state law violations (due to soliciting Google employees and starting a new venture to compete with Google’s business in contravention of their respective employment agreements). Google sought damages, injunctive relief, and restitution. The arbitration hearing was held from April 30 to May 11, 2018. On March 26, 2019, the arbitration panel issued an interim award, finding against each of Google’s former employees and awarding $127 million against Anthony Levandowski and $1 million for which both Anthony Levandowski and Lior Ron are jointly and severally liable. In July 2019, Google submitted its request for interest, attorneys fees, and costs related to these claims. The Panel’s Final Award was issued on December 6, 2019. Google and Lior Ron have entered into a settlement agreement which resolves the entirety of Ron’s liability. While Uber and Levandowski are parties to an indemnification agreement, whether Uber is ultimately responsible for such indemnification is subject to a dispute between the Company and Levandowski. The ultimate resolution of the matter could result in a possible loss of up to $64 million or more (depending on interest incurred) in excess of the amount accrued. Uber is not a party to either of these arbitrations.
Taiwan Regulatory Fines
Prior to the Company adjusting and re-launching its operating model in April 2017 to a model where government-approved rental companies provide transport services to Riders, Drivers in Taiwan and the local Uber entity have been fined by Taiwan’s Ministry of Transportation and Communications in significant numbers across Taiwan. On January 6, 2017, a new Highways Act came into effect in Taiwan which increased maximum fines from New Taiwan Dollar (“NTD”) 150,000 to NTD 25 million per offense. The Company suspended its service in Taiwan from February 10, 2017 to April 12, 2017, but a number of these fines were issued to the local Uber entity in connection with rides that took place in January and February 2017 prior to the suspension. These fines have remained outstanding while Uber appeals the tickets through the courts. Beginning in July 2018, the Taiwan Supreme Court issued a number of positive rulings in which it rejected the government’s approach of issuing one ticket per ride. The Taiwan government has appealed these rulings to the Supreme Court.
Copenhagen Criminal Prosecution
In May 2017, the Danish police announced that they would use tax data about Drivers obtained from the Dutch tax authorities to prosecute Drivers for unlicensed taxi traffic. The tax data covers calendar years 2015 and prior. The prosecutor indicted four Drivers as test cases which have been heard by the Copenhagen City Court, the Appeal Court and finally the Supreme Court. In addition, on October 6, 2017, the Company was preliminary charged with aiding and abetting illegal taxi traffic in 2015. In September 2018, the Danish Supreme Court ruled on these test cases that the Drivers were carrying out illegal taxi operations and fined them in the total amount of their earnings from performing ridesharing services. The Court also confirmed that the use of the relevant tax data obtained from the Dutch tax authorities was validly used as evidence in the prosecutions and was used to assess the fines payable.
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
Malden Transportation v. Uber Technologies, Inc.
Seven consolidated actions were filed in the U.S. District Court for the District of Massachusetts by taxi medallion owners Malden Transportation, Inc., Anoush Cab, Inc., Dot Ave Cab, Inc., Gill & Gill, Inc., Max Luc Taxi, Inc., Sycoone Taxi, Inc., Taxi Maintenance, Inc. in late 2016 and early 2017 against the Company alleging unfair competition violations (on the grounds that the Company failed to comply with local taxi laws), as well as state and federal antitrust violations (on the grounds that the Company prices trips below cost in order to achieve a monopoly). Antitrust claims were dismissed, but the unfair competition claims remained. On May 15, 2019, Uber reached a tentative settlement with the plaintiffs in six of the seven actions, which are finalized as to all but one plaintiff. A bench trial of the seventh action (Anoush Cab, Inc.) began on July 18, 2019 and concluded on August 2, 2019. On September 6, 2019, the Court issued a complete defense verdict, resolving that trial in the Company’s favor and finding no liability. On October 4, 2019, the Anoush plaintiffs filed a notice of appeal.
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

should be qualified as a transportation company based on the view that Uber B.V. is the employer of Drivers. The Company appealed this decision. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be estimated.
Aslam, Farrar, Hoy and Mithu v. Uber B.V., Uber Britannia Ltd. and Uber London Ltd.
On October 28, 2015, a claim by 25 Drivers, including Mr. Y. Aslam and Mr. J. Farrar, was brought in the UK Employment Tribunal against the Company asserting that they should be classified as “workers” (a separate category between independent contractors and employees) in the UK rather than independent contractors. The tribunal ruled on October 28, 2016 that Drivers are workers whenever our app is switched on and they are ready and able to take trips.
The Court of Appeal heard the case on October 31, 2018 and November 1, 2018 and rejected the Company’s appeal in a majority decision on December 19, 2018. The Company has been granted permission to appeal to the Supreme Court. A hearing at the Supreme Court is expected to take place in July 2020 with a decision in the fall of 2020. The plaintiffs have not quantified their claim and if they are successful in establishing “worker” status, any damages will be considered at a future hearing. The amount of compensation sought by the plaintiffs in the case is not currently known. If Drivers are determined to be workers, they may be entitled to additional benefits and payments, and we may be subject to penalties, back taxes, and fines. Any possible loss or range of loss cannot be estimated.
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
Other Legal and Regulatory Matters
The Company has been subject to various government inquiries and investigations surrounding the legality of certain of the Company’s business practices, compliance with antitrust and other global regulatory requirements, labor laws, data protection and privacy laws, the adequacy of disclosures to investors and other shareholders, and the infringement of certain intellectual property rights. The Company has investigated many of these matters and is implementing a number of recommendations to its managerial, operational and compliance practices, as well as seeking to strengthen its overall governance structure. In many cases, the Company is unable to predict the outcomes and implications of these inquiries and investigations on the Company’s business which could be time consuming, costly to investigate and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact the Company’s business, reputation, financial condition and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
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
Note 16 - Variable Interest Entities ("VIEs")
Consolidated VIEs
Total assets included on the consolidated balance sheets for these VIEs as of December 31, 2018 and 2019 were $115 million and $1.2 billion, respectively. Total liabilities included on the consolidated balance sheet for VIEs as of December 31, 2018 were not material. Total liabilities included on the consolidated balance sheet for VIEs as of December 31, 2019 were $159 million.

Freight Holding
In July 2018, the Company created a new majority-owned subsidiary, Uber Freight Holding Corporation (“Freight Holding”). The purpose of Freight Holding is to perform the business activities of the Freight operating segment. The Freight Holding stock held by the Company was determined to be a variable interest. Freight Holding is also considered to be a VIE because it lacks sufficient equity to finance activities without future subordinated support. Given that the Company has the power to direct activities that most significantly impact the economic performance of Freight Holding, the Company is the primary beneficiary of Freight Holding. As a result, the Company consolidates Freight Holding’s assets and liabilities. As of December 31, 2019, Uber continues to own the majority of the issued and outstanding capital stock of Freight Holding and reports non-controlling interests as further described in Note 17 - Non-Controlling Interests.
Apparate USA LLC
In April 2019, the Company contributed certain of its subsidiaries and all assets and liabilities related to its autonomous vehicle technologies (excluding liabilities arising from certain indemnification obligations related to the Levandowski arbitration and any remediation costs associated with certain obligations that may arise as a result of the Waymo settlement) to Apparate USA LLC (“Apparate”) in exchange for common units representing 100% ownership interest in Apparate. The purpose of Apparate is to develop and commercialize autonomous vehicle and ridesharing technologies. Subsequent to the formation of Apparate in April 2019, Apparate entered into a Class A Preferred Unit Purchase Agreement (“Preferred Unit Purchase Agreement”) with SVF Yellow (USA) Corporation (“SoftBank”), Toyota Motor North America, Inc. (“Toyota”), and DENSO International America, Inc. (“DENSO”). Preferred units were issued in July 2019 to SoftBank, Toyota, and DENSO and provided the investors with an aggregate 13.8% initial ownership interest in Apparate on an as-converted basis. The common units held by the Company in Apparate were determined to be a variable interest. The Company has determined that Apparate is a VIE as it lacks sufficient equity to finance its activities without future subordinated support. The Company has the power to direct the activities that most significantly impact the economic performance of Apparate, and, as a result, the Company is the primary beneficiary of Apparate, consolidates Apparate’s assets and liabilities and reports non-controlling interests as further described in Note 17 - Non-Controlling Interests.
Unconsolidated VIE
Mission Bay 3 & 4
The Mission Bay 3 & 4 JV refers to ECOP, a joint venture entity established in March 2018, by the Company and the LLC Partners. The Company contributed $136 million cash in exchange for a 45% interest in ECOP. Any remaining construction costs will be funded through a construction loan obtained by ECOP where the Company together with the two LLC Partners guarantee payments and performance of the loan when it becomes due and any payment of costs incurred by the lender under limited situations. The maximum collective guarantee liability is up to $50 million.
The Company evaluated the nature of its investment in ECOP and determined that ECOP was a VIE during the construction period; however, the Company is not the primary beneficiary as decisions are made jointly between parties and therefore does not have the power to direct activities that most significantly impact the VIE. The Company reevaluates if ECOP meets the definition of a VIE upon specific reconsideration events. The investment was determined to be an equity method investment due to the Company’s ability to exercise significant influence over MLU B.V. Refer to Note 4 - Equity Method Investments for further information.
The maximum exposure to loss represents the potential loss recognized by the Company relating to these unconsolidated entities. The Company believes that its maximum exposure to loss is limited because it is a member of the limited liability company. The Company’s maximum exposure to loss differs from the carrying value of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIE and is limited to the investment balances and notional amounts of guarantees. As of December 31, 2018 and 2019, the carrying amount of assets and liabilities recognized on the consolidated balance sheets related to the Company’s interests in unconsolidated VIEs and the Company’s maximum exposure to loss relating to unconsolidated VIEs was as follows (in millions):

	As of December 31,
	2018	2019
Investment	$78	$136
Additional cash contribution	58	—
Limited guarantee	50	50
Maximum exposure to loss	$186	$186

Note 17 - Non-Controlling Interests
ATG Investment: Preferred Unit Purchase Agreement
On July 2, 2019 (“the Close Date”), the Company closed a Preferred Unit Purchase Agreement with SoftBank, Toyota, and DENSO (collectively “the Investors”) for purchase by the Investors of Class A Preferred Units (“Preferred Units”) in Apparate. On the Close Date, Apparate, a subsidiary of the Company, issued 1.0 million Preferred Units at $1,000 per unit to the Investors for an aggregate consideration of $1.0 billion ($400 million from Toyota, $333 million from SoftBank, and $267 million from DENSO). The Preferred Units represented an aggregate 13.8% initial ownership interest in Apparate on an as-converted basis. The Company retains the remaining 86.2% ownership interest following the closing of the Preferred Units Purchase Agreement. SoftBank and Toyota are existing investors in the Company.
At the option of the Investors, the Preferred Units are convertible into common units of Apparate, initially on a one-for-one basis but subject to potential adjustment, as defined by the Preferred Unit Purchase Agreement at any time. The Preferred Units are entitled to certain distributions, including primarily dividends which are payable in cash or in-kind (at Apparate's discretion), and accrue quarterly, compounded on the last day of each quarter at a 4.5% annual rate. The Preferred Units are entitled to distributions upon the occurrence of a sale or liquidation of Apparate representing an amount that is equal to the greater of (i) the original investment plus any accrued but unpaid amounts, and (ii) their share of distributions assuming conversion to common units of Apparate immediately prior to the sale or liquidation event. The quarterly dividend, along with any attributed prorated share of Apparate’s net income (if applicable), are included in net income (loss) attributable to non-controlling interests, net of tax in the Company’s consolidated statements of operations. The Preferred Units do not participate in net losses due to a liquidation preference.
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
As of December 31, 2019, the SoftBank Preferred Units are classified as redeemable non-controlling interests in the Company’s consolidated financial statements and reported at the Put/Call Price. The Put/Call Price is determined as of each balance sheet date. The fair value of SoftBank’s Preferred Units is determined based on a hybrid method with the option-pricing model as the primary methodology. This method uses Level 3 fair value measurement inputs as well as an assumed equal probability of the occurrence of a liquidation or exit event. The significant unobservable inputs used in the fair value measurement include: volatility of 42%, time to liquidity of 4.5 years, and a discount for lack of marketability of 16%. A market approach was also used to corroborate the valuation derived from the hybrid method at issuance to evidence that the issuance price of the Preferred Units approximated their fair value. There were no fair value adjustments to SoftBank’s redeemable non-controlling interests during the year ended December 31, 2019.
Toyota and DENSO’s Preferred Units
As of December 31, 2019, the Toyota and DENSO Preferred Units are classified in permanent equity as non-controlling interests as these units are not subject to any mandatory redemption rights or redemption rights that are outside the control of the Company.
ATG Collaboration Agreement with Apparate, Toyota and DENSO
In conjunction with the Preferred Unit Purchase Agreement discussed above, the Company entered into a three-year joint collaboration agreement among Toyota, DENSO, and Apparate to develop next-generation self-driving technology (the “ATG Collaboration Agreement”), which became effective as of the closing of the Preferred Unit Purchase Agreement in July 2019. Pursuant to the ATG Collaboration Agreement, Toyota will make cash payments to Apparate up to an aggregate of $300 million, payable in six semi-annual installments during the three-year term of the ATG Collaboration Agreement. The cash payments for each six-month period are contingent upon the mutual agreement between the parties on the development activities and milestones to be achieved in the next six months and the continuation of the ATG Collaboration Agreement. The ATG Collaboration Agreement is within the scope of ASC 808, Collaborative Arrangements. The development activities are considered ongoing and central to the activities of ATG. As a result, the amounts received from Toyota are recognized as collaboration revenue in the ATG and Other Technology Programs segment ratably over the respective six-month service period to which each payment relates, as the related development activities are performed. During the year ended December 31, 2019, the first $50 million cash installment was received, of which $42 million was recognized as revenue.
Freight Holding
As of December 31, 2018 and 2019, the Company owned 89% of the issued and outstanding capital stock of its subsidiary Freight Holding, or 80% on a fully-diluted basis if all shares reserved for issuance under the Company’s Freight Holding employee incentive plan were issued and outstanding. Under the Freight Holding incentive plan, a total number of 99.8 million shares of Freight Holding are reserved and available for grant and issuance.

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
As of December 31, 2018 and 2019, the minority stockholders ownership in Freight Holding is classified in mezzanine equity as redeemable non-controlling interest, because it is redeemable on an event that is not solely in the control of the Company. The Freight Holding non-controlling interest is not remeasured to fair value because it is currently not probable that the non-controlling interest will become redeemable. If the Freight Holding non-controlling interest becomes probable of being redeemable, then the Company will be required to remeasure the non-controlling interest at fair value with changes in the carrying value recognized in additional paid-in-capital.
Note 18 – Business Combination
In May 2018, the Company acquired 100% of the equity interest of JUMP, a dockless e-bike sharing private company based in Brooklyn, New York. The acquisition of JUMP was accounted for as a business combination. The purchase price of $139 million (paid in 2,605,148 shares of the Company's common stock, 499,241 stock options, and $46 million in cash) was allocated as follows: $37 million to developed technology, $4 million to deferred tax liabilities, $10 million to assets acquired and $4 million to liabilities assumed based on their estimated fair value on the acquisition date, and the excess of $100 million of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill was primarily attributable to the expected synergies arising from the acquisition including the ability to gain efficiencies with the use of JUMP’s technology and existing processes. This goodwill was not deductible for U.S. income tax purposes. Developed technology is amortized on a straight-line basis over its estimated useful life of up to 5 years.
Note 19 - Divestitures
During the year ended December 31, 2018, the Company completed two divestitures. These divestitures consisted of the disposition with a retained interest in the Uber Russia/CIS operations and the sale of the Company's Southeast Asia operations. The gains associated with these divestitures were included in other income (expense), net in the consolidated statement of operations.
MLU B.V. and Uber Russia/CIS Operations
During the first quarter of 2018, the Company contributed the net assets of its Uber Russia/CIS operations into a newly formed private limited liability company, MLU B.V., with Yandex and the Company holding ownership interests in MLU B.V. The Company contributed $345 million of cash, contracts in the region including Rider, Driver, and Eater contracts, and certain employees in the region to MLU B.V. The Company concurrently issued approximately 2 million shares of Uber Technologies, Inc. Class A common stock, with a fair value of $52 million to MLU B.V.’s parent, Yandex. These shares are subject to a put/call feature resulting in Uber Technologies, Inc.’s contingent obligation to buy back these shares at $48 per share. The put/call feature may be exercised at any time by either party from when it became effective in February 2019 through February 2022, at which point, if unexercised, the put/call right expires. In December 2019, Yandex exercised the put feature which caused the Company to repurchase all Yandex owned shares of Uber Technologies, Inc. Class A common stock. The Company then retired the shares.
The Company performed an evaluation to determine if the sale constituted discontinued operations and concluded that the sale did not represent a major strategic shift, primarily because the Uber Russia/CIS operations did not materially affect consolidated assets, revenue or loss from operations of the Company. In addition, the Company determined the sale constituted the sale of a business in accordance with ASC 805.
In exchange for consideration contributed, the Company received a seat on MLU B.V.’s board and a 38% equity ownership interest consisting of common stock in MLU B.V. The investment was determined to be an equity method investment due to the Company’s ability to exercise significant influence over MLU B.V. Refer to Note 4 - Equity Method Investments for further information.
As a result of the loss of control over Uber Russia/CIS resulting from the transaction, the Company derecognized the assets and liabilities of Uber Russia/CIS and recorded a $954 million gain during the year ended December 31, 2018 recognized in other income (expense), net in the consolidated statements of operations.
The following table presents the gain on disposition related to the divestiture of Uber Russia/CIS during the year ended December 31, 2018 (in millions):

Year Ended December 31, 2018
Fair value of consideration received	$1,410
Cash consideration contributed, net of working capital adjustments	(334)
Share consideration in Class A common stock contributed	(52)
Other	(57)
Net consideration received for sale of Uber Russia/CIS	967
Carrying value of net assets transferred	(13)
Gain on disposition	$954

Included in the initial carrying value of the investment in MLU B.V. of $1.4 billion, which represents the fair value of the investment (as consideration received) on the transaction date, was a basis difference of $908 million related to the difference between the cost of the investment and the Company’s proportionate share of the net assets of MLU B.V.
Southeast Asia
On March 25, 2018, two wholly-owned subsidiaries of the Company signed and completed an agreement with Grab pursuant to which Grab hired employees and acquired certain assets of the Company in the region, including Rider, Driver, and Eater contracts in Southeast Asia. The net assets contributed by the Company were not material. The Company determined the sale constituted the sale of business in accordance with ASC 805. The investment was determined to be an investment in a debt security which the Company has classified as available-for-sale, initially recorded at fair value of $2.2 billion. Upon closing, the Company’s Chief Executive Officer joined Grab's board of directors and compensation committee. In exchange, the Company received 401 million shares of Grab Series G preferred stock on the closing date of the transaction and 8 million additional Grab Series G preferred stock during 2018 related to the resolution of certain post-close contingencies, for a total of 409 million shares representing 23.2% of the outstanding share capital of Grab as of December 31, 2018. In addition, based on the agreement, 3 million shares remained subject to the post-close contingency as of December 31, 2018, and the remaining number of shares were immaterial as of December 31, 2019. The shares received have been recorded at fair value as additional sale consideration. As a result of the transaction, the Company recorded a $2.3 billion gain during the year ended December 31, 2018 in other income (expense), net in the consolidated statements of operations.
The Grab Series G preferred stock ("the Grab investment") includes a redemption right, under which the Company, subject to certain conditions, including the absence of a Grab IPO, may put all or a portion of its investment back to Grab any time after the redemption date (defined as June 29, 2023) for cash. The redemption price is equal to the sum of the issue price of $5.54 with any declared but unpaid dividends, and compounded interest of 6% per annum on the issue price. The compounded interest represents contractual interest payable on the Grab investment generally due at the redemption date. The Grab investment meets the definition of a debt security due to the redemption feature of the invested shares that are not in-substance common stock. As a result, the Grab investment is classified as an available-for-sale debt security initially recorded at fair value, with changes in the fair value of the investment recorded in other comprehensive income (loss), net of tax. Refer to Note 3 - Investments and Fair Value Measurement for further information regarding the amortized cost, unrealized holding gains, and fair value of the Company’s available-for-sale debt securities.
There is significant uncertainty over the collectability of the contractual interest payable on the Grab investment on or after the redemption date due to, among other factors, the reasonable possibility of a Grab IPO. For these reasons, the Company has not recognized any interest income as of December 31, 2018 and 2019. If the Company had recorded accrued interest on the Series G preference shares, approximately $102 million and $142 million of additional interest income would have been recognized for the years ended December 31, 2018 and 2019, respectively.
Related Party Transactions with Grab and MLU B.V.
In August 2018, the Company entered into a purchase agreement (“Grab Vehicle Purchase Agreement”) to sell up to 1,900 vehicles to Grab from the pool of assets held for sale by LCR. The sales occurred over a six-month period beginning August 2018. During the year ended December 31, 2018, the Company transferred certain vehicles to Grab in exchange for SGD 31 million of cash consideration and recognized a loss on disposal of SGD 9 million. In January 2019, the Company transferred the remaining vehicles under the Grab Vehicle Purchase Agreement to Grab in exchange for SGD 39 million of cash consideration. The Company and Grab executed a Transition Service Agreement (“TSA”) which requires the Company to provide transaction and integration services to Grab for a period of up to six months subsequent to the closing of the divestiture. In addition, the Company entered into a TSA with MLU B.V. to provide certain transition services subsequent to the closing of the transaction. Transactions related to the TSAs did not have material impacts on the Company’s financial position, results of operations, or liquidity.
Xchange Leasing
In August 2017, the Company began a reassessment of its U.S. based wholly-owned car leasing operations Xchange Leasing resulting in a plan to exit operations. The Company assessed the fair value of the leased vehicle assets held for sale at December 31, 2017, considering the potential sale transactions, expected future cash flows, and the cost to sell the assets. Based on this assessment, the Company recorded an impairment loss of $166 million for the year ended December 31, 2017 as part of the fair value measurement to reduce the carrying amount of the leased vehicle assets to their estimated fair value less costs to sell. The impairment loss was included in general and administrative expenses in the consolidated statements of operations.
In January 2018, the Company closed on a transaction with a third party to sell the beneficial interest of a trust owned by the Company that holds title of the leased vehicles and leased contracts. The transaction resulted in an immaterial loss on disposal. Purchase consideration included approximately $104 million of cash and receivables, a $5 million note convertible into equity of the purchaser, and $20 million in contingent consideration to be earned based on performance of the leases post-sale. The Company used part of the proceeds to pay down the outstanding $75 million principal balance of the Xchange Leasing 2016 Secured Revolving Credit Facility, which was subsequently terminated in January 2018. The Company sold the remaining Xchange Leasing vehicle assets which were not part of this transaction during 2018. The Xchange Leasing business was included within the Company’s Rides segment.
Note 20 - Subsequent Events
Acquisition of Careem
On January 2, 2020 (“Initial Closing”), the Company completed the previously announced acquisition of substantially all of the assets of Careem Inc. and its subsidiaries (collectively “Careem”) in jurisdictions where the Company received regulatory approval or did not require regulatory approval (“Transferred Assets”). Dubai-based Careem was founded in 2012, provides ridesharing, meal delivery, and payments services to millions of users in cities across the Middle East, North Africa, and Pakistan. This acquisition advances the Company’s strategy of having a leading ridesharing category position in every major region of the world in which the Company operates. The only countries in which Careem operates and regulatory approval has not yet been obtained are Qatar and Morocco (“Deferred Assets”). The Company will continue to seek regulatory approval for the Deferred Assets. While regulatory approval in Pakistan was obtained in February 2020, Pakistan, together with the Deferred Assets, have not yet been transferred to the Company. Pakistan and the Deferred Assets countries will be subject to a delayed closing pending timing of regulatory approval at each of the three, six, and nine month anniversaries of the Initial Closing or at such other time as mutually agreed between the Company and Careem. If regulatory approval is not obtained with respect to any Deferred Assets by the nine month anniversary of the Initial Closing, the Company and Careem may mutually agree to divest any such remaining Deferred Assets.
As previously disclosed, the maximum aggregate purchase price is approximately $3.1 billion, consisting of up to approximately $1.7 billion of non-interest bearing unsecured convertible notes and approximately $1.4 billion in cash, subject to certain adjustments and holdbacks equal to 25% of the aggregate purchase price. The notes will be issued in tranches. Each tranche of the unsecured convertible notes is due and payable 90 days once issued. The holders of the unsecured convertible notes may elect to convert the full outstanding principal balance to Class A Common Stock at a conversion price of $55 per share of the Company at any time prior to maturity.
The Company is currently evaluating purchase price allocation. It is not practicable to disclose the preliminary purchase price allocation for this acquisition given the short period of time between the acquisition date and the issuance of these consolidated financial statements.
Divestiture of Uber Eats India to Zomato
On January 21, 2020, the Company entered into a definitive agreement and completed the divestiture of Uber’s food delivery operations in India (“Uber Eats India”) to Zomato Media Private Limited (“Zomato”) in exchange for (i) compulsorily convertible cumulative preference shares of Zomato convertible into ordinary shares representing, when converted, 9.99% of the total voting capital of Zomato and (ii) approximately $35 million in cash for reimbursement by Zomato of goods and services tax. The estimated fair value of the consideration received is $206 million, which includes the investment valued at $171 million and the $35 million of reimbursement of goods and services tax receivable from Zomato.
The divestiture of Uber Eats India does not represent a strategic shift that will have a major effect on the Company's operations and financial results, and does therefore not qualify for reporting as a discontinued operation. As of December 31, 2019, the carrying values of the assets and liabilities of the Company’s Uber Eats India operations were not material to be separately reported as held for sale on the consolidated balance sheets.

Schedule II - Valuation and Qualifying Accounts
The table below details the activity of the allowance for doubtful accounts, deferred tax asset valuation allowance, and insurance reserves (in millions):

	Balance at Beginning of Period	Additions (1), (2)	Deductions	Balance at End of Period
Year Ended December 31, 2017
Allowance for doubtful accounts	$17	$174	$(163)	$28
Deferred tax asset valuation allowance	$882	$192	$—	$1,074
Insurance reserves	$712	$1,687	$(403)	$1,996
Year Ended December 31, 2018
Allowance for doubtful accounts	$28	$208	$(202)	$34
Deferred tax asset valuation allowance	$1,074	$227	$(7)	$1,294
Insurance reserves	$1,996	$1,578	$(637)	$2,937
Year Ended December 31, 2019
Allowance for doubtful accounts	$34	$195	$(195)	$34
Deferred tax assets valuation allowance	$1,294	$8,616	$(55)	$9,855
Insurance reserves	$2,937	$1,451	$(970)	$3,418
(1) Additions to insurance reserves include $318 million, $(74) million and $9 million for the years ended December 31, 2017, 2018 and 2019 respectively, for changes in estimates resulting from new developments in prior period claims.
(2) For the year ended December 31, 2019, the increase in valuation allowance was primarily attributable to a step-up in the tax basis of intellectual property rights, an increase in U.S. federal, state and Netherlands deferred tax assets resulting from loss from operations, and tax credits generated during the year.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Management's Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
ITEM 9B. OTHER INFORMATION
On February 28, 2020, we amended our employment agreement with Nelson Chai, our Chief Financial Officer, to remove the provisions related to specific equity refresh RSU awards in 2021 and 2022 and to give our Compensation Committee discretion with respect to annual equity refresh RSU awards, consistent with other senior executives of our company.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth under the headers “Proposal 1- Election of Directors,” “Executive Officers” and “Board Operations” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 (“2020 Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is included under the headers “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2020 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the headers “Executive Officers-Security Ownership of Certain Beneficial Owners and Management” and “Board Operations-Equity Compensation Plan Information” in the 2020 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the headers “Board Operations-Certain Relationships and Related Person Transactions” and “Board Operations-Director Independence Determination” in the 2020 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the header “Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2020 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements and Schedule” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		8-K	001-38902	3.1	May 14, 2019
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-38902	3.2	May 14, 2019
4.1	Description of Common Stock.	X
4.2	Form of common stock certificate of the Registrant.		S-1/A	333-230812	4.1	April 26, 2019
4.3	Indenture, relating to the Registrant’s 7.50% Senior Notes due 2023, by and between the Registrant and U.S. Bank National Association, dated November 7, 2018.		S-1	333-230812	4.3	April 11, 2019
4.4	Form of 7.50% Senior Notes due 2023.		S-1	333-230812	4.4	April 11, 2019
4.5	Indenture, relating to the Registrant’s 8.00% Senior Notes due 2026, by and between the Registrant and U.S. Bank National Association, dated November 7, 2018.		S-1	333-230812	4.5	April 11, 2019
4.6	Form of 8.00% Senior Note due 2026.		S-1	333-230812	4.6	April 11, 2019
4.7	Indenture, dated as of September 17, 2019, by and between the Registrant, Rasier, LLC and U.S. Bank National Association as Trustee.		8-K	001-38902	4.1	September 17, 2019
4.8	Form of Global Note, representing the Registrant’s 7.500% Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1)		8-K	001-38902	4.2	September 17, 2019
10.1	Amended and Restated 2010 Stock Plan and related forms of award agreements.		S-1	333-230812	10.1	April 11, 2019
10.2	Amended and Restated 2013 Equity Incentive Plan and related forms of award agreements.		S-1/A	333-230812	10.2	April 26, 2019
10.3	2019 Equity Incentive Plan and related forms of award agreements.		S-1	333-230812	10.3	April 11, 2019
10.4	2019 Employee Stock Purchase Plan.		S-1	333-230812	10.4	April 11, 2019
10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		S-1	333-230812	10.5	April 11, 2019
10.6	2019 Executive Severance Plan.		S-1	333-230812	10.6	April 11, 2019
10.7	Executive Bonus Plan.		S-1	333-230812	10.7	April 11, 2019
10.8	Director Compensation Policy and Stock Ownership Guidelines.		S-1	333-230812	10.8	April 11, 2019
10.9	Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, the Issuing Banks party thereto, and Morgan Stanley Senior Funding, Inc., dated June 26, 2015.		S-1	333-230812	10.14	April 11, 2019
10.10	Amendment No. 1 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated November 17, 2015.		S-1	333-230812	10.15	April 11, 2019
10.11	Amendment No. 2 to Revolving Credit Agreement, by and between the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated December 21, 2015.		S-1	333-230812	10.16	April 11, 2019
10.12	Joinder Agreement to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated March 21, 2016.		S-1	333-230812	10.17	April 11, 2019
10.13	Amendment No. 4 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated July 13, 2016.		S-1	333-230812	10.18	April 11, 2019

10.14	Amendment No. 5 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated June 13, 2018.		S-1	333-230812	10.19	April 11, 2019
10.15	Amendment No. 6 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, each Issuing Bank party thereto, and Morgan Stanley Senior Funding, Inc., dated October 25, 2018.		S-1	333-230812	10.20	April 11, 2019
10.16	Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated July 13, 2016.		S-1	333-230812	10.21	April 11, 2019
10.17	Amendment No. 1 to Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated June 13, 2018.		S-1	333-230812	10.22	April 11, 2019
10.18	Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Cortland Capital Market Services LLC, dated April 4, 2018.		S-1	333-230812	10.23	April 11, 2019
10.19†	Google Maps for Work Master Agreement, by and between the Registrant and Google Inc., dated October 29, 2015.		S-1	333-230812	10.24	April 11, 2019
10.20†	Amendment No. 1 to Google Maps for Work Master Agreement, by and between the Registrant and Google Inc., dated August 15, 2017.		S-1	333-230812	10.25	April 11, 2019
10.21†	Google Cloud Order Form, by and between the Registrant and Google LLC, dated December 10, 2018.		S-1	333-230812	10.26	April 11, 2019
10.22 +	Google Cloud Order Form, by and between the Registrant and Google, LLC, dated March 28, 2019.		S-1	333-230812	10.27	April 11, 2019
10.23	Amendment No. 2 to Google Maps for Work Master Agreement, by and between the Registrant and Google LLC, dated August 8, 2019.	X
10.24 +	Google Cloud Order Form, by and between the Registrant and Google LLC, dated November 18, 2019.	X
10.25 +	Amendment No. 3 to Google Maps for Work Master Agreement, by and between the Registrant and Google LLC, dated November 18, 2019.	X
10.26	Employment Agreement, by and between the Registrant and Dara Khosrowshahi, dated April 9, 2019.		S-1	333-230812	10.28	April 11, 2019
10.27	Employment Agreement, by and between the Registrant and Barney Harford, dated April 10, 2019.		S-1	333-230812	10.29	April 11, 2019
10.28	Employment Agreement, by and between the Registrant and Nelson Chai, dated April 9, 2019.		S-1	333-230812	10.30	April 11, 2019
10.29	Addendum to Employment Agreement, by and between the Registrant and Nelson Chai, dated September 1, 2019.	X
10.30	Addendum to Employment Agreement, by and between the Registrant and Nelson Chai, dated February 28, 2020.	X
10.31	Employment Agreement, by and between the Registrant and Thuan Pham, dated April 9, 2019.		S-1	333-230812	10.31	April 11, 2019
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	X
24.1	Power of Attorney (contained on signature page hereto).	X

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
†Portions of this exhibit have been omitted in accordance with a grant of confidential treatment by the Securities and Exchange Commission.
+Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
* The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Uber Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBER TECHNOLOGIES, INC.

Date: March 2, 2020	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint Dara Khosrowshahi, Nelson Chai, and Tony West, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dara Khosrowshahi	Chief Executive Officer and Director	March 2, 2020
Dara Khosrowshahi	(Principal Executive Officer)

/s/ Nelson Chai	Chief Financial Officer	March 2, 2020
Nelson Chai	(Principal Financial Officer)

/s/ Glen Ceremony	Chief Accounting Officer and Global Corporate Controller	March 2, 2020
Glen Ceremony	(Principal Accounting Officer)

/s/ Ronald Sugar	Chairperson of the Board of Directors	March 2, 2020
Ronald Sugar

/s/ Ursula Burns	Director	March 2, 2020
Ursula Burns

/s/ Garrett Camp	Director	March 2, 2020
Garrett Camp

/s/ Amanda Ginsberg	Director	March 2, 2020
Amanda Ginsberg

/s/ Wan Ling Martello	Director	March 2, 2020
Wan Ling Martello

	Director	March 2, 2020
H.E. Yasir Al-Rumayyan

/s/ John Thain	Director	March 2, 2020
John Thain

/s/ David Trujillo	Director	March 2, 2020
David Trujillo