Form 10-Q
period 2020-03-31
Uber Technologies, Inc
filed 2020-05-08
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to _____
Commission File Number: 001-38902
____________________________________________
UBER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________________________________________

Delaware	45-2647441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1455 Market Street, 4th Floor
San Francisco, California 94103
(Address of principal executive offices, including zip code)
(415) 612-8582
(Registrant’s telephone number, including area code)
____________________________________________________________________________
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of April 30, 2020 was 1,733,987,312.

UBER TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position and cash flows;

•	our ability to successfully compete in highly competitive markets;

•	our ability to effectively manage our growth and maintain and improve our corporate culture;

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

•	our anticipated investments in new products and offerings, and the effect of these investments on our results of operations;

•	our anticipated capital expenditures and our estimates regarding our capital requirements;

•	our ability to close and integrate acquisitions into our operations;

•	anticipated technology trends and developments and our ability to address those trends and developments with our products and offerings;

•	the size of our addressable markets, market share, category positions, and market trends, including our ability to grow our business in the six countries we have identified as near-term priorities;

•	the safety, affordability, and convenience of our platform and our offerings;

•	our ability to identify, recruit, and retain skilled personnel, including key members of senior management;

•	our expected growth in the number of platform users, and our ability to promote our brand and attract and retain platform users;

•	our ability to maintain, protect, and enhance our intellectual property rights;

•	our ability to introduce new products and offerings and enhance existing products and offerings;

•	our ability to successfully enter into new geographies, expand our presence in countries in which we are limited by regulatory restrictions, and manage our international expansion;

•	our ability to successfully renew licenses to operate our business in certain jurisdictions;

•	the availability of capital to grow our business;

•	our ability to meet the requirements of our existing debt and draw on our line of credit;

•	our ability to prevent disturbance to our information technology systems;

•	our ability to successfully defend litigation brought against us;

•	our ability to comply with existing, modified, or new laws and regulations applying to our business; and

•	our ability to implement, maintain, and improve our internal control over financial reporting.
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
The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2019	As of March 31, 2020
Assets
Cash and cash equivalents	$10,873	$8,165
Short-term investments	440	831
Restricted cash and cash equivalents	99	193
Accounts receivable, net of allowance of $34 and $54, respectively	1,214	683
Prepaid expenses and other current assets	1,299	1,242
Total current assets	13,925	11,114
Restricted cash and cash equivalents	1,095	1,171
Collateral held by insurer	1,199	1,107
Investments (including, amortized cost of debt securities of $2,279 and $2,281; credit allowance of $— and $173, respectively)	10,527	8,687
Equity method investments	1,364	1,299
Property and equipment, net	1,731	1,851
Operating lease right-of-use assets	1,594	1,589
Intangible assets, net	71	560
Goodwill	167	2,566
Other assets	88	146
Total assets	$31,761	$30,090
Liabilities, mezzanine equity and equity
Accounts payable	$272	$215
Short-term insurance reserves	1,121	1,073
Operating lease liabilities, current	196	205
Accrued and other current liabilities	4,050	5,138
Total current liabilities	5,639	6,631
Long-term insurance reserves	2,297	2,421
Long-term debt, net of current portion	5,707	5,703
Operating lease liabilities, non-current	1,523	1,519
Other long-term liabilities	1,412	1,498
Total liabilities	16,578	17,772
Commitments and contingencies (Note 13)
Mezzanine equity
Redeemable non-controlling interests	311	290
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 1,716,681 and 1,729,850 shares issued and outstanding, respectively	—	—
Additional paid-in capital	30,739	31,035
Accumulated other comprehensive loss	(187)	(395)
Accumulated deficit	(16,362)	(19,298)
Total Uber Technologies, Inc. stockholders' equity	14,190	11,342
Non-redeemable non-controlling interests	682	686
Total equity	14,872	12,028
Total liabilities, mezzanine equity and equity	$31,761	$30,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2020
Revenue	$3,099	$3,543
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,681	1,786
Operations and support	434	503
Sales and marketing	1,040	885
Research and development	409	645
General and administrative	423	859
Depreciation and amortization	146	128
Total costs and expenses	4,133	4,806
Loss from operations	(1,034)	(1,263)
Interest expense	(217)	(118)
Other income (expense), net	260	(1,795)
Loss before income taxes and loss from equity method investment	(991)	(3,176)
Provision for (benefit from) income taxes	19	(242)
Loss from equity method investments, net of tax	(6)	(12)
Net loss including non-controlling interests	(1,016)	(2,946)
Less: net loss attributable to non-controlling interests, net of tax	(4)	(10)
Net loss attributable to Uber Technologies, Inc.	$(1,012)	$(2,936)
Net loss per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(2.23)	$(1.70)
Diluted	$(2.26)	$(1.70)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	453,543	1,724,367
Diluted	453,619	1,724,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2020
Net loss including non-controlling interests	$(1,016)	$(2,946)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(54)	(148)
Change in unrealized loss on investments in available-for-sale securities	(4)	(60)
Other comprehensive loss, net of tax	(58)	(208)
Comprehensive loss including non-controlling interests	(1,074)	(3,154)
Less: comprehensive loss attributable to non-controlling interests	(4)	(10)
Comprehensive loss attributable to Uber Technologies, Inc.	$(1,070)	$(3,144)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Deficit
		Shares	Amount	Shares	Amount
Balance as of December 31, 2018	$—	903,607	$14,177	457,189	$—	$668	$(188)	$(7,865)	$(7,385)
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	—	—	9	9
Exercise of warrants	—	923	45	—	—	—	—	—	—
Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	—	2	—	—	—	—	—	—
Repurchase of outstanding shares	—	—	—	(1)	—	—	—	—	—
Exercise of stock options	—	—	—	677	—	4	—	—	4
Repurchase of unvested early-exercised stock options	—	—	—	(32)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	10	—	—	10
Unrealized loss on investments in available-for-sale securities, net of tax	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	(54)	—	(54)
Net loss	(4)	—	—	—	—	—	—	(1,012)	(1,012)
Balance as of March 31, 2019	$(4)	904,530	$14,224	457,833	$—	$682	$(246)	$(8,868)	$(8,432)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity (Deficit)
		Shares	Amount
Balance as of December 31, 2019	$311	1,716,681	$—	$30,739	$(187)	$(16,362)	$682	$14,872
Exercise of stock options	—	4,359	—	14	—	—	—	14
Stock-based compensation	—	—	—	285	—	—	—	285
Issuance of common stock for settlement of RSUs	—	8,917	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(107)	—	(3)	—	—	—	(3)
Unrealized loss on investments in available-for-sale securities, net of tax	—	—	—	—	(60)	—	—	(60)
Foreign currency translation adjustment	—	—	—	—	(148)	—	—	(148)
Distributions to non-controlling interests	(3)	—	—	—	—	—	(4)	(4)
Net loss	(18)	—	—	—	—	(2,936)	8	(2,928)
Balance as of March 31, 2020	$290	1,729,850	$—	$31,035	$(395)	$(19,298)	$686	$12,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2020
Cash flows from operating activities
Net loss including non-controlling interests	$(1,016)	$(2,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146	128
Bad debt expense	47	22
Stock-based compensation	11	277
Gain on business divestiture	—	(154)
Deferred income tax	4	(273)
Revaluation of derivative liabilities	(175)	—
Accretion of discount on long-term debt	53	20
Loss from equity method investment	6	12
Unrealized (gain) loss on debt and equity securities, net	(16)	114
Impairment of debt and equity securities	—	1,863
Impairments of goodwill, long-lived assets and other assets	—	193
Unrealized foreign currency transactions	(4)	7
Other	2	(10)
Change in assets and liabilities, net of impact of business acquisition and disposals:
Accounts receivable	(210)	444
Prepaid expenses and other assets	(116)	29
Collateral held by insurer	—	92
Operating lease right-of-use assets	41	57
Accounts payable	—	(46)
Accrued insurance reserves	161	77
Accrued expenses and other liabilities	370	(320)
Operating lease liabilities	(26)	(49)
Net cash used in operating activities	(722)	(463)
Cash flows from investing activities
Proceeds from sale and disposal of property and equipment	40	1
Purchases of property and equipment	(129)	(198)
Purchases of marketable securities	—	(493)
Proceeds from maturities and sales of marketable securities	—	100
Proceeds from business disposals, net of cash divested	293	—
Acquisition of business, net of cash acquired	—	(1,346)
Return of capital from equity method investee	—	91
Purchase of non-marketable equity securities	—	(10)
Other investing activities	—	(1)
Net cash provided by (used in) investing activities	204	(1,856)
Cash flows from financing activities
Principal payments on finance leases	(41)	(60)
Other financing activities	(5)	(3)
Net cash used in financing activities	(46)	(63)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	3	(156)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(561)	(2,538)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	8,209	12,067
Reclassification from assets held for sale during the period	34	—
End of period, excluding cash classified within assets held for sale	$7,682	$9,529

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$5,745	$8,165
Restricted cash and cash equivalents-current	136	193
Restricted cash and cash equivalents-non-current	1,801	1,171
Total cash and cash equivalents, and restricted cash and cash equivalents	$7,682	$9,529

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$42	$91
Income taxes, net of refunds	34	36
Non-cash investing and financing activities:
Ownership interest in Zomato received in exchange for the divestiture of Uber Eats India operations	—	171
Issuance of initial unsecured convertible notes in connection with Careem acquisition	—	880
Holdback amount of unsecured convertible notes in connection with Careem acquisition	—	754
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K.
In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, comprehensive loss, cash flows and the change in equity for the periods presented.
There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 that have had a material impact on the Company’s condensed consolidated financial statements and related notes, except for an update reflecting the new accounting standard related to the measurement of credit losses on available-for-sale debt securities.
The evolving nature of the novel strain of coronavirus COVID-19 (“COVID-19”) pandemic and the extent of its impact across industries and geographies, including the duration and spread of the outbreak, are uncertain and cannot be predicted. Therefore, the results of operations for the three months ended March 31, 2020 may not be indicative of the results to be expected for subsequent quarters and the full fiscal year.
Basis of Consolidation
The condensed consolidated financial statements of the Company include the accounts of the Company and entities consolidated under the variable interest and voting models. All intercompany balances and transactions have been eliminated. Refer to Note 14 – Variable Interest Entities (“VIEs”) for further information.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including, but not limited to: the incremental borrowing rate (“IBR”) applied in lease accounting; fair values of investments and other financial instruments (including the measurement of credit or impairment losses); useful lives of amortizable long-lived assets and intangible assets; fair value of acquired intangible assets and related impairment assessments; impairment of goodwill; stock–based compensation; income taxes and non–income tax reserves; certain deferred tax assets and tax liabilities; insurance reserves; and other contingent liabilities. These estimates are inherently subject to judgment and actual results could differ from those estimates. The Company considered the impacts of the COVID-19 pandemic on the assumptions and inputs (including market data) supporting certain of these estimates, assumptions and judgments, in particular, the Company’s impairment assessment related to the determination of the fair values of certain investments and equity method investments as well as goodwill and the recoverability of long-lived assets. The level of uncertainties and volatility in the global financial markets and economies resulting from the pandemic as well as the uncertainties related to the impact of the pandemic on the Company's and its investees' operations and financial performance means that these estimates may change in future periods, as new events occur and additional information is obtained.
Certain Significant Risks and Uncertainties - COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID–19”) a pandemic. COVID–19 has rapidly impacted market and economic conditions globally. In an attempt to limit the spread of the virus, various governmental restrictions have been implemented, including business activities and travel restrictions, and “shelter–at–home” orders, that started to have, and may continue to have, an adverse impact on the Company’s business and operations by reducing, in particular, the demand for Rides and New Mobility offerings globally. In light of the evolving nature of COVID–19 and the uncertainty it has produced around the world, it is not possible to predict the COVID–19 pandemic’s cumulative and ultimate impact on the Company’s future business operations, results of operations, financial position, liquidity, and cash flows. The extent of the impact of the pandemic on the Company’s business and financial results will depend largely on future developments, including the duration of the spread of the outbreak both globally and within the U.S., the impact on capital, foreign currencies exchange and financial markets, and governmental or regulatory orders that impact the Company’s business, all of which are highly uncertain and cannot be predicted.
Revenue Recognition
Rides
During the first quarter of 2020, the Company began charging end-users a fee for services in certain markets. In these transactions, the Company enters into a Master Services Agreements (“MSA”) with the end-user to use the platform for a fee. The combination of the MSA and the individual transaction request establishes enforceable rights and obligations for each transaction. The Company has determined that in these transactions, the end-user is the Company’s customer, in addition to the previously disclosed customers, and revenue from these contracts is also recognized under Accounting Standards Codification (“ASC”) 606. In these transactions, in addition to a performance obligation to Drivers, the Company also has one performance obligation to end-users, which is to connect end-users to Drivers in the marketplace. The Company recognizes revenue when a trip is complete.
The Company will continue to present revenue on a net basis for Rides transactions, as the Company does not control the transportation service provided by Drivers to end-users. In the first quarter of 2020, the Company recognized total revenue of $137 million associated with these fees charged to end-users.
Eats
During the first quarter of 2020, the Company began charging a direct fee to end-users for delivery services in certain markets. In these transactions, the Company enters into an MSA with the end-user to use the platform for delivery services for a fee and separately subcontracts with Delivery People to provide delivery services to end-users. The combination of the end-user MSA and the individual end-user transaction request establishes enforceable rights and obligations for each transaction. The Company’s contract with end-users creates one performance obligation, which is to provide delivery services to end-users in these markets. The Company has determined that in these transactions, Restaurants and end-users are the Company’s customers and revenue from these contracts shall be recognized separately for each under ASC 606. The Company recognizes delivery service revenue associated with the Company's performance obligation over the contract term, which represents its performance over the period of time the delivery is occurring. The Company’s previously disclosed revenue recognition policy for contracts with Restaurants remain unchanged.
The Company will present revenue on a gross basis for the delivery of meals, as the Company controls the delivery service in these transactions and is primarily responsible for delivery. Consistent with previous disclosures, the Company will continue to present revenue on a net basis for the sale of meals. In the first quarter of 2020, the Company recognized total revenue of $9 million and cost of revenue, exclusive of depreciation and amortization of $54 million for these delivery transactions.
End-user Discounts and Promotions
Any promotions utilized by an end-user in these Rides and Eats transactions where the end-user is a customer are accounted for as consideration payable to a customer, and recorded as a reduction of revenue, if the Company does not receive a distinct good or service or cannot reasonably estimate the fair value of the good or service received.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represents uncollected fare payments from end-users for completed transactions where (i) the payment method is credit card and includes (a) end-user fare amounts not yet settled with payment service providers, and (b) end-user fare amounts settled by payment service providers but not yet remitted to the Company, or (ii) completed shipments where the Company invoices Freight Customers ("Shippers") and payment has not been received. The timing of settlement of amounts due from these parties varies by region and by product. The portion of the fare receivable to be remitted to Drivers and Restaurants is included in accrued and other current liabilities. Refer to Note 8 – Supplemental Financial Statement Information for amounts payable to Drivers and Restaurants.
Although the Company pre-authorizes forms of payment to mitigate its exposure, the Company bears the cost of any accounts receivable losses. The Company records an allowance for doubtful accounts for credit losses for fare and invoiced amounts that may never settle or be collected, as well as for credit card chargebacks including fraudulent credit card transactions. The Company considers the allowance for doubtful accounts for fare amounts to be direct and incremental costs to revenue earned and, therefore, the costs are included as cost of revenue in the consolidated statements of operations. The Company estimates the allowance based on historical experience, estimated future payments and geographical trends, which are reviewed periodically and as needed, and amounts are written off when determined to be uncollectable.
Allowance for Credit Losses on Available-for-sale Debt Securities
The Company accounts for credit losses on available-for-sale debt securities in accordance with ASC 326, Financial Instruments - Credit Losses (“ASC 326”). The Company adopted ASC 326 on January 1, 2020, on a modified retrospective basis. Under ASC 326, at each reporting period, the Company evaluates its available-for-sale debt securities at the individual security level to determine whether there is a decline in the fair value below its amortized cost basis (an impairment). In circumstances where the Company intends to sell, or is more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statement of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, the Company then evaluates whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying loan obligors, credit ratings actions, as well as other factors. To determine the portion of a decline in fair value that is credit-related, the Company compares the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income. Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income, net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” to require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, reasonable and supportable forecasts. The standard also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASC 326 was subsequently amended by ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The Company adopted the standard and related amendments effective January 1, 2020 on a modified retrospective basis. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements in ASC 820, “Fair Value Measurement” (“ASC 820”). The Company adopted the new standard effective January 1, 2020 on a prospective basis. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The Company adopted the new standard effective January 1, 2020 on a prospective basis. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities,” which amends the guidance for determining whether a decision-making fee is a variable interest and requires organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The Company adopted the new standard effective January 1, 2020 on a retrospective basis. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions for performing intraperiod allocation, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance reduces complexity in certain areas, including franchise taxes that are partially based on income and accounting for tax law changes in interim periods. The Company early adopted the new standard effective January 1,

2020 on a prospective basis. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. The standard is effective upon issuance through December 31, 2022 and may be applied at the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
Note 2 – Revenue
The following tables present the Company’s revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the trip or shipment was completed or meal delivered. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue is presented in the following tables for the three months ended March 31, 2019 and 2020 (in millions):

	Three Months Ended March 31,
	2019	2020
Rides revenue	$2,376	$2,450
Vehicle Solutions revenue (1)	10	1
Other revenue	32	19
Total Rides revenue	2,418	2,470
Eats revenue	536	819
Freight revenue	127	199
Other Bets revenue (1)	18	30
ATG and Other Technology Programs collaboration revenue (2)	—	25
Total revenue	$3,099	$3,543
(1) The Company accounts for Vehicle Solutions and New Mobility revenue as an operating lease as defined under ASC 842.
(2) Refer to Note 15 – Non-Controlling Interests for further information on collaboration revenue.

	Three Months Ended March 31,
	2019	2020
United States and Canada	$1,895	$2,142
Latin America ("LATAM")	450	497
Europe, Middle East and Africa ("EMEA")	487	552
Asia Pacific ("APAC") (1)	267	352
Total revenue	$3,099	$3,543
(1) Primarily includes Australia.
Revenue from Contracts with Customers
Rides Revenue
The Company derives revenue primarily from fees paid by Rides Drivers for the use of the Company’s platform(s) and related service to facilitate and complete ridesharing services and, in certain markets, revenue from fees paid by End-Users for connection services obtained via the platform.
Other Revenue
Other revenue consists primarily of revenue from the Company’s Uber for Business (“U4B”), financial partnerships products and other immaterial revenue streams.

Eats Revenue
The Company derives revenue for Eats from Restaurants’ and Delivery People’s use of the Eats platform and related service to facilitate and complete Eats transactions. Additionally, in certain markets where the Company is responsible for delivery services, delivery fees charged to end-users are also included in revenue, while payments to Delivery People in exchange for delivery services are recognized in cost of revenue.
Freight Revenue
Freight revenue consists primarily of revenue from freight transportation services provided to shippers.
Other Bets Revenue
Other Bets revenue consists primarily of revenue from New Mobility products, including dockless e-bikes, Platform Incubator group offerings, which are responsible for innovating new services and use cases on the Company’s platform to drive long-term growth and cross-platform customer engagement, and other immaterial revenue streams.
Contract Balances
The Company’s contract assets for performance obligations satisfied prior to payment or contract liabilities for consideration collected prior to satisfying the performance obligations are not material as of December 31, 2019 and March 31, 2020.
Remaining Performance Obligations
As a result of a single contract entered into with a customer during 2018, the Company had $74 million of consideration allocated to an unfulfilled performance obligation as of March 31, 2020. Revenue recognized during the three months ended March 31, 2019 and 2020 related to the contract was not material.
The Company’s remaining performance obligation is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of March 31, 2020	$52	$22	$74

Note 3 – Investments and Fair Value Measurement
Investments
The Company’s investments on the condensed consolidated balance sheets consisted of the following as of December 31, 2019 and March 31, 2020 (in millions):

	As of
	December 31, 2019	March 31, 2020
Classified as short-term investments:
Marketable debt securities (1):
Commercial paper	148	248
U.S. government and agency securities	93	186
Corporate bonds	199	397
Short-term investments	$440	$831

Classified as investments:
Non-marketable equity securities
Didi (2)	$7,953	$6,299
Other (3)	204	272
Non-marketable debt securities
Grab (4)	2,336	2,109
Other (3)	34	7
Investments	$10,527	$8,687
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.
(2) On August 1, 2016, the Company completed the sale of the Company’s interest in Uber China to Didi and received approximately 52 million shares of Didi’s Series B-1 preferred stock as consideration valued at approximately $6.0 billion at time of transaction.
(3) These balances include certain investments in securities recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.
(4) Recorded at fair value with changes in fair value recorded in other comprehensive income (loss), net of tax, unless subject to credit loss.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2019				As of March 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$5,104	$—	$—	$5,104	$4,778	$—	$—	$4,778
Commercial paper	—	233	—	233	—	355	—	355
U.S. government and agency securities	—	153	—	153	—	269	—	269
Corporate bonds	—	199	—	199	—	403	—	403
Non-marketable debt securities	—	—	2,370	2,370	—	—	2,116	2,116
Non-marketable equity securities	—	—	98	98	—	—	21	21
Total financial assets	$5,104	$585	$2,468	$8,157	$4,778	$1,027	$2,137	$7,942

During the three months ended March 31, 2020, the Company did not make any transfers between the levels of the fair value hierarchy.

The following table summarizes the amortized cost and fair value of the Company’s debt securities with a stated contractual maturity or redemption date as of March 31, 2020 (in millions):

	As of March 31, 2020
	Amortized Cost	Fair Value
Within one year	$797	$797
One year through five years	2,514	2,339
Total	$3,311	$3,136

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of the Company’s debt securities at fair value on a recurring basis as of December 31, 2019 and March 31, 2020 (in millions):

	As of December 31, 2019				As of March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$233	$—	$—	$233	$355	$—	$—	$—	$355
U.S. government and agency securities	153	—	—	153	269	—	—	—	269
Corporate bonds	199	—	—	199	405	—	(2)	—	403
Non-marketable debt securities	2,309	61	—	2,370	2,312	—	(23)	(173)	2,116
Total	$2,894	$61	$—	$2,955	$3,341	$—	$(25)	$(173)	$3,143

The following table presents information about the allowance for credit losses on debt securities (in millions):

Non-marketable Debt Securities
Balance as of January 1, 2020	$—
Impact due to adoption of ASU 2016-13	—
Credit losses on securities for which credit losses were not previously recorded	(173)
Balance as of March 31, 2020	$(173)

The Company measures its cash equivalents and certain investments at fair value. Level 1 instrument valuations are based on quoted market prices of the identical underlying security. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations are valued based on unobservable inputs and other estimation techniques due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.
The Company’s Level 3 non-marketable debt securities as of December 31, 2019 and March 31, 2020 primarily consist of redeemable preferred stock investments in privately held companies without readily determinable fair values.
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
An increase or decrease in any of the unobservable inputs in isolation, such as the security price in a significant financing transaction of the investee, could result in a material increase or decrease in the Company’s estimate of fair value. Other unobservable inputs, including short-term revenue projections, time to liquidity, and volatility are less sensitive to the valuation in the respective reporting periods, as a result of the primary weighting on the investee’s financing transactions. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the Company’s estimate of fair value.

The following table summarizes information about the significant unobservable inputs used in the fair value measurement for the Company’s investment in Grab as of December 31, 2019 and March 31, 2020:

Fair value method	Relative weighting	Key unobservable input
Financing transactions	100%	Transaction price per share	$6.16
		Volatility	54% - 62%
		Estimated time to liquidity	2.25 - 2.5 years

The Company determines realized gains or losses on the sale of equity and debt securities on a specific identification method. The Company did not recognize any other-than-temporary impairment losses during three months ended March 31, 2019.
At March 31, 2020, the Company determined the fair value of its available-for-sale debt securities in Grab had declined below their amortized cost based on an analysis of the observed valuation declines of Grab’s publicly-traded competitive peer group and representative stock market indices. These observed inputs are considered indicative of changes in the fair value of the Grab securities. Using the analysis, the Company computed a downward market adjustment of 10% that was applied to the valuation derived from Grab’s latest financing transaction which occurred earlier in the first quarter of 2020 and prior to the announcement of COVID-19 as a global pandemic, impacting global demand for ridesharing services. As a result, the carrying value of the investment in Grab was reduced by $230 million; $57 million reduced the previously recognized unrealized gain in other comprehensive income (loss), net of tax, and the remaining $173 million, representing the difference between the fair value and amortized cost of the securities, was recognized as an allowance for credit loss in the condensed consolidated balance sheet and a corresponding credit-related impairment charge recorded to other income (expense), net in the condensed consolidated statement of operations. Due to the significant uncertainty about Grab’s ability to repay the redemption amount of the securities on the redemption date, the amount expected to be collected is considered to be less than the fair value of the securities. Therefore, the entire decline in fair value below amortized cost was considered to reflect a credit-related impairment charge.
The following table presents a reconciliation of the Company’s financial assets measured and recorded at fair value on a recurring basis as of March 31, 2020, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Debt Securities	Non-marketable Equity Security
Balance as of December 31, 2018	$2,370	$—
Total net gains (losses)
Included in earnings	(8)	11
Included in other comprehensive income (loss)	4	—
Purchases (1)	4	56
Transfers (2)	—	31
Balance as of December 31, 2019	2,370	98
Total net gains (losses)
Included in earnings	(27)	(87)
Included in other comprehensive income (loss)	(57)	—
Purchases (1)	3	10
Impairments	(173)	—
Balance as of March 31, 2020	$2,116	$21

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
There is significant uncertainty over the collectability of the contractual interest on the Grab investment and as a result the Company has elected to apply a non-accrual policy to this investment. In determining whether a non-accrual policy is appropriate, the Company considered, among other factors, the reasonable possibility of a Grab initial public offering, the ability of Grab to pay the accumulated interest on all preferred securities on or after the redemption date, and the likelihood of a redemption occurring. If the Company had recorded accrued interest on the Series G preference shares, $34 million and $36 million of additional interest income would have been recognized for the three months ended March 31, 2019 and 2020, respectively.
Assets Measured at Fair Value on a Non-Recurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Non-Marketable Equity Securities
The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to its investment in Didi. The carrying value of its non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the condensed consolidated statements of operations. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of these securities based on valuation methods, including the common stock equivalent (“CSE”) and option pricing model (“OPM”) methods, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities it holds.
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the condensed consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the three months ended March 31, 2019 and 2020. The amounts are based on the selling price of newly issued shares of similar preferred stock to new investors using a hybrid method which applies probabilities to possible scenarios valued using the CSE method, and OPM, which contemplates the rights and preferences of the securities the Company holds.

(In millions)	Three Months Ended March 31,
	2019	2020
Upward adjustments	$—	$—
Downward adjustments (including impairment)	—	(1,690)
Total unrealized gain for non-marketable equity securities	$—	$(1,690)

The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. This evaluation consisted of several factors including, but not limited to, an assessment of a significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which the Company’s investees operate, and other publicly available information that affected the value of the its non-marketable equity securities. As a result of the deterioration in economic and market conditions arising from COVID-19, the Company determined an impairment indicator existed as of March 31, 2020 and the fair value of certain investments, primarily its investment in Didi, was less than their carrying value.
To determine the fair value of the Company’s investment in Didi as of March 31, 2020, the Company utilized a hybrid approach, incorporating a CSE method along with an OPM, weighted at 80% and 20%, respectively. The CSE method assumes an if-converted scenario, where the OPM approach allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences. The Company computed a range of market adjustments based on observed market valuation declines of Didi’s representative stock market indices and publicly-traded competitive peer group since the latest transaction in similar securities occurred in the prior year and prior to the announcement of COVID-19 as a global pandemic, impacting global demand for ridesharing services. These inputs are considered indicative of changes in the fair value of Didi equity. Market adjustments within the range were applied to the Didi equity valuation derived from the latest financing transaction in similar securities which were then used in the CSE and OPM approaches to obtain the fair value of the Didi securities owned by the Company. A lower adjustment within the range was applied to the enterprise value used in the CSE allocation compared to a higher downward adjustment for purposes of allocating value in the OPM approach. The value adjustment differential was attributable to several factors including possible exit scenarios, as an IPO event would result in higher valuation (due to access to public markets and reduction in cost of capital), reduces valuation uncertainty, and generally assumes market and macro-economic conditions that are comparatively more favorable than an otherwise prolonged stay-private scenario. As a result of the valuation performed, the Company recorded an impairment charge of $1.7 billion in other income (expense), net in the Company’s condensed consolidated statement of operations during the three months ended March 31, 2020.
The following table summarizes information about the significant unobservable inputs used in the valuation for the Company’s investment in Didi as of March 31, 2020:

Fair value method	Key unobservable input
CSE	Market adjustment	(20)%

OPM	Volatility	39%
	Estimated time to liquidity	2.0 years
	Market adjustment	(40)%

The Company did not record any realized gains or losses for the Company’s non-marketable equity securities measured at fair value on a non-recurring basis as of March 31, 2020.
The following table summarizes the total carrying value of the Company’s non-marketable equity securities measured at fair value on a non-recurring basis held as of December 31, 2019 and March 31, 2020 including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2019	March 31, 2020
Initial cost basis	$6,075	$6,256
Upward adjustments	1,984	1,984
Downward adjustments (including impairment)	—	(1,690)
Total carrying value at the end of the period	$8,059	$6,550

Note 4 – Equity Method Investments
The carrying value of the Company’s equity method investments as of December 31, 2019 and March 31, 2020 were as follows (in millions):

	As of
	December 31, 2019	March 31, 2020
MLU B.V.	$1,224	$1,244
Mission Bay 3 & 4 (1)	140	50
Other	—	5
Equity method investments	$1,364	$1,299
(1) Refer to Note 14 – Variable Interest Entities (“VIEs”) for further information on the Company’s interest in Mission Bay 3 & 4.
MLU B.V.
During the first quarter of 2018, the Company closed a transaction that contributed the net assets of its Uber Russia/CIS operations into a newly formed private limited liability company (“MLU B.V.” or “Yandex.Taxi joint venture”), with Yandex and the Company holding ownership interests in MLU B.V. In exchange for consideration contributed, the Company received a seat on MLU B.V.’s board and a 38% equity ownership interest consisting of common stock in MLU B.V. Certain contingent equity issuances of MLU B.V. may dilute the Company’s equity ownership interest to approximately 35%. The investment was determined to be an equity method investment due to the Company’s ability to exercise significant influence over MLU B.V. The initial fair value of the Company’s equity method investment in MLU B.V. was estimated using discounted cash flows of MLU B.V. The equity ownership interest in MLU B.V. was 38% as of March 31, 2020. For the three months ended March 31, 2020, an immaterial amount of loss was recognized from MLU B.V. equity method investment.
Included in the carrying value of MLU B.V. is the basis difference, net of amortization, between the original cost of the investment and the Company's proportionate share of the net assets of MLU B.V. The carrying value of the equity method investment is primarily adjusted for the Company’s share in the income or losses of MLU B.V. and amortization of basis differences. Equity method goodwill and intangible assets, net of accumulated amortization are also adjusted for currency translation adjustments representing fluctuations between the functional currency of the investee, the Ruble and the U.S. Dollar. The Ruble depreciated against the U.S. dollar by approximately 22% between December 31, 2019 and March 31, 2020. The movement in exchange rates will be reflected in the carrying value of the investment with a corresponding adjustment to other comprehensive income (loss) in the Company’s condensed consolidated financial statements at June 30, 2020 as the Company records its share of MLU B.V.’s earnings and reflects its share of MLU B.V.'s net assets on a one-quarter lag basis.

The table below provides the composition of the basis difference as of March 31, 2020 (in millions):

As of March 31, 2020
Equity method goodwill	$801
Intangible assets, net of accumulated amortization	112
Deferred tax liabilities	(25)
Cumulative currency translation adjustments	(64)
Basis difference	$824

The Company amortizes the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible asset is approximately 4.6 years as of March 31, 2020. Equity method goodwill is not amortized. The investment balance is reviewed for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable. As of March 31, 2020, the Company determined that there was no other-than-temporary impairment of its investment in MLU B.V. as there was no indication that fair value was below carrying value based, in particular, on consideration of the financial performance of the investee, indication of fair value of the investee and the limited impact of the pandemic in the market in which the investee operates through that date. Indicators of impairment, including any future effect of the pandemic and related government actions as well as other factors, will continue to be monitored.
Mission Bay 3 & 4
The Mission Bay 3 & 4 JV refers to Event Center Office Partners, LLC (“ECOP”), a joint venture entity established in March 2018, by Uber and two companies (“LLC Partners”) to manage the construction and operation of two office buildings owned by two ECOP wholly-owned subsidiaries. The Company contributed $136 million cash in exchange for a 45% interest in ECOP. The two LLC Partners own 45% and 10%, respectively. The amount of contributed cash was recorded as an equity method investment as of December 31, 2019.
In March 2020, two ECOP wholly-owned subsidiaries took out new loans. Upon closing the new financing, the proceeds were used to first pay off the existing construction loan, then to cover the required operation reserve as well as various financing cost, and last, the remaining proceeds were distributed back to the Uber and LLC Partners based on their ownership percentage. As a result, Uber received $91 million from the ECOP as a return of capital investment, and reduced the investment carrying value by the same amount.
As of March 31, 2020, the equity method investment for Mission Bay 3 & 4 was $50 million. The equity ownership interest in ECOP was 45% as of December 31, 2019 and March 31, 2020. For the three months ended March 31, 2020, an immaterial amount of equity earnings was recognized. As of December 31, 2019 and March 31, 2020, the Company determined that there was no impairment of its investment in ECOP.
Note 5 – Leases
The components of lease expense were as follows (in millions):

	Three Months Ended March 31,
	2019	2020
Lease cost
Finance lease cost:
Amortization of assets	$36	$44
Interest on lease liabilities	4	4
Operating lease cost	67	95
Short-term lease cost	8	6
Variable lease cost	25	30
Sublease income	(1)	(1)
Total lease cost	$139	$178

The Company did not enter into nor commence any new material operating or finance leases during the three months ended March 31, 2020. The assumptions used to value new leases for the periods presented were as follows:

	As of
	December 31, 2019	March 31, 2020
Weighted-average remaining lease term
Operating leases	16 years	15 years
Finance leases	2 years	2 years
Weighted-average discount rate
Operating leases	7.1%	7.1%
Finance leases	5.0%	4.8%

Maturities of lease liabilities were as follows (in millions):

	As of March 31, 2020
	Operating Leases	Finance Leases
Remainder of 2020	$129	$138
2021	264	137
2022	295	54
2023	253	—
2024	210	—
Thereafter	2,213	—
Total undiscounted lease payments	3,364	329
Less: imputed interest	(1,640)	(14)
Total lease liabilities	$1,724	$315

As of March 31, 2020, the Company had additional operating leases and finance leases, primarily for corporate offices and servers, that have not yet commenced of $586 million and $16 million, respectively. These operating and finance leases will commence between fiscal years 2020 and 2022 with lease terms ranging from 5 to 11 years.
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
In 2016, the Company and the JV Partner agreed to dissolve the JV and terminate the Company’s commitment to the lease of the Headquarters (together “the real estate transaction”) and the Company retained a 49% indirect interest in the Land (“Indirect Interest”). Under the terms of the real estate transaction, the Company obtained the rights and title to the partially constructed building, will complete the development of the two office buildings and retain a 100% ownership in the buildings. In connection with the real estate transaction, the Company also executed two 75-year land lease agreements (“Land Leases”). As of March 31, 2020, commitments under the Land Leases total $161 million until February 2032. After 2032, the annual rent amount will adjust annually based on the prevailing consumer price index.
The real estate transaction is accounted for as a financing transaction of the Company’s 49% Indirect Interest due to the Company’s continuing involvement through a purchase option on the Indirect Interest. As a financing transaction, the cash and deferred sales proceeds received from the real estate transaction are recorded as a financing obligation. As of March 31, 2020, the Company’s Indirect Interest of $65 million is included in property and equipment, net and a corresponding financing obligation of $78 million is included in other long-term liabilities. Future land lease payments of $1.7 billion will be allocated 49% to the financing obligation of the Indirect Interest and 51% to the operating lease of land.

Future minimum payments related to the financing obligations as of March 31, 2020 are summarized below (in millions):

Future Minimum Payments
Fiscal Year Ending December 31,
Remainder of 2020	$4
2021	6
2022	6
2023	6
2024	6
Thereafter	827
Total	$855

Note 6 – Goodwill and Intangible Assets
On January 2, 2020, the Company completed the acquisition of substantially all of the assets of Careem Inc. (“Careem”) and certain of its subsidiaries. The acquisition was accounted for as a business combination, resulting in an increase of $2.5 billion in goodwill and $540 million in intangible assets. Refer to Note 16 – Business Combination for further information.
Goodwill
The following table presents the changes in the carrying value of goodwill, by segment, for the three months ended March 31, 2020 (in millions):

	Rides	Eats	Freight	Other Bets	ATG and Other Technology Programs	Total Goodwill
Balance as of December 31, 2019	$25	$13	$—	$100	$29	$167
Acquisitions (Note 16)	2,515	—	—	—	—	2,515
Goodwill impairment	—	—	—	(100)	—	(100)
Foreign currency translation adjustment	(16)	—	—	—	—	(16)
Balance as of March 31, 2020	$2,524	$13	$—	$—	$29	$2,566

Market, macroeconomic and business conditions resulting from the COVID-19 pandemic indicated that it was more likely than not that the carrying value of the Company’s New Mobility reporting unit within its Other Bets segment exceeded its fair value. Therefore, the Company assessed whether goodwill was impaired as of March 31, 2020 by comparing the fair value of the New Mobility reporting unit to its carrying value. Fair value was determined by referencing market valuation multiples implied by companies that have comparable businesses which is a Level 3 measurement. The carrying value of the Company’s New Mobility reporting unit exceeded its fair value, and as a result, a goodwill impairment charge of $100 million was recorded in general and administrative expenses in the condensed consolidated statement of operations, after consideration of impairments of long-lived and other assets of the reporting unit.
During the three months ended March 31, 2020, the Company recognized impairment charges to intangible assets, certain property and equipment and spare parts inventory in its New Mobility reporting unit. The impairment charges to intangible assets of $23 million, property and equipment of $47 million, and spare parts inventory of $23 million were recorded in general and administrative expenses in the condensed consolidated statement of operations.
In light of the impact of the COVID–19 pandemic on macroeconomic conditions and demand for Rides, the Company also considered whether it was more likely than not the fair value of its Rides reporting unit was below its carrying value. Based on an analysis of qualitative and quantitative factors, including market valuation multiples of public companies operating in the same business and considering the significant excess of the fair value attributable to the Rides reporting unit over its carrying value, the Company determined that the Rides goodwill was not impaired as of March 31, 2020.
Except as noted above, for the three months ended March 31, 2020, the Company concluded that there was no impairment to its other reporting units.

Intangible Assets
The components of intangible assets, net as of December 31, 2019 and March 31, 2020 were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2019
Developed technology (1)	$94	$(35)	$59	3
Patents	16	(4)	12	8
Other	3	(3)	—	—
Intangible assets	$113	$(42)	$71

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Weighted Average Remaining Useful Life - Years
March 31, 2020
Rider relationships (1)	$268	$(5)	$—	$263	15
Captains network (1)	40	(10)	—	30	1
Developed technology (1), (2)	204	(44)	(23)	137	4
Trade names (1)	120	(3)	—	117	10
Patents	16	(5)	—	11	8
Other	5	(3)	—	2	—
Intangible assets	$653	$(70)	$(23)	$560
(1) Includes intangible assets acquired from Careem. Refer to Note 16 – Business Combination for further information.
(2) Developed technology intangible assets include in-process research and development (“IPR&D”), which is not subject to amortization, of $31 million and $31 million as of December 31, 2019 and March 31, 2020, respectively.
Amortization expense for intangible assets subject to amortization was $4 million and $28 million for the three months ended March 31, 2019 and 2020, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2020 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2020	$76
2021	60
2022	59
2023	59
2024	31
Thereafter	242
Total	$527

Note 7 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates were as follows (in millions, except for percentages):

	As of
	December 31, 2019	March 31, 2020	Effective Interest Rate
2016 Senior Secured Term Loan	$1,113	$1,110	6.1%
2018 Senior Secured Term Loan	1,478	1,474	6.2%
2023 Senior Note	500	500	7.7%
2026 Senior Note	1,500	1,500	8.1%
2027 Senior Note	1,200	1,200	7.7%
Total debt	5,791	5,784
Less: unamortized discount and issuance costs	(57)	(54)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$5,707	$5,703

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
The 2016 Senior Secured Term Loan is guaranteed by certain material domestic restricted subsidiaries of the Company. The 2016 Senior Secured Term Loan agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. The Company was in compliance with all covenants as of March 31, 2020. The credit agreement also contains customary events of default. The loan is secured by certain intellectual property of the Company and equity of certain material foreign subsidiaries. The 2016 Senior Secured Term Loan also contains restrictions on the payment of dividends.
2018 Senior Secured Term Loan
In April 2018, the Company entered into a secured term loan agreement with a syndicate of lenders to issue secured floating-rate term loans totaling $1.5 billion in proceeds, net of debt discount of $8 million and debt issuance costs of $15 million, with a maturity date of April 2025 (the “2018 Senior Secured Term Loan”). The 2018 Senior Secured Term Loan was issued on a pari passu basis with the existing 2016 Senior Secured Term Loan. The debt discount and debt issuance costs are being amortized to interest expense at an effective interest rate of 6.2%. The 2018 Senior Secured Term Loan is guaranteed by certain material domestic restricted subsidiaries of the Company. The 2018 Senior Secured Term Loan agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. The Company was in compliance with all covenants as of March 31, 2020. The credit agreement also contains customary events of default. The loan is secured by certain intellectual property of the Company and equity of certain material foreign subsidiaries.
The fair values of the Company’s 2016 Senior Secured Term Loan and the 2018 Senior Secured Term Loan were $1.0 billion and $1.3 billion, respectively, as of March 31, 2020 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
2023, 2026 and 2027 Senior Notes
In October 2018, the Company issued five-year notes with an aggregate principal amount of $500 million due on November 1, 2023 and eight-year notes with an aggregate principal amount of $1.5 billion due on November 1, 2026 (the “2023 and 2026 Senior Notes”) in a private placement offering totaling $2.0 billion. The Company issued the 2023 and 2026 Senior Notes at par and paid approximately $9 million for debt issuance costs. The interest is payable semi-annually in arrears on May 1 and November 1 of each year at 7.5% per annum and 8.0% per annum, respectively, beginning on May 1, 2019, and the entire principal amount is due at the time of maturity.
In September 2019, the Company issued eight-year notes with an aggregate principal amount of $1.2 billion due on September 15, 2027 (the “2027 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities

Act. The Company issued the 2027 Senior Notes at par and paid approximately $11 million for debt issuance costs. The interest is payable semi-annually in arrears on March 15 and September 15 of each year at 7.5% per annum, beginning on March 15, 2020, and the entire principal amount is due at the time of maturity.
The 2023, 2026 and 2027 Senior Notes are guaranteed by certain material domestic restricted subsidiaries of the Company. The indentures governing the 2023, 2026 and 2027 Senior Notes contain customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt and incur liens. The Company was in compliance with all covenants as of March 31, 2020.
The fair values of the Company’s 2023, 2026 and 2027 Senior Notes were $491 million, $1.5 billion, and $1.2 billion, respectively, as of March 31, 2020 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
The following table presents the amount of interest expense recognized relating to the contractual interest coupon, amortization of the debt discount and issuance costs, and the internal rate of return (“IRR”) payout with respect to the Senior Secured Term Loan, the Convertible Notes, and the Senior Notes for the three months ended March 31, 2019 and 2020 (in millions):

	Three Months Ended March 31,
	2019	2020
Contractual interest coupon	$140	$105
Amortization of debt discount and issuance costs	53	3
8% IRR payout	17	—
Total interest expense from long-term debt	$210	$108

Revolving Credit Arrangements
The Company has a revolving credit agreement initially entered in 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). In conjunction with the Company’s entry into the 2016 Senior Secured Term Loan, the revolving credit facility agreements were amended to include as collateral the same intellectual property of the Company and the same equity of certain material foreign subsidiaries that were pledged as collateral under the 2016 Senior Secured Term Loan. The credit facility may be guaranteed by certain material domestic restricted subsidiaries of the Company based on certain conditions. The credit agreement contains customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of March 31, 2020, there was no balance outstanding on the Revolving Credit Facility.
Letters of Credit
The Company’s insurance subsidiary maintains agreements for letters of credit to guarantee the performance of insurance related obligations that are collateralized by cash or investments of the subsidiary. For purposes of securing obligations related to leases and other contractual obligations, the Company also maintains an agreement for letters of credit, which is collateralized by the Company’s Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2019 and March 31, 2020, the Company had letters of credit outstanding of $570 million and $580 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $213 million and $219 million, respectively.
Note 8 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2019 and March 31, 2020 were as follows (in millions):

	As of
	December 31, 2019	March 31, 2020
Prepaid expenses	$571	$491
Other receivables	428	486
Other	300	265
Prepaid expenses and other current assets	$1,299	$1,242

Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2019 and March 31, 2020 were as follows (in millions):

	As of
	December 31, 2019	March 31, 2020
Accrued legal, regulatory and non-income taxes	$1,539	$1,680
Accrued Drivers and Restaurants liability	369	219
Accrued professional and contractor services	352	304
Accrued compensation and employee benefits	403	208
Accrued marketing expenses	114	86
Other accrued expenses	361	422
Unsecured convertible notes in connection with Careem acquisition (1)	—	891
Commitment to issue unsecured convertible notes in connection with Careem acquisition (2)	—	463
Income and other tax liabilities	194	124
Government and airport fees payable	162	105
Short-term finance lease obligation for computer equipment	165	167
Accrued interest on long-term debt	93	110
Short-term deferred revenue	76	104
Other	222	255
Accrued and other current liabilities	$4,050	$5,138

(1) As of March 31, 2020, the Company's condensed consolidated balance sheet included initial unsecured convertible notes liability of $891 million in connection with the acquisition of Careem. On April 1, 2020, the initial unsecured convertible notes became payable and the Company paid $891 million to settle this liability. Refer to Note 16 – Business Combination and Note 18 – Subsequent Events, respectively for further information.
(2) As of March 31, 2020, the Company's condensed consolidated balance sheet included a short-term commitment to issue unsecured convertible notes of $463 million in connection with the acquisition of Careem. Refer to Note 16 – Business Combination for further information.
Other Long-Term Liabilities
Other long-term liabilities as of December 31, 2019 and March 31, 2020 were as follows (in millions):

	As of
	December 31, 2019	March 31, 2020
Deferred tax liabilities	$1,027	$793
Commitment to issue unsecured convertible notes in connection with Careem acquisition (1)	—	298
Financing obligation	78	78
Income tax liabilities	70	80
Other	237	249
Other long-term liabilities	$1,412	$1,498

(1) As of March 31, 2020, the Company's condensed consolidated balance sheet included a long-term commitment to issue unsecured convertible notes of $298 million in connection with the acquisition of Careem. Refer to Note 16 – Business Combination for further information.

Accumulated Other Comprehensive Loss
The changes in composition of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 and 2020 were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2018	$(228)	$40	$(188)
Other comprehensive loss before reclassifications	(54)	(4)	(58)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Other comprehensive loss	(54)	(4)	(58)
Balance as of March 31, 2019	$(282)	$36	$(246)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2019	$(231)	$44	$(187)
Other comprehensive loss before reclassifications (1)	(148)	(60)	(208)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Other comprehensive loss	(148)	(60)	(208)
Balance as of March 31, 2020	$(379)	$(16)	$(395)

(1) During the three months ended March 31, 2020, other comprehensive loss before reclassifications includes an unrealized loss of $57 million relating to the Company's investment in Grab for which a credit loss was recorded. Refer to Note 3 – Investments and Fair Value Measurement for further information.
Other Income (Expense), Net
The components of other income (expense), net, for the three months ended March 31, 2019 and 2020 were as follows (in millions):

	Three Months Ended March 31,
	2019	2020
Interest income	$44	$38
Foreign currency exchange gains (losses), net	(1)	(28)
Gain on business divestiture (1)	—	154
Unrealized gain (loss) on debt and equity securities, net (2)	16	(114)
Impairment of debt and equity securities (3)	—	(1,863)
Change in fair value of embedded derivatives	175	—
Other	26	18
Other income (expense), net	$260	$(1,795)

(1) During the three months ended March 31, 2020, gain on business divestiture represents a $154 million gain on the sale of the Company's Uber Eats India operations to Zomato Media Private Limited (“Zomato”). Refer to Note 17 – Divestitures for further information.
(2) During the three months ended March 31, 2019 and 2020, the Company recorded changes to the fair value of investments in securities accounted for under the fair value option.
(3) During the three months ended March 31, 2020, the Company recorded an impairment charge of $1.9 billion, primarily related to its investment in Didi and an allowance for credit loss recorded on its investment in Grab. Refer to Note 3 – Investments and Fair Value Measurement for further information.

Note 9 – Stockholder's Equity
Equity Compensation Plans
The Company maintains four equity compensation plans that provide for the issuance of shares of the Company’s common stock to its officers and other employees, directors, and consultants: the 2010 Stock Plan (the “2010 Plan”), the 2013 Equity Incentive Plan (the “2013 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and the 2019 Employee Stock Purchase Plan (the “ESPP”), which have all been approved by stockholders. Following the Company’ initial public offering (“IPO”), the Company has only issued awards under the 2019 Plan and the ESPP, and no additional awards will be granted under the 2010 and 2013 Plans. These plans provide for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance-based awards, and other awards (that are based in whole or in part by reference to the Company’s common stock).
Stock Option and SAR Activity
A summary of stock option and SAR activity for the three months ended March 31, 2020 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2019	337	34,801	$9.79	4.75	$746
Granted	—	1,194	11.55
Exercised	(2)	(4,490)	3.06
Canceled and forfeited	(24)	(220)	21.14
As of March 31, 2020	311	31,285	$10.72	4.68	$599
Vested and expected to vest as of March 31, 2020	198	25,331	$5.41	4.31	$585
Exercisable as of March 31, 2020	198	25,331	$5.41	4.31	$585
RSU Activity
The following table summarizes the activity related to the Company’s RSUs for the three months ended March 31, 2020 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2019	84,743	$39.82
Granted	43,229	$22.91
Vested	(8,949)	$41.49
Canceled and forfeited	(3,817)	$41.32
Unvested and outstanding as of March 31, 2020	115,206	$34.03

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the three months ended March 31, 2019 and 2020 (in millions):

	Three Months Ended March 31,
	2019	2020
Operations and support	$1	$25
Sales and marketing	1	14
Research and development	3	167
General and administrative	6	71
Total	$11	$277

As of March 31, 2020, there was $2.7 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.81 years.
The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements were not material during the three months ended March 31, 2019 and 2020, respectively.
Note 10 – Income Taxes
The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company recorded an income tax expense/(benefit) of $19 million and $(242) million for the three months ended March 31, 2019 and 2020, respectively. During the three months ended March 31, 2019, income tax expense was primarily driven by current tax on foreign earnings partially offset by the benefit of U.S. losses. During the three months ended March 31, 2020, the income tax benefit was primarily driven by the deferred U.S. tax impact of the impairment charges related to the Company’s investments in Didi and Grab, the deferred China tax impact of the impairment charge related to the Company’s investment in Didi, and to a lesser extent, the benefit of U.S. losses and current tax on foreign earnings. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on the Company’s U.S. and Netherlands’ deferred tax assets, foreign tax rate differences, and the benefit from the impairment charges related the Company’s investments in Didi and Grab.
During the three months ended March 31, 2020, the amount of gross unrecognized tax benefits increased by $55 million, of which substantially all, if recognized, would not affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company is also under routine examination by federal, various state, and foreign tax authorities. The Company believes that adequate amounts have been reserved in these jurisdictions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by federal, state or foreign tax authorities to the extent utilized in a future period. For the Company’s major tax jurisdictions, the tax years 2010 through 2020 remain open; the major tax jurisdictions are the U.S., Brazil, Netherlands, United Kingdom, Australia, and India.
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
In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of the Company’s historical ownership changes was completed through March 31, 2020. Based on the analysis, the Company does not anticipate a current limitation on the tax attributes.
In response to the Coronavirus pandemic, governments in certain countries have enacted legislation, including the Coronavirus Aid, Relief, and Economic Security Act enacted by the United States on March 27, 2020. The Company currently does not expect a material impact on the provision for income tax as a result of recent legislative developments.

Note 11 – Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended March 31,
	2019	2020
Basic net loss per share:
Numerator
Net loss including non-controlling interests	$(1,016)	$(2,946)
Less: net loss attributable to non-controlling interests, net of tax	4	10
Net loss attributable to common stockholders	$(1,012)	$(2,936)
Denominator
Basic weighted-average common stock outstanding	453,543	1,724,367
Basic net loss per share attributable to common stockholders (1)	$(2.23)	$(1.70)
Diluted net loss per share:
Numerator
Net loss attributable to common stockholders	$(1,012)	$(2,936)
Add: Change in fair value of MLU B.V. put/call feature	(12)	—
Diluted net loss attributable to common stockholders	$(1,024)	$(2,936)
Denominator
Number of shares used in basic net loss per share computation	453,543	1,724,367
Weighted-average effect of potentially dilutive securities:
Common stock subject to a put/call feature	76	—
Diluted weighted-average common stock outstanding	453,619	1,724,367
Diluted net loss per share attributable to common stockholders (1)	$(2.26)	$(1.70)

(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended March 31,
	2019	2020
Redeemable convertible preferred stock	904,530	—
Convertible notes	202,733	—
Stock options	42,466	31,285
Restricted common stock with performance condition	1,939	—
Common stock subject to repurchase	1,570	109
Warrants to purchase redeemable convertible preferred stock	150	—
SARs	803	—
RSUs to settle fixed monetary awards	999	248
RSUs	168,210	115,206
Shares committed under ESPP	—	5,452
Warrants to purchase common stock	187	126
Careem convertible notes	—	30,387
Total	1,323,587	182,813

Note 12 – Segment Information and Geographic Information
The Company determined its operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance.
In the third quarter of 2019, the Company determined it has five operating and reportable segments: Rides, Eats, Freight, Other Bets, and Advanced Technologies Group (“ATG”) and Other Technology Programs. Prior to the third quarter of 2019, the Company had two segments, Core Platform and Other Bets. The Company revised prior comparative periods to conform to the current period segment presentation. The Company’s five segments are as follows:

Segment	Description

Rides
The Rides products connect consumers with Drivers who provide rides in a variety of vehicles, such as cars, auto rickshaws, motorbikes, minibuses, or taxis. Rides also includes activity related to the Company’s U4B, Financial Partnerships, and Vehicle Solutions offerings.

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
For information about how the Company’s reportable segments derive revenue, refer to Note 2 – Revenue. The Company’s segment operating performance measure is segment adjusted EBITDA. The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment. Segment adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, operations and support, sales and marketing, and general and administrative and research and development expenses associated with the Company’s segments. Segment adjusted EBITDA also excludes any non-cash items or items that management does not believe are reflective of the Company’s ongoing core operations (as shown in the table below). The following table provides information about the Company’s segments and a reconciliation of the total segment adjusted EBITDA to loss from operations (in millions):

	Three Months Ended March 31,
	2019	2020
Segment adjusted EBITDA:
Rides	$192	$581
Eats	(309)	(313)
Freight	(29)	(64)
Other Bets	(42)	(63)
ATG and Other Technology Programs	(113)	(108)
Total segment adjusted EBITDA	(301)	33
Reconciling items:
Corporate G&A and Platform R&D (1), (2)	(568)	(645)
Depreciation and amortization	(146)	(128)
Stock-based compensation expense	(11)	(277)
Legal, tax, and regulatory reserve changes and settlements	—	(19)
Goodwill and asset impairments/loss on sale of assets	(8)	(193)
Uber Eats India transaction and related costs	—	(10)
COVID-19 response initiatives	—	(24)
Loss from operations	$(1,034)	$(1,263)
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
Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal delivered. The following table sets forth revenue by geographic area for the three months ended March 31, 2019 and 2020 (in millions):

	Three Months Ended March 31,
	2019	2020
United States	$1,757	$1,991
All other countries	1,342	1,552
Total revenue	$3,099	$3,543

Revenue grouped by offerings is included in Note 2 – Revenue.
Note 13 – Commitments and Contingencies
Purchase Commitments
The Company has commitments for network and cloud services, background checks, and other items in the ordinary course of business with varying expiration terms through 2034. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated. As of March 31, 2020, there were no material changes to the Company’s purchase commitments disclosed in the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.
Contingencies
From time to time, the Company may be a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2019 and March 31, 2020, the Company had recorded aggregate liabilities of $1.5 billion and $1.7 billion, respectively, in accrued and other current liabilities on the condensed consolidated balance sheets for all of its legal, regulatory and non-income tax matters that were probable and reasonably estimable.

The Company is currently party to various legal and regulatory matters that have arisen in the normal course of business and include, among others, alleged independent contractor misclassification claims, Fair Credit Reporting Act (“FCRA”) claims, background check violations, pricing and advertising claims, unfair competition claims, intellectual property claims, employment discrimination and other employment-related claims, Telephone Consumer Protection Act (“TCPA”) claims, Americans with Disabilities Act (“ADA”) claims, data and privacy claims, securities claims, antitrust claims, challenges to regulations, and other matters. The Company has existing litigation, including class actions, PAGA lawsuits, arbitration claims, and governmental administrative and audit proceedings, asserting claims by or on behalf of Drivers that Drivers are misclassified as independent contractors. In connection with the enactment of California State Assembly Bill 5 (“AB5”), the Company has received and expects to continue to receive - in California and in other jurisdictions - an increased number of misclassification claims. With respect to the Company’s outstanding legal and regulatory matters, based on its current knowledge, the Company believes that the ultimate amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows. The outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. If one or more of these matters were resolved against the Company for amounts in excess of management's expectations, the Company's results of operations, financial condition or cash flows could be materially adversely affected.
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
The Company has received lawsuits and governmental inquiries relating to AB5, in California and in other jurisdictions, and anticipates future claims, lawsuits, arbitration proceedings, administrative actions, and government investigations and audits challenging the Company’s classification of Drivers as independent contractors and not employees. The Company believes that its current and historical approach to classification is supported by the law and intends to continue to defend itself vigorously in these matters. However, the results of litigation and arbitration are inherently unpredictable and legal proceedings related to these claims, individually or in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of these matters can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors. The Company cannot reasonably estimate a range of loss at this time.
State Unemployment Taxes
In December 2016, following an audit opened in 2014 investigating whether Drivers were independent contractors or employees, the Company received a Notification of Assessment from the Employment Development Department, State of California, for payroll tax liabilities. The notice retroactively imposed various payroll tax liabilities on the Company, including unemployment insurance, employment training tax, state disability insurance, and personal income tax. The Company has filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board appealing the assessment. This matter remains pending.
In 2018, the New Jersey Department of Labor (“NJDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2018. The NJDOL made an assessment on November 12, 2019, against both Rasier and Uber. Both assessments were calculated through November 15, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2018. The Company is engaged in ongoing discussions with the NJDOL about the assessments, though the NJDOL has noticed Uber for a hearing on the merits. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be estimated.
Google v. Levandowski & Ron; Google v. Levandowski
On October 28, 2016, Google filed arbitration demands against each of Anthony Levandowski and Lior Ron, former employees of Google, alleging breach of their respective employment agreements with Google, fraud and other state law violations (due to soliciting Google employees and starting a new venture to compete with Google’s business in contravention of their respective employment agreements). Google sought damages, injunctive relief, and restitution. On March 26, 2019, following a hearing, the arbitration panel issued an interim award, finding against each of Google’s former employees and awarding $127 million against Anthony Levandowski and $1 million for which both Anthony Levandowski and Lior Ron are jointly and severally liable. In July 2019, Google submitted its request for interest, attorneys fees, and costs related to these claims. The Panel’s Final Award was issued on December 6, 2019. On February 7, 2020, Ron and Google entered into a settlement agreement and mutual release to satisfy the corrected final award in the amount of approximately $10 million. Uber paid Google on behalf of Ron pursuant to an indemnification obligation. A dispute continues to exist with regard to Uber’s alleged indemnification obligation to Levandowski. Whether Uber is ultimately responsible for indemnification of Levandowski depends on the exceptions and conditions set forth in the indemnification agreement. In March 2020, Levandowski pleaded guilty to criminal trade secret charges and filed for bankruptcy. Levandowski has since moved to compel arbitration of his indemnification claim against Uber, and Uber has agreed to arbitration of the dispute. The ultimate resolution of the matter could result in a possible loss of up to $60 million or more (depending on interest incurred) in excess of the amount accrued.
Taiwan Regulatory Fines
Prior to the Company adjusting and re-launching its operating model in April 2017 to a model where government-approved rental companies provide transport services to Riders, Drivers in Taiwan and the local Uber entity have been fined by Taiwan’s Ministry of Transportation and Communications in significant numbers across Taiwan. On January 6, 2017, a new Highways Act came into effect in Taiwan which increased maximum fines from New Taiwan Dollar (“NTD”) 150,000 to NTD 25 million per offense. The Company suspended its service in Taiwan from February 10, 2017 to April 12, 2017, but a number of these fines were issued to the local Uber entity in connection with rides that took place in January and February 2017 prior to the suspension. These fines have remained outstanding while Uber appeals the tickets through the courts. Beginning in July 2018, the Taiwan Supreme Court issued a number of positive rulings in which it rejected the government’s approach of issuing one ticket per ride. The Taiwan government has appealed these rulings to the Supreme Court, which escalated the matter to its nine-justice “Grand Chamber.” A hearing is expected in May 2020, with a decision likely to follow a few months later.
Swiss Social Security Reclassification
Several Swiss government bodies currently classify Drivers as employees of Uber Switzerland, Rasier Operations B.V. or of Uber B.V. for social security or regulatory purposes. A number of such decisions have been made by these governmental bodies. The Company is challenging each of them. The Cantonal Court of Zurich issued a ruling with regard to certain test cases on July 20, 2018. The court canceled the decisions on the grounds that certain decisions were made against the Company’s Swiss local entity without proof that there is a contractual relationship between the Company’s Swiss local entity and the Drivers (who actually contract with Uber B.V.). This ruling was not appealed and the Swiss governmental bodies continue to investigate the identity of the employer. On July 5, 2019, the Swiss governmental bodies issued four decisions by which they reclassified four drivers as Uber B.V. and Rasier Operations B.V. employees and consider that Uber Switzerland should pay social security contributions. The Company has appealed those decisions. On August 19, 2019, Uber B.V. and Rasier Operations B.V. were notified of SVA Zurich’s decision to reclassify Drivers in 2014 as employees of these entities. The authorities rejected the Company’s internal appeal, so the Company plans to appeal before the Social Security Tribunal. Further, another Swiss governmental body ruled on October 30, 2019 that Uber B.V. should be qualified as a transportation company based on the view that Uber B.V. is the employer of Drivers. The Company appealed this decision. In April 2020, a ruling was made on a separate matter in Switzerland which reclassified a Driver as an employee. The Company plans to appeal this decision. The ultimate resolution of the social security matters could result in a loss of up to $125 million. The Company’s chances of success on the merits are uncertain.
Aslam, Farrar, Hoy and Mithu v. Uber B.V., Uber Britannia Ltd. and Uber London Ltd.
On October 28, 2015, a claim by 25 Drivers, including Mr. Y. Aslam and Mr. J. Farrar, was brought in the UK Employment Tribunal against the Company asserting that they should be classified as “workers” (a separate category between independent contractors and employees) in the UK rather than independent contractors. The tribunal ruled on October 28, 2016 that Drivers are workers whenever the Company’s app is switched on and they are ready and able to take trips.
The Court of Appeal rejected the Company’s appeal in a majority decision on December 19, 2018. The Company has been granted permission to appeal to the Supreme Court. A hearing at the Supreme Court is expected to take place in July 2020 with a decision in the fall of 2020. The plaintiffs have not quantified their claim and if they are successful in establishing “worker” status, any damages will be considered at a future hearing. The amount of compensation sought by the plaintiffs in the case is not currently known. If Drivers are determined to be workers, they may be entitled to additional benefits and payments, and the Company may be subject to penalties, back taxes, and fines. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be estimated.
Non-Income Tax Matters
The Company recorded an estimated liability for contingencies related to non-income tax matters and is under audit by various domestic and foreign tax authorities with regard to such matters. The subject matter of these contingent liabilities and non-income tax audits primarily arises from the Company’s transactions with its Drivers, as well as the tax treatment of certain employee benefits and related employment taxes. In jurisdictions with disputes connected to transactions with Drivers, disputes involve the applicability of transactional taxes (such as sales, value added and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such Drivers. For example, the Company is involved in a proceeding in the UK involving HMRC, the tax regulator in the UK, which is seeking to classify the Company as a transportation provider. Being classified as a transportation provider would result in a VAT (20%) on Gross Bookings or on the service fee that the Company charges Drivers, both retroactively and prospectively. Further, if Drivers are determined to be workers, they may be entitled to additional benefits and payments, and the Company may be subject to penalties, back taxes, and fines. The Company believes that the position of HMRC and the regulators in similar disputes and audits is without merit and is defending itself vigorously. During the first quarter of 2020, the Company favorably resolved a state non-income tax exposure in the U.S. resulting in a $138 million reduction of U.S. non-income tax reserves. The Company’s estimated liability is inherently subjective due to the complexity and uncertainty of these matters and the judicial processes in certain jurisdictions, therefore, the final outcome could be different from the estimated liability recorded.
Other Legal and Regulatory Matters
The Company has been subject to various government inquiries and investigations surrounding the legality of certain of the Company’s business practices, compliance with antitrust and other global regulatory requirements, labor laws, securities laws, data protection and privacy laws, the adequacy of disclosures to investors and other shareholders, and the infringement of certain intellectual property rights. The Company has investigated many of these matters and is implementing a number of recommendations to its managerial, operational and compliance practices, as well as seeking to strengthen its overall governance structure. In many cases, the Company is unable to predict the outcomes and implications of these inquiries and investigations on the Company’s business which could be time consuming, costly to investigate and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact the Company’s business, reputation, financial condition and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
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
Note 14 – Variable Interest Entities (“VIEs”)
Consolidated VIEs
The Company consolidates VIEs in which it holds a variable interest and is the primary beneficiary. The Company has determined that these entities are a VIE as they lack sufficient equity to finance their activities without future subordinated support. The Company is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, the Company consolidates the assets and liabilities of these VIEs.
Total assets included on the condensed consolidated balance sheets for the Company’s consolidated VIEs as of December 31, 2019 and March 31, 2020 were $1.2 billion and $1.6 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2019 and March 31, 2020 were $159 million and $184 million, respectively.
Freight Holding
In July 2018, the Company created a new majority-owned subsidiary, Uber Freight Holding Corporation (“Freight Holding”). The purpose of Freight Holding is to perform the business activities of the Freight operating segment. Freight Holding and the Freight Holding stock held by the Company was determined to be a variable interest. As of March 31, 2020, the Company continues to own the majority of the issued and outstanding capital stock of Freight Holding and reports non-controlling interests as further described in Note 15 – Non-Controlling Interests.
Apparate USA LLC
In April 2019, the Company contributed certain of its subsidiaries and certain assets and liabilities related to its autonomous vehicle technologies to Apparate USA LLC (“Apparate”) in exchange for common units representing 100% ownership interest in Apparate. The purpose of Apparate is to develop and commercialize autonomous vehicle and ridesharing technologies. Subsequent to the formation of Apparate, Apparate entered into a Class A Preferred Unit Purchase Agreement (“Preferred Unit Purchase Agreement”) with SVF Yellow (USA) Corporation (“SoftBank”), Toyota Motor North America, Inc. (“Toyota”), and DENSO International America, Inc. (“DENSO”). Preferred units were issued in July 2019 to SoftBank, Toyota, and DENSO and provided the investors with an aggregate 13.8% initial ownership interest in Apparate on an as-converted basis. The common units held by the Company in Apparate were determined to be a variable interest. Refer to Note 15 – Non-Controlling Interests for further information on Company’s non-controlling interests in Apparate.
Careem Pakistan, Qatar and Morocco
On January 2, 2020, the Company completed the acquisition of substantially all of the assets of Careem and certain of its subsidiaries pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) in countries where regulatory approval was obtained or which did not require regulatory approval. The assets and operations in Pakistan, Qatar and Morocco (collectively “Non-Transferred Countries”), have not yet been transferred to the Company as of March 31, 2020. Transfer of the assets and operations of the Non-

Transferred Countries will be subject to a delayed closing pending timing of regulatory approval. If regulatory approval is not obtained with respect to any Non-Transferred Countries by the nine month anniversary of January 2, 2020, the Company can divest the net assets of any such remaining Non-Transferred Countries and the Company will receive all the proceeds from the divestiture of any Non-Transferred Countries. In February 2020, regulatory approval in Pakistan was obtained, however; legal transfer of the assets had not yet occurred due to administrative delays as of March 31, 2020, leaving only Qatar and Morocco as countries in which Careem continues to operate but where regulatory approval has not yet been obtained as of March 31, 2020. The Company will continue to seek regulatory approval for Qatar and Morocco. The net assets and operations in Qatar and Morocco are not material.
The purpose of the Non-Transferred Countries’ operations is to provide primarily ridesharing services in each respective country. Although the assets and operations of the Non-Transferred Countries were not transferred as of March 31, 2020, the Company has rights to all residual interests in the entities comprising the Non-Transferred Countries which is considered a variable interest. The Company is exposed to losses and residual returns of the entities comprising the Non-Transferred Countries through the right to all of the proceeds from either the divestiture or the eventual legal transfer upon regulatory approval of the entities comprising the Non-Transferred Countries. The Company controls Intellectual Properties (“IP”) which are significant for the business of Non-Transferred Countries and sub-licenses those IP to the Non-Transferred Countries. Each entity that comprises the Non-Transferred Countries meets the definition of a VIE and the Company is the primary beneficiary of each of the entities comprising the Non-Transferred Countries. As a result, the Company consolidates the entities comprising the Non-Transferred Countries as further described in Note 16 – Business Combination.
Unconsolidated VIEs
Zomato
Zomato is incorporated in India with the purposes of providing food delivery services, and operates globally in over 10,000 cities. On January 21, 2020, the Company acquired Series J compulsorily convertible cumulative preference shares (“Series J Preferred Shares”) of Zomato valued at $171 million in exchange for Uber’s food delivery operations in India (“Uber Eats India”), and a note receivable valued at $35 million for reimbursement of goods and services tax. The Company’s investment in the Series J Preferred Shares of Zomato will represent 9.99% of the voting capital upon conversion to ordinary shares. Zomato is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. The Company is exposed to Zomato’s economic risks and rewards through its investment and note receivable which represent variable interests, and the carrying values of these variable interests reflect the Company’s maximum exposure to loss. However, the Company is not the primary beneficiary because neither the investment in Series J Preferred Shares nor the note receivable provide the Company with the power to direct the activities that most significantly impact Zomato’s economic performance. As of March 31, 2020, the carrying amount of assets recognized on the condensed consolidated balance sheet related to the Company’s interests in Zomato and the Company’s maximum exposure to loss relating to this unconsolidated VIE was approximately $200 million. Refer to Note 17 – Divestitures for further information regarding Zomato and the divestiture of Uber’s food delivery operations in India (“Uber Eats India”).
Mission Bay 3 & 4
The Mission Bay 3 & 4 JV refers to ECOP, a joint venture entity established in March 2018, by the Company and the LLC Partners. The Company contributed $136 million cash in exchange for a 45% interest in ECOP. Prior to March 31, 2020, any remaining construction costs were to be funded through a construction loan obtained by ECOP where the Company together with the two LLC Partners guaranteed payments and performance of the loan when it became due and any payment of costs incurred by the lender under limited situations. As of December 31, 2019, the maximum collective guarantee liability was up to $50 million.
The Company evaluated the nature of its investment in ECOP and determined that ECOP was a VIE during the construction period; however, the Company was not the primary beneficiary as decisions were made jointly between parties and therefore the Company did not have the power to direct activities that most significantly impacted the VIE. The investment was determined to be an equity method investment due to the Company’s ability to exercise significant influence over ECOP. Refer to Note 4 – Equity Method Investments for further information.
In March 2020, ECOP secured new loans and $91 million was distributed back to the Company as a return of capital investment. In connection with the repayment of the construction loan by ECOP, the maximum collective guarantee liability of up to $50 million was extinguished. The Company reevaluates if ECOP meets the definition of a VIE upon specific reconsideration events. The closing of ECOP's new financing in March 2020, triggered a reconsideration event and the Company reevaluated if ECOP still met the definition of a VIE. As of March 31, 2020, the Company determined that ECOP was no longer a VIE as it has sufficient equity to operate without the need for subordinated financial support.
Note 15 – Non-Controlling Interests
ATG Investment: Preferred Unit Purchase Agreement
In July 2019, the Company closed a Preferred Unit Purchase Agreement with SoftBank, Toyota, and DENSO (collectively “the Investors”) for purchase by the Investors of Class A Preferred Units (“Preferred Units”) in Apparate. Apparate, a subsidiary of the

Company, issued 1.0 million Preferred Units at $1,000 per unit to the Investors for an aggregate consideration of $1.0 billion ($400 million from Toyota, $333 million from SoftBank, and $267 million from DENSO). As of March 31, 2020, the Preferred Units represented an aggregate 13.9% ownership interest in Apparate on an as-converted basis. As of March 31, 2020, the Company retains the remaining 86.1% ownership interest following the closing of the Preferred Units Purchase Agreement. SoftBank and Toyota are existing investors in the Company.
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
As of December 31, 2019 and March 31, 2020, the SoftBank Preferred Units are classified as redeemable non-controlling interests in the Company’s condensed consolidated financial statements and reported at the Put/Call Price which is determined as of each balance sheet date. The fair value of SoftBank’s Preferred Units is determined based on a hybrid method with the option pricing model as the primary methodology. This method uses Level 3 fair value measurement inputs as well as an assumed equal probability of the occurrence of a liquidation or exit event. The significant unobservable inputs used in the fair value measurement include: volatility of 57%, time to liquidity of 4.3 years, and a discount for lack of marketability of 19%. A market approach was also used to corroborate the valuation derived from the hybrid method at issuance to evidence that the issuance price of the Preferred Units approximated their fair value. There were no fair value adjustments to SoftBank’s redeemable non-controlling interests during the three months ended March 31, 2020.
Toyota and DENSO’s Preferred Units
As of December 31, 2019 and March 31, 2020, the Toyota and DENSO Preferred Units are classified in permanent equity as non-controlling interests as these units are not subject to any mandatory redemption rights or redemption rights that are outside the control of the Company.
ATG Collaboration Agreement with Apparate, Toyota and DENSO
In conjunction with the Preferred Unit Purchase Agreement discussed above, the Company entered into a three-year joint collaboration agreement among Toyota, DENSO, and Apparate to develop next-generation self-driving technology (the “ATG Collaboration Agreement”), which became effective as of the closing of the Preferred Unit Purchase Agreement in July 2019. During the three months ended March 31, 2020, pursuant to the ATG Collaboration Agreement, the second $50 million cash installment was received, and $25 million was recognized as revenue.
Freight Holding
As of December 31, 2019 and March 31, 2020, the Company owned 89% of the issued and outstanding capital stock of its subsidiary Freight Holding, or 80% on a fully-diluted basis if all shares reserved for issuance under the Company’s Freight Holding employee incentive plan were issued and outstanding. Under the Freight Holding incentive plan, a total number of 99.8 million shares of Freight Holding are reserved and available for grant and issuance. As of December 31, 2019 and March 31, 2020, the minority stockholders ownership in Freight Holding is classified in mezzanine equity as redeemable non-controlling interest, because it is redeemable on an event that is not solely in the control of the Company. The Freight Holding non-controlling interest is not remeasured to fair value because it is currently not probable that the non-controlling interest will become redeemable.
Note 16 – Business Combination
Careem
On March 26, 2019, the Company entered into an Asset Purchase Agreement with Careem. Pursuant to the Asset Purchase Agreement, the Company agreed to acquire substantially all of the assets and assume substantially all of the liabilities of Careem.
On January 2, 2020, the Company completed the acquisition of substantially all of the assets of Careem. Dubai-based Careem was founded in 2012, and provides primarily ridesharing and to a lesser extent meal delivery, and payments services to millions of users in cities across the Middle East, North Africa, and Pakistan. The acquisition has been accounted for as a business combination and advances the Company’s strategy of having a leading ridesharing category position in every major region of the world in which the Company operates and effect cost and technology synergies for the rest of Uber rides business. As of March 31, 2020, ownership of Careem’s operations in Pakistan, Qatar, and Morocco had not yet been transferred to the Company; however the results of operations and net assets were fully consolidated by the Company as variable interest entities. Refer to Note 14 – Variable Interest Entities (“VIEs”) for further information.

The acquisition date fair value of the consideration transferred for Careem was approximately $3.0 billion, which consisted of the following (in millions):

Fair Value
Cash paid on January 2, 2020	$1,325
Non-interest bearing unsecured convertible notes	1,634
Transaction costs paid on January 2, 2020 on behalf of Careem	34
Contingent cash consideration	14
Stock-based compensation awards attributable to pre-combination services	6
Total consideration	$3,013

The fair value of the non-interest bearing unsecured convertible notes (the “Careem Notes”) was determined as a sum of the discounted cash flow (“DCF”) method (for the present value of the principal amount of the Careem Notes) and the Black-Scholes option pricing model (to value the conversion option). The significant unobservable inputs used in the fair value measurement include discount rates of 5.14% to 5.19% for the principal amount of the Careem Notes and for the conversion option an expected volatility of 42.1% to 44.1%, interest rates of 1.53% to 1.57%, and dividend yield of 0%. The Company will issue the Careem Notes in different tranches with $880 million of the principal amount of the Careem Notes issued as of January 2, 2020 and settled in cash on April 1, 2020. The remaining amount of the Careem Notes is recognized as a commitment to issue unsecured convertible notes at fair value in accrued and other current liabilities of $458 million and in other long-term liabilities of $296 million as of January 2, 2020. Each tranche of the Careem Notes is due and payable 90 days once issued. The holders of the Careem Notes may elect to convert the full outstanding principal balance to Class A common stock at a conversion price of $55 per share of the Company at any time prior to maturity. The discount from the Careem Notes face value to fair value will be accreted through the respective repayment dates as interest expense. The amount of accretion for the three months ended March 31, 2020 was not material.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Current assets	$45
Goodwill	2,515
Intangible assets	540
Other long-term assets	81
Total assets acquired	3,181
Current liabilities	(56)
Deferred tax liability	(44)
Other long-term liabilities	(68)
Total liabilities assumed	(168)
Total	$3,013

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of Careem and anticipated operational synergies. Goodwill was assigned to the Company’s Rides segment as the Company expects to generate cost and technology synergies and share interchangeable resources within the segment. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition.
The purchase price allocation as of the date of the acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except years):

	Fair Value	Weighted Average Remaining Useful Life - Years
Rider relationships	$270	15
Captains network	40	1
Developed technology	110	4
Trade names	120	10
Total	$540

Rider relationships represent the fair value of the underlying relationships with Careem riders. Captains network represents the fair value of the underlying network with Careem drivers (called “Captains”). Developed technology represents the fair value of Careem’s technology. Trade names relate to the “Careem” trade name, trademarks, and domain names. The overall weighted average useful life of the identified amortizable intangible assets acquired is ten years.
The estimated fair value of the intangible assets acquired was determined by the Company’s management, which considered, among other factors, a valuation report prepared by an independent third-party valuation firm. The Company used a multi-period excess earnings method to estimate the fair value of the rider relationships. The significant unobservable input used in the fair value measurement of rider relationships is the riders attrition rate. The Company used the replacement cost method to estimate the fair value of the Captains network and the relief from royalty method to estimate the fair values of developed technology and trade names.
Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as the Company believes that these amounts approximate their current fair values. The Company believes the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of January 2, 2020.
The Asset Purchase Agreement provides for specific indemnities to the Company in relation to value added tax obligations and other tax reserves of certain jurisdictions which reflect potential tax liabilities. The Company recognized $65 million of indemnification assets on the same basis as the tax reserves at January 2, 2020, which is recorded as other assets and other liabilities as of March 31, 2020. Settlements of these tax reserves, if any, will be funded by the indemnification asset.
Results of acquired operations were included in the Company’s condensed consolidated financial statements from the date of acquisition, January 2, 2020. For the period from January 2, 2020 through March 31, 2020, the acquired operations contributed pre-tax losses of $81 million. Revenues for the three months ended March 31, 2020 were not material.
Pro forma results of operations for Careem have not been presented as the effect of this acquisition was not material to the Company’s financial results.
Note 17 – Divestitures
Divestiture of LCR to Waydrive
In January 2019, an agreement was executed with Waydrive Holdings Pte. Ltd. (“Waydrive”) to purchase the Lion City Rentals Pte. Ltd. (“LCR”) business, specifically 100% of the equity interests of LCR and its subsidiary LCRF Pte. Ltd. (“LCRF”). Fair value of consideration received included $310 million of cash for the assets and liabilities of LCR and LCRF and up to $33 million of contingent consideration receivable for certain VAT receivables and receivables from certain commercial counterparties. The resulting gain on disposal was not material to the Company. The transaction closed on January 25, 2019. The LCR business was included within the Company’s Rides segment.
Divestiture of Uber Eats India to Zomato
On January 21, 2020, the Company entered into a definitive agreement and completed the divestiture of Uber Eats India to Zomato in exchange for (i) Series J Preferred Shares of Zomato convertible into ordinary shares representing, when converted, 9.99% of the total voting capital of Zomato and (ii) a non-interest bearing note receivable to be repaid over the course of four years for reimbursement by Zomato of goods and services tax. The estimated fair value of the consideration received included the investment valued at $171 million and the $35 million of reimbursement of goods and services tax receivable from Zomato. The fair value of the Series J Preferred Shares was based primarily on the observed transaction price for a similar security issued to new investors in close proximity to the time of the Company’s transaction with Zomato. The transaction resulted in a gain on disposal of $154 million recognized in other income (expense), net in the condensed consolidated statement of operations. The income tax effect of the sale was not material. The divestiture of Uber Eats India did not represent a strategic shift that would have had a major effect on the Company's operations and financial results, and therefore does not qualify for reporting as a discontinued operation for financial statement purposes.
Note 18 – Subsequent Events
Careem Convertible Notes
The first tranche of $891 million unsecured convertible notes in connection with the Careem acquisition that were outstanding as of March 31, 2020 were settled in cash on April 1, 2020.
Discontinuation of Uber Eats in Certain Markets
On May 4 2020, the Company announced the discontinuation of Uber Eats operations in certain markets by June 4, 2020. The operations in these markets are not material.
Reduction of Workforce
On May 6, 2020, the Company announced plans to reduce its operating expenses in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on the Company’s business. The Company announced a reduction to its customer support and recruiting teams by approximately 3,700 full-time employee roles. Related severance and other termination benefits costs are not expected to be material.
Divestiture of JUMP and Convertible Note Investment in Lime
On May 7, 2020, the Company entered into a series of transactions and agreements with Neutron Holdings, Inc. dba Lime (“Lime”) including (i) the divestiture of certain assets of Uber’s dockless e-bikes and e-scooters business and operations operated as JUMP which is included in the Company’s New Mobility offering (the “JUMP Business”), in exchange for common stock in Lime representing approximately 16% of the fully-diluted capitalization of Lime, (ii) an $85 million investment in Lime in the form of a secured convertible note which shall be convertible at any time at the election of the Company into senior preferred stock of Lime, and (iii) a commercial collaboration agreement. All transactions have been completed, except for the divestiture of the JUMP Business in certain jurisdictions outside of the United States, which are expected to be completed during the second or third quarter of 2020. Additionally, during a two-year period beginning on the second anniversary of the transaction, the Company will have a contractual call right to acquire all of the outstanding equity interests of Lime held by certain other significant shareholders at the then fair market value, subject to receipt of applicable regulatory approvals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2019 Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q.
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
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has rapidly changed market and economic conditions globally, impacting Drivers, Delivery People, restaurants, consumers and business partners, as well as our business, results of operations, financial position and cash flows. Various governmental restrictions, including the declaration of a federal National Emergency, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the demand for our Rides and New Mobility offerings globally and disrupting the supply chain related to our New Mobility offerings. The significant adverse changes in the economic and market conditions resulting from COVID–19 triggered the recognition of pre–tax impairment charges of $2.1 billion in the first quarter of 2020. For additional information on impairment charges, refer to Note 3 – Investments and Fair Value Measurement and Note 6 – Goodwill and Intangible Assets in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
COVID-19 Response Initiatives
We continue to prioritize the health and safety of our consumers, Drivers and Restaurants and the communities we serve. As one of the world’s largest platforms for work, we continue to believe that we will play an important role in the economic recovery of cities around the globe. We are focused on navigating the challenges presented by COVID-19 through preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. The pandemic has reduced the demand for our Rides offering globally and has disrupted the supply chain related to or New Mobility offerings. We have responded to the COVID-19 pandemic by launching new, or expanding existing, services or features on an expedited basis, particularly those related to delivery of food and other goods.
To comply with social distancing guidelines of national, state and local governments, we have temporarily suspended UberPOOL, our shared Rides offering, globally and implemented “leave at door” delivery options for Uber Eats. Additionally, we have asked that all employees who are able to do so work remotely.
In addition, to support those whose earning opportunities have been depressed as a result of the COVID-19 pandemic, as well as communities hit hard during this unprecedented period, we announced and implemented several initiatives during the first quarter of 2020, including a financial assistance program for Drivers who are impacted by the pandemic, personal protective equipment disbursement and a commitment to provide 10 million free rides and food deliveries to healthcare workers, seniors, and others in need. These programs reduced our revenue for the first quarter of 2020 by $19 million and we expect them to also impact our financial position in future quarters.
While we continue to assess the impact from the COVID-19 outbreak, we are unable to accurately predict the full impact of COVID-19 on our business, results of operations, financial position and cash flows due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, additional actions that may be taken by governmental authorities, the further impact on the business of Drivers, Restaurants, consumers, and business partners, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

Financial and Operational Highlights

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	93	103	11%
Trips (2)	1,550	1,658	7%
Gross Bookings (2)	$14,649	$15,776	8%	10%
Revenue	$3,099	$3,543	14%	16%
Adjusted Net Revenue (1), (2)	$2,761	$3,256	18%	19%
Net loss attributable to Uber Technologies, Inc. (3)	$(1,012)	$(2,936)	(190)%
Rides Adjusted EBITDA	$192	$581	203%
Adjusted EBITDA (1), (2)	$(869)	$(612)	30%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
(3) During the three months ended March 31, 2019, net loss attributable to Uber Technologies, Inc. includes stock-based compensation expense of $11 million. During the three months ended March 31, 2020, net loss attributable to Uber Technologies, Inc. includes pre-tax impairment charges of $2.1 billion and stock-based compensation expense of $277 million, partially offset by a pre-tax gain on business divestiture of our Uber Eats India operations of $154 million.
Highlights for the First Quarter 2020:
In the first quarter of 2020, we had 103 million monthly active platform consumers, or 11% growth compared to the same period in 2019.
Our consumer loyalty programs have continued to gain traction, growing to more than 31 million global subscribers, with recent rollout in France, our 6th country in addition to the U.S., Brazil, Mexico, Australia, and New Zealand.
Gross Bookings grew to $15.8 billion, or 10%, on a constant currency basis, compared to the same period in 2019, with the first two months of the quarter showing continued strength, followed by the impacts of the COVID-19 pandemic in March as Rides Gross Bookings saw a 39% decline, on a constant currency basis, compared to the same period in 2019.
Revenue and Adjusted Net Revenue grew to $3.5 billion and $3.3 billion, respectively, and we ended the first quarter of 2020 with a Take Rate of 20.6%, up 1.8%, compared to the same period in 2019.
Eats Gross Bookings remained relatively strong, growing 54%, on a constant currency basis, compared to the same period in 2019, and outpacing Eats Trip growth, as we saw a mix-shift to small and medium size restaurants resulting in a 17% increase in basket-sizes globally.
Rides Adjusted EBITDA grew $389 million to $581 million, with Rides Adjusted EBITDA margin as a percentage of Rides revenue improving to 23.5% from 7.9%, compared to the same period in 2019 and Rides Adjusted EBITDA margin as a percentage of Rides ANR improving to 23.5% from 8.1%, compared to the same period in 2019. Rides Adjusted EBITDA margins improved despite the Rides Gross Bookings decline of 39% in the month of March, on a constant currency basis, compared to the same period in 2019.
We ended the first quarter of 2020 with $9.0 billion in unrestricted cash, cash equivalents, and short-term investments.
Recent Developments
On January 2, 2020, we completed the acquisition of substantially all of the assets of Careem. Dubai-based Careem was founded in 2012, and provides primarily ridesharing and, to a lesser extent, meal delivery, and payments services to millions of users in cities across the Middle East, North Africa, and Pakistan. For additional information, see Note 16 – Business Combination to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On January 21, 2020, we entered into a definitive agreement and completed the divestiture of Uber’s food delivery operations in India (“Uber Eats India”) to Zomato Media Private Limited (“Zomato”) in exchange for (i) compulsorily convertible cumulative preference shares of Zomato representing, when converted, 9.99% of the total voting capital of Zomato and (ii) a non-interest bearing note receivable to be repaid over the course of four years for reimbursement by Zomato of goods and services tax. For additional information, see Note 17 – Divestitures to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On May 4, 2020, we announced that we would discontinue Uber Eats operations in the Czech Republic, Egypt, Honduras, Romania, Saudi Arabia, Uruguay and Ukraine by June 4, 2020. Separately, we announced that we would transfer Uber Eats business operations in the United Arab Emirates to Careem, our wholly-owned subsidiary operating primarily in the Middle East. The discontinued and transferred markets represented 1% of Eats Gross Bookings and 4% of Eats Adjusted EBITDA losses during the three months ended March 31, 2020. For additional information, see Note 18 – Subsequent Events to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On May 6, 2020, we announced plans to reduce our operating expenses in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business. We announced a reduction to our customer support and recruiting teams by approximately 3,700 full-time employee roles. For additional information, see Note 18 – Subsequent Events to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On May 7, 2020, we entered into a series of transactions and agreements with Neutron Holdings, Inc. dba Lime (“Lime”) including (i) the divestiture of certain assets of our dockless e-bikes and e-scooters business and operations operated as JUMP, which is included in our New Mobility offering, in exchange for common stock in Lime representing approximately 16% of the fully-diluted capitalization of Lime, (ii) an $85 million investment in Lime in the form of a secured convertible note which shall be convertible at any time, at our election, into senior preferred stock of Lime, and (iii) a commercial collaboration agreement. For additional information, see Note 18 – Subsequent Events to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We continue to evaluate the impact of AB5 on our business, have made business changes in certain jurisdictions, and are considering legal responses, additional potential business changes, a potential legislative amendment and have filed a California state ballot initiative which will be voted on in November 2020. The ballot initiative does not ask for exemption from AB5, although many other industries in California received an exemption from the ABC test through special amendments. Instead, we are working to provide voters with an opportunity to support a framework that advocates for legal certainty regarding the status of independent work, and seeks to protect worker flexibility and the quality of on-demand work, while establishing the following:

•	a guaranteed minimum earnings standard for Drivers;

•	occupational/accident insurance for injury protection;

•	healthcare subsidies; and

•	protection against discrimination and harassment.
As we explore legal options, we have received and expect to continue to receive claims by or on behalf of Drivers that claim that the Drivers have been misclassified. On May 5, 2020,the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint in SF Superior Court against Uber and Lyft. The complaint alleges drivers are misclassified, and seeks an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers. The Company intends to defend itself vigorously with regard to these actions.
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
During the first quarter of 2020, we began charging end-users a fee for services in certain markets. In these transactions, we enter into a Master Services Agreements (“MSA”) with the end-user to use the platform for a fee. The combination of the MSA and the individual transaction request establishes enforceable rights and obligations for each transaction. We have determined that in these transactions, the end-user is our customer.
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Revenue Recognition,” “Note 1 - Description of Business and Summary of Significant Accounting Policies - Revenue Recognition,” and “Note 2 - Revenue” to our audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2019 and Note 1 – Description of Business and Summary of Significant Accounting Policies in this Quarterly Report in Form 10-Q.
Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue, exclusive of depreciation and amortization, consists primarily of insurance costs, credit card processing fees, hosting and co-located data center expenses, mobile device and service expenses, amounts related to fare chargebacks and other credit card losses, excess Driver incentives, costs incurred for certain Eats transactions where we are primarily responsible for delivery services and pay Delivery People for services provided, and costs incurred with carriers for Freight transportation. Insurance expenses include coverage for auto liability, general liability, uninsured and underinsured motorist liability, and auto physical damage related to our Rides products and Eats offering. Excess Driver incentives are primarily related to our Rides products in emerging markets and our Eats offering.
We expect that cost of revenue, exclusive of depreciation and amortization, will fluctuate on an absolute dollar basis for the foreseeable future in line with Trip volume changes on the platform. As Trips increase or decrease, we expect related changes for insurance costs, credit card processing fees, hosting and co-located data center expenses, and other cost of revenue, exclusive of depreciation and amortization.
Operations and Support
Operations and support expenses consist primarily of compensation expenses, including stock-based compensation to employees who support operations in cities, Driver operations employees, community management employees, and platform user support representatives, as well as costs for allocated overhead and those associated with Driver background checks.
We expect that operations and support expenses will decrease on an absolute dollar basis as we take mitigating actions in relation to the decline in Trip volume in our Rides business due to the impact of the COVID-19 pandemic. As our Rides Trip volume increases as COVID-19 impacts subside, we would expect operations and support expenses to increase on an absolute dollar basis, but decrease as a percentage of revenue as we become more efficient in supporting platform users.
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
We expect that sales and marketing expenses will decrease on an absolute dollar basis as we take mitigating actions in relation to the impact of the COVID-19 pandemic. After COVID-19 impacts subside, we would anticipate sales and marketing expenses to increase on an absolute dollar basis but vary from period to period as a percentage of revenue due to timing of marketing campaigns.
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
We expect that research and development expenses will decrease on an absolute dollar basis in the near-term due to mitigating actions relating to the impact of the COVID-19 pandemic. After COVID-19 impacts subside, we expect research and development expenses to increase and vary from period to period as a percentage of revenue as we continue to invest in research and development activities relating to ongoing improvements to and maintenance of our platform offerings, as well as ATG and Other Technology Programs, and other research and development programs.
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
We expect that general and administrative expenses will decrease on an absolute dollar basis as we execute on mitigating actions relating to the impact of the COVID-19 pandemic. After COVID-19 impacts subside, we would expect that general and administrative expenses would increase on an absolute dollar basis, but decrease as a percentage of revenue as we find efficiencies in our internal support functions.
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
We expect that depreciation and amortization expenses will decrease on an absolute dollar basis in the near term related to deferring certain capital expenditures due to the impact of the COVID-19 pandemic. After COVID-19 impacts subside, we would anticipate depreciation and amortization expenses to increase as we continue to build out our network infrastructure and building locations.
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

•	Gain on business divestiture.

•	Unrealized gain (loss) on debt and equity securities, net, which consists primarily of gains (losses) from fair value adjustments relating to our non-marketable securities.

•	Impairment of debt and equity securities.

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

Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended March 31,
	2019	2020

Revenue	$3,099	$3,543
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,681	1,786
Operations and support	434	503
Sales and marketing	1,040	885
Research and development	409	645
General and administrative	423	859
Depreciation and amortization	146	128
Total costs and expenses	4,133	4,806
Loss from operations	(1,034)	(1,263)
Interest expense	(217)	(118)
Other income (expense), net	260	(1,795)
Loss before income taxes and loss from equity method investment	(991)	(3,176)
Provision for (benefit from) income taxes	19	(242)
Loss from equity method investments, net of tax	(6)	(12)
Net loss including non-controlling interests	(1,016)	(2,946)
Less: net loss attributable to non-controlling interests, net of tax	(4)	(10)
Net loss attributable to Uber Technologies, Inc.	$(1,012)	$(2,936)
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended March 31,
	2019	2020

Revenue	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	54%	50%
Operations and support	14%	14%
Sales and marketing	34%	25%
Research and development	13%	18%
General and administrative	14%	24%
Depreciation and amortization	5%	4%
Total costs and expenses	133%	136%
Loss from operations	(33)%	(36)%
Interest expense	(7)%	(3)%
Other income (expense), net	8%	(51)%
Loss before income taxes and loss from equity method investment	(32)%	(90)%
Provision for (benefit from) income taxes	1%	(7)%
Loss from equity method investment, net of tax	—%	—%
Net loss including non-controlling interests	(33)%	(83)%
Less: net loss attributable to non-controlling interests, net of tax	—%	—%
Net loss attributable to Uber Technologies, Inc.	(33)%	(83)%

(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three months ended March 31, 2020 compared to same period in 2019.
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Rides	$2,418	$2,470	2%
Eats	536	819	53%
Freight	127	199	57%
Other Bets	18	30	66%
ATG and Other Technology Programs (1)	—	25	**
Total revenue	$3,099	$3,543	14%
(1) Consists of $25 million collaboration revenue from Toyota recognized in the first quarter of 2020. For additional information, see Note 15 – Non-Controlling Interests to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
** Percentage not meaningful.
Revenue increased $444 million, or 14%, primarily attributable to an increase in Gross Bookings of 10%, on a constant currency basis. The increase in Gross Bookings was primarily driven by Eats Gross Bookings growth of 54% year-over-year, on a constant currency basis, due to continued expansion across our international markets, as well as an increase in demand from stay-at-home orders combined with an increase in basket-sizes as a result of restaurant mix. Overall, Gross Bookings were adversely impacted by COVID-19, with Rides Gross Bookings declining 3% in the first quarter of 2020, on a constant currency basis. Additionally, in the first quarter of 2020, we also recognized $25 million in revenue related to our three-year joint collaboration agreement with Toyota and DENSO.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,681	$1,786	6%
Percentage of revenue	54%	50%
Cost of revenue, exclusive of depreciation and amortization, increased $105 million, or 6%, mainly due to a $124 million increase in Freight carrier payments and Eats delivery people payments in certain markets, combined with a $22 million increase in network expense. These increases were partially offset by a $60 million decrease in insurance expense primarily due to a decrease in miles in our Rides business. Additionally, Excess Driver incentives decreased $8 million in the first quarter of 2020 compared to the same period in 2019.
Operations and Support

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Operations and support	$434	$503	16%
Percentage of revenue	14%	14%
Operations and support expenses increased $69 million, or 16%, primarily attributable to a $45 million increase in employee headcount costs and a $24 million increase in stock-based compensation expense.

Sales and Marketing

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Sales and marketing	$1,040	$885	(15)%
Percentage of revenue	34%	25%
Sales and marketing expenses decreased $155 million, or 15%, primarily attributable to an $86 million decrease in consumer advertising and other marketing programs, as well as a $78 million decrease in consumer discounts, rider facing loyalty expense, credits and refunds. These were partially offset by an $18 million increase in employee headcount costs and a $13 million increase in stock-based compensation expense. Consumer discounts, rider facing loyalty expense, promotions, credits and refunds decreased $78 million in the first quarter of 2020 to $510 million compared to $588 million in the same period in 2019.
Research and Development

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Research and development	$409	$645	58%
Percentage of revenue	13%	18%
Research and development expenses increased $236 million, or 58%, primarily attributable to a $164 million increase in stock-based compensation expense and a $79 million increase in employee headcount costs.
General and Administrative

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

General and administrative	$423	$859	103%
Percentage of revenue	14%	24%
General and administrative expenses increased $436 million, or 103%, primarily attributable to $193 million in impairment charges related to our New Mobility reporting unit (within our Other Bets segment) recorded during the first quarter of 2020 primarily related to COVID-19 impacts on certain markets, a $65 million increase in stock-based compensation expense, a $51 million increase in employee headcount costs, as well as a net $19 million increase in legal, tax, and regulatory reserve changes and settlements.
Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Depreciation and amortization	$146	$128	(12)%
Percentage of revenue	5%	4%
Depreciation and amortization expenses decreased $18 million, or 12%, primarily attributable to fully depreciated owned servers, including the decommissioned servers in the first quarter of 2019, and other computer equipment assets partially offset by an increase in leased server depreciation and additional amortization expenses related to intangible assets acquired during the current quarter from the Careem acquisition.

Interest Expense

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Interest expense	$(217)	$(118)	(46)%
Percentage of revenue	(7)%	(3)%
Interest expense decreased by $99 million, or 46%, primarily due to the conversion of our 2021 Convertible Notes and the 2022 Convertible Notes upon our IPO in May 2019.
Other Income (Expense), Net

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Interest income	$44	$38	(14)%
Foreign currency exchange gains (losses), net	(1)	(28)	**
Gain on business divestiture	—	154	**
Unrealized gain (loss) on debt and equity securities, net	16	(114)	**
Impairment of debt and equity securities	—	(1,863)	**
Change in fair value of embedded derivatives	175	—	(100)%
Other	26	18	(31)%
Other income (expense), net	$260	$(1,795)	**
Percentage of revenue	8%	(51)%
** Percentage not meaningful.
Interest income decreased by $6 million, or 14%, primarily due to lower interest income earned on investments.
Foreign currency exchange gains (losses), net increased by $27 million due to unrealized impacts on foreign exchange resulting from remeasurement of our foreign currency monetary assets and liabilities denominated in currencies other than the functional currency of an entity.
Gain on business divestiture was $154 million primarily due to the gain on the sale of our Uber Eats India operations to Zomato during the first quarter of 2020.
Unrealized gain (loss) on debt and equity securities, net decreased by $130 million compared to the first quarter of 2019, primarily due to loss from fair value adjustments of our non-marketable securities recorded under the fair value option.
Impairment of debt and equity securities increased by $1.9 billion primarily due to impairment of our investment in Didi and the credit loss allowance recorded on our investment in Grab. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Change in fair value of embedded derivatives decreased by $175 million, or 100%, as a result of settlement of convertible debts in the second quarter of 2019 upon the completion of our IPO. There were no embedded derivatives outstanding during the first quarter of 2020.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Provision for (benefit from) income taxes	$19	$(242)	**
Effective tax rate	(2)%	8%
Income tax expense decreased by $261 million primarily due to a tax impact from the impairment charges of our investments in Didi and Grab.
Loss from Equity Method Investment, Net of Tax

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Loss from equity method investments, net of tax	$(6)	$(12)	(100)%
Percentage of revenue	—%	—%
Loss from equity method investment, net of tax increased by $6 million, or 100%, due to an increase in our portion of the net loss from our Yandex.Taxi joint venture.
Segment Results of Operations
We operate our business as five operating and reportable segments: Rides, Eats, Freight, Other Bets, and ATG and Other Technology Programs. For additional information about our segments, see Note 12 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Adjusted Net Revenue (1)

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Rides	$2,377	$2,475	4%
Eats	239	527	121%
Freight	127	199	57%
Other Bets	18	30	66%
ATG and Other Technology Programs collaboration revenue (2)	—	25	**
Adjusted Net Revenue	$2,761	$3,256	18%
(1) Adjusted Net Revenue for Rides and Eats are non-GAAP measures as defined by the SEC. Adjusted Net Revenue for Freight, Other Bets and ATG and Other Technology Programs are equal to GAAP revenue in all periods presented. In 2020, Adjusted Net Revenue does not include certain COVID-19 response initiatives. See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) Consists of $25 million collaboration revenue from Toyota recognized in the first quarter of 2020. Refer to Note 15 – Non-Controlling Interests of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on collaboration revenue.
** Percentage not meaningful.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, exclusive of depreciation and amortization, operations and support, sales and marketing, and general and administrative and research and development expenses associated with our segments. Segment adjusted EBITDA also excludes any non-cash items, certain transactions that are not indicative of ongoing segment operating performance and / or items that management does not believe are reflective of our ongoing core operations. For additional information, see Note 12 – Segment Information and Geographic Information to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Rides	$192	$581	203%
Eats	(309)	(313)	(1)%
Freight	(29)	(64)	(121)%
Other Bets	(42)	(63)	(50)%
ATG and Other Technology Programs	(113)	(108)	4%
Corporate G&A and Platform R&D (1), (2)	(568)	(645)	(14)%
Adjusted EBITDA(3)	$(869)	$(612)	30%
(1) Excluding stock-based compensation expense.

(2) Includes costs that are not directly attributable to our reportable segments. Corporate G&A also includes certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs. Platform R&D also includes mapping and payment technologies and support and development of the internal technology infrastructure. Our allocation methodology is periodically evaluated and may change.
(3) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
Rides Segment
For the three months ended March 31, 2020 compared to the same period in 2019, Rides adjusted net revenue increased $98 million, or 4%, and Rides adjusted EBITDA profit increased $389 million, or 203%.
Rides adjusted net revenue increased primarily attributable to a decrease in incentive spend partially offsetting a decrease in Rides Gross Bookings due to adverse impacts from the COVID-19 pandemic in March. Rides Take Rate improved to 22.8% from 20.8% compared to the same period in 2019 mainly driven by a decrease in incentive spend.
Rides adjusted EBITDA profit increased primarily attributable to a $142 million decrease in consumer promotions and a $78 million decrease in insurance expense as a result of a decrease in miles driven, combined with an increase in Rides adjusted net revenue. Additionally, Rides adjusted EBITDA margin as a percentage of Rides revenue improved to 23.5% from 7.9%, compared to the same period in 2019, and Rides adjusted EBITDA margin as a percentage of Rides adjusted net revenue improved to 23.5% from 8.1% in the same period in 2019.
Eats Segment
For the three months ended March 31, 2020 compared to the same period in 2019, Eats adjusted net revenue increased $288 million, or 121%, and Eats adjusted EBITDA loss increased $4 million, or (1%).
Eats adjusted net revenue increased primarily attributable to an increase in Gross Bookings of 54%, on a constant currency basis, primarily driven by continued expansion across our international markets combined with a mix-shift to small and medium size restaurants driving higher basket-sizes in the U.S. Eats Take Rate improved to 11.3% from 7.8% compared to the same period in 2019 driven by a decrease in incentive spend combined with Delivery People payment efficiencies mainly in the U.S.
Eats adjusted EBITDA loss increased primarily attributable to a $131 million increase in cost of revenue combined with an $82 million increase in consumer promotions and an $18 million increase in employee headcount costs, partially offset by an increase in Eats adjusted net revenue.
Freight Segment
For the three months ended March 31, 2020 compared to the same period in 2019, Freight revenue increased $72 million, or 57%, and Freight adjusted EBITDA loss increased $35 million, or (121%).
Freight revenue increased primarily attributable to a 191% growth in the number of shippers and carriers on the network combined with a 55% increase in volumes with our top shippers.
Freight adjusted EBITDA loss increased attributable to an increase in investment spend in our technology and services as we continue to grow the business.
Other Bets Segment
For the three months ended March 31, 2020 compared to the same period in 2019, Other Bets revenue increased $12 million, or 66%, and Other Bets adjusted EBITDA loss increased $21 million, or (50%).
Other Bets revenue increased as we continued to expand the reach of our New Mobility offerings, however, due to the impacts from the COVID-19 pandemic in March, our operations were paused across certain markets.
Other Bets adjusted EBITDA loss increased attributable to an increase in investment spend in our New Mobility offerings as we continue to launch in new cities.
ATG and Other Technology Programs Segment
For the three months ended March 31, 2020 compared to the same period in 2019, ATG and Other Technology Programs revenue increased $25 million and ATG and Other Technology Programs adjusted EBITDA loss decreased $5 million, or 4%.
ATG and Other Technology Programs revenue increased attributable to collaboration revenue related to our three-year joint collaboration agreement with Toyota and DENSO entered into in July 2019.
ATG and Other Technology Programs adjusted EBITDA loss decreased due to an increase in revenue, as noted above, partially offset by an increase in operational expenses.

Certain Key Metrics and Non-GAAP Financial Measures
Adjusted Net Revenue, Adjusted EBITDA and Adjusted EBITDA margin as a percentage of Adjusted Net Revenue, as well as revenue and ANR growth rates in constant currency, are non-GAAP financial measures. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “Reconciliations of Non-GAAP Financial Measures.”
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

	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020

Rides	$10,166	$10,488	$11,479	$11,446	$12,188	$12,554	$13,512	$10,874
Eats	1,774	2,111	2,561	3,071	3,386	3,658	4,374	4,683
Freight	70	123	126	128	167	223	219	198
Other Bets	2	3	3	4	15	30	26	21
ATG & Other Technology Programs	—	—	—	—	—	—	—	—
Adjusted Net Revenue. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation to the most directly comparable GAAP financial measure.

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Adjusted Net Revenue	$2,761	$3,256	18%
Take Rate is defined as Adjusted Net Revenue as a percentage of Gross Bookings.
Comparison of the Three Months Ended March 31, 2020 and 2019
Adjusted Net Revenue increased $495 million, or 18%, primarily attributable to Gross Bookings growth of 10%, on a constant currency basis, combined with a decrease in incentive spend across Rides and Eats. Overall Take Rate was 20.6%, up 1.8%, from the same period in 2019, mainly due to lower Rides incentive spend in the U.S. and Canada.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net loss attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended March 31,
(In millions, except percentages)	2019	2020	% Change

Adjusted EBITDA	$(869)	$(612)	30%
Comparison of the Three Months Ended March 31, 2020 and 2019
Adjusted EBITDA loss decreased $257 million, or 30%, primarily attributable to a $389 million increase in Rides Adjusted EBITDA, partially offset by continued investments in our non-Rides offerings and an increase in corporate overhead as we grow the business. Additionally, our Adjusted EBITDA margin as a percentage of Adjusted Net Revenue improved to (18.8)% compared to the same period in 2019 at (31.5)% driven by our focus to drive growth with operational efficiency.

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
Adjusted Net Revenue
We define Adjusted Net Revenue as revenue (i) less excess Driver incentives, (ii) less Driver referrals and (iii) the addition of our COVID-19 response initiative related to payments for financial assistance to Drivers personally impacted by COVID-19. We define Rides Adjusted Net Revenue as Rides revenue (i) less excess Driver incentives, (ii) less Driver referrals and (iii) the addition of our COVID-19 response initiative related to payments for financial assistance to Drivers personally impacted by COVID-19. We define Eats Adjusted Net Revenue as Eats revenue (i) less excess Driver incentives, (ii) less Driver referrals and (iii) the addition of our COVID-19 response initiative related to payments for financial assistance to Drivers personally impacted by COVID-19. We believe that these measures are informative of our top line performance because they measures the total net financial activity reflected in the amount earned by us after taking into account all Driver and Restaurant earnings, Driver incentives, and Driver referrals in transactions where the Drivers are our customer. The impact of the COVID-19 response initiative related to payments for financial assistance personally impacted by COVID-19 is recorded as a reduction to revenue. To help our board, management and investors assess the impact of this COVID-19 response initiative on our results of operations, we are excluding the impact of this COVID-19 response initiative from ANR. Our board and management find the exclusion of the impact of the COVID-19 response initiative from Adjusted Net Revenue to be useful because it allows us and our investors to assess the impact of these response initiatives on our results of operations.
Excess Driver Incentives
Excess Driver incentives refer to cumulative payments, including incentives but excluding Driver referrals, to Drivers that exceed the cumulative revenue that we recognize from Drivers with no future guarantee of additional revenue. Cumulative payments to Drivers could exceed cumulative revenue from Drivers in transactions where the Drivers are our customer, as a result of Driver incentives or when the amount paid to Drivers for a Trip exceeds the fare charged to the consumer. Further, cumulative payments to Drivers for Eats deliveries historically have exceeded the cumulative delivery fees paid by consumers. Excess Driver incentives are recorded in cost of revenue, exclusive of depreciation and amortization.
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
COVID-19 Response Initiatives
To support those whose earning opportunities have been depressed as a result of COVID-19, as well as communities hit hard by the pandemic, we have announced and implemented several initiatives, including, in particular, payments for financial assistance to Drivers personally impacted by COVID-19 which are recorded as a reduction to revenue.
Limitations of Non-GAAP Financial Measures and Adjusted Net Revenue Reconciliation
Adjusted Net Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for revenue prepared in accordance with GAAP. The following tables present reconciliations of Adjusted Net Revenue, Rides Adjusted Net Revenue and Eats Adjusted Net Revenue to the most directly comparable GAAP financial measures for each of the periods indicated. Freight Adjusted Net Revenue, Other Bets Adjusted Net Revenue and ATG and Other Technology Programs Adjusted Net Revenue are equal to GAAP net revenue in all periods presented.

Three Months Ended March 31,
(In millions)	2019	2020

Adjusted Net Revenue reconciliation:
Revenue	$3,099	$3,543
Deduct:
Excess Driver incentives	(303)	(295)
Driver referrals	(35)	(11)
Add:
COVID-19 response initiative	—	19
Adjusted Net Revenue	$2,761	$3,256

	Three Months Ended March 31,
(In millions)	2019	2020

Rides Adjusted Net Revenue reconciliation:
Rides revenue	$2,418	$2,470
Deduct:
Excess Driver incentives	(12)	(3)
Driver referrals	(29)	(9)
Add:
COVID-19 response initiative	—	17
Rides Adjusted Net Revenue	$2,377	$2,475

	Three Months Ended March 31,
(In millions)	2019	2020

Eats Adjusted Net Revenue reconciliation:
Eats revenue	$536	$819
Deduct:
Excess Driver incentives	(291)	(292)
Driver referrals	(6)	(2)
Add:
COVID-19 response initiative	—	2
Eats Adjusted Net Revenue	$239	$527
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), excluding (i) income (loss) from discontinued operations, net of income taxes, (ii) net income (loss) attributable to non-controlling interests, net of tax, (iii) provision for (benefit from) income taxes, (iv) income (loss) from equity method investment, net of tax, (v) interest expense, (vi) other income (expense), net, (vii) depreciation and amortization, (viii) stock-based compensation expense, (ix) certain legal, tax, and regulatory reserve changes and settlements, (x) goodwill and asset impairments/loss on sale of assets, (xi) acquisition and financing related expenses, (xii) restructuring charges and (xiii) other items not indicative of our ongoing operating performance, including COVID-19 response initiatives related to payments for financial assistance to Drivers personally impacted by COVID-19 and the cost of personal protective equipment distributed to Drivers.
We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and certain variable charges. To help our board, management and investors assess the impact of COVID-19 pandemic on our results of operations, we are excluding the impacts of COVID-19 response initiatives related to payments for financial assistance to Drivers personally impacted by COVID-19 and the cost of personal protective equipment distributed to Drivers from Adjusted EBITDA. Our board and management find the exclusion of the impact of the COVID-19 response initiatives from Adjusted EBITDA to be useful because it allows us and our investors to assess the impact of these response initiatives on our results of operations.
COVID-19 Response Initiatives
To support those whose earning opportunities have been depressed as a result of COVID-19, as well as communities hit hard by the pandemic, we have announced and implemented several initiatives, including, in particular, payments for financial assistance to Drivers personally impacted by COVID-19 and the cost of personal protective equipment distributed to Drivers. The payments for financial assistance to Drivers personally impacted by COVID-19 are recorded as a reduction to revenue and the cost of personal protective equipment distributed to Drivers is recorded as an expense in our costs and expenses.
Limitations of Non-GAAP Financial Measures and Adjusted EBITDA Reconciliation
Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

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

•
Adjusted EBITDA excludes other items not indicative of our ongoing operating performance, including COVID-19 response initiatives related to payments for financial assistance to Drivers personally impacted by COVID-19 and the cost of personal protective equipment distributed to Drivers;

•	Adjusted EBITDA does not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;

•
Adjusted EBITDA does not reflect the components of other income (expense), net, which primarily includes interest income, foreign currency exchange gains (losses), net, gains on business divestitures, unrealized gain (loss) on debt and equity securities, net, impairment of debt and equity securities, and change in fair value of embedded derivatives; and

•	Adjusted EBITDA excludes certain legal, tax, and regulatory reserve changes and settlements that may reduce cash available to us.
 The following table presents a reconciliation of net income (loss) attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(In millions)	2019	2020

Adjusted EBITDA reconciliation:
Net loss attributable to Uber Technologies, Inc.	$(1,012)	$(2,936)
Add (deduct):
Net loss attributable to non-controlling interests, net of tax	(4)	(10)
Provision for (benefit from) income taxes	19	(242)
Loss from equity method investment, net of tax	6	12
Interest expense	217	118
Other (income) expense, net	(260)	1,795
Depreciation and amortization	146	128
Stock-based compensation expense	11	277
Legal, tax, and regulatory reserve changes and settlements	—	19
Goodwill and asset impairments/loss on sale of assets	8	193
Uber Eats India transaction and related costs	—	10
COVID-19 response initiatives	—	24
Adjusted EBITDA	$(869)	$(612)
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
Liquidity and Capital Resources

	Three Months Ended March 31,
(In millions)	2019	2020

Net cash used in operating activities	$(722)	$(463)
Net cash provided by (used in) investing activities	204	(1,856)
Net cash used in financing activities	(46)	(63)
Operating Activities
Net cash used in operating activities was $463 million for the three months ended March 31, 2020, primarily consisting of $2.9 billion of net loss, adjusted for certain non-cash items, which primarily included $1.9 billion in impairment of debt and equity securities and $277 million of stock-based compensation expense as well as a $192 million decrease in cash consumed by working capital primarily driven by an increase in our accrued expenses and other liabilities.
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
Investing Activities
Net cash used in investing activities was $1.9 billion for the three months ended March 31, 2020, primarily consisting of $1.3 billion in acquisition of business, net of cash acquired, $493 million in purchases of marketable securities and $198 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $100 million.

Net cash provided by investing activities was $204 million for the three months ended March 31, 2019, primarily consisting of $293 million in proceeds from business disposal, net of cash divested, partially offset by $129 million in purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $63 million for the three months ended March 31, 2020, primarily consisting of $60 million of principal payments on finance leases.
Net cash used in financing activities was $46 million for the three months ended March 31, 2019, primarily consisting of $41 million of principal payments on finance leases.
Other Information
As of March 31, 2020, $1.3 billion of our $8.2 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of March 31, 2020, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity during the COVID-19 pandemic. As the circumstances around the COVID–19 pandemic remain uncertain, we continue to actively monitor the pandemic's impact to us worldwide including our financial position, liquidity, results of operations and cash flows.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Contractual Obligations
As of March 31, 2020, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the commitment to issue convertible notes in connection with the acquisition of Careem. Refer to Note 8 – Supplemental Financial Statement Information in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K as well as Note 1 – Description of Business and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 – Description of Business and Summary of Significant Accounting Policies, to the condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $157 million as of March 31, 2020.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $12.1 billion and $9.5 billion as of December 31, 2019 and March 31, 2020, respectively. Marketable debt securities classified as short-term investments totaled $831 million as of March 31, 2020. Our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Our investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results or the fair value of our marketable debt securities portfolio.
We have significant risk related to the carrying amounts of investments in other companies, including our minority-owned affiliates, compared to their fair value, as all of our investments are currently in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. As of March 31, 2020, the carrying value of our investments was $10.0 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 13 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 13 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended March 31, 2020 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 13 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:

•	AB5 Lawsuits and Governmental Inquiries

•	State Unemployment Tax Proceedings

•	Google v. Levandowski; Google v. Levandowski & Ron

•	Aslam, Farrar, Hoy and Mithu v. Uber B.V., Uber Britannia Ltd. and Uber London Ltd.
Legal Proceedings That Are Not Described in Note 13 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 13 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended March 31, 2020 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Australia Class Actions
In May 2019, an Australian law firm filed a class action in the Supreme Court of Victoria, Australia, against us and certain of our subsidiaries, on behalf of certain participants in the taxi, hire-car, and limousine industries. The plaintiff alleges that the Uber entities conspired to injure the group members during the period 2014 to 2017 by either directly breaching transport legislation or commissioning offenses against transport legislation by UberX Drivers in Australia. The claim alleges, in effect, that these operations caused loss and damage to the class representative and class members, including lost income and decreased value of certain taxi licenses. In March and April 2020, the same Australian law firm filed three additional class action lawsuits alleging the same claim. We deny these allegations and intend to vigorously defend against the lawsuit.
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
Risks Related to Our Business
The novel coronavirus (“COVID-19”) pandemic and the impact of actions to mitigate the pandemic has adversely impacted and could continue to adversely impact our business, financial condition and results of operations.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In an attempt to limit the spread of the virus, various governmental restrictions, including the declaration of a federal National Emergency, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the demand for our Rides and New Mobility offerings globally, disrupting the supply chain related to our New Mobility offerings, and affecting travel behavior and demand. In addition, in San Francisco, an emergency order was issued that requires us to cap fees charged to restaurants on Eats. Furthermore, to support social distancing, we have temporarily suspended UberPOOL, our shared Rides offering, globally.
In addition, we announced and implemented several COVID-related initiatives during the first quarter of 2020, including a financial assistance program for Drivers, as well as a commitment to provide 10 million free rides and food deliveries to healthcare workers, seniors, and others in need.
Furthermore, as a result of the COVID-19 pandemic, we have asked that all employees who are able to do so work remotely, and it is possible that widespread remote work arrangements could have a negative impact on our operations, the execution of our business plans, and productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
In addition, in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business, we recently announced a reduction in force of approximately 3,700 full-time employee roles.
We have responded to the COVID-19 pandemic by launching new, or expanding existing, services or features on an expedited basis, particularly those relating to delivery of food and other goods. Our understanding of applicable privacy, consumer protection and other legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments. In addition, our launch of new, or expanding existing, services or features in response to COVID-19 may heighten other risks described in this “Risk Factors” section, including our classification of Drivers. These challenges could result in fines or other enforcement measures that could adversely impact our financial results or operations.
The COVID-19 pandemic has adversely affected our near-term financial results and may adversely impact our long-term financial results, which has required and may continue to require significant actions in response, including but not limited to, additional reductions in force and certain changes to pricing models of our offerings, all in an effort to mitigate such impacts. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict with precision the pandemic’s cumulative and ultimate impact on our future business operations, liquidity, financial condition, and results of operations. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak both globally and within the United States, the impact on capital and financial markets, foreign currencies exchange, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted. Moreover, even after shelter at home orders and travel advisories are lifted, demand for Rides and New Mobility offerings may remain weak for a significant length of time and we cannot predict when and if our Rides and New Mobility offerings will return to pre-COVID-19 demand levels. In addition, we cannot predict the impact the COVID-19 pandemic will have on our business partners and third party vendors, and we may be adversely impacted as a result of the adverse impact our business partners and third parties vendors suffer. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial markets, which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial performance and condition, and results of operation.
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
We have incurred significant losses since inception. We incurred operating losses of $3.0 billion and $8.6 billion in the years ended December 31, 2018 and 2019, and as of March 31, 2020, we had an accumulated deficit of $19.3 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We anticipate that we will continue to incur losses in the near term as a result of expected substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, restaurants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; invest in ATG and Other Technology Programs; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products, such as UberPOOL, that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Eats offering to grow the number of Eats consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem and may continue to incur significant operating losses in the Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
In addition, more than 100,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements. We anticipate the aggregate amount of payments to Drivers under these individual settlement agreements, together with attorneys’ fees, will fall within an approximate range of $149 million to $170 million, of which approximately $155 million has been paid as of March 31, 2020. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
Changes to foreign, state, and local laws governing the definition or classification of independent contractors, or judicial decisions regarding independent contractor classification, could require classification of Drivers as employees (or workers or quasi-employees where those statuses exist) and/or representation of Drivers by labor unions. For example, the California Supreme Court’s 2018 decision in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status in the context of California wage orders, was expanded and codified in California via Assembly Bill 5, which was signed into law in September 2019 and became effective as of January 1, 2020. Government authorities and private plaintiffs have brought litigation asserting that Assembly Bill 5 requires Drivers in California to be classified as employees. For example, in May 2020, the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint in SF Superior Court against Uber and Lyft, alleging that drivers are misclassified, and seeks an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers. As another example, a lawsuit filed in California (Colopy v. Uber Technologies, Inc.) references Assembly Bill 5, and the plaintiff filed a motion for preliminary injunction requesting the court to reclassify him and others similarly situated as employees. The preliminary injunction was denied, but the plaintiff also seeks a permanent injunction. If we do not prevail in current litigation or similar actions that may be brought in the future, we may be required to treat Drivers in California as employees or make other changes to our business model in California. Furthermore, a plaintiff in another jurisdiction has filed, and other parties may file, similar motions for injunctive relief and if we do not prevail, we may be required to make changes to our business model in such jurisdictions. In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Policies and Estimates” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether Assembly Bill 5, or legislation in other jurisdictions, may lead to similar legislation being enacted elsewhere. Although we have filed a ballot initiative in California with other companies to address Assembly Bill 5, we may be unsuccessful in our efforts and the measure may not pass. Other examples of recent judicial decisions relating to Driver classification include the Aslam, Farrar, Hoy and Mithu v. Uber B.V., et al. ruling by the Employment Appeal Tribunal in the United Kingdom that found that Drivers are workers (rather than self-employed), a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship, and a decision by the French Supreme Court that reclassified an UberX Driver as an employee. In Razak v. Uber Technologies, Inc., the Third Circuit Court of Appeals vacated and remanded a district court ruling that UberBLACK Drivers in Philadelphia are independent contractors and not employees. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees (or as workers or quasi-employees where those statuses exist), we would incur significant additional expenses for compensating Drivers, potentially including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and penalties. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business and financial condition.
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
Our number of platform users may decline materially or fluctuate as a result of many factors, including, among other things, dissatisfaction with the operation of our platform, the price of fares, meals, and shipments (including a reduction in incentives), dissatisfaction with the quality of service provided by the Drivers and restaurants on our platform, quality of platform user support, dissatisfaction with the restaurant selection on Eats, negative publicity related to our brand, including as a result of safety incidents and corporate reporting related to safety, perceived political or geopolitical affiliations, a pandemic or an outbreak of disease or similar public health concern, such as the current COVID-19 pandemic, or fear of such an event, treatment of Drivers, perception of a toxic work culture, perception that our culture has not fundamentally changed, dissatisfaction with changes we make to our products and offerings, or dissatisfaction with our products and offerings in general. For example, in January 2017, a backlash against us in response to accusations that we intended to profit from a protest against an executive order banning certain refugees and immigrants from entering the United States spurred #DeleteUber, a social media campaign that encouraged platform users to delete our app and cease use of our platform. As a result of the #DeleteUber campaign, hundreds of thousands of consumers stopped using our platform within days of the campaign. In addition, if we are unable to provide high-quality support to platform users or respond to reported incidents, including safety incidents, in a timely and acceptable manner, our ability to attract and retain platform users could be adversely affected. If Drivers, consumers, restaurants, shippers, and carriers do not establish or maintain active accounts with us, if a campaign similar to #DeleteUber occurs, if we fail to provide high-quality support, or if we cannot otherwise attract and retain a large number of Drivers, consumers, restaurants, shippers, and carriers, our revenue would decline, and our business would suffer.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 28,600 global employees as of March 31, 2020, of whom approximately 16,200 were located outside the United States. We expect the total number of our employees located outside the United States to increase significantly as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented reductions in force, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in force. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
As of March 31, 2020, we operated in 69 countries, and markets outside the United States accounted for approximately 77% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local competitors. For example, in January 2020, we completed our acquisition of Careem in jurisdictions where we have received regulatory approval and in March 2019, we announced the expansion of our Freight offering into Europe. Such investments may not be successful and may negatively affect our operating results.
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

•
public health concerns or emergencies, such as the current COVID-19 pandemic and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate; and

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
Any material decline in the business of these entities would adversely affect the value of our assets and our financial results. Furthermore, the value of these assets is based in part on the market valuations of these entities, and weakened financial markets have adversely affected, and may in the future adversely affect such valuations. These positions could expose us to risks, litigation, and unknown liabilities because, among other things, these companies have limited operating histories in an evolving industry and may have less predictable operating results; are privately owned and, as a result, limited public information is available and we may not learn all the material information regarding these businesses; are domiciled and operate in countries with particular economic, tax, political, legal, safety, regulatory and public health risks, including the extent of the impact of the COVID-19 pandemic on their business; depend on the management talents and efforts of a small group of individuals, and, as a result, the death, disability, resignation, or termination of one or more of these individuals could have an adverse effect on the relevant company’s operations; and will likely require substantial additional capital to support their operations and expansion and to maintain their competitive positions. Any of these risks could materially affect the value of our assets, which could have an adverse effect on our business, financial condition, operating results, or the trading price of our common stock.
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
Our operating results may vary significantly and are not necessarily an indication of future performance. These fluctuations may be a result of a variety of factors, some of which are beyond our control, such as the current COVID-19 pandemic. In addition, we experience seasonal fluctuations in our financial results. For Ridesharing, we typically generate higher revenue in our fourth quarter compared to other quarters due in part to fourth quarter holiday and business demand, and typically generate lower revenue in our third quarter compared to other quarters due in part to less usage of our platform during peak vacation season in certain cities, such as Paris. We have typically experienced lower quarter-over-quarter growth in Rides in the first quarter. For Eats, we expect to experience seasonal increases in our revenue in the first and fourth quarters compared to the second and third quarters, although the historical growth of Eats has masked these seasonal fluctuations. Our growth has made, and may in the future make, seasonal fluctuations difficult to detect. We expect these seasonal trends to become more pronounced over time as our growth slows. Other seasonal trends may develop or these existing seasonal trends may become more extreme, which would contribute to fluctuations in our operating results. In addition to seasonality, our operating results may fluctuate as a result of factors including our ability to attract and retain new platform users, increased competition in the markets in which we operate, our ability to expand our operations in new and existing markets, our ability to maintain an adequate growth rate and effectively manage that growth, our ability to keep pace with technological changes in the industries in which we operate, changes in governmental or other regulations affecting our business, harm to our brand or reputation, and other risks described elsewhere in this Quarterly Report on Form 10-Q. As such, we may not accurately forecast our operating results. We base our expense levels and investment plans on estimates, which has become more challenging in light of the COVID-19 pandemic. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If we are unable to achieve sustained profits, our prospects would be adversely affected and investors may lose some or all of the value of their investment.
If our growth slows more significantly than we currently expect, we may not be able to achieve profitability, which would adversely affect our financial results and future prospects.
Our Gross Bookings, revenue, and Adjusted Net Revenue growth rates (in particular with respect to our Ridesharing products) have slowed in recent periods, and we expect that they will continue to slow in the future. We believe that our growth depends on a number of factors, including the duration and severity of the COVID-19 pandemic and our ability to:

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
In 2019, we derived 23% of our Rides Gross Bookings from five metropolitan areas—Chicago, Los Angeles, New York City, and the San Francisco Bay Area in the United States; and London in the United Kingdom. We experience greater competition in large metropolitan areas than we do in other markets in which we operate, which has led us to offer significant Driver incentives and consumer discounts and promotions in these large metropolitan areas. As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these large metropolitan areas. An economic downturn, increased competition, or regulatory obstacles in any of these key metropolitan areas would adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business. Furthermore, if we are unable to renew existing licenses or do not receive new licenses in key metropolitan areas where we operate or such licenses are terminated, any inability to operate in such metropolitan area, as well as the publicity concerning any such termination or non-renewal, could adversely affect our business, financial condition, and operating results. For example, Transport for London (“TfL”) denied our application for a new license on November 25, 2019. We are continuing operations in London, while we have appealed this decision and expect a hearing in Westminster Magistrates Court in July 2020. If we are not granted a new license, any inability to operate in London could adversely affect our business, financial condition and operating results.
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
In 2019, we generated 15% of our Rides Gross Bookings from trips that either started or were completed at an airport, and we expect this percentage to increase in the future. As a result of this concentration, our operating results are susceptible to existing regulations and regulatory changes that impact the ability of drivers using our platform to provide trips to and from airports. In addition, as a result of the COVID-19 pandemic, travel behavior has changed and airline travel has slowed, reducing the demand for Rides to and from airports. Certain airports currently regulate ridesharing within airport boundaries, including by mandating that ridesharing service providers obtain airport-specific licenses, and some airports, particularly those outside the United States, have banned ridesharing operations altogether. Despite such bans, some Drivers continue to provide Rides services, including trips to and from airports, despite lacking the requisite permits. Such actions may result in the imposition of fines or sanctions, including further bans on our ability to operate within airport boundaries, against us or Drivers. Additional bans on our airport operations, or any permitting requirements or instances of non-compliance by Drivers, would significantly disrupt our operations. In addition, if drop-offs or pick-ups of riders become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, the number of Drivers or consumers could decrease, which would adversely affect our business, financial condition, and operating results.

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
Autonomous vehicle technologies involve significant risks and liabilities. We conduct real-world testing of our autonomous vehicles, which currently includes at least one trained driver in the driver’s seat monitoring operations while the vehicle is in autonomous mode. In March 2018, one such test vehicle struck and killed a pedestrian in Tempe, Arizona. Following that incident, we voluntarily suspended public-road testing of our autonomous vehicles for several months in all markets where we were conducting real-world testing, which was a setback for our autonomous vehicle technology efforts. The National Transportation Safety Board investigated the collision, and, in its conclusion, recommended that we implement certain safety risk management measures for autonomous driving system testing. While we continue to implement and monitor a safety risk management system, we cannot assure you that such a system will prevent additional collisions involving our autonomous vehicles. We currently maintain governmental authorization to test vehicles in autonomous mode on public roads in Pennsylvania, and, in February 2020, were issued a permit to test autonomous vehicles on California public roads with a trained driver in the vehicle. Failures of our autonomous vehicle technologies or additional crashes involving autonomous vehicles using our technology could generate substantial liability for us, create negative publicity about us, or result in regulatory scrutiny, all of which would have an adverse effect on our reputation, brand, business, prospects, and operating results.
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
Future leadership transitions and management changes may cause uncertainty in, or a disruption to, our business, and may increase the likelihood of senior management or other employee turnover. The loss of qualified executives and employees, or an inability to attract, retain, and motivate high-quality executives and employees required for the planned expansion of our business, may harm our operating results and impair our ability to grow.
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
If we experience security or privacy breaches or other unauthorized or improper access to, use of, disclosure of, alteration of or destruction of our proprietary or confidential data, employee data, or platform user data, we may face loss of revenue, harm to our brand, business disruption, and significant liabilities.
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
Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. We have been subject to security and privacy incidents in the past and may be again in the future. For example, in May 2014, we experienced a data security incident in which an outside actor gained access to certain personal information belonging to Drivers through an access key written into code that an employee had unintentionally posted publicly on a code-sharing website used by software developers (the “2014 Breach”). In October and November of 2016, outside actors downloaded the personal data of approximately 57 million Drivers and consumers worldwide (the “2016 Breach”). The accessed data included the names, email addresses, mobile phone numbers, and drivers’ license numbers of approximately 600,000 Drivers, among other information. For further information on this incident, see the risk factors titled “—We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, the SEC and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business” and “—We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative, and regulatory action, and negative press about our privacy and data protection practices,” below. In November 2018, a third-party assessor ranked our maturity level for all but two security capabilities as below or at the minimum maturity end of our industry maturity range, which purports to be a composite range derived from the minimum and maximum maturity ratings across related industry sections in consumer products, travel and hospitality, banking and securities, and technology. As we expand our operations, we may also assume liabilities for breaches experienced by the companies we acquire. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security breach that allowed access to certain personal information of riders and drivers on its platform, as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security breaches, or if we fail to remediate this or any other data security breach that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities.
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
Our New Mobility products include dockless e-bikes and e-scooters, and we are developing advanced technologies for autonomous vehicles. These products require and rely on hardware and other components that we source from third-party suppliers. The continued development of dockless e-bikes and e-scooters, autonomous vehicle technologies, and other products depends on our ability to implement and manage supply chain logistics to secure the necessary components and hardware. We do not have significant experience in managing supply chain risks. We depend on a limited number of suppliers for our dockless e-bikes, and on a single supplier for most of our e-scooters that also supplies our competitors. It is possible that we may not be able to obtain a sufficient supply of dockless e-bikes and e-scooters in a timely manner, or at all. The timely development and performance of our New Mobility products is dependent on the materials, cooperation, and quality delivered by our suppliers. Further, we source certain specialized or custom-made components for our autonomous vehicle and other advanced technologies from a small number of specialized suppliers, and we may not be able to secure substitutes in a timely manner, on reasonable terms, or at all. Events that have and could continue to disrupt our supply chain include, but are not limited to:

•	the imposition of trade laws or regulations;

•	the imposition of duties, tariffs, and other charges on imports and exports, including with respect to imports and exports of dockless e-bikes and e-scooters from China;

•	disruption in the supply of certain hardware and components from our international suppliers, particularly those in China;

•	public health concerns or epidemics, such as the current COVID-19 pandemic, affecting the production capabilities of our suppliers, including by resulting in quarantines or closures;

•	foreign currency fluctuations;

•	theft; and

•	restrictions on the transfer of funds.
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
As of March 31, 2020, we had total outstanding indebtedness of $7.4 billion aggregate principal amount. Included in this amount is $1.7 billion of Careem Convertible Notes, issued to Careem stockholders upon the closing of our acquisition of Careem, of which $891 million was settled in cash in April 2020. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of dockless e-bikes and e-scooters or autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
As of December 31, 2019, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $8.8 billion and $8.3 billion, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2018 will begin to expire in 2031, and the state net operating loss carryforward amounts will begin to expire in 2020. As of December 31, 2019, we also had foreign net operating loss carryforwards of $2.7 billion that will begin to expire in 2024. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
In March 2019, we entered into an Asset Purchase Agreement with Careem Inc. Pursuant to the Asset Purchase Agreement, we agreed to acquire substantially all of the assets and assume substantially all of the liabilities of Careem Inc. On January 2, 2020, we completed the acquisition of substantially all of the assets of Careem Inc. for approximately $3.0 billion, consisting of up to approximately $1.7 billion of the Careem Convertible Notes and approximately $1.3 billion in cash, subject to certain adjustments. In January 2020, we completed the acquisition following clearance of the transaction in Egypt, Jordan, Saudi Arabia and the United Arab Emirates, which represent substantially all of the major markets where regulatory approval was required, and in February 2020, we received regulatory approval in Pakistan. We continue to seek regulatory approval in Qatar and Morocco, and upon receipt of such approvals, we expect to proceed to close the acquisition of the Careem businesses in those countries.
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
In certain jurisdictions, including key markets such as Argentina, Germany, Italy, Japan, South Korea, and Spain, our ridesharing business model has been blocked, capped, or suspended, or we have been required to change our business model, due primarily to laws and significant regulatory restrictions in such jurisdictions. In some cases, we have applied for and obtained licenses or permits to operate and must continue to comply with the license or permit requirements or risk revocation. In addition, we may not be able to maintain or renew any such license or permit. For example, TfL scrutinizes our business on an on-going basis and we are subject to license reviews at renewal. In September 2019, TfL granted us a two month license, finding us a fit and proper operator, but in November 2019, TfL declined to issue us a license, finding that we were not “fit and proper,” including with respect to confidence in our change and release management processes. We have appealed the decision and are able to continue operations pending judicial proceedings. We expect the appeal to be heard in Westminster Magistrates Court in July 2020. Any inability to operate in London, as well as the publicity concerning an adverse judicial decision, would adversely affect our business, revenue, and operating results. We cannot predict whether the TfL decision, or future regulatory decisions or legislation in other jurisdictions, may embolden or encourage other authorities to take similar actions even where we are operating according to the terms of an existing license or permit. Additionally, in April 2019, Mexico City’s Secretaría de Movilidad passed an amendment to existing ridesharing regulations implementing certain operational requirements, including a prohibition on the use of cash to pay for ridesharing services and, effective as of November 2019, a requirement that Drivers in Mexico City obtain additional licenses to provide ridesharing services. We are still evaluating the impact of these regulations, but such operational requirements, if implemented without modification, could have a negative impact on our business and our failure to comply with such regulations may result in a revocation of our license to operate in Mexico City.
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
In certain jurisdictions, we are subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. In such jurisdictions, we may be subject to regulatory fines and proceedings and, in certain cases, may be required to cease operations altogether if we continue to operate our business as currently conducted, unless and until such laws and regulations are reformed to clarify that our business operations are fully compliant. For example, on January 31, 2020, we ceased offering our Rides products in Colombia after a Colombian court ruled that we violated local competition laws. We have appealed the decision, which does not suspend its enforceability, and although the Colombian courts have not ruled on the appeal, we made certain changes to our Rides products in Colombia and re-launched Rides in Colombia in February 2020, but due to the COVID-19 pandemic, we have temporarily ceased offering our Rides products in Colombia. Furthermore, in certain of these jurisdictions, we continue to provide our products and offerings while we assess the applicability of these laws and regulations to our products and offerings or while we seek regulatory or policy changes to address concerns with respect to our ability to comply with these laws and regulations. Our decision to continue operating in these instances has come under investigation or has otherwise been subject to scrutiny by government authorities. Our continuation of this practice and other past practices may result in fines or other penalties against us and Drivers imposed by local regulators, potentially increasing the risk that our licenses or permits that are necessary to operate in such jurisdictions will not be renewed. Such fines and penalties have in the past been, and may in the future continue to be, imposed solely on Drivers, which may cause Drivers to stop providing services on our platform. In many instances, we make the business decision as a gesture of goodwill to pay the fines on behalf of Drivers or to pay Drivers’ defense costs, which, in the aggregate, can be in the millions of dollars. Furthermore, such business practices may also result in negative press coverage, which may discourage Drivers and consumers from using our platform and could adversely affect our revenue. In addition, we face regulatory obstacles, including those lobbied for by our competitors or from local governments globally, that have favored and may continue to favor local or incumbent competitors, including obstacles for potential Drivers seeking to obtain required licenses or vehicle certifications. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or Drivers are required to comply with regulatory and other requirements applicable to taxicab and car services, our revenue and growth would be adversely affected.
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
Competition authorities closely scrutinize us under U.S. and foreign antitrust and competition laws. An increasing number of governments are enforcing competition laws and are doing so with increased scrutiny, including governments in large markets such as the EU, the United States, Brazil, and India, particularly surrounding issues of predatory pricing, price-fixing, and abuse of market power. Many of these jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. For example, complaints have been filed in several jurisdictions, including in the United States and India, alleging that our prices are too high (surge pricing) or too low (discounts or predatory pricing), or both. We also continue to defend against litigation filed by a purported assignee of Sidecar, an early competitor in the ridesharing business, that asserts claims under federal law based on allegations that we engaged in anti-competitive conduct. If one jurisdiction imposes or proposes to impose new requirements or restrictions on our business, other jurisdictions may follow. Further, any new requirements or restrictions, or proposed requirements or restrictions, could result in adverse publicity or fines, whether or not valid or subject to appeal.
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
We are the subject of DOJ criminal inquiries and investigations, as well as civil enforcement inquiries and investigations by other government agencies, including the SEC, in the United States and abroad. Those inquiries and investigations cover a broad range of matters, including our data deletion and document retention policies related to the 2016 Breach, which involved the breach of certain archived consumer data hosted on a cloud-based service that outside actors accessed and downloaded. We have in the past and may in the future, settle claims related to such matters. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the U.S. Federal Trade Commission (the “FTC”), which the FTC Commissioners approved in October 2018. In November and December 2018, U.K., Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. The 2016 Breach may lead to additional costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. We are also subject to inquiries and or investigations by various government authorities related to, among other matters, our business practices, including, for example, an inquiry by the SEC into our compliance with the registration and disclosure requirements of the Securities Act of 1933, as amended (the “Securities Act”). Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2014 Breach and the 2016 Breach. These and any future privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biennial third-party audits, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties, for, amongst other activities, future failure to report security incidents. In November and December 2018, U.K., Dutch and French supervisory authorities imposed fines totaling approximately $1.6 million. We have also entered into settlement agreements with numerous state enforcement agencies. In January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security breach that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security breaches or if we fail to remediate this or any other data security breach that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. Our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we may become subject to amended or additional laws that impose substantial additional obligations related to privacy. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which will increase our compliance costs and the risks associated with non-compliance. For example, the CCPA, which provides new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) in 2018, which is expected to go into effect in May 2021.

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
We have in the past been, are currently, and may in the future become, involved in private actions, collective actions, investigations, and various other legal proceedings by Drivers, consumers, restaurants, shippers, carriers, employees, commercial partners, competitors or, government agencies, among others. We are subject to litigation relating to various matters including Driver classification, Drivers’ tips and taxes, the Americans with Disabilities Act, antitrust, intellectual property infringement, privacy, unfair competition, workplace culture, safety practices, and employment and human resources practices. The results of any such litigation, investigations, and legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, costly, and harmful to our reputation, and could require significant amounts of management time and corporate resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or be forced to change the way in which we operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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
We have operations in countries known to experience high levels of corruption and were previously subject to, and may in the future be subject to, inquiries, investigations, and requests for information with respect to our compliance with a number of anti-corruption laws to which we are subject.

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
Furthermore, from time to time we may introduce or acquire new products, including in areas in which we historically have not operated, which could increase our exposure to patent and other intellectual property claims. In addition, we have been sued, and we may in the future be sued, for allegations of intellectual property infringement or threats of trade secret misappropriation. For example, in February 2017, Waymo filed a lawsuit against us alleging, among other things, theft of trade secrets and patent infringement arising from our acquisition of Ottomotto LLC. In February 2018, we entered into a settlement agreement with Waymo. This agreement resolved Waymo’s claims and provided for certain measures, including the joint retention of an independent software expert, to ensure that our autonomous vehicle hardware and software do not misappropriate Waymo intellectual property. In response to certain adverse findings by the independent software expert, we have made design changes to our autonomous vehicle software, which have been reviewed and approved by the independent software expert as embodying no misappropriation of Waymo trade secrets. This review and approval resolves the independent software review process set out in the settlement agreement with Waymo. In addition, in March 2020, Anthony Levandowski, a cofounder of Ottomotto LLC and a former employee of ours, pled guilty in federal court to one charge of theft of trade secrets from Waymo.
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

•
other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the current COVID-19 pandemic, natural disasters, or responses to these events.

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
Our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. Although the Delaware Supreme Court recently held that such exclusive forum provisions are facially valid, courts in other jurisdictions may find such provisions to be unenforceable.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
On May 14, 2019, we closed our initial public offering (“IPO”), in which we sold 180 million shares of our common stock at a price of $45.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to an effective registration statement on Form S-1 (File No. 333-230812). We raised approximately $8.0 billion in net proceeds after deducting underwriting discounts and commissions of $106 million and offering expenses. We have used a portion of the net proceeds, and intend to use the remainder of the net proceeds, from our IPO for general corporate purposes, including working capital, operating expenses and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO to acquire businesses, products, services, or technologies. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38902	3.1	May 14, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38902	3.2	May 14, 2019
4.1	Form of Unsecured Convertible Note.
10.1	Employment Agreement, by and between the Registrant and Jill Hazelbaker, dated October 8, 2015.
10.2	Letter Agreement, by and between the Registrant and Jill Hazelbaker, dated April 10, 2017.
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

UBER TECHNOLOGIES, INC.

Date: May 8, 2020	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2020	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)