Form 10-Q
period 2020-06-30
Uber Technologies, Inc
filed 2020-08-07
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of July 30, 2020 was 1,752,622,515.

UBER TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•the impacts of COVID-19 or other future pandemics on our business, results of operations, financial position and cash flows;
•our ability to successfully compete in highly competitive markets;
•our ability to effectively manage our growth and maintain and improve our corporate culture;
•our expectations regarding financial performance, including but not limited to revenue, Adjusted Net Revenue, potential profitability and the timing thereof, ability to generate positive Adjusted EBITDA, expenses, and other results of operations;
•our expectations regarding future operating performance, including but not limited to our expectations regarding future Monthly Active Platform Consumers ("MAPCs"), Trips, Gross Bookings, and Take Rate;
•our expectations regarding our competitors’ use of incentives and promotions, our competitors’ ability to raise capital, and the effects of such incentives and promotions on our growth and results of operations;
•our anticipated investments in new products and offerings, and the effect of these investments on our results of operations;
•our anticipated capital expenditures and our estimates regarding our capital requirements;
•our ability to close and integrate acquisitions into our operations;
•anticipated technology trends and developments and our ability to address those trends and developments with our products and offerings;
•the size of our addressable markets, market share, category positions, and market trends, including our ability to grow our business in the six countries we have identified as near-term priorities;
•the safety, affordability, and convenience of our platform and our offerings;
•our ability to identify, recruit, and retain skilled personnel, including key members of senior management;
•our expected growth in the number of platform users, and our ability to promote our brand and attract and retain platform users;
•our ability to maintain, protect, and enhance our intellectual property rights;
•our ability to introduce new products and offerings and enhance existing products and offerings;
•our ability to successfully enter into new geographies, expand our presence in countries in which we are limited by regulatory restrictions, and manage our international expansion;
•our ability to successfully renew licenses to operate our business in certain jurisdictions;
•the availability of capital to grow our business;
•our ability to meet the requirements of our existing debt and draw on our line of credit;
•our ability to prevent disturbance to our information technology systems;
•our ability to successfully defend litigation and government proceedings brought against us, including with respect to our relationship with drivers and delivery persons;
•our ability to comply with existing, modified, or new laws and regulations applying to our business; and
•our ability to implement, maintain, and improve our internal control over financial reporting.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2019	As of June 30, 2020
Assets
Cash and cash equivalents	$10,873	$6,754
Short-term investments	440	1,033
Restricted cash and cash equivalents	99	123
Accounts receivable, net of allowance of $34 and $39, respectively	1,214	604
Prepaid expenses and other current assets	1,299	1,148
Total current assets	13,925	9,662
Restricted cash and cash equivalents	1,095	1,224
Collateral held by insurer	1,199	1,021
Investments (including, amortized cost of debt securities of $2,279 and $2,281; credit allowance of $— and $160, respectively)	10,527	8,813
Equity method investments	1,364	1,062
Property and equipment, net	1,731	1,846
Operating lease right-of-use assets	1,594	1,441
Intangible assets, net	71	533
Goodwill	167	2,518
Other assets	88	120
Total assets	$31,761	$28,240
Liabilities, mezzanine equity and equity
Accounts payable	$272	$253
Short-term insurance reserves	1,121	1,248
Operating lease liabilities, current	196	188
Accrued and other current liabilities	4,050	4,202
Total current liabilities	5,639	5,891
Long-term insurance reserves	2,297	2,161
Long-term debt, net of current portion	5,707	6,691
Operating lease liabilities, non-current	1,523	1,525
Other long-term liabilities	1,412	1,451
Total liabilities	16,578	17,719
Commitments and contingencies (Note 13)
Mezzanine equity
Redeemable non-controlling interests	311	282
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 1,716,681 and 1,745,957 shares issued and outstanding, respectively	—	—
Additional paid-in capital	30,739	31,267
Accumulated other comprehensive loss	(187)	(644)
Accumulated deficit	(16,362)	(21,073)
Total Uber Technologies, Inc. stockholders' equity	14,190	9,550
Non-redeemable non-controlling interests	682	689
Total equity	14,872	10,239
Total liabilities, mezzanine equity and equity	$31,761	$28,240
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Revenue	$3,166	$2,241	$6,265	$5,784
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,740	1,252	3,421	3,038
Operations and support	864	582	1,298	1,085
Sales and marketing	1,222	736	2,262	1,621
Research and development	3,064	584	3,473	1,229
General and administrative	1,638	565	2,061	1,424
Depreciation and amortization	123	129	269	257
Total costs and expenses	8,651	3,848	12,784	8,654
Loss from operations	(5,485)	(1,607)	(6,519)	(2,870)
Interest expense	(151)	(110)	(368)	(228)
Other income (expense), net	398	(44)	658	(1,839)
Loss before income taxes and loss from equity method investments	(5,238)	(1,761)	(6,229)	(4,937)
Provision for (benefit from) income taxes	(2)	4	17	(238)
Loss from equity method investments	(10)	(7)	(16)	(19)
Net loss including non-controlling interests	(5,246)	(1,772)	(6,262)	(4,718)
Less: net income (loss) attributable to non-controlling interests, net of tax	(10)	3	(14)	(7)
Net loss attributable to Uber Technologies, Inc.	$(5,236)	$(1,775)	$(6,248)	$(4,711)
Net loss per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(4.72)	$(1.02)	$(7.97)	$(2.72)
Diluted	$(4.72)	$(1.02)	$(7.98)	$(2.72)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	1,110,704	1,738,897	783,900	1,731,632
Diluted	1,110,704	1,738,897	783,982	1,731,632
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Net loss including non-controlling interests	$(5,246)	$(1,772)	$(6,262)	$(4,718)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	71	(257)	17	(405)
Change in unrealized gain (loss) on investments in available-for-sale securities	8	8	4	(52)
Other comprehensive income (loss), net of tax	79	(249)	21	(457)
Comprehensive loss including non-controlling interests	(5,167)	(2,021)	(6,241)	(5,175)
Less: comprehensive income (loss) attributable to non-controlling interests	(10)	3	(14)	(7)
Comprehensive loss attributable to Uber Technologies, Inc.	$(5,157)	$(2,024)	$(6,227)	$(5,168)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance as of December 31, 2018	$—	903,607	$14,177	457,189	$—	$668	$(188)	$(7,865)	$(7,385)
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	—	—	9	9
Exercise of warrants	—	923	45	—	—	—	—	—	—
Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	—	2	—	—	—	—	—	—
Repurchase of outstanding shares	—	—	—	(1)	—	—	—	—	—
Exercise of stock options	—	—	—	677	—	4	—	—	4
Repurchase of unvested early-exercised stock options	—	—	—	(32)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	10	—	—	10
Unrealized loss on investments in available-for-sale securities, net of tax	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	(54)	—	(54)
Net loss	(4)	—	—	—	—	—	—	(1,012)	(1,012)
Balance as of March 31, 2019	(4)	904,530	14,224	457,833	—	682	(246)	(8,868)	(8,432)
Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	—	—	—	—	3	—	—	3
Conversion of warrant to common stock in connection with initial public offering	—	—	—	150	—	6	—	—	6
Conversion of convertible notes to common stock in connection with initial public offering	—	—	—	93,978	—	4,229	—	—	4,229
Exercise of stock options	—	—	—	501	—	1	—	—	1
Stock-based compensation	—	—	—	—	—	3,943	—	—	3,943
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	—	—	8	—	8
Foreign currency translation adjustment	—	—	—	—	—	—	71	—	71
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	—	180,000	—	7,973	—	—	7,973
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	(904,530)	(14,224)	904,530	—	14,224	—	—	14,224
Issuance of common stock related to private placement	—	—	—	11,111	—	500	—	—	500
Issuance of common stock for settlement of RSUs	—	—	—	80,015	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	(30,504)	—	(1,368)	—	—	(1,368)
Net loss	(10)	—	—	—	—	—	—	(5,236)	(5,236)
Balance as of June 30, 2019	$(14)	—	$—	1,697,614	$—	$30,193	$(167)	$(14,104)	$15,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2019	$311	1,716,681	$—	$30,739	$(187)	$(16,362)	$682	$14,872
Exercise of stock options	—	4,359	—	14	—	—	—	14
Stock-based compensation	—	—	—	285	—	—	—	285
Issuance of common stock for settlement of RSUs	—	8,917	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(107)	—	(3)	—	—	—	(3)
Unrealized loss on investments in available-for-sale securities, net of tax	—	—	—	—	(60)	—	—	(60)
Foreign currency translation adjustment	—	—	—	—	(148)	—	—	(148)
Distributions to non-controlling interests	(3)	—	—	—	—	—	(4)	(4)
Net loss	(18)	—	—	—	—	(2,936)	8	(2,928)
Balance as of March 31, 2020	290	1,729,850	—	31,035	(395)	(19,298)	686	12,028
Exercise of stock options	—	3,106	—	8	—	—	—	8
Stock-based compensation	—	—	—	143	—	—	—	143
Issuance of common stock under the Employee Stock Purchase Plan	—	3,265	—	82	—	—	—	82
Issuance of common stock for settlement of RSUs	—	9,778	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(42)	—	(1)	—	—	—	(1)
Unrealized loss on investments in available-for-sale securities, net of tax	—	—	—	—	8	—	—	8
Foreign currency translation adjustment	—	—	—	—	(257)	—	—	(257)
Distributions to non-controlling interests	(3)	—	—	—	—	—	(5)	(5)
Net loss	(5)	—	—	—	—	(1,775)	8	(1,767)
Balance as of June 30, 2020	$282	1,745,957	$—	$31,267	$(644)	$(21,073)	$689	$10,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2020
Cash flows from operating activities
Net loss including non-controlling interests	$(6,262)	$(4,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269	257
Bad debt expense	67	32
Stock-based compensation	3,952	408
Gain on extinguishment of convertible notes and settlement of derivatives	(444)	—
Gain on business divestitures, net	—	(127)
Deferred income taxes	(31)	(282)
Revaluation of derivative liabilities	(58)	—
Accretion of discount on long-term debt	78	30
Loss from equity method investments	16	19
Unrealized (gain) loss on debt and equity securities, net	(14)	116
Impairment of debt and equity securities	—	1,850
Impairments of goodwill, long-lived assets and other assets	—	297
Unrealized foreign currency transactions	(5)	13
Other	(4)	(5)
Change in assets and liabilities, net of impact of business acquisition and disposals:
Accounts receivable	(436)	517
Prepaid expenses and other assets	(267)	141
Collateral held by insurer	—	178
Operating lease right-of-use assets	89	137
Accounts payable	9	(10)
Accrued insurance reserves	257	(8)
Accrued expenses and other liabilities	1,192	(337)
Operating lease liabilities	(52)	(42)
Net cash used in operating activities	(1,644)	(1,534)
Cash flows from investing activities
Proceeds from sale and disposal of property and equipment	41	1
Purchases of property and equipment	(277)	(362)
Purchases of marketable securities	—	(1,012)
Proceeds from maturities and sales of marketable securities	—	422
Proceeds from business disposals, net of cash divested	293	—
Acquisition of business, net of cash acquired	(7)	(1,346)
Return of capital from equity method investee	—	91
Purchase of note receivable	—	(85)
Purchase of non-marketable equity securities	—	(10)
Other investing activities	—	(11)
Net cash provided by (used in) investing activities	50	(2,312)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs	7,977	—

Taxes paid related to net share settlement of equity awards	(1,368)	—
Proceeds from issuance of common stock related to private placement	500	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	—	82
Issuance of senior notes, net of issuance costs	—	992
Principal repayment on Careem Notes	—	(891)
Principal payments on finance leases	(72)	(119)
Other financing activities	(8)	(9)
Net cash provided by financing activities	7,029	55
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	12	(175)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	5,447	(3,966)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	8,209	12,067
Reclassification from assets held for sale during the period	34	—
End of period, excluding cash classified within assets held for sale	$13,690	$8,101

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$11,744	$6,754
Restricted cash and cash equivalents-current	137	123
Restricted cash and cash equivalents-non-current	1,809	1,224
Total cash and cash equivalents, and restricted cash and cash equivalents	$13,690	$8,101

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$166	$211
Income taxes, net of refunds	80	58
Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	14,224	—
Conversion of convertible notes to common stock upon initial public offering	4,229	—
Finance lease obligations	150	131
Ownership interest in Zomato received in exchange for the divestiture of Uber Eats India operations	—	171
Issuance of initial unsecured convertible notes in connection with Careem acquisition	—	880
Holdback amount of unsecured convertible notes in connection with Careem acquisition	—	754
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber” or “the Company”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. Uber is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. Uber develops and operates proprietary technology applications supporting a variety of offerings on its platform (“platform(s)” or “Platform(s)”). Uber connects consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, and connects consumers (“Eater(s)”) with restaurants, grocers and other stores (collectively, “Merchants”) and delivery service providers (“Delivery People”) for meal preparation, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Delivery People are collectively referred to as “Driver(s).” Uber also connects consumers with public transportation networks, e-bikes, e-scooters and other personal mobility options. Uber uses this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry. Uber is also developing technologies that will provide autonomous driving vehicle solutions to consumers, networks of vertical take-off and landing vehicles and new solutions to solve everyday problems.
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
There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 that have had a material impact on the Company’s condensed consolidated financial statements and related notes, except for an update reflecting the new accounting standard related to the measurement of credit losses on available-for-sale debt securities and disclosure of the Company’s policy related to restructuring and related costs.
The evolving nature of the novel coronavirus disease COVID-19 (“COVID-19”) pandemic and the extent of its impact across industries and geographies, including the duration and spread of the outbreak, continue to be uncertain and cannot be predicted. Therefore, the results of operations for the three and six months ended June 30, 2020 may not be indicative of the results to be expected for subsequent quarters and the full fiscal year.
Basis of Consolidation
The condensed consolidated financial statements of the Company include the accounts of the Company and entities consolidated under the variable interest and voting models. All intercompany balances and transactions have been eliminated. Refer to Note 14 – Variable Interest Entities (“VIEs”) for further information.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including, but not limited to: the incremental borrowing rate (“IBR”) applied in lease accounting; fair values of investments and other financial instruments (including the measurement of credit or impairment losses); useful lives of amortizable long-lived assets and intangible assets; fair value of acquired intangible assets and related impairment assessments; impairment of goodwill; stock-based compensation; income taxes and non-income tax reserves; certain deferred tax assets and tax liabilities; insurance reserves; and other contingent liabilities. These estimates are inherently subject to judgment and actual results could differ from those estimates. The Company considered the impacts of the COVID-19 pandemic on the assumptions and inputs (including market data) supporting certain of these estimates, assumptions and judgments, in particular, the Company’s impairment assessment related to the determination of the fair values of certain investments and equity method investments as well as goodwill and the recoverability of long-lived assets. The level of uncertainties and volatility in the global financial markets and economies resulting from the pandemic as well as the uncertainties related to the impact of the pandemic on the Company's and its investees' operations and financial performance means that these estimates may change in future periods, as new events occur and additional information is obtained.
Certain Significant Risks and Uncertainties - COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has rapidly impacted market and economic conditions globally. In an attempt to limit the spread of the virus, various governmental restrictions have been implemented, including business activities and travel restrictions, and “shelter-at-home” orders, that have had an adverse impact on the Company’s business and operations by reducing, in particular, the global demand for Mobility offerings. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, it is not possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on the Company’s future business operations, results of operations, financial position, liquidity, and cash flows. The extent of the impact of the pandemic on the Company’s business and financial results will depend largely on future developments, including the duration of the spread of the outbreak both globally and within the United States, the impact on capital, foreign currencies exchange and financial markets, and governmental or regulatory orders that impact the Company’s business, all of which are highly uncertain and cannot be predicted.
Revenue Recognition
Mobility
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
The Company continues to present revenue on a net basis for these transactions, as the Company does not control the service provided by Drivers to end-users. The Company recognized total revenue of $43 million and $192 million associated with these fees charged to end-users for the three and six months ended June 30, 2020, respectively.
Delivery
During the first quarter of 2020, the Company began charging a direct fee to end-users for delivery services in certain markets. In these transactions, the Company enters into an MSA with the end-user to use the platform for delivery services for a fee and separately subcontracts with Delivery People to provide delivery services to end-users. The combination of the end-user MSA and the individual end-user transaction request establishes enforceable rights and obligations for each transaction. The Company’s contract with end-users creates one performance obligation, which is to provide delivery services to end-users in these markets. The Company has determined that in these transactions, restaurants and end-users are the Company’s customers and revenue from these contracts shall be recognized separately for each under ASC 606. The Company recognizes delivery service revenue associated with the Company's performance obligation over the contract term, which represents its performance over the period of time the delivery is occurring. The Company’s previously disclosed revenue recognition policy for contracts with Merchants remains unchanged.
The Company presents revenue on a gross basis for the delivery of meals, as the Company controls the delivery service in these transactions and is primarily responsible for delivery. Consistent with previous disclosures, the Company will continue to present revenue on a net basis for the sale of meals. The Company recognized revenue of $29 million and $38 million for the three and six months ended June 30, 2020, respectively and cost of revenue, exclusive of depreciation and amortization of $96 million and $150 million for the three and six months ended June 30, 2020, respectively for these delivery transactions.
End-user Discounts and Promotions
Any promotions utilized by an end-user in these Mobility and Delivery transactions where the end-user is a customer are accounted for as consideration payable to a customer, and recorded as a reduction of revenue, if the Company does not receive a distinct good or service or cannot reasonably estimate the fair value of the good or service received.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represents uncollected fare payments from end-users for completed transactions where (i) the payment method is credit card and includes (a) end-user fare amounts not yet settled with payment service providers, and (b) end-user fare amounts settled by payment service providers but not yet remitted to the Company, or (ii) completed shipments where the Company invoices Freight Customers (“Shippers”) and payment has not been received. The timing of settlement of amounts due from these parties varies by region and by product. The portion of the fare receivable to be remitted to Drivers and Merchants is included in accrued and other current liabilities. Refer to Note 8 – Supplemental Financial Statement Information for amounts payable to Drivers and Merchants.
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
Allowance for Credit Losses on Available-for-sale Debt Securities
The Company accounts for credit losses on available-for-sale debt securities in accordance with ASC 326, Financial Instruments - Credit Losses (“ASC 326”). The Company adopted ASC 326 on January 1, 2020, on a modified retrospective basis. Under ASC 326, at each reporting period, the Company evaluates its available-for-sale debt securities at the individual security level to determine whether there is a decline in the fair value below its amortized cost basis (an impairment). In circumstances where the Company intends to sell, or is more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statement of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, the Company then evaluates whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying loan obligors, credit ratings actions, as well as other factors. To determine the portion of a decline in fair value that is credit-related, the Company compares the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income (loss). Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
Restructuring and Related Charges
Costs associated with management-approved restructuring activities, including reductions in headcount, exiting a market or consolidation of facilities are recognized when they are incurred and may include employee termination benefits, impairment of long-lived assets, impairment of operating lease right-of-use assets, contract termination costs and accelerated lease cost for right-of-use assets that ceased to be used. The Company records a liability for employee termination benefits either when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated or when management has communicated the termination plan to employees and all of the following conditions have been met: management, having the authority to approve the action, commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications and their locations, and the expected completion date; the plan establishes the terms of the benefit arrangement in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company accrues for costs to terminate contracts other than a lease when it terminates the contract in accordance with the contract terms. Costs that will continue to be incurred for the remaining term of a contract that is not a lease, and provide no economic benefits to the Company are recognized at the cease-use date. Costs associated with lease contracts are accounted for under the leasing accounting guidance or under the long-lived assets accounting guidance.
Restructuring and related charges are recognized as an operating expense within the condensed consolidated statement of operations and are classified based on the Company’s classification policy for each category of operating expense. Personnel costs are classified based on each employee’s classification, impairment of long-lived assets are recorded within general and administrative expenses, and lease costs, including impairments of right-of-use assets, are classified in the same expense line item where each lease’s rent expense was recognized.
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
Note 2 – Revenue
The following tables present the Company’s revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the trip or shipment was completed or meal delivered. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue is presented in the following tables for the three and six months ended June 30, 2019 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Mobility revenue	$2,376	$790	$4,794	$3,260
Delivery revenue	595	1,211	1,131	2,030
Freight revenue	167	211	294	410
ATG and Other Technology Programs collaboration revenue (1)	—	25	—	50
Other Bets revenue	28	4	46	34
Total revenue	$3,166	$2,241	$6,265	$5,784
(1) Refer to Note 15 – Non-Controlling Interests for further information on collaboration revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
United States and Canada	$1,967	$1,250	$3,862	$3,392
Latin America ("LATAM")	417	232	867	729
Europe, Middle East and Africa ("EMEA")	506	401	993	953
Asia Pacific ("APAC")	276	358	543	710
Total revenue	$3,166	$2,241	$6,265	$5,784
Revenue from Contracts with Customers
Mobility Revenue
The Company derives revenue primarily from fees paid by Mobility Drivers for the use of the Company’s platform(s) and related service to facilitate and complete Mobility services and, in certain markets, revenue from fees paid by End-Users for connection services obtained via the platform. Mobility revenue also includes immaterial revenue streams such as the Company's Uber for Business (“U4B”), financial partnerships products, and Vehicle Solutions. Vehicle Solutions revenue is accounted for as an operating lease as defined under ASC 842.
Delivery Revenue
The Company derives revenue for Delivery from Merchants’ and Delivery People’s use of the Delivery platform and related service to facilitate and complete Delivery transactions. Additionally, in certain markets where the Company is responsible for delivery services, delivery fees charged to end-users are also included in revenue, while payments to Delivery People in exchange for delivery services are recognized in cost of revenue.
Freight Revenue
Freight revenue consists of revenue from freight transportation services provided to shippers.
Other Bets Revenue
Prior to the second quarter of 2020, Other Bets revenue consisted primarily of revenue from New Mobility products, including dockless e-bikes, and Platform Incubator group offerings, which are responsible for innovating new services and use cases on the Company’s platform to drive long-term growth and cross-platform customer engagement, and other immaterial revenue streams. New Mobility revenue is accounted for as an operating lease as defined under ASC 842. After the JUMP Divestiture during the second quarter of 2020, revenue from New Mobility products, including dockless e-bikes, was not material. Refer to Note 17 – Divestitures for further information regarding the JUMP Divestiture.
Contract Balances
During the second quarter of 2020, the Company modified a revenue contract originally entered into in 2018. As a result of the modification, the consideration allocated to an unfulfilled performance obligations is no longer material.
The Company’s contract assets for performance obligations satisfied prior to payment or contract liabilities for consideration collected prior to satisfying the performance obligations are not material as of December 31, 2019 and June 30, 2020.

Note 3 – Investments and Fair Value Measurement
Investments
The Company’s investments on the condensed consolidated balance sheets consisted of the following as of December 31, 2019 and June 30, 2020 (in millions):

	As of
	December 31, 2019	June 30, 2020
Classified as short-term investments:
Marketable debt securities (1):
Commercial paper	$148	$314
U.S. government and agency securities	93	325
Corporate bonds	199	394
Short-term investments	$440	$1,033

Classified as investments:
Non-marketable equity securities:
Didi (2)	$7,953	$6,299
Other (3)	204	302
Non-marketable debt securities:
Grab (4)	2,336	2,121
Other (3)	34	—
Note receivable from a related party (3), (5)	—	91
Investments	$10,527	$8,813
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.
(2) In 2016, the Company completed the sale of the Company’s interest in Uber China to Didi and received approximately 52 million shares of Didi’s Series B-1 preferred stock as consideration valued at approximately $6.0 billion at the time of the transaction.
(3) These balances include certain investments recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.
(4) Recorded at fair value with changes in fair value recorded in other comprehensive income (loss), net of tax, unless subject to credit loss.
(5) Consists of the Lime Convertible Note. Neutron Holdings, Inc. (“Lime") is considered a related party as a result of the Company’s investment in Lime Common Stock. For further information, see the section titled “2020 Lime Investments” below and Note 17 – Divestitures.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2019				As of June 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$5,104	$—	$—	$5,104	$3,442	$—	$—	$3,442
Commercial paper	—	233	—	233	—	435	—	435
U.S. government and agency securities	—	153	—	153	—	478	—	478
Corporate bonds	—	199	—	199	—	418	—	418
Non-marketable debt securities	—	—	2,370	2,370	—	—	2,121	2,121
Non-marketable equity securities	—	—	98	98	—	—	52	52
Note receivable from a related party	—	—	—	—	—	—	91	91
Total financial assets	$5,104	$585	$2,468	$8,157	$3,442	$1,331	$2,264	$7,037

During the six months ended June 30, 2020, the Company did not make any transfers between the levels of the fair value hierarchy.
The following table summarizes the amortized cost and fair value of the Company’s debt securities with a stated contractual maturity or redemption date as of June 30, 2020 (in millions):

	As of June 30, 2020
	Amortized Cost	Fair Value
Within one year	$1,213	$1,215
One year through five years	2,397	2,237
Total	$3,610	$3,452
The following table summarizes the amortized cost, unrealized gains and losses, fair value and, beginning in 2020, allowance for credit loss, of the Company’s debt securities at fair value on a recurring basis as of December 31, 2019 and June 30, 2020 (in millions):

	As of December 31, 2019				As of June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$233	$—	$—	$233	$435	$—	$—	$—	$435
U.S. government and agency securities	153	—	—	153	478	—	—	—	478
Corporate bonds	199	—	—	199	416	2	—	—	418
Non-marketable debt securities	2,309	61	—	2,370	2,281		—	(160)	2,121
Total	$2,894	$61	$—	$2,955	$3,610	$2	$—	$(160)	$3,452
The following table presents information about the allowance for credit losses on debt securities (in millions):

Non-marketable Debt Securities
Balance as of January 1, 2020	$—
Impact due to adoption of ASU 2016-13	—
Credit losses on securities for which credit losses were not previously recorded	(173)
Decrease to allowance for credit loss previously recorded	13
Balance as of June 30, 2020	$(160)
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
The Company’s Level 3 non-marketable debt securities as of December 31, 2019 and June 30, 2020 primarily consist of redeemable preferred stock investments in privately held companies without readily determinable fair values.
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
Once the fair value of the investee is estimated, an option-pricing model (“OPM”) is employed to allocate value to various classes of securities of the investee, including the class owned by the Company. The model involves making assumptions around the investees’ time to liquidity and volatility.
An increase or decrease in any of the unobservable inputs in isolation, such as the security price in a financing transaction of the investee, could result in a material increase or decrease in the Company’s estimate of fair value. Other unobservable inputs, including short-term revenue projections, time to liquidity, and volatility are less sensitive to the valuation in the respective reporting periods, as a result of the primary weighting on the investee’s financing transactions. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the Company’s estimate of fair value.
The Company determines realized gains or losses on the sale of equity and debt securities on a specific identification method.
Grab Investment
The following table summarizes information about the significant unobservable inputs used in the fair value measurement for the Company’s investment in Grab as of December 31, 2019 and June 30, 2020:

Fair value method	Relative weighting	Key unobservable inputs
Financing transactions	100%	Transaction price per share	$6.16
		Volatility	54% - 60%
		Estimated time to liquidity	2.0 - 2.5 years
During the first quarter of 2020, the Company determined the fair value of its available-for-sale debt securities in Grab had declined below their amortized cost based on an analysis of the observed valuation declines of Grab’s publicly-traded competitive peer group and representative stock market indices. These observed inputs are considered indicative of changes in the fair value of the Grab securities. Using the analysis, the Company computed a downward market adjustment of 10% that was applied to the valuation derived from Grab’s latest financing transaction which occurred earlier in the first quarter of 2020 and prior to the announcement of COVID-19 as a global pandemic, impacting global demand for Mobility services. As a result, the carrying value of the investment in Grab was reduced by $230 million; $57 million reduced the previously recognized unrealized gain in other comprehensive income (loss), net of tax, and the remaining $173 million, representing the difference between the fair value and amortized cost of the securities, was recognized as an allowance for credit loss in the condensed consolidated balance sheet and a corresponding credit-related impairment charge recorded to other income (expense), net in the condensed consolidated statement of operations. Due to the significant uncertainty about Grab’s ability to repay the redemption amount of the securities on the redemption date, the amount expected to be collected is considered to be less than the fair value of the securities. Therefore, the entire decline in fair value below amortized cost was considered to reflect a credit-related impairment charge. There was an immaterial increase to the fair value of the Grab investment during the three months ended June 30, 2020.
2020 Lime Investments
The Company’s ownership in Lime is comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”). The 2020 Lime Investments were received as part of the transaction by which the Company divested of its JUMP business. Refer to Note 17 – Divestitures for further information regarding the JUMP Divestiture and the 2020 Lime Investments. The Company’s investment in Lime Common Stock and representation on Lime’s board of directors gives the Company the ability to exercise significant influence over Lime. The Company elected to apply the fair value option to its Lime Common Stock investment and therefore is applying fair value accounting to all of the 2020 Lime Investments which provides for consistency of accounting treatment. The 2020 Lime Investments are measured at fair value on a recurring basis with changes in fair value reflected in earnings. The fair value of the 2020 Lime Investments as of June 30, 2020 of $143 million was determined by referencing a transaction in a convertible note that is junior to the Lime Convertible Note and used as an input to an OPM. Other key inputs to the OPM were a discount rate of 22%, volatility of 75% and time to liquidity of two years.

Financial Assets Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of the Company’s financial assets measured and recorded at fair value on a recurring basis as of June 30, 2020, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Debt Securities	Non-marketable Equity Security	Note Receivable
Balance as of December 31, 2018	$2,370	$—	$—
Total net gains (losses)
Included in earnings	(8)	11	—
Included in other comprehensive income (loss)	4	—	—
Purchases (1)	4	56	—
Transfers (2)	—	31	—
Balance as of December 31, 2019	2,370	98	—
Total net gains (losses)
Included in earnings	(27)	(89)	—
Included in other comprehensive income (loss)	(57)	—	—
Purchases	3	65	91
Impairments	(160)	—	—
Sales	(8)	(22)	—
Balance as of June 30, 2020	$2,121	$52	$91
(1) Purchases in non-marketable equity security include warrants to purchase shares of a private company that vest as certain performance criteria are met during the period.
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
There is significant uncertainty over the collectability of the contractual interest on the Grab investment and as a result the Company has elected to apply a non-accrual policy to this investment. In determining whether a non-accrual policy is appropriate, the Company considered, among other factors, the reasonable possibility of a Grab initial public offering, the ability of Grab to pay the accumulated interest on all preferred securities on or after the redemption date, and the likelihood of a redemption occurring. If the Company had recorded accrued interest on the Series G preference shares, the Company would have recognized additional interest income of $36 million and $70 million for the three and six months ended June 30, 2019, respectively, and $38 million and $75 million for the three and six months ended June 30, 2020, respectively.
Assets Measured at Fair Value on a Non-Recurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Non-Marketable Equity Securities
The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to its investment in Didi. The carrying value of its non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the condensed consolidated statements of operations. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of these securities based on valuation methods, including the common stock equivalent (“CSE”) and OPM methods, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities it holds.
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the condensed consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the three and six months ended June 30, 2019 and 2020. The amounts are based on the selling price of newly issued shares of similar preferred stock to new investors using a hybrid method which applies probabilities to possible scenarios valued using the CSE method, and OPM, which contemplates the rights and preferences of the securities the Company holds.

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Upward adjustments	$4	$—	$22	$—
Downward adjustments (including impairment)	—	—	—	(1,690)
Total unrealized gain (loss) for non-marketable equity securities	$4	$—	$22	$(1,690)
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
To determine the fair value of the Company’s investment in Didi as of March 31, 2020, the Company utilized a hybrid approach, incorporating a CSE method along with an OPM, weighted at 80% and 20%, respectively. The CSE method assumes an if-converted scenario, where the OPM approach allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences. The Company computed a range of market adjustments based on observed market valuation declines of Didi’s representative stock market indices and publicly-traded competitive peer group since the latest transaction in similar securities occurred in the prior year and prior to the announcement of COVID-19 as a global pandemic, impacting global demand for ridesharing services. These inputs are considered indicative of changes in the fair value of Didi equity. Market adjustments within the range were applied to the Didi equity valuation derived from the latest financing transaction in similar securities which were then used in the CSE and OPM approaches to obtain the fair value of the Didi securities owned by the Company. A lower adjustment within the range was applied to the enterprise value used in the CSE allocation compared to a higher downward adjustment for purposes of allocating value in the OPM approach. The value adjustment differential was attributable to several factors including possible exit scenarios, as an initial public offering (“IPO”) event would result in higher valuation (due to access to public markets and reduction in cost of capital), reduces valuation uncertainty, and generally assumes market and macro-economic conditions that are comparatively more favorable than an otherwise prolonged stay-private scenario. As a result of the valuation performed, the Company recorded an impairment charge of $1.7 billion in other income (expense), net in the Company’s condensed consolidated statement of operations during the first quarter of 2020.
The following table summarizes information about the significant unobservable inputs used in the valuation for the Company’s investment in Didi as of March 31, 2020:

Fair value method	Key unobservable inputs
CSE	Market adjustment	(20)%

OPM	Volatility	39%
	Estimated time to liquidity	2.0 years
	Market adjustment	(40)%
There was no remeasurement event for the investment in Didi during the three months ended June 30, 2020. The Company did not record any realized gains or losses for the Company’s non-marketable equity securities measured at fair value on a non-recurring basis during the three and six months ended June 30, 2020.
The following table summarizes the total carrying value of the Company’s non-marketable equity securities measured at fair value on a non-recurring basis held as of December 31, 2019 and June 30, 2020 including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2019	June 30, 2020
Initial cost basis	$6,075	$6,256
Upward adjustments	1,984	1,984
Downward adjustments (including impairment)	—	(1,690)
Total carrying value at the end of the period	$8,059	$6,550

Note 4 – Equity Method Investments
The carrying value of the Company’s equity method investments as of December 31, 2019 and June 30, 2020 were as follows (in millions):

	As of
	December 31, 2019	June 30, 2020
MLU B.V.	$1,224	$1,012
Mission Bay 3 & 4 (1)	140	44
Other	—	6
Equity method investments	$1,364	$1,062
(1) Refer to Note 14 – Variable Interest Entities (“VIEs”) for further information on the Company’s interest in Mission Bay 3 & 4.
MLU B.V.
During the first quarter of 2018, the Company closed a transaction that contributed the net assets of its Uber Russia/CIS operations into a newly formed private limited liability company (“MLU B.V.” or “Yandex.Taxi joint venture”), with Yandex and the Company holding ownership interests in MLU B.V. In exchange for consideration contributed, the Company received a seat on MLU B.V.’s board and a 38% equity ownership interest consisting of common stock in MLU B.V. Certain contingent equity issuances of MLU B.V. may dilute the Company’s equity ownership interest to approximately 35%. The investment was determined to be an equity method investment due to the Company’s ability to exercise significant influence over MLU B.V. The initial fair value of the Company’s equity method investment in MLU B.V. was estimated using discounted cash flows of MLU B.V. The equity ownership interest in MLU B.V. was 37% as of June 30, 2020. For the three and six months ended June 30, 2020, an immaterial amount of loss was recognized from MLU B.V. equity method investment.
Included in the carrying value of MLU B.V. is the basis difference, net of amortization, between the original cost of the investment and the Company's proportionate share of the net assets of MLU B.V. The carrying value of the equity method investment is primarily adjusted for the Company’s share in the income or losses of MLU B.V. and amortization of basis differences. Equity method goodwill and intangible assets, net of accumulated amortization are also adjusted for currency translation adjustments representing fluctuations between the functional currency of the investee, the Ruble and the U.S. Dollar. The Ruble appreciated against the U.S. dollar by approximately 13% between March 31, 2020 and June 30, 2020. The movement in exchange rates will be reflected in the carrying value of the investment with a corresponding adjustment to other comprehensive income (loss) in the Company’s condensed consolidated financial statements at September 30, 2020, as the Company records its share of MLU B.V.’s earnings and reflects its share of MLU B.V.'s net assets on a one-quarter lag basis.
The table below provides the composition of the basis difference as of June 30, 2020 (in millions):

As of June 30, 2020
Equity method goodwill	$801
Intangible assets, net of accumulated amortization	105
Deferred tax liabilities	(24)
Cumulative currency translation adjustments	(240)
Basis difference	$642
The Company amortizes the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible assets is approximately 4.4 years as of June 30, 2020. Equity method goodwill is not amortized. The investment balance is reviewed for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable. As of June 30, 2020, the Company determined that there was no other-than-temporary impairment of its investment in MLU B.V. as there was no indication that fair value was below carrying value based, in particular, on consideration of the financial performance of the investee, the economic conditions of the markets where the investee operates and significant events that affect the operations of the investee. The future effect of the COVID-19 pandemic and related government actions as well as other factors will continue to be monitored.
Mission Bay 3 & 4
The Mission Bay 3 & 4 JV refers to Event Center Office Partners, LLC (“ECOP”), a joint venture entity established in March 2018, by Uber and two companies (“LLC Partners”) to manage the construction and operation of two office buildings owned by two ECOP wholly-owned subsidiaries. The Company contributed $136 million cash in exchange for a 45% interest in ECOP. The two LLC Partners own 45% and 10%, respectively. The amount of contributed cash was recorded as an equity method investment.
In March 2020, the two ECOP wholly-owned subsidiaries took out new loans. Upon closing of the new financing, the proceeds were used to first pay off the existing construction loan, then to cover the required operation reserve as well as various financing costs, and last, the remaining proceeds were distributed back to the Uber and LLC Partners based on their ownership percentage. As a result, Uber received $91 million from the ECOP as a return of capital investment, and reduced the investment carrying value by the same amount.
As of June 30, 2020, the equity method investment for Mission Bay 3 & 4 was $44 million. The equity ownership interest in ECOP was 45% as of December 31, 2019 and June 30, 2020. For the three and six months ended June 30, 2020, an immaterial amount of equity earnings was recognized. As of December 31, 2019 and June 30, 2020, the Company determined that there was no impairment of its investment in ECOP.
Note 5 – Leases
The components of lease expense were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Lease cost
Finance lease cost:
Amortization of assets	$35	$49	$71	$93
Interest on lease liabilities	4	4	8	8
Operating lease cost	79	116	146	211
Short-term lease cost	10	4	18	10
Variable lease cost	29	32	54	62
Sublease income	—	—	(1)	(1)
Total lease cost	$157	$205	$296	$383
The Company did not enter into nor commence any new material operating or finance leases during the three and six months ended June 30, 2020. The assumptions used to value leases for the periods presented were as follows:

	As of
	December 31, 2019	June 30, 2020
Weighted-average remaining lease term
Operating leases	16 years	16 years
Finance leases	2 years	2 years
Weighted-average discount rate
Operating leases	7.1%	7.1%
Finance leases	5.0%	5.1%
Maturities of lease liabilities were as follows (in millions):

	As of June 30, 2020
	Operating Leases	Finance Leases
Remainder of 2020	$97	$85
2021	262	162
2022	287	78
2023	254	8
2024	213	—
Thereafter	2,218	—
Total undiscounted lease payments	3,331	333
Less: imputed interest	(1,618)	(17)
Total lease liabilities	$1,713	$316
As of June 30, 2020, the Company had additional operating leases and finance leases, primarily for corporate offices and servers, that have not yet commenced of $572 million and $25 million, respectively. These operating and finance leases will commence between fiscal years 2020 and 2022 with lease terms ranging from 3 to 11 years.

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
In 2016, the Company and the JV Partner agreed to dissolve the JV and terminate the Company’s commitment to the lease of the Headquarters (together “the real estate transaction”) and the Company retained a 49% indirect interest in the Land (“Indirect Interest”). Under the terms of the real estate transaction, the Company obtained the rights and title to the partially constructed building, will complete the development of the two office buildings and retain a 100% ownership in the buildings. In connection with the real estate transaction, the Company also executed two 75-year land lease agreements (“Land Leases”). As of June 30, 2020, commitments under the Land Leases total $158 million until February 2032. After 2032, the annual rent amount will adjust annually based on the prevailing consumer price index.
The real estate transaction is accounted for as a financing transaction of the Company’s 49% Indirect Interest due to the Company’s continuing involvement through a purchase option on the Indirect Interest. As a financing transaction, the cash and deferred sales proceeds received from the real estate transaction are recorded as a financing obligation. As of June 30, 2020, the Company’s Indirect Interest of $65 million is included in property and equipment, net and a corresponding financing obligation of $77 million is included in other long-term liabilities. Future land lease payments of $1.7 billion will be allocated 49% to the financing obligation of the Indirect Interest and 51% to the operating lease of land.
Future minimum payments related to the financing obligations as of June 30, 2020 are summarized below (in millions):

Future Minimum Payments
Fiscal Year Ending December 31,
Remainder of 2020	$3
2021	6
2022	6
2023	6
2024	6
Thereafter	827
Total	$854
Note 6 – Goodwill and Intangible Assets
On January 2, 2020, the Company completed the acquisition of substantially all of the assets of Careem Inc. (“Careem”) and certain of its subsidiaries. The acquisition was accounted for as a business combination, resulting in recognition of $2.5 billion in goodwill and $540 million in intangible assets. Refer to Note 16 – Business Combination for further information.
Goodwill
The following table presents the changes in the carrying value of goodwill, by segment, for the six months ended June 30, 2020 (in millions):

	Mobility	Delivery	Freight	ATG and Other Technology Programs	Other Bets	Total Goodwill
Balance as of December 31, 2019	$25	$13	$—	$29	$100	$167
Acquisitions (Note 16)	2,484	—	—	—	—	2,484
Goodwill impairment	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	(33)	—	—	—	—	(33)
Balance as of June 30, 2020	$2,476	$13	$—	$29	$—	$2,518
Goodwill Impairment
During the three months ended March 31, 2020, prior to the JUMP Divestiture in May 2020, market, macroeconomic and business conditions resulting from the COVID-19 pandemic indicated that it was more likely than not that the carrying value of the Company’s New Mobility reporting unit within its Other Bets segment, exceeded its fair value. As a result, the Company performed an interim goodwill impairment test by comparing the fair value of the New Mobility reporting unit to its carrying value. Fair value was determined by referencing market valuation multiples implied by companies that have comparable businesses which is a Level 3 measurement. The carrying value of the Company’s New Mobility reporting unit exceeded its fair value, and as a result, during the three months ended March 31, 2020, a goodwill impairment charge of $100 million was recorded in general and administrative expenses in the condensed consolidated statement of operations, after consideration of impairments of long-lived and other assets of the reporting unit. Further, during the three months ended June 30, 2020, the Company’s remaining long-lived assets in the New Mobility asset group that were not transferred to Lime as part of the JUMP Divestiture were impaired resulting in immaterial losses.
In light of the impact of the COVID-19 pandemic on macroeconomic conditions and demand for Mobility, the Company also considered whether it was more likely than not the fair value of its Mobility reporting unit was below its carrying value. Based on an analysis of qualitative and quantitative factors, including market valuation multiples of public companies operating in the same business and considering the significant excess of the fair value attributable to the Mobility reporting unit over its carrying value, the Company determined that the Mobility goodwill was not impaired as of June 30, 2020.
Intangible Assets
The components of intangible assets, net as of December 31, 2019 and June 30, 2020 were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2019
Developed technology (1)	$94	$(35)	$59	3
Patents	16	(4)	12	8
Other	3	(3)	—	—
Intangible assets	$113	$(42)	$71

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Weighted Average Remaining Useful Life - Years
June 30, 2020
Rider relationships (2)	$267	$(9)	$—	$258	15
Captains network (2)	39	(20)	—	19	1
Developed technology (1), (2)	204	(52)	(23)	129	3
Trade names (2)	120	(6)	—	114	10
Patents	16	(5)	—	11	8
Other	5	(3)	—	2	—
Intangible assets	$651	$(95)	$(23)	$533
(1) Developed technology intangible assets include in-process research and development (“IPR&D”), which is not subject to amortization, of $31 million and $31 million as of December 31, 2019 and June 30, 2020, respectively.
(2) Includes intangible assets acquired from Careem. Refer to Note 16 – Business Combination for further information
Amortization expense for intangible assets subject to amortization was $4 million and $25 million for the three months ended June 30, 2019 and 2020, respectively. Amortization expense for intangible assets subject to amortization was $9 million and $53 million for the six months ended June 30, 2019 and 2020, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2020 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2020	$51
2021	60
2022	59
2023	59
2024	31
Thereafter	240
Total	$500
Impairment of Definite-Lived Intangible and Long-Lived Assets
The following table presents the definite-lived intangible and long-lived asset impairment charges recorded in the condensed consolidated statements of operations by asset class during the three and six months ended June 30, 2020 (in millions):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Intangible assets	$—	$23
Property and equipment	43	90
Operating lease right-of-use assets	50	50
Total	$93	$163
The Company did not record any impairment charges during the three and six months ended June 30, 2019.
Note 7 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates were as follows (in millions, except for percentages):

	As of
	December 31, 2019	June 30, 2020	Effective Interest Rate
2016 Senior Secured Term Loan	$1,113	$1,107	6.1%
2018 Senior Secured Term Loan	1,478	1,470	6.2%
2023 Senior Note	500	500	7.7%
2025 Senior Note	—	1,000	7.7%
2026 Senior Note	1,500	1,500	8.1%
2027 Senior Note	1,200	1,200	7.7%
Total debt	5,791	6,777
Less: unamortized discount and issuance costs	(57)	(59)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$5,707	$6,691
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
The 2016 Senior Secured Term Loan is guaranteed by certain material domestic restricted subsidiaries of the Company. The 2016 Senior Secured Term Loan agreement contains customary covenants restricting the Company’s and certain of its subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. The Company was in compliance with all covenants as of June 30, 2020. The credit agreement also contains customary events of default. The loan is secured by certain intellectual property of the

Company and equity of certain material foreign subsidiaries. The 2016 Senior Secured Term Loan also contains restrictions on the payment of dividends.
2018 Senior Secured Term Loan
In April 2018, the Company entered into a secured term loan agreement with a syndicate of lenders to issue secured floating-rate term loans totaling $1.5 billion in proceeds, net of debt discount of $8 million and debt issuance costs of $15 million, with a maturity date of April 2025 (the “2018 Senior Secured Term Loan”). The 2018 Senior Secured Term Loan was issued on a pari passu basis with the existing 2016 Senior Secured Term Loan. The debt discount and debt issuance costs are being amortized to interest expense at an effective interest rate of 6.2%. The 2018 Senior Secured Term Loan is guaranteed by certain material domestic restricted subsidiaries of the Company. The 2018 Senior Secured Term Loan agreement contains customary covenants restricting the Company’s and certain of its subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. The Company was in compliance with all covenants as of June 30, 2020. The credit agreement also contains customary events of default. The loan is secured by certain intellectual property of the Company and equity of certain material foreign subsidiaries.
The fair values of the Company’s 2016 Senior Secured Term Loan and the 2018 Senior Secured Term Loan were $1.1 billion and $1.4 billion, respectively, as of June 30, 2020 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
In September 2019, the Company issued eight-year notes with an aggregate principal amount of $1.2 billion due on September 15, 2027 (the “2027 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Company issued the 2027 Senior Notes at par and paid approximately $11 million for debt issuance costs. The interest is payable semi-annually in arrears on March 15 and September 15 of each year at 7.5% per annum, beginning on March 15, 2020, and the entire principal amount is due at the time of maturity.
In May 2020, the Company issued five-year notes with an aggregate principal amount of $1.0 billion due on May 15, 2025 (the “2025 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Company issued the 2025 Senior Notes at par and paid approximately $8 million for debt issuance costs. The interest is payable semi-annually in arrears on May 15 and November 15 of each year at 7.5% per annum, beginning on November 15, 2020, and the entire principal amount is due at the time of maturity.
The 2023, 2025, 2026 and 2027 Senior Notes (collectively “Senior Notes”) are guaranteed by certain material domestic restricted subsidiaries of the Company. The indentures governing the Senior Notes contain customary covenants restricting the Company and certain of its subsidiaries’ ability to incur debt and incur liens. The Company was in compliance with all covenants as of June 30, 2020.
The total fair value of the Company’s Senior Notes were $4.3 billion as of June 30, 2020 and were determined based on quoted market pricing that are less active, which is considered a Level 2 valuation input.
The following table presents the amount of interest expense recognized relating to the contractual interest coupon, amortization of the debt discount and issuance costs, and the internal rate of return (“IRR”) payout with respect to the Senior Secured Term Loan, the 2021 and 2022 convertible notes, and the Senior Notes for the three and six months ended June 30, 2019 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Contractual interest coupon	$115	$110	$255	$215
Amortization of debt discount and issuance costs	25	2	78	5
8% IRR payout	9	—	26	—
Total interest expense from long-term debt	$149	$112	$359	$220
Revolving Credit Arrangements
The Company has a revolving credit agreement initially entered in 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). In conjunction with the Company’s entry into the 2016 Senior Secured Term Loan, the revolving credit facility agreements were amended to include as collateral the same intellectual property of the Company and the same equity of certain material foreign subsidiaries that were pledged as collateral under the 2016 Senior Secured Term Loan. The credit facility may be guaranteed by certain material domestic restricted subsidiaries of the Company based on certain conditions. The credit agreement contains customary covenants restricting the Company’s and certain of its subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of June 30, 2020, there was no balance outstanding on the Revolving Credit Facility.
Letters of Credit
The Company’s insurance subsidiary maintains agreements for letters of credit to guarantee the performance of insurance related obligations that are collateralized by cash or investments of the subsidiary. For purposes of securing obligations related to leases and other contractual obligations, the Company also maintains an agreement for letters of credit, which is collateralized by the Company’s Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2019 and June 30, 2020, the Company had letters of credit outstanding of $570 million and $581 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $213 million and $213 million, respectively.
Note 8 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2019 and June 30, 2020 were as follows (in millions):

	As of
	December 31, 2019	June 30, 2020
Prepaid expenses	$571	$422
Other receivables	428	433
Other	300	293
Prepaid expenses and other current assets	$1,299	$1,148
Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2019 and June 30, 2020 were as follows (in millions):

	As of
	December 31, 2019	June 30, 2020
Accrued legal, regulatory and non-income taxes	$1,539	$1,616
Accrued Drivers and Merchants liability	369	327
Accrued professional and contractor services	352	213
Accrued compensation and employee benefits	403	331
Accrued marketing expenses	114	63
Other accrued expenses	361	331
Commitment to issue unsecured convertible notes in connection with Careem acquisition (1)	—	468
Income and other tax liabilities	194	152
Government and airport fees payable	162	71
Short-term finance lease obligation for computer equipment	165	166
Accrued interest on long-term debt	93	103
Short-term deferred revenue	76	78
Other	222	283
Accrued and other current liabilities	$4,050	$4,202
(1) Refer to Note 16 – Business Combination for further information regarding the Careem acquisition.

Other Long-Term Liabilities
Other long-term liabilities as of December 31, 2019 and June 30, 2020 were as follows (in millions):

	As of
	December 31, 2019	June 30, 2020
Deferred tax liabilities	$1,027	$752
Commitment to issue unsecured convertible notes in connection with Careem acquisition (1)	—	300
Financing obligation	78	77
Income tax liabilities	70	84
Other	237	238
Other long-term liabilities	$1,412	$1,451
(1) Refer to Note 16 – Business Combination for further information regarding the Careem acquisition.
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2019 and 2020 were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2018	$(228)	$40	$(188)
Other comprehensive income before reclassifications	17	4	21
Amounts reclassified from accumulated other comprehensive income	—	—	—
Other comprehensive income	17	4	21
Balance as of June 30, 2019	$(211)	$44	$(167)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2019	$(231)	$44	$(187)
Other comprehensive loss before reclassifications (1)	(405)	(52)	(457)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Other comprehensive loss	(405)	(52)	(457)
Balance as of June 30, 2020	$(636)	$(8)	$(644)
(1) During the six months ended June 30, 2020, other comprehensive loss before reclassifications includes an unrealized loss of $57 million relating to the Company's investment in Grab for which a credit loss was recorded during the first quarter of 2020. Refer to Note 3 – Investments and Fair Value Measurement for further information.

Other Income (Expense), Net
The components of other income (expense), net, for the three and six months ended June 30, 2019 and 2020 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Interest income	$64	$6	$108	$44
Foreign currency exchange losses, net	(7)	(29)	(8)	(57)
Gain (loss) on business divestitures, net (1)	—	(27)	—	127
Unrealized gain (loss) on debt and equity securities, net (2)	(2)	(2)	14	(116)
Impairment of debt and equity securities (3)	—	13	—	(1,850)
Change in fair value of embedded derivatives	(117)	—	58	—
Gain on extinguishment of convertible notes and settlement of derivatives (4)	444	—	444	—
Other	16	(5)	42	13
Other income (expense), net	$398	$(44)	$658	$(1,839)
(1) During the six months ended June 30, 2020, gain (loss) on business divestitures, net primarily represents a $154 million gain on the sale of the Company's Uber Eats India operations to Zomato Media Private Limited (“Zomato”) recognized in the first quarter of 2020. Refer to Note 17 – Divestitures for further information.
(2) During the three and six months ended June 30, 2019 and 2020, the Company recorded changes to the fair value of investments in securities accounted for under the fair value option.
(3) During the six months ended June 30, 2020, the Company recorded an impairment charge of $1.9 billion, primarily related to its investment in Didi and an allowance for credit loss recorded on its investment in Grab recognized in the first quarter of 2020. Refer to Note 3 – Investments and Fair Value Measurement for further information.
(4) During the three and six months ended June 30, 2019, the Company recognized a $444 million gain on extinguishment of its 2021 and 2022 convertible notes and settlement of derivatives in connection with the Company’s IPO, recognized during the second quarter of 2019. Refer to Note 9 – Stockholders' Equity for additional information regarding the Company’s IPO.

Note 9 – Stockholders' Equity
Equity Compensation Plans
The Company maintains four equity compensation plans that provide for the issuance of shares of the Company’s common stock to its officers and other employees, directors, and consultants: the 2010 Stock Plan (the “2010 Plan”), the 2013 Equity Incentive Plan (the “2013 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and the 2019 Employee Stock Purchase Plan (the “ESPP”), which have all been approved by stockholders. Following the Company’s IPO, the Company has only issued awards under the 2019 Plan and the ESPP, and no additional awards will be granted under the 2010 and 2013 Plans. These plans provide for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance-based awards, and other awards (that are based in whole or in part by reference to the Company’s common stock).
Initial Public Offering
On May 14, 2019, the Company closed its IPO, in which it issued and sold 180 million shares of its common stock. The price was $45.00 per share. The Company received net proceeds of approximately $8.0 billion from the IPO after deducting underwriting discounts and commissions of $106 million and offering expenses. Upon closing of the IPO: i) all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock; ii) holders of the 2021 and 2020 convertible notes elected to convert all outstanding notes into 94 million shares of common stock; and, iii) an outstanding warrant which became exercisable upon the closing of the IPO was exercised to purchase 0.2 million shares of common stock. In addition, the Company recognized a net gain of $327 million in other income (expense), net in the condensed consolidated statement of operations upon conversion of the 2021 and 2022 convertible notes during the second quarter of 2019, which consisted of $444 million gain on extinguishment of debt and settlement of derivatives, partially offset by $117 million loss from the change in fair value of embedded derivatives prior to settlement. The extinguishment of debt resulted in the derecognition of the carrying value of the debt balance and settlement of embedded derivatives.
The Company had granted RSAs, RSUs, SARs, and stock options that vest only upon the satisfaction of both time-based service and performance-based conditions. Through May 9, 2019, no stock-based compensation expense had been recognized for such awards with a performance condition based on the occurrence of a qualifying event (such as an IPO), as such qualifying event was not probable. Upon the Company’s IPO, the Company recognized $3.6 billion of stock-based compensation expense. Upon the IPO, shares were issued to satisfy the vesting of RSUs with a performance condition. To meet the related tax withholding requirements, the Company withheld 29 million of the 76 million shares of common stock issued. Based on the IPO public offering price of $45.00 per share, the tax withholding obligation was $1.3 billion.
As a result of stock-based compensation expense for vested and unvested RSUs upon the IPO, the Company recorded an additional deferred tax asset of approximately $1.1 billion that is offset by a full valuation allowance.
PayPal Private Placement
On May 16, 2019, the Company closed a private placement by PayPal, Inc. (“PayPal”) in which it issued and sold 11 million shares of its common stock at a purchase price of $45.00 per share and received aggregate proceeds of $500 million. Additionally, PayPal and the Company agreed to extend their global partnership, including a commitment to jointly explore certain commercial collaborations.
Stock Option and SAR Activity
A summary of stock option and SAR activity for the six months ended June 30, 2020 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2019	337	34,801	$9.79	4.75	$746
Granted	—	1,194	$11.55
Exercised	(59)	(7,475)	$3.05
Canceled and forfeited	(32)	(1,434)	$33.68
As of June 30, 2020	246	27,086	$10.44	4.39	$591
Vested and expected to vest as of June 30, 2020	157	22,616	$6.06	4.10	$580
Exercisable as of June 30, 2020	157	22,616	$6.06	4.10	$580

RSU Activity
The following table summarizes the activity related to the Company’s RSUs for the six months ended June 30, 2020 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2019	84,743	$39.82
Granted	49,130	$23.77
Vested	(18,766)	$39.54
Canceled and forfeited	(18,656)	$36.62
Unvested and outstanding as of June 30, 2020	96,451	$33.26
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the three and six months ended June 30, 2019 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Operations and support	$404	$11	$405	$36
Sales and marketing	212	10	213	24
Research and development	2,557	72	2,560	239
General and administrative	768	38	774	109
Total	$3,941	$131	$3,952	$408
As of June 30, 2020, there were $2.2 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.77 years.
The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements were not material during the three and six months ended June 30, 2019 and 2020, respectively.
ESPP
As of June 30, 2020, 3 million shares of common stock were purchased under the ESPP at a weighted-average price of $25.05 per share, resulting in cash proceeds of $82 million.
Note 10 – Income Taxes
The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company recorded an income tax benefit of $(2) million and an income tax expense of $17 million for the three and six months ended June 30, 2019, respectively, and an income tax expense of $4 million and income tax benefit of $(238) million for the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, income tax expense/(benefit) was primarily driven by current tax on foreign earnings offset by a partial benefit from U.S. losses. During the three months ended June 30, 2020, the income tax expense was primarily driven by current tax on foreign earnings offset by a partial benefit from U.S. losses. During the six months ended June 30, 2020, the income tax benefit was primarily driven by the deferred U.S. tax impact of the impairment charges related to the Company’s investments in Didi and Grab, the deferred China tax impact of the impairment charge related to the Company’s investment in Didi, and to a lesser extent, the benefit of U.S. losses and current tax on foreign earnings. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on the Company’s U.S. and Netherlands’ deferred tax assets, foreign tax rate differences, and the benefit from the impairment charges related the Company’s investments in Didi and Grab.
In the second quarter of 2020, the Company transferred certain intangible assets among its wholly-owned subsidiaries to align its structure to its evolving operations. The transaction resulted in the establishment of deferred tax assets of $308 million; however, there was no financial statement benefit recognized since the deferred tax asset was offset by a full valuation allowance.
During the six months ended June 30, 2020, the amount of gross unrecognized tax benefits increased by $140 million, of which substantially all, if recognized, would not affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company is also under routine examination by federal, various state, and foreign tax authorities. The Company believes that adequate amounts have been reserved in these jurisdictions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by federal, state or foreign tax authorities to the extent utilized in a future period. For the Company’s major tax jurisdictions, the tax years 2010 through 2020 remain open; the major tax jurisdictions are the U.S., Brazil, Netherlands, United Kingdom, Australia, and India.
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
In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of the Company’s historical ownership changes was completed through June 30, 2020. Based on the analysis, the Company does not anticipate a current limitation on the tax attributes.
In response to the Coronavirus pandemic, governments in certain countries have enacted legislation, including the Coronavirus Aid, Relief, and Economic Security Act enacted by the United States on March 27, 2020. Recent legislative developments did not have a material impact on the Company's provision for income tax.
Note 11 – Net Loss Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period presented. Diluted net income (loss) per share is computed by giving effect to all potential weighted average dilutive common stock. The dilutive effect of outstanding awards and convertible securities is reflected in diluted net income (loss) per share by application of the treasury stock method.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Basic net loss per share:
Numerator
Net loss including non-controlling interests	$(5,246)	$(1,772)	$(6,262)	$(4,718)
Less: net income (loss) attributable to non-controlling interests, net of tax	10	(3)	14	7
Net loss attributable to common stockholders	$(5,236)	$(1,775)	$(6,248)	$(4,711)
Denominator
Basic weighted-average common stock outstanding	1,110,704	1,738,897	783,900	1,731,632
Basic net loss per share attributable to common stockholders (1)	$(4.72)	$(1.02)	$(7.97)	$(2.72)
Diluted net loss per share:
Numerator
Net loss attributable to common stockholders	$(5,236)	$(1,775)	$(6,248)	$(4,711)
Add: Change in fair value of MLU B.V. put/call feature	—	—	(6)	—
Diluted net loss attributable to common stockholders	$(5,236)	$(1,775)	$(6,254)	$(4,711)
Denominator
Number of shares used in basic net loss per share computation	1,110,704	1,738,897	783,900	1,731,632
Weighted-average effect of potentially dilutive securities:
Common stock subject to a put/call feature	—	—	82	—
Diluted weighted-average common stock outstanding	1,110,704	1,738,897	783,982	1,731,632
Diluted net loss per share attributable to common stockholders (1)	$(4.72)	$(1.02)	$(7.98)	$(2.72)
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.

On May 14, 2019, the Company completed its IPO, in which it issued and sold 180 million shares of its common stock at a price of $45.00 per share. On that date, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock, and the holders of the 2021 and 2022 convertible notes elected to convert the outstanding notes into common stock, resulting in the issuance of 94 million shares of common stock. These shares were included in the Company’s issued and outstanding common stock starting on that date. Refer to Note 9 – Stockholders' Equity for additional information on the Company’s IPO.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	As of June 30,
	2019	2020
Stock options	41,937	27,086
Common stock subject to repurchase	1,351	28
RSUs to settle fixed monetary awards	838	175
RSUs	92,838	96,455
Shares committed under ESPP	—	2,441
Warrants to purchase common stock	187	126
Careem convertible notes	—	14,181
Total	137,151	140,492

Note 12 – Segment Information and Geographic Information
The Company determines its operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance.
During the second quarter of 2020, the Company renamed the Rides segment to Mobility and the Eats segment to Delivery. In addition, the Company entered into the JUMP Divestiture and reorganized certain immaterial offerings from Other Bets into Mobility. In the second quarter of 2020, Other Bets, which primarily included the Company’s divested JUMP business, is no longer being reviewed by the CODM to allocate resources or evaluate performance. Therefore, Other Bets was no longer deemed an operating or reportable segment. The Company assessed these changes and determined it has four operating and reportable segments: Mobility, Delivery, Freight and, ATG and Other Technology Programs. Comparative periods were not recast as the impact on the Company’s four operating and reportable segments was not material. Refer to Note 17 – Divestitures for further information regarding the JUMP Divestiture.

As of the second quarter of 2020, the Company’s four operating and reportable segments are as follows:

Segment	Description

Mobility	Mobility products connect consumers with Drivers who provide rides in a variety of vehicles, such as cars, auto rickshaws, motorbikes, minibuses, or taxis. Mobility also includes activity related to the Company’s U4B, Financial Partnerships, Transit and Vehicle Solutions offerings.

Delivery
Delivery offerings allow consumers to search for and discover local restaurants, order a meal, and either pick-up at the restaurant or have the meal delivered. In certain markets, Delivery also includes offerings for grocery and convenience store delivery as well as select other goods.

Freight	Freight connects carriers with shippers on the Company’s platform, and gives carriers upfront, transparent pricing and the ability to book a shipment.

ATG and Other Technology Programs	The ATG and Other Technology Programs segment is responsible for the development and commercialization of autonomous vehicle and ridesharing technologies, as well as Uber Elevate.
For information about how the Company’s reportable segments derive revenue, refer to Note 2 – Revenue. The Company’s segment operating performance measure is segment adjusted EBITDA. The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment. Segment adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, operations and support, sales and marketing, and general and administrative and research and development expenses associated with the Company’s segments. Segment adjusted EBITDA also excludes non-cash items or items that management does not believe are reflective of the Company’s ongoing core operations (as shown in the table below). The following table provides information about the Company’s segments and a reconciliation of the total segment adjusted EBITDA to loss from operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Segment adjusted EBITDA:
Mobility	$506	$50	$698	$631
Delivery	(286)	(232)	(595)	(545)
Freight	(52)	(49)	(81)	(113)
ATG and Other Technology Programs	(132)	(91)	(245)	(199)
Other Bets	(70)	(23)	(112)	(86)
Total segment adjusted EBITDA	(34)	(345)	(335)	(312)
Reconciling items:
Corporate G&A and Platform R&D (1), (2)	(622)	(492)	(1,190)	(1,137)
Depreciation and amortization	(123)	(129)	(269)	(257)
Stock-based compensation expense	(3,941)	(131)	(3,952)	(408)
Legal, tax, and regulatory reserve changes and settlements	(380)	(38)	(380)	(57)
Driver appreciation award	(299)	—	(299)	—
Payroll tax on IPO stock-based compensation	(86)	—	(86)	—
Goodwill and asset impairments/loss on sale of assets	—	(16)	(8)	(209)
Uber Eats India transaction and related costs	—	—	—	(10)
JUMP transaction and related costs	—	(19)	—	(19)
COVID-19 response initiatives	—	(48)	—	(72)
Loss on lease terminations	—	(7)	—	(7)
Restructuring and related charges	—	(382)	—	(382)
Loss from operations	$(5,485)	$(1,607)	$(6,519)	$(2,870)
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
Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal delivered. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2019 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
United States	$1,859	$1,126	$3,623	$3,117
All other countries	1,307	1,115	2,642	2,667
Total revenue	$3,166	$2,241	$6,265	$5,784
Revenue grouped by offerings and geographical region is included in Note 2 – Revenue.
Note 13 – Commitments and Contingencies
Purchase Commitments
The Company has commitments for network and cloud services, background checks, and other items in the ordinary course of business with varying expiration terms through 2034. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated. As of June 30, 2020, there were no material changes to the Company’s purchase commitments disclosed in the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.
Contingencies
From time to time, the Company is a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2019 and June 30, 2020, the Company had recorded aggregate liabilities of $1.5 billion and $1.6 billion, respectively, in accrued and other current liabilities on the condensed consolidated balance sheets for all of its legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
Driver Classification
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
On May 5, 2020, the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint in San Francisco Superior Court against Uber and Lyft, Inc. (“Lyft”). The complaint alleges drivers are misclassified, and seeks an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers.

On August 6, 2020, following a hearing on the matter, the San Francisco Superior Court informed the parties that the Court would take the motions under submission and publish its order in the coming days.
The Company intends to vigorously defend itself with regard to these actions. The Company’s chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges drivers are employees, and are entitled to protections under the wage and labor laws. The complaint was served on July 20, 2020 and Uber has 20 days to respond. The Company’s chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
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
The Court of Appeal rejected the Company’s appeal in a majority decision on December 19, 2018. The Company has been granted permission to appeal to the Supreme Court. A hearing at the Supreme Court took place on July 21 and 22, 2020 with a decision expected in the fall of 2020. The plaintiffs have not quantified their claim and if they are successful in establishing “worker” status, any damages will be considered at a future hearing. The amount of compensation sought by the plaintiffs in the case is not currently known. If Drivers are determined to be workers, they may be entitled to additional benefits and payments, and the Company may be subject to penalties, back taxes, and fines. The Company’s chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
Other Driver Classification Matters
Additionally, the Company has received other lawsuits and governmental inquiries in other jurisdictions, and anticipates future claims, lawsuits, arbitration proceedings, administrative actions, and government investigations and audits challenging the Company’s classification of Drivers as independent contractors and not employees. The Company believes that its current and historical approach to classification is supported by the law and intends to continue to defend itself vigorously in these matters. However, the results of litigation and arbitration are inherently unpredictable and legal proceedings related to these claims, individually or in the aggregate, could have a material impact on the Company’s business, financial condition, results of operations and cash flows. Regardless of the outcome, litigation and arbitration of these matters can have an adverse impact on the Company because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.
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

In 2018, the New Jersey Department of Labor (“NJDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2018. The NJDOL made an assessment on November 12, 2019, against both Rasier and Uber. Both assessments were calculated through November 15, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2018. The Company is engaged in ongoing discussions with the NJDOL about the assessments, though the NJDOL has noticed Uber for a hearing on the merits. The Company’s chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
Google v. Levandowski & Ron; Google v. Levandowski
On October 28, 2016, Google filed arbitration demands against each of Anthony Levandowski and Lior Ron, former employees of Google, alleging breach of their respective employment agreements with Google, fraud and other state law violations (due to soliciting Google employees and starting a new venture to compete with Google’s business in contravention of their respective employment agreements). Google sought damages, injunctive relief, and restitution. On March 26, 2019, following a hearing, the arbitration panel issued an interim award, finding against each of Google’s former employees and awarding $127 million against Anthony Levandowski and $1 million for which both Anthony Levandowski and Lior Ron are jointly and severally liable. In July 2019, Google submitted its request for interest, attorneys fees, and costs related to these claims. The Panel’s Final Award was issued on December 6, 2019. On February 7, 2020, Ron and Google entered into a settlement agreement and mutual release to satisfy the corrected final award in the amount of approximately $10 million. Uber paid Google on behalf of Ron pursuant to an indemnification obligation. A dispute continues to exist with regard to Uber’s alleged indemnification obligation to Levandowski. Whether Uber is ultimately responsible for indemnification of Levandowski depends on the exceptions and conditions set forth in the indemnification agreement. In March 2020, Levandowski pleaded guilty to criminal trade secret charges and filed for bankruptcy. Uber filed a proof of claim in the bankruptcy court, and Levandowski additionally asserted a claim against Uber alleging that Uber failed to perform its obligations under an agreement with Otto Trucking, LLC. The indemnification dispute and Levandowski’s claim will proceed in the bankruptcy court. The ultimate resolution of the matter could result in a possible loss of up to $60 million or more (depending on interest incurred) in excess of the amount accrued.
Taiwan Regulatory Fines
Prior to the Company adjusting and re-launching its operating model in April 2017 to a model where government-approved rental companies provide transport services to Riders, Drivers in Taiwan and the local Uber entity have been fined by Taiwan’s Ministry of Transportation and Communications in significant numbers across Taiwan. On January 6, 2017, a new Highways Act came into effect in Taiwan which increased maximum fines from New Taiwan Dollar (“NTD”) 150,000 to NTD 25 million per offense. The Company suspended its service in Taiwan from February 10, 2017 to April 12, 2017, but a number of these fines were issued to the local Uber entity in connection with rides that took place in January and February 2017 prior to the suspension. These fines have remained outstanding while Uber appeals the tickets through the courts. Beginning in July 2018, the Taiwan Supreme Court issued a number of positive rulings in which it rejected the government’s approach of issuing one ticket per ride. The Taiwan government has appealed these rulings to the Supreme Court, which escalated the matter to its nine-justice “Grand Chamber.” This has the effect of temporarily pausing the multiple cases sitting with the Supreme Court, and we expect the Grand Chamber to issue its decision in late August 2020. In June 2020, Uber agreed to pay approximately $60 million in fines stemming from the peer-to-peer business operated until 2017. The first installment will be paid in September 2020, with full payment completed by September 2021. If the Supreme Court rules in favor of Uber during this period, the amount owed under the payment plan could be reduced.
Non-Income Tax Matters
The Company recorded an estimated liability for contingencies related to non-income tax matters and is under audit by various domestic and foreign tax authorities with regard to such matters. The subject matter of these contingent liabilities and non-income tax audits primarily arises from the Company’s transactions with its Drivers, as well as the tax treatment of certain employee benefits and related employment taxes. In jurisdictions with disputes connected to transactions with Drivers, disputes involve the applicability of transactional taxes (such as sales, value added and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such Drivers. For example, the Company is involved in a proceeding in the UK involving HMRC, the tax regulator in the UK, which is seeking to classify the Company as a transportation provider. Being classified as a transportation provider would result in a VAT (20%) on Gross Bookings or on the service fee that the Company charges Drivers, both retroactively and prospectively. Further, if Drivers are determined to be workers, they may be entitled to additional benefits and payments, and the Company may be subject to penalties, back taxes, and fines. The Company believes that the position of HMRC and the regulators in similar disputes and audits is without merit and is defending itself vigorously. During the first quarter of 2020, the Company favorably resolved a state non-income exposure in the U.S. resulting in a $138 million reduction of U.S. non-income tax reserves. The Company’s estimated liability is inherently subjective due to the complexity and uncertainty of these matters and the judicial processes in certain jurisdictions, therefore, the final outcome could be different from the estimated liability recorded.
Other Legal and Regulatory Matters
The Company has been subject to various government inquiries and investigations surrounding the legality of certain of the Company’s business practices, compliance with antitrust, foreign corrupt practices act and other global regulatory requirements, labor laws, securities laws, data protection and privacy laws, the adequacy of disclosures to investors and other shareholders, and the infringement of certain intellectual property rights. The Company has investigated many of these matters and is implementing a number of recommendations to its managerial, operational and compliance practices, as well as strengthening its overall governance structure. In many cases, the Company is unable to predict the outcomes and implications of these inquiries and investigations on the Company’s business which could be time consuming, costly to investigate and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact the Company’s business, reputation, financial condition and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
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
Total assets included on the condensed consolidated balance sheets for the Company’s consolidated VIEs as of December 31, 2019 and June 30, 2020 were $1.2 billion and $1.4 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2019 and June 30, 2020 were $159 million and $153 million, respectively.
Freight Holding
In July 2018, the Company created a new majority-owned subsidiary, Uber Freight Holding Corporation (“Freight Holding”). The purpose of Freight Holding is to perform the business activities of the Freight operating segment. Freight Holding and the Freight Holding stock held by the Company was determined to be a variable interest. As of June 30, 2020, the Company continues to own the majority of the issued and outstanding capital stock of Freight Holding and reports non-controlling interests as further described in Note 15 – Non-Controlling Interests.
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
Careem Pakistan, Qatar and Morocco
On January 2, 2020, the Company completed the acquisition of substantially all of the assets of Careem and certain of its subsidiaries pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) in countries where regulatory approval was obtained or which did not require regulatory approval. The assets and operations in Pakistan, Qatar and Morocco (collectively “Non-Transferred Countries”), have not yet been transferred to the Company as of June 30, 2020. Transfer of the assets and operations of the Non-Transferred Countries will be subject to a delayed closing pending timing of regulatory approval. If regulatory approval is not obtained with respect to any Non-Transferred Countries by the nine month anniversary of January 2, 2020, the Company can divest the net assets of any such remaining Non-Transferred Countries and the Company will receive all the proceeds from the divestiture of any Non-Transferred Countries. In February 2020, regulatory approval in Pakistan was obtained, however; legal transfer of the assets had not yet occurred due to administrative delays as of June 30, 2020, leaving only Qatar and Morocco as countries in which Careem continues to operate but where regulatory approval has not yet been obtained as of June 30, 2020. The Company will continue to seek regulatory approval for Qatar and Morocco. The net assets and operations in Qatar and Morocco are not material.

The purpose of the Non-Transferred Countries’ operations is to provide primarily ridesharing services in each respective country. Although the assets and operations of the Non-Transferred Countries were not transferred as of June 30, 2020, the Company has rights to all residual interests in the entities comprising the Non-Transferred Countries which is considered a variable interest. The Company is exposed to losses and residual returns of the entities comprising the Non-Transferred Countries through the right to all of the proceeds from either the divestiture or the eventual legal transfer upon regulatory approval of the entities comprising the Non-Transferred Countries. The Company controls Intellectual Properties (“IP”) which are significant for the business of Non-Transferred Countries and sub-licenses those IP to the Non-Transferred Countries. Each entity that comprises the Non-Transferred Countries meets the definition of a VIE and the Company is the primary beneficiary of each of the entities comprising the Non-Transferred Countries. As a result, the Company consolidates the entities comprising the Non-Transferred Countries as further described in Note 16 – Business Combination.
Unconsolidated VIEs
Zomato
Zomato is incorporated in India with the purposes of providing food delivery services, and operates globally in over 10,000 cities. On January 21, 2020, the Company acquired Series J compulsorily convertible cumulative preference shares (“Series J Preferred Shares”) of Zomato valued at $171 million in exchange for Uber’s food delivery operations in India (“Uber Eats India”), and a note receivable valued at $35 million for reimbursement of goods and services tax. The Company’s investment in the Series J Preferred Shares of Zomato will represent 9.99% of the voting capital upon conversion to ordinary shares. Zomato is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. The Company is exposed to Zomato’s economic risks and rewards through its investment and note receivable which represent variable interests, and the carrying values of these variable interests reflect the Company’s maximum exposure to loss. However, the Company is not the primary beneficiary because neither the investment in Series J Preferred Shares nor the note receivable provide the Company with the power to direct the activities that most significantly impact Zomato’s economic performance. As of June 30, 2020, the carrying amount of assets recognized on the condensed consolidated balance sheet related to the Company’s interests in Zomato and the Company’s maximum exposure to loss relating to this unconsolidated VIE was approximately $200 million. Refer to Note 17 – Divestitures for further information regarding Zomato and the divestiture of Uber Eats India.
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
Lime
On May 7, 2020, the Company entered into the JUMP Divestiture. Refer to Note 17 – Divestitures for further information on the JUMP Divestiture. Lime is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. The Company is exposed to Lime’s economic risks and rewards through its ownership of the 2020 Lime Investments, which represent variable interests. However, the Company is not the primary beneficiary of Lime because the Company lacks the power to direct the activities that most significantly impact Lime’s economic performance. As of June 30, 2020, the carrying amount of assets recognized on the Company’s condensed consolidated balance sheet related to the 2020 Lime Investments of $143 million represent the Company’s maximum exposure to loss associated with Lime as an unconsolidated VIE.
Note 15 – Non-Controlling Interests
ATG Investment: Preferred Unit Purchase Agreement
In July 2019, the Company closed a Preferred Unit Purchase Agreement with SoftBank, Toyota, and DENSO (collectively “the Investors”) for purchase by the Investors of Class A Preferred Units (“Preferred Units”) in Apparate. Apparate, a subsidiary of the

Company, issued 1.0 million Preferred Units at $1,000 per unit to the Investors for an aggregate consideration of $1.0 billion ($400 million from Toyota, $333 million from SoftBank, and $267 million from DENSO). As of June 30, 2020, the Preferred Units represented an aggregate 14.2% ownership interest in Apparate on an as-converted basis. As of June 30, 2020, the Company retains the remaining 85.8% ownership interest following the closing of the Preferred Units Purchase Agreement. SoftBank and Toyota are existing investors in the Company.
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
As of December 31, 2019 and June 30, 2020, the SoftBank Preferred Units are classified as redeemable non-controlling interests in the Company’s condensed consolidated financial statements and reported at the Put/Call Price which is determined as of each balance sheet date. The fair value of SoftBank’s Preferred Units is determined based on a hybrid method with the option pricing model as the primary methodology. This method uses Level 3 fair value measurement inputs as well as an assumed equal probability of the occurrence of a liquidation or exit event. The significant unobservable inputs used in the fair value measurement include: volatility of 55%, time to liquidity of 4.0 years, and a discount for lack of marketability of 17%. A market approach was also used to corroborate the valuation derived from the hybrid method at issuance to evidence that the issuance price of the Preferred Units approximated their fair value. There were no fair value adjustments to SoftBank’s redeemable non-controlling interests during the three and six months ended June 30, 2020.
Toyota and DENSO’s Preferred Units
As of December 31, 2019 and June 30, 2020, the Toyota and DENSO Preferred Units are classified in permanent equity as non-controlling interests as these units are not subject to any mandatory redemption rights or redemption rights that are outside the control of the Company.
ATG Collaboration Agreement with Apparate, Toyota and DENSO
In conjunction with the Preferred Unit Purchase Agreement discussed above, the Company entered into a three-year joint collaboration agreement among Toyota, DENSO, and Apparate to develop next-generation self-driving technology (the “ATG Collaboration Agreement”), which became effective as of the closing of the Preferred Unit Purchase Agreement in July 2019. Pursuant to the ATG Collaboration Agreement, the Company has received two $50 million cash installments, the first in August 2019 and the second in February 2020. The Company recognized $25 million and $50 million as revenue under the ATG Collaboration Agreement during the three and six months ended June 30, 2020, respectively.
Freight Holding
As of December 31, 2019 and June 30, 2020, the Company owned 89% of the issued and outstanding capital stock of its subsidiary Freight Holding, or 80% on a fully-diluted basis if all shares reserved for issuance under the Company’s Freight Holding employee incentive plan were issued and outstanding. Under the Freight Holding incentive plan, a total number of 99.8 million shares of Freight Holding are reserved and available for grant and issuance. As of December 31, 2019 and June 30, 2020, the minority stockholders ownership in Freight Holding is classified in mezzanine equity as redeemable non-controlling interest, because it is redeemable on an event that is not solely in the control of the Company. The Freight Holding non-controlling interest is not remeasured to fair value because it is currently not probable that the non-controlling interest will become redeemable.
Note 16 – Business Combination
Careem
On March 26, 2019, the Company entered into an Asset Purchase Agreement with Careem. Pursuant to the Asset Purchase Agreement, the Company agreed to acquire substantially all of the assets and assume substantially all of the liabilities of Careem.
On January 2, 2020, the Company completed the acquisition of substantially all of the assets of Careem. Dubai-based Careem was founded in 2012, and provides primarily ridesharing and to a lesser extent meal delivery, and payments services to millions of users in cities across the Middle East, North Africa, and Pakistan. The acquisition has been accounted for as a business combination and advances the Company’s strategy of having a leading ridesharing category position in every major region of the world in which the Company operates and effect cost and technology synergies for the rest of Uber’s Mobility business. As of June 30, 2020, ownership of Careem’s operations in Pakistan, Qatar, and Morocco had not yet been transferred to the Company; however the results of operations and net assets were fully consolidated by the Company as variable interest entities. Refer to Note 14 – Variable Interest Entities (“VIEs”) for further information.

The acquisition date fair value of the consideration transferred for Careem was $3.0 billion, which consisted of the following (in millions):

Fair Value
Cash paid on January 2, 2020	$1,326
Non-interest bearing unsecured convertible notes	1,634
Transaction costs paid on January 2, 2020 on behalf of Careem	39
Contingent cash consideration	1
Stock-based compensation awards attributable to pre-combination services	3
Total consideration	$3,003
The fair value of the non-interest bearing unsecured convertible notes (the “Careem Notes”) was determined as a sum of the discounted cash flow (“DCF”) method (for the present value of the principal amount of the Careem Notes) and the Black-Scholes option pricing model (to value the conversion option). The significant unobservable inputs used in the fair value measurement include discount rates of 5.14% to 5.19% for the principal amount of the Careem Notes and for the conversion option an expected volatility of 42.1% to 44.1%, interest rates of 1.53% to 1.57%, and dividend yield of 0%. The Company will issue the Careem Notes in different tranches with $880 million of the principal amount of the Careem Notes issued as of January 2, 2020 and settled in cash on April 1, 2020. The remaining amount of the Careem Notes is recognized as a commitment to issue unsecured convertible notes at fair value in accrued and other current liabilities of $458 million and in other long-term liabilities of $296 million as of January 2, 2020. Each tranche of the Careem Notes is due and payable 90 days once issued. The holders of the Careem Notes may elect to convert the full outstanding principal balance to Class A common stock at a conversion price of $55 per share of the Company at any time prior to maturity. The discount from the Careem Notes face value to fair value will be accreted through the respective repayment dates as interest expense. The amount of accretion for the three and six months ended June 30, 2020 was not material.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Current assets	$43
Goodwill	2,484
Intangible assets	540
Other long-term assets	77
Total assets acquired	3,144
Current liabilities	(108)
Deferred tax liability	(14)
Other long-term liabilities	(19)
Total liabilities assumed	(141)
Net assets acquired	$3,003
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of Careem and anticipated operational synergies. Goodwill was assigned to the Company’s Mobility segment as the Company expects to generate cost and technology synergies and share interchangeable resources within the segment. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition.
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
The Asset Purchase Agreement provides for specific indemnities to the Company in relation to value added tax obligations and other tax reserves of certain jurisdictions which reflect potential tax liabilities. The Company recognized $64 million of indemnification assets on the same basis as the tax reserves at January 2, 2020, which is recorded as other assets and other liabilities as of June 30, 2020. Settlements of these tax reserves, if any, will be funded by the indemnification asset.
Results of acquired operations were included in the Company’s condensed consolidated financial statements from the date of acquisition, January 2, 2020. For the three months ended June 30, 2020 and for the period from January 2, 2020 through June 30, 2020, the acquired operations contributed pre-tax losses of $71 million and $152 million, respectively. Revenues for the three months ended June 30, 2020 and for the period from January 2, 2020 through June 30, 2020 were not material.
Pro forma results of operations for Careem have not been presented as the effect of this acquisition was not material to the Company’s financial results.
Note 17 – Divestitures
Divestiture of LCR to Waydrive
In January 2019, an agreement was executed with Waydrive Holdings Pte. Ltd. (“Waydrive”) to purchase the Lion City Rentals Pte. Ltd. (“LCR”) business, specifically 100% of the equity interests of LCR and its subsidiary LCRF Pte. Ltd. (“LCRF”). Fair value of consideration received included $310 million of cash for the assets and liabilities of LCR and LCRF and up to $33 million of contingent consideration receivable for certain VAT receivables and receivables from certain commercial counterparties. The resulting gain on disposal was not material to the Company. The transaction closed on January 25, 2019. The LCR business was included within the Company’s Mobility segment.
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
Divestiture of JUMP and Investment in Lime
On May 7, 2020, the Company entered into a series of transactions and agreements with Lime to divest its JUMP business (the “JUMP Divestiture”). Neutron Holdings, Inc. (“Lime”) is incorporated in Delaware for the purpose of owning and operating a fleet of dockless e-bikes and e-scooters for short-term access use by consumers for personal transportation. The Company previously held Lime Series C preferred stock and fully vested warrants to purchase Lime Series C-1 preferred stock.
Uber contributed hardware, equipment, intellectual property rights, technology, licensed technology, and permits of the Company’s JUMP business (collectively, “JUMP Assets”) in certain markets to Lime. JUMP Assets and previously held investments and warrants in Lime were exchanged for common stock (the “Lime Common Stock”), newly issued Lime Series 1-C preferred stock (“Lime 1-C Preferred Stock”) and fully vested warrants to purchase Lime Series 1-C Preferred Stock (“Lime 1-C Preferred Stock Warrants”). Lime Common Stock represents approximately 12% of fully-diluted (24% undiluted) ownership interest in Lime and Lime 1-C Preferred Stock and Lime 1-C Preferred Stock Warrants represent 4% of fully-diluted (2% undiluted) ownership interest in Lime.
Concurrently, the Company contributed $85 million of cash to Lime in exchange for a secured note convertible into Lime Series 3 Preferred Stock (the “Lime Convertible Note”), which may be converted at any time at the election of the Company representing 20% initial ownership in Lime as converted on a fully-diluted basis. In addition, the Company entered into a call option agreement which gives the Company for a two-year period beginning May 7, 2022 the Company will have the right to acquire all of the outstanding equity interests of Lime held by its shareholders at fair value on the date of exercise, subject to regulatory approval. The Company has one seat on Lime’s five-person board of directors. The Company also amended its preexisting commercial agreement with Lime.
As of June 30, 2020, the Company’s ownership in Lime is comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”) and represents approximately 35% on an as converted and fully-diluted basis. The 2020 Lime Investments are accounted for under the fair value option. Refer to Note 3 – Investments and Fair Value Measurement for additional information. Lime was assessed under the VIE model and considered an unconsolidated VIE. Refer to Note 14 – Variable Interest Entities (“VIEs”) for additional information.
The JUMP Divestiture did not represent a strategic shift that would cause a major effect on the Company's operations and financial results, and therefore does not qualify for reporting as a discontinued operation for financial reporting purposes. The resulting loss on disposal was not material to the Company and was recorded in other income (expense), net, in the condensed consolidated statement of operations during the three and six months ended June 30, 2020.

Note 18 – Restructuring and Related Charges
During the three months ended June 30, 2020, the Company initiated and completed certain restructuring activities in order to reduce its overall cost structure in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on the Company’s business. The Company exited the JUMP business and incurred costs related to site closures and asset impairments and write-offs. There were no restructuring activities during the three and six months ended June 30, 2019.
The following table presents the total restructuring and related charges associated with the Company’s segments as well as corporate charges for the three months ended June 30, 2020 (in millions):

Mobility	$76
Delivery	33
Freight	7
ATG and Other Technology Programs	59
Other Bets (1)	123
Total restructuring and related charges by segment	298
Corporate G&A and Platform R&D	84
Total restructuring and related charges	$382
(1) Includes restructuring and related charges associated with the exit of the JUMP business, including severance and other termination benefits of $31 million, site closure costs of $27 million and other costs of $65 million.
The following table presents the total restructuring and related charges, by function, for the three months ended June 30, 2020 (in millions):

Operations and support	$187
Sales and marketing	22
Research and development	86
General and administrative	87
Total	$382
The following table provides the components of and changes in the Company’s restructuring and related charges accrual during the six months ended June 30, 2020 (in millions):

	Severance and Other Termination Benefits	Site Closure Costs	Other	Total
Balance as of December 31, 2019	$—	$—	$—	$—
Charges (1), (2)	210	107	65	382
Cash payments	(142)	—	—	(142)
Non-cash adjustments	—	(105)	(16)	(121)
Balance as of June 30, 2020	$68	$2	$49	$119
(1) Site closure costs primarily includes $50 million related to the impairment of operating lease right-of-use assets and $38 million for write-offs of leasehold improvements.
(2) Total restructuring and related charges include $261 million of cash settled charges, primarily for severance and other termination benefits, and are expected to be completely paid by the end of 2020.
The remaining costs related to these restructuring activities are expected to be immaterial.
Note 19 – Subsequent Events
Pending Acquisition of Postmates
On July 5, 2020, the Company entered into a definitive agreement to acquire Postmates Inc. (“Postmates”), an on-demand delivery platform in the United States. The aggregate consideration to be paid by the Company is estimated to be approximately $2.65 billion, subject to certain adjustments set forth in the definitive agreement, payable in shares of the Company's common stock, based on a fixed price of $31.45 per share. The Company currently estimates that it will issue approximately 84 million shares of common stock for 100% ownership interest in Postmates. The transaction is subject to the approval of Postmates stockholders, regulatory approval and other customary closing conditions and is expected to close in the first quarter of 2021. The Company also agreed to provide interim financing to Postmates of up to $100 million in the first year from the signing of the definitive agreement and up to an additional $100 million after the first year. The Company may be required to pay Postmates a termination fee of up to $146 million if the definitive agreement is terminated under certain circumstances.
Acquisition of Cornershop
On July 6, 2020, the Company completed its previously announced purchase of a controlling interest in Cornershop Global LLC (“Cornershop”) in all jurisdictions where the Company received regulatory approval or did not require regulatory approval. The Company has not yet obtained, but will continue to seek regulatory approval in Mexico. Total consideration to date for the Company’s controlling interest in all jurisdictions outside of Mexico is $312 million in cash, including the initial investment of $50 million in 2019, and $67 million in shares of the Company’s common stock. The Company and then existing Cornershop shareholders will have certain put and call rights with respect to the outstanding shares in Cornershop not held by the Company beginning at the five year anniversary of the closing.
Acquisition of Routematch
On July 14, 2020, the Company acquired 100% of the equity of Routematch Holdings, Inc. (“Routematch”) for approximately $85 million in cash and $30 million in shares of the Company’s common stock, following which Routematch became a wholly-owned subsidiary of the Company. Routematch is a software company offering specialized software and solutions to transit agencies, serving customers in the United States and Australia.

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
Overview
We are a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform. We connect consumers with providers of ride services, merchants and food delivery services, public transportation networks, e-bikes, e-scooters and other personal mobility options. We use this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry. We are also developing technologies that provide autonomous driving vehicle solutions to consumers, networks of vertical take-off and landing vehicles and new solutions to solve everyday problems.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) a pandemic. The COVID-19 pandemic has rapidly changed market and economic conditions globally, impacting Drivers, Delivery People, Merchants, consumers and business partners, as well as our business, results of operations, financial position and cash flows. Various governmental restrictions, including the declaration of a federal National Emergency, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the global demand for Mobility rides. The significant adverse changes in the economic and market conditions resulting from COVID-19 triggered the recognition of pre-tax impairment charges of $2.1 billion in the first quarter of 2020. For additional information on impairment charges, refer to Note 3 – Investments and Fair Value Measurement and Note 6 – Goodwill and Intangible Assets in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
COVID-19 Response Initiatives
We continue to prioritize the health and safety of our consumers, Drivers and Merchants and the communities we serve. As one of the world’s largest platforms for work, we continue to believe that we will play an important role in the economic recovery of cities around the globe. We are focused on navigating the challenges presented by COVID-19 through preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. The pandemic has reduced the demand for our Mobility offering globally. We have responded to the COVID-19 pandemic by launching new, or expanding existing, services or features on an expedited basis, particularly those related to delivery of food and other goods.
To comply with social distancing guidelines of national, state and local governments, we have temporarily suspended UberPOOL, our shared Mobility offering, globally and implemented “leave at door” delivery options for Delivery offerings. Additionally, we have asked that all employees who are able to do so work remotely.
In addition, to support those whose earning opportunities have been depressed as a result of the COVID-19 pandemic, as well as communities hit hard during this unprecedented period, we announced and implemented several initiatives during the first quarter of 2020, including a financial assistance program for Drivers who are impacted by the pandemic, personal protective equipment disbursement and by the end of the second quarter of 2020, we delivered 10 million free rides, meals, and freight loads around the world. These programs had an impact on our net loss attributable to Uber Technologies, Inc. of $48 million in the second quarter of 2020, including impact on revenue of $6 million, impact on cost of revenue of $22 million and impact on total operating expenses of $20 million.
While we continue to assess the impact from the COVID-19 outbreak, we are unable to accurately predict the full impact of COVID-19 on our business, results of operations, financial position and cash flows due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, additional actions that may be taken by governmental authorities, the further impact on the business of Drivers, Merchants, consumers, and business partners, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

Financial and Operational Highlights

	Three Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	99	55	(44)%
Trips (2)	1,677	737	(56)%
Gross Bookings (2)	$15,756	$10,224	(35)%	(32)%
Revenue	$3,166	$2,241	(29)%	(27)%
Adjusted Net Revenue (1), (2)	$2,873	$1,918	(33)%	(31)%
Net loss attributable to Uber Technologies, Inc. (3)	$(5,236)	$(1,775)	66%
Mobility Adjusted EBITDA	$506	$50	(90)%
Delivery Adjusted EBITDA	$(286)	$(232)	19%
Adjusted EBITDA (1), (2)	$(656)	$(837)	(28)%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
(3) Net loss attributable to Uber Technologies, Inc. includes stock-based compensation expense of $3.9 billion and $131 million in the second quarter of 2019 and 2020, respectively, and $382 million in restructuring and related charges in the second quarter of 2020. Included and offsetting the second quarter of 2020 stock-based compensation expense is $111 million reversal of stock-based compensation expense related to forfeitures of awards for employees that were part of the second quarter 2020 restructuring.
Highlights for the Second Quarter 2020
In the second quarter of 2020, overall Gross Bookings declined to $10.2 billion, or 32%, on a constant currency basis, compared to the same period in 2019, with Mobility Gross Bookings decline of 73%, on a constant currency basis, however, showing year-over-year growth improvement each month throughout the quarter.
Delivery Gross Bookings growth accelerated to 113%, on a constant currency basis, compared to the same period in 2019, and outpaced Delivery Trip growth, as we saw a 34% increase in basket sizes globally from stay-at-home orders related to COVID-19.
Revenue and Adjusted Net Revenue declined to $2.2 billion and $1.9 billion, respectively, and we ended the second quarter of 2020 with a Take Rate of 18.8%, up 0.6%, compared to the same period in 2019.
Net loss attributable to Uber Technologies, Inc. was $1.8 billion, which included $382 million in restructuring and related charges, $48 million of COVID-19 response initiatives, and $80 million of other items not indicative of our ongoing operating performance.
Adjusted EBITDA loss was $(837) million, with Mobility delivering positive Mobility Adjusted EBITDA profit of $50 million, despite Mobility Gross Bookings decline of 73%, on a constant currency basis.
We ended the second quarter of 2020 with $7.8 billion in unrestricted cash, cash equivalents, and short-term investments.
Recent Developments
In May 2020, we announced plans to reduce our operating expenses in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business. We announced reductions in workforce of approximately 6,700 full-time employee roles. For additional information, see Note 18 – Restructuring and Related Charges in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section titled “Supplemental Disclosure Related to Restructuring and Related Charges.”
On May 7, 2020, we entered into a series of transactions and agreements with Neutron Holdings, Inc. dba Lime (“Lime”) whereby we contributed hardware, equipment, intellectual property rights, technology, licensed technology, and permits of our JUMP business (collectively, “JUMP Assets”) in certain markets to Lime (the “JUMP Divestiture”). In exchange for the JUMP Assets and previously held investments and warrants, we received common stock (the “Lime Common Stock”), newly issued Lime Series 1-C preferred stock (“Lime 1-C Preferred Stock”) and fully vested warrants to purchase Lime Series 1-C Preferred Stock (“Lime 1-C Preferred Stock Warrants”). Concurrently, we contributed $85 million of cash to Lime in exchange for a secured note convertible into Lime Series 3 Preferred Stock (the “Lime Convertible Note”), which may be converted at any time at our election representing 20% initial ownership in Lime as converted on a fully-diluted basis. As of June 30, 2020, our ownership in Lime is comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note and represents approximately

35% on an as converted and fully-diluted basis. For additional information, see Note 17 – Divestitures in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In May 2020, we issued five-year notes with an aggregate principal amount of $1.0 billion due on May 15, 2025 (the “2025 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For additional information, see Note 7 – Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the second quarter of 2020, we renamed the Rides segment to Mobility and the Eats segment to Delivery. In addition, we entered into the JUMP Divestiture and reorganized certain immaterial offerings from Other Bets into Mobility. In the second quarter of 2020, Other Bets, which primarily included our divested JUMP business, is no longer being reviewed by the chief operating decision maker (“CODM”) to allocate resources or evaluate performance. Therefore, Other Bets was no longer deemed an operating or reportable segment. We assessed these changes and determined we had four operating and reportable segments: Mobility, Delivery, Freight and, ATG and Other Technology Programs. Refer to Note 12 – Segment Information and Geographic Information for additional information on our segments and Note 17 – Divestitures for additional information on the JUMP Divestiture in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On July 5, 2020, we entered into a definitive agreement to acquire Postmates Inc. (“Postmates”), an on-demand delivery platform in the United States. The aggregate consideration to be paid by us is estimated to be approximately $2.65 billion, subject to certain adjustments set forth in the definitive agreement, payable in shares of our common stock, based on a fixed price of $31.45 per share. For additional information, see Note 19 – Subsequent Events in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On July 6, 2020, we completed our previously announced purchase of a controlling interest in Cornershop Global LLC (“Cornershop”) in all jurisdictions where we received regulatory approval or did not require regulatory approval. We have not yet obtained, but will continue to seek regulatory approval in Mexico. Total consideration to date for our controlling interest in all jurisdictions outside of Mexico is $312 million in cash, including the initial investment of $50 million in 2019, and $67 million in shares of our common stock. For additional information, see Note 19 – Subsequent Events in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On July 14, 2020, we acquired 100% of the equity of Routematch Holdings, Inc. (“Routematch”) for approximately $85 million in cash and $30 million in shares of our common stock. For additional information, see Note 19 – Subsequent Events in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Legal and Regulatory Developments
California State Assembly Bill 5 (“AB5”) and Other Actions
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
We continue to evaluate the impact of AB5 on our business, have made business changes in certain jurisdictions, and are considering legal responses, additional potential business changes, a potential legislative amendment and have filed a California state ballot initiative which will be voted on in November 2020. The ballot initiative does not ask for exemption from AB5, although many other industries in California received an exemption from the ABC test through special amendments. Instead, we are working to provide voters with an opportunity to support a framework that advocates for legal certainty regarding the status of independent work, and seeks to protect worker flexibility and the quality of on-demand work, while establishing the following:
•a guaranteed minimum earnings standard for Drivers;
•occupational/accident insurance for injury protection;
•healthcare subsidies; and
•protection against discrimination and harassment.
As we explore legal options, we have received and expect to continue to receive claims by or on behalf of Drivers that claim that the Drivers have been misclassified. On May 5, 2020, the California Attorney General, in conjunction with the city attorneys for San

Francisco, Los Angeles and San Diego, filed a complaint in San Francisco Superior Court against Uber and Lyft. The complaint alleges drivers are misclassified, and seeks an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers. On August 6, 2020, following a hearing on the matter, the San Francisco Superior Court informed the parties that the Court would take the motions under submission and publish its order in the coming days. In addition, in July 2020, the Massachusetts Attorney General filed a complaint against Uber and Lyft, alleging that drivers are misclassified, and seeks an injunction. We intend to defend ourselves vigorously with regard to these actions.
For a discussion of risk factors related to AB5, including how AB5 or potential misclassification actions in other states may impact our business, result of operations, financial position and operating condition, see the risk factor titled “-Our business would be adversely affected if Drivers were classified as employees” in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Revenue
We generate substantially all of our revenue from fees paid by Drivers and Merchants for use of our platform. We have concluded that we are an agent in these arrangements as we arrange for other parties to provide the service to the end-user. Under this model, revenue is net of Driver and Merchant earnings and Driver incentives. We act as an agent in these transactions by connecting consumers to Drivers and Merchants to facilitate a Trip or meal delivery service.
During the first quarter of 2020, we began charging end-users a fee for Mobility and Delivery services in certain markets. In these transactions, we enter into a Master Services Agreement (“MSA”) with the end-user to use the platform for Mobility and Delivery Services, in exchange for a fee. The combination of the MSA and the individual transaction request establishes enforceable rights and obligations for each transaction and end-users are identified as our customers in these transactions. While our contracts and our previously disclosed accounting policy for Drivers and restaurants remains unchanged, we now subcontract with Delivery People to provide delivery services to end-users. Revenue from restaurants, Drivers, and end-users is recognized separately, while costs associated with payments to Delivery People are recorded as cost of revenue.
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
Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue, exclusive of depreciation and amortization, consists primarily of insurance costs, credit card processing fees, hosting and co-located data center expenses, mobile device and service expenses, amounts related to fare chargebacks and other credit card losses, excess Driver incentives, costs incurred for certain Delivery transactions where we are primarily responsible for delivery services and pay Delivery People for services provided, and costs incurred with carriers for Freight transportation. Insurance expenses include coverage for auto liability, general liability, uninsured and underinsured motorist liability, and auto physical damage related to our Mobility and Delivery offerings. Excess Driver incentives are primarily related to our Delivery offerings.
We expect that cost of revenue, exclusive of depreciation and amortization, will fluctuate on an absolute dollar basis for the foreseeable future in line with Trip volume changes on the platform. As Trips increase or decrease, we expect related changes for insurance costs, credit card processing fees, hosting and co-located data center expenses, maps license fees, and other cost of revenue, exclusive of depreciation and amortization.
Operations and Support
Operations and support expenses consist primarily of compensation expenses, including stock-based compensation to employees who support operations in cities, Driver operations employees, community management employees, and platform user support representatives, as well as costs for allocated overhead and those associated with Driver background checks.
As our business recovers from the impacts of COVID-19 and Trip volume increases, we would expect operations and support expenses to increase on an absolute dollar basis for the foreseeable future, but decrease as a percentage of revenue as we become more efficient in supporting platform users.
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

As our business recovers from the impacts of COVID-19, we would anticipate sales and marketing expenses to increase on an absolute dollar basis for the foreseeable future but vary from period to period as a percentage of revenue due to timing of marketing campaigns.
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
As our business recovers from the impacts of COVID-19 and Trip volume increases, we expect that general and administrative expenses will increase on an absolute dollar basis for the foreseeable future, but decrease as a percentage of revenue as we find efficiencies in our internal support functions.
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
As our business recovers from the impacts of COVID-19, we would anticipate depreciation and amortization expenses to increase as we continue to build out our network infrastructure and building locations.
Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount.
Other Income (Expense), Net
Other income (expense), net primarily includes the following items:
•Interest income, which consists primarily of interest earned on our cash and cash equivalents and restricted cash and cash equivalents.
•Foreign currency exchange losses, net, which consist primarily of remeasurement of transactions and monetary assets and liabilities denominated in currencies other than the functional currency at the end of the period.
•Gain (loss) on business divestitures, net.
•Unrealized gain (loss) on debt and equity securities, net, which consists primarily of gains (losses) from fair value adjustments relating to our non-marketable securities.
•Impairment of debt and equity securities.
•Change in fair value of embedded derivatives, which consists primarily of gains and losses on embedded derivatives related to our Convertible Notes until their extinguishment in connection with our IPO.
•Gain on extinguishment of convertible notes and settlement of derivatives.
•Other, which consists primarily of changes in the fair value of warrants and income from forfeitures of warrants.
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

Equity Method Investments
Equity method investments primarily includes the results of our share of income or loss from our Yandex.Taxi joint venture.
Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020

Revenue	$3,166	$2,241	$6,265	$5,784
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,740	1,252	3,421	3,038
Operations and support	864	582	1,298	1,085
Sales and marketing	1,222	736	2,262	1,621
Research and development	3,064	584	3,473	1,229
General and administrative	1,638	565	2,061	1,424
Depreciation and amortization	123	129	269	257
Total costs and expenses	8,651	3,848	12,784	8,654
Loss from operations	(5,485)	(1,607)	(6,519)	(2,870)
Interest expense	(151)	(110)	(368)	(228)
Other income (expense), net	398	(44)	658	(1,839)
Loss before income taxes and loss from equity method investments	(5,238)	(1,761)	(6,229)	(4,937)
Provision for (benefit from) income taxes	(2)	4	17	(238)
Loss from equity method investments	(10)	(7)	(16)	(19)
Net loss including non-controlling interests	(5,246)	(1,772)	(6,262)	(4,718)
Less: net income (loss) attributable to non-controlling interests, net of tax	(10)	3	(14)	(7)
Net loss attributable to Uber Technologies, Inc.	$(5,236)	$(1,775)	$(6,248)	$(4,711)

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020

Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	55%	56%	55%	53%
Operations and support	27%	26%	21%	19%
Sales and marketing	39%	33%	36%	28%
Research and development	97%	26%	55%	21%
General and administrative	52%	25%	33%	25%
Depreciation and amortization	4%	6%	4%	4%
Total costs and expenses	273%	172%	204%	150%
Loss from operations	(173)%	(72)%	(104)%	(50)%
Interest expense	(5)%	(5)%	(6)%	(4)%
Other income (expense), net	13%	(2)%	11%	(32)%
Loss before income taxes and loss from equity method investments	(165)%	(79)%	(99)%	(85)%
Provision for (benefit from) income taxes	—%	—%	—%	(4)%
Loss from equity method investment	—%	—%	—%	—%
Net loss including non-controlling interests	(166)%	(79)%	(100)%	(82)%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%	—%	—%
Net loss attributable to Uber Technologies, Inc.	(165)%	(79)%	(100)%	(81)%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and six months ended June 30, 2020 compared to same periods in 2019.
Comparison of the Three and Six Months Ended June 30, 2019 and 2020
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Mobility	$2,376	$790	(67)%	$4,794	$3,260	(32)%
Delivery	595	1,211	103%	1,131	2,030	79%
Freight	167	211	27%	294	410	39%
ATG and Other Technology Programs (1)	—	25	**	—	50	**
Other Bets	28	4	(86)%	46	34	(26)
Total revenue	$3,166	$2,241	(29)%	$6,265	$5,784	(8)%
(1) Consists of $25 million and $50 million, respectively, of collaboration revenue from Toyota recognized in the three and six months ended June 30, 2020. For additional information, see Note 15 – Non-Controlling Interests in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
** Percentage not meaningful.
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
Revenue decreased $925 million, or 29%, primarily attributable to a decrease in Gross Bookings of 32%, on a constant currency basis. The decrease in Gross Bookings was primarily driven by a decline in Mobility Gross Bookings of 73%, on a constant currency basis, due to adverse impacts of COVID-19. The decrease was partially offset by Delivery Gross Bookings growth of 113%, on a constant currency basis, due to an increase in food delivery orders and higher basket sizes as a result of stay-at-home order demand related to COVID-19, as well as continued expansion across our international markets. Additionally, we had a one-time Driver appreciation award of $298 million recorded in the second quarter of 2019, that was not incurred in the same period in 2020.
Six Months Ended June 30, 2020 Compared with the Same Period in 2019
Revenue decreased $481 million, or 8%, primarily attributable to a decrease in Gross Bookings of 12%, on a constant currency basis. The decrease in Gross Bookings was primarily driven by a decline in Mobility Gross Bookings of 39%, on a constant currency basis, due to adverse impacts of COVID-19. The decrease was partially offset by Delivery Gross Bookings growth of 85%, on a constant currency basis, due to an increase in food delivery orders and higher basket sizes as a result of stay-at-home order demand related to COVID-19, as well as continued expansion across our international markets. Additionally, we had a one-time Driver appreciation award of $298 million recorded in the second quarter of 2019, that was not incurred in the same period in 2020.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,740	$1,252	(28)%	$3,421	$3,038	(11)%
Percentage of revenue	55%	56%		55%	53%
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
Cost of revenue, exclusive of depreciation and amortization, decreased $488 million, or 28%, mainly due to a $777 million decrease in Mobility related to volume decline from COVID-19, partially offset by a $102 million increase in Delivery People payments and incentives in certain markets, combined with a $64 million increase in Excess Driver incentives and a $25 million increase in Freight carrier payments.
Six Months Ended June 30, 2020 Compared with the Same Period in 2019
Cost of revenue, exclusive of depreciation and amortization, decreased $383 million, or 11%, mainly due to an $888 million decrease in Mobility related to volume decline from COVID-19, partially offset by a $161 million increase in Delivery People payments and incentives in certain markets, combined with a $95 million increase in Freight carrier payments and $57 million increase in Excess Driver incentives.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Operations and support	$864	$582	(33)%	$1,298	$1,085	(16)%
Percentage of revenue	27%	26%		21%	19%
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
Operations and support expenses decreased $282 million, or 33%, primarily attributable to a $393 million decrease in stock-based compensation mainly related to RSUs with a performance condition satisfied upon our IPO in 2019, partially offset by a $187 million increase in restructuring and related charges.
Six Months Ended June 30, 2020 Compared with the Same Period in 2019
Operations and support expenses decreased $213 million, or 16%, primarily attributable to a $369 million decrease in stock-based compensation mainly related to RSUs with a performance condition satisfied upon our IPO in 2019, partially offset by a $187 million increase in restructuring and related charges.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Sales and marketing	$1,222	$736	(40)%	$2,262	$1,621	(28)%
Percentage of revenue	39%	33%		36%	28%
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
Sales and marketing expenses decreased $486 million, or 40%, primarily attributable to a $202 million decrease in stock-based compensation mainly related to RSUs with a performance condition satisfied upon our IPO in 2019, as well as a $151 million decrease in consumer advertising. Additionally, we saw a decrease in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $104 million to $424 million compared to $528 million in the same period in 2019.
Six Months Ended June 30, 2020 Compared with the Same Period in 2019
Sales and marketing expenses decreased $641 million, or 28%, primarily attributable to a $189 million decrease in stock-based compensation mainly related to RSUs with a performance condition satisfied upon our IPO in 2019, as well as a $237 million decrease in consumer advertising and other marketing programs. Additionally, we saw a decrease in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $183 million to $933 million compared to $1.1 billion in the same period in 2019.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Research and development	$3,064	$584	(81)%	$3,473	$1,229	(65)%
Percentage of revenue	97%	26%		55%	21%
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
Research and development expenses decreased $2.5 billion, or 81%, primarily attributable to a $2.5 billion decrease in stock-based compensation expense mainly related to RSUs with a performance condition satisfied upon our IPO in 2019, partially offset by an $86 million increase in restructuring and related charges.
Six Months Ended June 30, 2020 Compared with the Same Period in 2019
Research and development expenses decreased $2.2 billion, or 65%, primarily attributable to a $2.3 billion decrease in stock-based compensation expense mainly related to RSUs with a performance condition satisfied upon our IPO in 2019, partially offset by an $86 million increase in restructuring and related charges that occurred in the second quarter of 2020.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

General and administrative	$1,638	$565	(66)%	$2,061	$1,424	(31)%
Percentage of revenue	52%	25%		33%	25%
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
General and administrative expenses decreased $1.1 billion, or 66%, primarily attributable to a $730 million decrease in stock-based compensation expense mainly related to RSUs with a performance condition satisfied upon our IPO in 2019 and a net $342 million decrease in legal, tax, and regulatory reserve changes and settlements, partially offset by a $87 million increase in restructuring and related charges.
Six Months Ended June 30, 2020 Compared with the Same Period in 2019
General and administrative expenses decreased $637 million, or 31%, primarily attributable to a $665 million decrease in stock-based compensation expense and a net $323 million decrease in legal, tax, and regulatory reserve changes and settlements, partially offset by $193 million in impairment charges related to our New Mobility reporting unit recorded during the first quarter of 2020 primarily related to COVID-19 impacts on certain markets and a $87 million increase in restructuring and related charges.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Depreciation and amortization	$123	$129	5%	$269	$257	(4)%
Percentage of revenue	4%	6%		4%	4%
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
Depreciation and amortization expenses increased $6 million, or 5%, primarily attributable to increase in depreciation of leased servers and additional amortization expenses related to newly acquired Careem intangible assets partially offset by a decrease in depreciation of data center assets.

Six Months Ended June 30, 2020 Compared with the Same Period in 2019
Depreciation and amortization expenses decreased $12 million, or 4%, primarily attributable to decrease in depreciation of data center assets partially offset by an increase in leased server depreciation and additional amortization expenses related to newly acquired Careem intangible assets.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Interest expense	$(151)	$(110)	(27)%	$(368)	$(228)	(38)%
Percentage of revenue	(5)%	(5)%		(6)%	(4)%
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
Interest expense decreased by $41 million, or 27%, primarily due to the conversion of our 2021 Convertible Notes and the 2022 Convertible Notes upon our IPO in May 2019.
Six Months Ended June 30, 2020 Compared with the Same Period in 2019
Interest expense decreased by $140 million, or 38%, primarily due to the conversion of our 2021 Convertible Notes and the 2022 Convertible Notes upon our IPO in May 2019.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Interest income	$64	$6	(91)%	$108	$44	(59)%
Foreign currency exchange losses, net	(7)	(29)	**	(8)	(57)	**
Gain (loss) on business divestitures, net	—	(27)	**	—	127	**
Unrealized gain (loss) on debt and equity securities, net	(2)	(2)	**	14	(116)	**
Impairment of debt and equity securities	—	13	**	—	(1,850)	**
Change in fair value of embedded derivatives	(117)	—	100%	58	—	(100)%
Gain on extinguishment of convertible notes and settlement of derivatives	444	—	(100)%	444	—	(100)%
Other	16	(5)	(131)%	42	13	(69)%
Other income (expense), net	$398	$(44)	(111)	$658	$(1,839)	**
Percentage of revenue	13%	(2)%		11%	(32)%
** Percentage not meaningful.
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
Interest income decreased by $58 million, or 91%, primarily due to lower cash balances and market interest rates.
Foreign currency exchange losses, net increased by $22 million due to unrealized impacts on foreign exchange resulting from remeasurement of our foreign currency monetary assets and liabilities denominated in currencies other than the functional currency of an entity.
Gain (loss) on business divestitures, net decreased by $27 million primarily due to the loss on the sale of our JUMP operations to Lime during the second quarter of 2020.
Impairment of debt and equity securities decreased by $13 million primarily due to a decrease to allowance for credit losses previously recorded on our investment in Grab. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Change in fair value of embedded derivatives increased by $117 million, or 100%, as a result of the settlement of our 2021 and 2022 convertible notes during the second quarter of 2019 upon the completion of our IPO. There were no embedded derivatives outstanding during the second quarter of 2020.

Gain on extinguishment of convertible notes and settlement of derivatives decreased by $444 million, or 100%, due to the conversion of our 2021 and the 2022 convertible notes and settlement of the related derivatives in connection with our IPO in May 2019.
Six Months Ended June 30, 2020 Compared with the Same Period in 2019
Interest income decreased by $64 million, or 59%, primarily due to lower cash balances and market interest rates.
Foreign currency exchange losses, net increased by $49 million due to unrealized impacts on foreign exchange resulting from remeasurement of our foreign currency monetary assets and liabilities denominated in currencies other than the functional currency of an entity.
Gain (loss) on business divestitures, net increased by $127 million primarily due to a $154 million gain on the sale of our Uber Eats India operations to Zomato during the first quarter of 2020, partially offset by a $27 million loss on the sale of our JUMP operations to Lime during the second quarter of 2020.
Unrealized gain (loss) on debt and equity securities, net decreased by $130 million primarily due to loss from fair value adjustments of our non-marketable securities recorded under the fair value option.
Impairment of debt and equity securities increased by $1.9 billion primarily due to impairment of our investment in Didi and the credit loss allowance recorded on our investment in Grab during the first quarter of 2020. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Change in fair value of embedded derivatives decreased by $58 million, or 100%, as a result of the settlement of our 2021 and 2022 convertible notes in the second quarter of 2019 upon the completion of our IPO. There were no embedded derivatives outstanding after the completion of our IPO.
Gain on extinguishment of convertible notes and settlement of derivatives decreased by $444 million, or 100%, due to the conversion of our 2021 and 2022 convertible notes and settlement of the related derivatives in connection with our IPO in May 2019.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Provision for (benefit from) income taxes	$(2)	$4	(300)%	$17	$(238)	**
Effective tax rate	—%	—%		—%	5%
Six Months Ended June 30, 2020 Compared with the Same Period in 2019
Income tax expense decreased by $255 million primarily due to a tax impact from the impairment charges of our investments in Didi and Grab.
Loss from Equity Method Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Loss from equity method investments	$(10)	$(7)	30%	$(16)	$(19)	(19)%
Percentage of revenue	—%	—%		—%	—%
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
Loss from equity method investments decreased by $3 million, or 30%, due to a decrease in our portion of the net loss from our Yandex.Taxi joint venture.
Six Months Ended June 30, 2020 Compared with the Same Period in 2019
Loss from equity method investments increased by $3 million, or 19%, due to our investment in our Yandex.Taxi joint venture.
Supplemental Disclosure Related to Restructuring and Related Charges
During the three months ended June 30, 2020, we initiated and completed certain restructuring activities in order to reduce our overall cost structure in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business. We also exited the JUMP business and incurred costs related to site closures, asset impairments and write-offs. As a result, during the three months ended June 30, 2020, we recognized $382 million in total restructuring and related charges in the condensed consolidated statement of operations. Total restructuring and related charges include $261 million of cash settled charges, primarily for severance and other termination benefits, and are expected to be completely paid by the end of 2020. The remaining costs related to these restructuring activities are expected to be immaterial. There were no restructuring activities during the three and six months ended June 30, 2019.
These activities were designed to generate an aggregate cost savings of at least $1.0 billion annually when compared to our original fourth quarter 2020 planned cost structure, with the largest component of savings resulting from reductions in workforce. We do not believe these cost-saving measures will impair our ability to conduct any of our key business functions. There is no guarantee that we will achieve the cost savings that we expect. Refer to Note 18 – Restructuring and Related Charges in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Segment Results of Operations
We operate our business as four operating and reportable segments: Mobility, Delivery, Freight and, ATG and Other Technology Programs. For additional information about our segments, see Note 12 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Adjusted Net Revenue (1)

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Mobility	$2,341	$793	(66)%	$4,718	$3,268	(31)%
Delivery	337	885	162%	576	1,412	145%
Freight	167	211	27%	294	410	39%
ATG and Other Technology Programs collaboration revenue (2)	—	25	**	—	50	**
Other Bets	28	4	(86)%	46	34	(26)%
Adjusted Net Revenue	$2,873	$1,918	(33)%	$5,634	$5,174	(8)%
(1) Adjusted Net Revenue for Mobility and Delivery are non-GAAP measures as defined by the SEC. Adjusted Net Revenue for Freight, ATG and Other Technology Programs and Other Bets (prior to the second quarter of 2020) are equal to GAAP revenue in all periods presented. In 2020, Adjusted Net Revenue does not include certain COVID-19 response initiatives. See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) Consists of $25 million and $50 million collaboration revenue from Toyota recognized in the three and six months ended June 30, 2020, respectively. Refer to Note 15 – Non-Controlling Interests in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on collaboration revenue.
** Percentage not meaningful.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, exclusive of depreciation and amortization, operations and support, sales and marketing, and general and administrative and research and development expenses associated with our segments. Segment adjusted EBITDA also excludes non-cash items, certain transactions that are not indicative of ongoing segment operating performance and / or items that management does not believe are reflective of our ongoing core operations. For additional information, see Note 12 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Mobility	$506	$50	(90)%	$698	$631	(10)%
Delivery	(286)	(232)	19%	(595)	(545)	8%
Freight	(52)	(49)	6%	(81)	(113)	(40)%
ATG and Other Technology Programs	(132)	(91)	31%	(245)	(199)	19%
Other Bets	(70)	(23)	67%	(112)	(86)	23%
Corporate G&A and Platform R&D (1), (2)	(622)	(492)	21%	(1,190)	(1,137)	4%
Adjusted EBITDA (3)	$(656)	$(837)	(28)%	$(1,525)	$(1,449)	5%
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
Mobility Segment
For the three months ended June 30, 2020 compared to the same period in 2019, Mobility adjusted net revenue decreased $1.5 billion, or 66%, and Mobility adjusted EBITDA profit decreased $456 million, or 90%.
Mobility adjusted net revenue decreased primarily attributable to a decrease in Mobility Gross Bookings due to adverse impacts from the COVID-19 pandemic, partially offset by rationalization in incentive spend. Mobility Take Rate improved to 26.0% from 19.2% compared to the same period in 2019 mainly driven by an overall decrease in incentive spend as well as a one-time Driver appreciation award recorded in the second quarter of 2019.
Mobility adjusted EBITDA profit decreased primarily attributable to a decrease in Mobility adjusted net revenue, partially offset by a $532 million decrease in insurance expense as a result of a decrease in miles driven, a $298 million decrease in consumer promotions, and a $169 million decrease in credit card processing costs. Additionally, Mobility adjusted EBITDA margin as a percentage of Mobility revenue declined to 6.3% from 21.3%, compared to the same period in 2019, and Mobility adjusted EBITDA margin as a percentage of Mobility adjusted net revenue declined to 6.3% from 21.6% in the same period in 2019.
For the six months ended June 30, 2020 compared to the same period in 2019, Mobility adjusted net revenue decreased $1.5 billion, or 31%, and Mobility adjusted EBITDA profit decreased $67 million, or 10%.
Mobility adjusted net revenue decreased primarily attributable to a decrease in Mobility Gross Bookings due to adverse impacts from the COVID-19 pandemic, partially offset by rationalization of incentive spend. Mobility Take Rate improved to 23.5% from 20.0% compared to the same period in 2019 mainly driven by an overall decrease in incentive spend as well as a one-time Driver appreciation award recorded in the second quarter of 2019.
Mobility adjusted EBITDA profit decreased primarily attributable to a decrease in Mobility adjusted net revenue, partially offset by a $610 million decrease in insurance expense as a result of a decrease in miles driven, a $440 million decrease in consumer promotions, and a $211 million decrease in credit card processing costs. Additionally, Mobility adjusted EBITDA margin as a percentage of Mobility revenue improved to 19.4% from 14.6%, compared to the same period in 2019, and Mobility adjusted EBITDA margin as a percentage of Mobility adjusted net revenue improved to 19.3% from 14.8%in the same period in 2019.
Delivery Segment
For the three months ended June 30, 2020 compared to the same period in 2019, Delivery adjusted net revenue increased $548 million, or 162%, and Delivery adjusted EBITDA loss decreased $54 million, or 19%.
Delivery adjusted net revenue increased primarily attributable to an increase in Gross Bookings of 113%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes as a result of stay-at-home demand related to COVID-19, combined with continued expansion across our international markets. Take Rate improved to 12.7% from 10.0% compared to the same period in 2019 driven by a decrease in incentive spend combined with an overall improvement in basket sizes. Additionally, we saw an increase in Delivery adjusted net revenue and Take Rate as a result of certain Delivery People payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Delivery People for services provided.
Delivery adjusted EBITDA loss decreased primarily attributable to an increase in Delivery adjusted net revenue, partially offset by a $218 million increase in cost of revenue as well as a $192 million increase in consumer promotions.
For the six months ended June 30, 2020 compared to the same period in 2019, Delivery adjusted net revenue increased $836 million, or 145%, and Delivery adjusted EBITDA loss decreased $50 million, or 8%.
Delivery adjusted net revenue increased primarily attributable to an increase in Gross Bookings of 85%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes as a result of stay-at-home demand related to COVID-19, combined with continued expansion across our international markets. Delivery Take Rate improved to 12.1% from 8.9% compared to the same period in 2019 driven by a decrease in incentive spend combined with an overall improvement in basket sizes. Additionally, we saw an increase in Delivery adjusted net revenue and Take Rate as a result of certain Delivery People payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Delivery People for services provided.
Delivery adjusted EBITDA loss decreased primarily attributable to an increase in adjusted net revenue, partially offset by a $349 million increase in cost of revenue combined with an $274 million increase in consumer promotions.

Freight Segment
For the three months ended June 30, 2020 compared to the same period in 2019, Freight revenue increased $44 million, or 27%, and Freight adjusted EBITDA loss decreased $3 million, or 6%.
Freight revenue increased primarily attributable to growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA loss decreased attributable to an overall improvement in gross profit partially offset by an increase in investment spend in our technology and services as we continue to grow the business.
For the six months ended June 30, 2020 compared to the same period in 2019, Freight revenue increased $116 million, or 39%, and Freight adjusted EBITDA loss increased $32 million, or 40%.
Freight revenue increased primarily attributable to growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA loss increased attributable to an increase in investment spend in our technology and services as we continue to grow the business.
ATG and Other Technology Programs Segment
For the three months ended June 30, 2020 compared to the same period in 2019, ATG and Other Technology Programs revenue increased $25 million and ATG and Other Technology Programs adjusted EBITDA loss decreased $41 million, or 31%.
ATG and Other Technology Programs revenue increased attributable to collaboration revenue related to our three-year joint collaboration agreement with Toyota and DENSO entered into in July 2019.
ATG and Other Technology Programs adjusted EBITDA loss decreased due to an increase in revenue, as noted above, partially offset by an increase in operational expenses.
For the six months ended June 30, 2020 compared to the same period in 2019, ATG and Other Technology Programs revenue increased $50 million and ATG and Other Technology Programs adjusted EBITDA loss decreased $46 million, or 19%.
ATG and Other Technology Programs revenue increased attributable to collaboration revenue related to our three-year joint collaboration agreement with Toyota and DENSO entered into in July 2019.
ATG and Other Technology Programs adjusted EBITDA loss decreased due to an increase in revenue, as noted above, partially offset by an increase in operational expenses.
Other Bets
For the three months ended June 30, 2020 compared to the same period in 2019, Other Bets revenue decreased $24 million, or 86%, and Other Bets adjusted EBITDA loss decreased $47 million, or 67%. Additionally, for the six months ended June 30, 2020 compared to the same period in 2019, Other Bets revenue decreased $12 million, or 26%, and Other Bets adjusted EBITDA loss decreased $26 million, or 23%.
For the three and six months ended June 30, 2020, the overall decreases in Other Bets revenue and Other Bets Adjusted EBITDA loss is primarily attributable to the JUMP Divestiture in the second quarter of 2020.
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
Monthly Active Platform Consumers. MAPCs is the number of unique consumers who completed a Mobility or New Mobility ride or received a Delivery meal on our platform at least once in a given month, averaged over each month in the quarter. While a unique consumer can use multiple product offerings on our platform in a given month, that unique consumer is counted as only one MAPC. We use MAPCs to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the countries in which we operate.

Trips. We define Trips as the number of completed consumer Mobility or New Mobility rides and Delivery meal deliveries in a given period. For example, an UberPOOL ride with three paying consumers represents three unique Trips, whereas an UberX ride with three passengers represents one Trip. We believe that Trips are a useful metric to measure the scale and usage of our platform.
Gross Bookings. We define Gross Bookings as the total dollar value, including any applicable taxes, tolls, and fees, of Mobility and New Mobility rides, Delivery meal deliveries, and amounts paid by Freight shippers, in each case without any adjustment for consumer discounts and refunds, Driver and Merchant earnings, and Driver incentives. Gross Bookings do not include tips earned by Drivers. Gross Bookings are an indication of the scale of our current platform, which ultimately impacts revenue.

	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020

Mobility	$10,488	$11,479	$11,446	$12,188	$12,554	$13,512	$10,874	$3,046
Delivery	2,111	2,561	3,071	3,386	3,658	4,374	4,683	6,961
Freight	123	126	128	167	223	219	198	212
ATG & Other Technology Programs	—	—	—	—	—	—	—	—
Other Bets	3	3	4	15	30	26	21	5
Adjusted Net Revenue. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation to the most directly comparable GAAP financial measure.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Adjusted Net Revenue	$2,873	$1,918	(33)%	$5,634	$5,174	(8)%
Take Rate is defined as Adjusted Net Revenue as a percentage of Gross Bookings.
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
Adjusted Net Revenue decreased $955 million, or 33%, primarily attributable to an overall decrease in Gross Bookings growth of 32%, on a constant currency basis. Overall Take Rate was 18.8%, up 0.6%, from the same period in 2019.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net loss attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Adjusted EBITDA	$(656)	$(837)	(28)%	$(1,525)	$(1,449)	5%
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
Adjusted EBITDA loss increased $181 million, or 28%, primarily attributable to a $456 million decrease in Mobility Adjusted EBITDA, partially offset by a $145 million improvement in our other business offerings combined with a $130 million reduction in corporate overhead.
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
Adjusted Net Revenue
We define Adjusted Net Revenue as revenue (i) less excess Driver incentives, (ii) less Driver referrals and (iii) the addition of our COVID-19 response initiative related payments for financial assistance to Drivers personally impacted by COVID-19 and Driver reimbursements for their cost of purchasing personal protective equipment. We define Mobility Adjusted Net Revenue as Mobility revenue (i) less excess Driver incentives, (ii) less Driver referrals and (iii) the addition of our COVID-19 response initiative related payments for financial assistance to Drivers personally impacted by COVID-19. We define Delivery Adjusted Net Revenue as Delivery revenue (i) less excess Driver incentives, (ii) less Driver referrals and (iii) the addition of our COVID-19 response initiatives primarily related to payments for financial assistance to Drivers personally impacted by COVID-19 and Driver reimbursement for their cost of purchasing personal protective equipment. We believe that these measures are informative of our top line performance because they measure the total net financial activity reflected in the amount earned by us after taking into account all Driver and Merchant earnings, Driver incentives, and Driver referrals in transactions where the Drivers are our customer. The impact of the COVID-19 response initiatives related payments for financial assistance personally impacted by COVID-19 and Driver reimbursement for their cost of purchasing personal protective equipment are recorded as a reduction to revenue. To help our board, management and investors assess the impact of these COVID-19 response initiatives on our results of operations, we are excluding the impact of these COVID-19 response initiatives from ANR. Our board and management find the exclusion of the impact of these COVID-19 response initiatives from Adjusted Net Revenue to be useful because it allows us and our investors to assess the impact of these response initiatives on our results of operations.
Excess Driver Incentives
Excess Driver incentives refer to cumulative payments, including incentives but excluding Driver referrals, to Drivers that exceed the cumulative revenue that we recognize from Drivers with no future guarantee of additional revenue. Cumulative payments to Drivers could exceed cumulative revenue from Drivers in transactions where the Drivers are our customer, as a result of Driver incentives or when the amount paid to Drivers for a Trip exceeds the fare charged to the consumer. Further, cumulative payments to Drivers for Delivery deliveries historically have exceeded the cumulative delivery fees paid by consumers. Excess Driver incentives are recorded in cost of revenue, exclusive of depreciation and amortization.
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
COVID-19 Response Initiatives
To support those whose earning opportunities have been depressed as a result of COVID-19, as well as communities hit hard by the pandemic, we have announced and implemented several initiatives, including, in particular, payments for financial assistance to Drivers personally impacted by COVID-19 and Driver reimbursement for their cost of purchasing personal protective equipment. These COVID-19 response initiatives are recorded as a reduction to revenue.
Limitations of Non-GAAP Financial Measures and Adjusted Net Revenue Reconciliation
Adjusted Net Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for revenue prepared in accordance with GAAP. The following tables present reconciliations of Adjusted Net Revenue, Mobility Adjusted Net Revenue and Delivery Adjusted Net Revenue to the most directly comparable GAAP financial measures for each of the periods indicated. Freight Adjusted Net Revenue, ATG and Other Technology Programs Adjusted Net Revenue and Other Bets Adjusted Net Revenue (prior to the second quarter of 2020) are equal to GAAP net revenue in all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2020	2019	2020

Adjusted Net Revenue reconciliation:
Revenue	$3,166	$2,241	$6,265	$5,784
Deduct:
Excess Driver incentives	(263)	(328)	(566)	(623)
Driver referrals	(30)	(1)	(65)	(12)
Add:
COVID-19 response initiatives	—	6	—	25
Adjusted Net Revenue	$2,873	$1,918	$5,634	$5,174

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2020	2019	2020

Mobility Adjusted Net Revenue reconciliation:
Mobility revenue	$2,376	$790	$4,794	$3,260
Deduct:
Excess Driver incentives	(10)	(2)	(22)	(5)
Driver referrals	(25)	(1)	(54)	(10)
Add:
COVID-19 response initiatives	—	6	—	23
Mobility Adjusted Net Revenue	$2,341	$793	$4,718	$3,268

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2020	2019	2020

Delivery Adjusted Net Revenue reconciliation:
Delivery revenue	$595	$1,211	$1,131	$2,030
Deduct:
Excess Driver incentives	(253)	(326)	(544)	(618)
Driver referrals	(5)	—	(11)	(2)
Add:
COVID-19 response initiatives	—	—	—	2
Delivery Adjusted Net Revenue	$337	$885	$576	$1,412
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), excluding (i) income (loss) from discontinued operations, net of income taxes, (ii) net income (loss) attributable to non-controlling interests, net of tax, (iii) provision for (benefit from) income taxes, (iv) income (loss) from equity method investments, (v) interest expense, (vi) other income (expense), net, (vii) depreciation and amortization, (viii) stock-based compensation expense, (ix) certain legal, tax, and regulatory reserve changes and settlements, (x) goodwill and asset impairments/loss on sale of assets, (xi) acquisition and financing related expenses, (xii) restructuring and related charges and (xiii) other items not indicative of our ongoing operating performance, including COVID-19 response initiatives related payments for financial assistance to Drivers personally impacted by COVID-19, the cost of personal protective equipment distributed to Drivers, Driver reimbursement for their cost of purchasing personal protective equipment, the costs related to free rides and food deliveries to healthcare workers, seniors, and others in need as well as charitable donations.
We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and certain variable charges. To help our board, management and investors assess the impact of COVID-19 pandemic on our results of operations, we are excluding the impacts of COVID-19 response initiatives related payments for financial assistance to Drivers personally impacted by COVID-19, the cost of personal protective equipment distributed to Drivers, Driver reimbursement for their cost of purchasing personal protective equipment, the costs related to free rides and food deliveries to healthcare workers, seniors, and others in need as well as charitable donations from Adjusted EBITDA. Our board and management find the exclusion of the impact of these COVID-19 response initiatives from Adjusted EBITDA to be useful because it allows us and our investors to assess the impact of these response initiatives on our results of operations.
COVID-19 Response Initiatives
To support those whose earning opportunities have been depressed as a result of COVID-19, as well as communities hit hard by the pandemic, we have announced and implemented several initiatives, including, in particular, payments for financial assistance to Drivers personally impacted by COVID-19, the cost of personal protective equipment distributed to Drivers, Driver reimbursement for their cost of purchasing personal protective equipment, the costs related to free rides and food deliveries to healthcare workers, seniors, and others in need as well as charitable donations. The payments for financial assistance to Drivers personally impacted by COVID-19 and Driver reimbursement for their cost of purchasing personal protective equipment are recorded as a reduction to revenue. The cost of personal protective equipment distributed to Drivers, the costs related to free rides and food deliveries to healthcare workers, seniors, and others in need as well as charitable donations are recorded as an expense in our costs and expenses.
Limitations of Non-GAAP Financial Measures and Adjusted EBITDA Reconciliation
Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:
•Adjusted EBITDA excludes certain recurring, non-cash charges, such as depreciation of property and equipment and amortization of intangible assets, and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect all cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;
•Adjusted EBITDA excludes certain restructuring and related charges, part of which may be settled in cash;
•Adjusted EBITDA excludes other items not indicative of our ongoing operating performance, including COVID-19 response initiatives related payments for financial assistance to Drivers personally impacted by COVID-19, the cost of personal protective equipment distributed to Drivers, Driver reimbursement for their cost of purchasing personal protective equipment, the costs related to free rides and food deliveries to healthcare workers, seniors, and others in need as well as charitable donations;
•Adjusted EBITDA does not reflect period-to-period changes in taxes, income tax expense or the cash necessary to pay income taxes;
•Adjusted EBITDA does not reflect the components of other income (expense), net, which primarily includes interest income, foreign currency exchange gains (losses), net, gain (loss) on business divestitures, net, unrealized gain (loss) on debt and equity securities, net, impairment of debt and equity securities, change in fair value of embedded derivatives, gain on extinguishment of convertible notes and settlement of derivatives, and other; and
•Adjusted EBITDA excludes certain legal, tax, and regulatory reserve changes and settlements that may reduce cash available to us.

 The following table presents a reconciliation of net loss attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2020	2019	2020

Adjusted EBITDA reconciliation:
Net loss attributable to Uber Technologies, Inc.	$(5,236)	$(1,775)	$(6,248)	$(4,711)
Add (deduct):
Net loss attributable to non-controlling interests, net of tax	(10)	3	(14)	(7)
Provision for (benefit from) income taxes	(2)	4	17	(238)
Loss from equity method investments	10	7	16	19
Interest expense	151	110	368	228
Other (income) expense, net	(398)	44	(658)	1,839
Depreciation and amortization	123	129	269	257
Stock-based compensation expense	3,941	131	3,952	408
Legal, tax, and regulatory reserve changes and settlements	380	38	380	57
Driver appreciation award	299	—	299	—
Payroll tax on IPO stock-based compensation	86	—	86	—
Goodwill and asset impairments/loss on sale of assets	—	16	8	209
Uber Eats India transaction and related costs	—	—	—	10
JUMP transaction and related costs	—	19	—	19
COVID-19 response initiatives	—	48	—	72
Loss on lease terminations	—	7	—	7
Restructuring and related charges	—	382	—	382
Adjusted EBITDA	$(656)	$(837)	$(1,525)	$(1,449)
Adjusted EBITDA Margin as a Percentage of ANR
We define Adjusted EBITDA margin as a percentage of ANR as Adjusted EBITDA divided by Adjusted Net Revenue. Segment Adjusted EBITDA margin as a percentage of ANR is segment Adjusted EBITDA divided by segment Adjusted Net Revenue.
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

Liquidity and Capital Resources

	Six Months Ended June 30,
(In millions)	2019	2020

Net cash used in operating activities	$(1,644)	$(1,534)
Net cash provided by (used in) investing activities	50	(2,312)
Net cash provided by financing activities	7,029	55
Operating Activities
Net cash used in operating activities was $1.5 billion for the six months ended June 30, 2020, primarily consisting of $4.7 billion of net loss, adjusted for certain non-cash items, which primarily included $1.9 billion in impairment of debt and equity securities and $408 million of stock-based compensation expense as well as a $398 million decrease in cash consumed by working capital primarily driven by a decrease in our accounts receivable.
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
Investing Activities
Net cash used in investing activities was $2.3 billion for the six months ended June 30, 2020, primarily consisting of $1.3 billion in acquisition of business, net of cash acquired, $1.0 billion in purchases of marketable securities and $362 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $422 million.
Net cash provided by investing activities was $50 million for the six months ended June 30, 2019, primarily consisting of $293 million in proceeds from business disposal, net of cash divested, partially offset by $277 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $55 million for the six months ended June 30, 2020, primarily consisting of $992 million of issuance of senior notes, net of issuance costs, partially offset by $891 million of principal repayment on Careem Notes.
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
Other Information
As of June 30, 2020, $1.2 billion of our $6.8 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of June 30, 2020, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity during the COVID-19 pandemic. As the circumstances around the COVID-19 pandemic remain uncertain, we continue to actively monitor the pandemic's impact to us worldwide including our financial position, liquidity, results of operations and cash flows.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations
As of January 2, 2020, we committed to issue convertible notes in connection with the acquisition of Careem which remains in effect as of June 30, 2020. Refer to Note 8 – Supplemental Financial Statement Information in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
As of June 30, 2020, there have been no other material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Recent Accounting Pronouncements
See Note 1 – Description of Business and Summary of Significant Accounting Policies, in the notes to the condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $192 million as of June 30, 2020.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $12.1 billion and $8.1 billion as of December 31, 2019 and June 30, 2020, respectively. Marketable debt securities classified as short-term investments totaled $1.0 billion as of June 30, 2020. Our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Our investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results or the fair value of our marketable debt securities portfolio.
We have significant risk related to the carrying amounts of investments in other companies, including our minority-owned affiliates, compared to their fair value, as all of our investments are currently in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. As of June 30, 2020, the carrying value of our investments was $9.9 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 13 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 13 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended June 30, 2020 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 13 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•AB5 Lawsuits and Governmental Inquiries
•State Unemployment Tax Proceedings
•Google v. Levandowski; Google v. Levandowski & Ron
•Aslam, Farrar, Hoy and Mithu v. Uber B.V., Uber Britannia Ltd. and Uber London Ltd.
Legal Proceedings That Are Not Described in Note 13 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 13 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended June 30, 2020 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In an attempt to limit the spread of the virus, various governmental restrictions, including the declaration of a federal National Emergency, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the demand for our Mobility offerings globally, and affecting travel behavior and demand. In addition, in San Francisco, an emergency order was issued that requires us to cap fees charged to restaurants on Eats. Furthermore, to support social distancing, we have temporarily suspended UberPOOL, our shared rides offering, globally.
In addition, we announced and implemented several COVID-related initiatives during the first quarter of 2020, including a financial assistance program for Drivers, as well as a commitment to provide 10 million free rides and food deliveries to healthcare workers, seniors, and others in need.
Furthermore, as a result of the COVID-19 pandemic, we asked that all employees who are able to do so work remotely, and while we have since re-opened certain offices, it is possible that continued widespread remote work arrangements could have a negative impact on our operations, the execution of our business plans, and productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, cybersecurity and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
In addition, in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business, we recently announced reductions in workforce of approximately 6,700 full-time employee roles.
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
The COVID-19 pandemic has adversely affected our near-term financial results and may adversely impact our long-term financial results, which has required and may continue to require significant actions in response, including but not limited to, additional reductions in workforce and certain changes to pricing models of our offerings, all in an effort to mitigate such impacts. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict with precision the pandemic’s cumulative and ultimate impact on our future business operations, liquidity, financial condition, and results of operations. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak and any future “waves” of the outbreak, both globally and within the United States, the impact on capital and financial markets, foreign currencies exchange, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted. Moreover, even after shelter at home orders and travel advisories are lifted, demand for our Rides offering may remain weak for a significant length of time and we cannot predict when and if our Rides offering will return to pre-COVID-19 demand levels. In addition, we cannot predict the impact the COVID-19 pandemic will have on our business partners and third party vendors, and we may be adversely impacted as a result of the adverse impact our business partners and third parties vendors suffer. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial markets, which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial performance and condition, and results of operation.
The mobility, delivery, and logistics industries are highly competitive, with well-established and low-cost alternatives that have been available for decades, low barriers to entry, low switching costs, and well-capitalized competitors in nearly every major geographic region. If we are unable to compete effectively in these industries, our business and financial prospects would be adversely impacted.
Our platform provides offerings in the mobility, delivery, and logistics industries. We compete on a global basis, and the markets in which we compete are highly fragmented. We face significant competition in each of the mobility, delivery, and logistics industries globally from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants given the low barriers to entry that characterize these industries. In addition, within each of these markets, the cost to switch between products is low. Consumers have a propensity to shift to the lowest-cost or highest-quality provider; Drivers have a propensity to shift to the platform with the highest earnings potential; restaurants have a propensity to shift to the delivery platform that offers the lowest service fee for their meals and provides the highest volume of orders; and shippers and carriers have a propensity to shift to the platform with the best price and most convenient service for hauling shipments.
Further, while we work to expand globally and introduce new products and offerings across a range of industries, many of our competitors remain focused on a limited number of products or on a narrow geographic scope, allowing them to develop specialized expertise and employ resources in a more targeted manner than we do. As we and our competitors introduce new products and offerings, and as existing products evolve, we expect to become subject to additional competition. In addition, our competitors may adopt certain of our product features, or may adopt innovations that Drivers, consumers, merchants, shippers, and carriers value more highly than ours, which would render our products less attractive or reduce our ability to differentiate our products. Increased competition could result in, among other things, a reduction of the revenue we generate from the use of our platform, the number of platform users, the frequency of use of our platform, and our margins.
We face competition in each of our offerings, including:
◦Mobility. Our Rides offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, and livery services. In addition, public transportation can be a superior substitute to our Rides offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned affiliates, for Drivers and riders, including Lyft, OLA, Didi, Taxify, and our Yandex.Taxi joint venture.
•Delivery. Our Eats offering competes with numerous companies in the meal delivery space in various regions for Drivers, consumers, and restaurants, including GrubHub, DoorDash, Deliveroo, Glovo, Rappi, iFoods, Delivery Hero, Just Eat, Takeaway.com, Postmates and Amazon. Our Eats offering also competes with restaurants, including those that offer their own delivery and/or take-away (such as Domino’s), meal kit delivery services, grocery delivery services, and traditional grocers.
•Freight. Our Freight offering competes with global and North American freight brokers such as C.H. Robinson, Total Quality Logistics, XPO Logistics, Convoy, Echo Global Logistics, Coyote, Transfix, DHL, and NEXT Trucking.
•ATG and Other Technology Programs. Our ATG and Other Technology Programs segment competes with OEMs and other technology companies in the development of autonomous vehicle technologies and the deployment of autonomous vehicles, including Waymo, Cruise Automation, Tesla, Apple, Zoox (which Amazon has announced it will acquire), Aptiv, Aurora, and Nuro.
In May, 2020, we entered into a commercial partnership with Lime, through which we compete for riders in the bike and scooter space, including Motivate (an affiliate of Lyft), Bird, and Skip.
Many of our competitors are well-capitalized and offer discounted services, Driver incentives, consumer discounts and promotions, innovative products and offerings, and alternative pricing models, which may be more attractive to consumers than those that we offer. Further, some of our current or potential competitors have, and may in the future continue to have, greater resources and access to larger Driver, consumer, merchant, shipper, or carrier bases in a particular geographic market. In addition, our competitors in certain geographic markets enjoy substantial competitive advantages such as greater brand recognition, longer operating histories, larger marketing budgets, better localized knowledge, and more supportive regulatory regimes. As a result, such competitors may be able to respond more quickly and effectively than us in such markets to new or changing opportunities, technologies, consumer preferences, regulations, or standards, which may render our products or offerings less attractive. In addition, future competitors may share in the effective benefit of any regulatory or governmental approvals and litigation victories we may achieve, without having to incur the costs we have incurred to obtain such benefits.
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
Additionally, if we are unable to obtain regulatory approval of our acquisitions, we may not ultimately consummate the transaction in such jurisdictions where antitrust approval is not obtained. Further, in all or such jurisdictions where antitrust approval has not been granted, we may be required to divest all or part of our of the target company’s operations. Any such divestiture could bring additional competition to these markets.
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
The markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. Moreover, certain of our stockholders, including SoftBank (our largest stockholder), have made substantial investments in certain of our competitors and may increase such investments, make new investments in other competitors, or enter into strategic transactions with competitors in the future. These investments or strategic transactions, along with other competitive advantages discussed above, may allow our competitors to compete more effectively against us and continue to lower their prices, offer Driver incentives or consumer discounts and promotions, or otherwise attract Drivers, consumers, merchants, shippers, and carriers to their platform and away from ours. Such competitive pressures may lead us to maintain or lower fares or service fees or maintain or increase our Driver incentives and consumer discounts and promotions. Ridesharing and other categories in which we compete are nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to achieve profitability.
We have incurred significant losses since inception, including in the United States and other major markets. We expect our operating expenses to increase significantly in the foreseeable future, and we may not achieve profitability.
We have incurred significant losses since inception. We incurred operating losses of $3.0 billion and $8.6 billion in the years ended December 31, 2018 and 2019, and as of June 30, 2020, we had an accumulated deficit of $21.1 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We anticipate that we will continue to incur losses in the near term as a result of expected substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; invest in ATG and Other Technology Programs; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Eats offering to grow the number of Eats consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem and may continue to incur significant operating losses in the Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
Our business would be adversely affected if Drivers were classified as employees.
The classification of Drivers is currently being challenged in courts, by legislators and by government agencies in the United States and abroad. We are involved in numerous legal proceedings globally, including putative class and collective class action lawsuits, demands for arbitration, charges and claims before administrative agencies, and investigations or audits by labor, social security, and tax authorities that claim that Drivers should be treated as our employees (or as workers or quasi-employees where those statuses exist), rather than as independent contractors. We believe that Drivers are independent contractors because, among other things, they can choose whether, when, and where to provide services on our platform, are free to provide services on our competitors’ platforms, and provide a vehicle to perform services on our platform. Nevertheless, we may not be successful in defending the classification of Drivers in some or all jurisdictions. Furthermore, the costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) relating to the classification of Drivers could be material to our business. For example, in 2020, we paid $20 million (pursuant to a settlement agreement entered into in 2019) to settle class actions in which Drivers who contracted with us in California and Massachusetts but with whom we had not entered into arbitration agreements, sought damages against us based on misclassification, among other claims.
In addition, more than 100,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements. Approximately $155 million has been paid as of June 30, 2020. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
Changes to foreign, state, and local laws governing the definition or classification of independent contractors, or judicial decisions regarding independent contractor classification, could require classification of Drivers as employees (or workers or quasi-employees where those statuses exist) and/or representation of Drivers by labor unions. For example, the California Supreme Court’s 2018 decision in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status in the context of California wage orders, was expanded and codified in California via Assembly Bill 5, which was signed into law in September 2019 and became effective as of January 1, 2020. Government authorities and private plaintiffs have brought litigation asserting that Assembly Bill 5 requires Drivers in California to be classified as employees. For example, in May 2020, the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint in San Francisco Superior Court against Uber and Lyft, alleging that drivers are misclassified, and seeks an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers. On August 6, 2020, following a hearing on the matter, the San Francisco Superior Court informed the parties that the Court would take the motions under submission and publish its order in the coming days. As another example, a lawsuit filed in California (Colopy v. Uber Technologies, Inc.) references Assembly Bill 5, and the plaintiff filed a motion for preliminary injunction requesting the court to reclassify him and others similarly situated as employees. The preliminary injunction was denied, but the plaintiff also seeks a permanent injunction. If we do not prevail in current litigation or similar actions that may be brought in the future, we may be required to treat Drivers in California as employees or make other changes to our business model in California. We face similar challenges in other jurisdictions. For example, in July 2020, the Massachusetts Attorney General filed a complaint against Uber and Lyft, alleging that drivers are misclassified, and seeks an injunction. If we do not prevail in our defense of such actions, we may be required to make changes to our business model in such jurisdictions. In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Policies and Estimates” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We cannot predict whether Assembly Bill 5, or legislation in other jurisdictions, may lead to similar legislation being enacted elsewhere. Although we have filed a ballot initiative in California with other companies to address Assembly Bill 5, we may be unsuccessful in our efforts and the measure may not pass. Other examples of recent judicial decisions relating to Driver classification include the Aslam, Farrar, Hoy and Mithu v. Uber B.V., et al. ruling by the Employment Appeal Tribunal in the United Kingdom that found that Drivers are workers (rather than self-employed), a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship, and a decision by the French Supreme Court that reclassified an UberX Driver as an employee. In Razak v. Uber Technologies, Inc., the Third Circuit Court of Appeals vacated and remanded a district court ruling that UberBLACK Drivers in Philadelphia are independent contractors and not employees. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees (or as workers or quasi-employees where those statuses exist), we would incur significant additional expenses for compensating Drivers, potentially including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and penalties. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business and financial condition.
If we are unable to attract or maintain a critical mass of Drivers, consumers, merchants, shippers, and carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users, and our financial results would be adversely impacted.
Our success in a given geographic market significantly depends on our ability to maintain or increase our network scale and liquidity in that geographic market by attracting Drivers, consumers, merchants, shippers, and carriers to our platform. If Drivers choose not to offer their services through our platform, or elect to offer them through a competitor’s platform, we may lack a sufficient supply of Drivers to attract consumers and merchants to our platform. We have experienced and expect to continue to experience Driver supply constraints in most geographic markets in which we operate. To the extent that we experience Driver supply constraints in a given market, we may need to increase or may not be able to reduce the Driver incentives that we offer without adversely affecting the liquidity network effect that we experience in that market. Similarly, if carriers choose not to offer their services through our platform or elect to use other freight brokers, we may lack a sufficient supply of carriers in specific geographic markets to attract shippers to our platform. Furthermore, if restaurants choose to partner with other meal delivery services in a specific geographic market, or if merchants choose to engage exclusively with our competitors, other merchant marketing websites, or other delivery services, we may lack a sufficient variety and supply of restaurant options, or lack access to the most popular restaurants, such that our Eats offering will become less appealing to consumers and restaurants. A significant amount of our Delivery Gross Bookings come from a limited number of large restaurant groups, and this concentration increases the risk of fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant restaurant partners. If platform users choose to use other ridesharing, meal delivery, or logistics services, we may lack sufficient opportunities for Drivers to earn a fare, carriers to book a shipment, or restaurants to provide a meal, which may reduce the perceived utility of our platform. An insufficient supply of platform users would decrease our network liquidity and adversely affect our revenue and financial results. Although we may benefit from having larger network scale and liquidity than some competitors, those network effects may not result in competitive advantages or may be overcome by smaller competitors. Maintaining a balance between supply and demand for rides in any given area at any given time and our ability to execute operationally may be more important to service quality than the absolute size of the network. If our service quality diminishes or our competitors’ products achieve greater market adoption, our competitors may be able to grow at a quicker rate than we do and may diminish our network effect.
Our number of platform users may decline materially or fluctuate as a result of many factors, including, among other things, dissatisfaction with the operation of our platform, the price of fares, meals, and shipments (including a reduction in incentives), dissatisfaction with the quality of service provided by the Drivers and merchants on our platform, quality of platform user support, dissatisfaction with the restaurant selection on Eats, negative publicity related to our brand, including as a result of safety incidents and corporate reporting related to safety, perceived political or geopolitical affiliations, a pandemic or an outbreak of disease or similar public health concern, such as the current COVID-19 pandemic, or fear of such an event, treatment of Drivers, perception of a toxic work culture, perception that our culture has not fundamentally changed, dissatisfaction with changes we make to our products and offerings, or dissatisfaction with our products and offerings in general. For example, in January 2017, a backlash against us in response to accusations that we intended to profit from a protest against an executive order banning certain refugees and immigrants from entering the United States spurred #DeleteUber, a social media campaign that encouraged platform users to delete our app and cease use of our platform. As a result of the #DeleteUber campaign, hundreds of thousands of consumers stopped using our platform within days of the campaign. In addition, if we are unable to provide high-quality support to platform users or respond to reported incidents, including safety incidents, in a timely and acceptable manner, our ability to attract and retain platform users could be adversely affected. If Drivers, consumers, merchants, shippers, and carriers do not establish or maintain active accounts with us, if a campaign similar to #DeleteUber occurs, if we fail to provide high-quality support, or if we cannot otherwise attract and retain a large number of Drivers, consumers, merchants, shippers, and carriers, our revenue would decline, and our business would suffer.
The number of Drivers and merchants on our platform could decline or fluctuate as a result of a number of factors, including Drivers ceasing to provide their services through our platform, passage or enforcement of local laws limiting our products and offerings, the low switching costs between competitor platforms or services, and dissatisfaction with our brand or reputation, pricing models (including potential reductions in incentives), ability to prevent safety incidents, or other aspects of our business. While we aim to provide an earnings opportunity comparable to that available in retail, wholesale, or merchant services or other similar work, we continue to experience dissatisfaction with our platform from a significant number of Drivers. In particular, as we aim to reduce Driver incentives to improve our financial performance, we expect Driver dissatisfaction will generally increase.
Often, we are forced to make tradeoffs between the satisfaction of various platform users, as a change that one category of users views as positive will likely be viewed as negative to another category of users. We also take certain measures to protect against fraud, help increase safety, and prevent privacy and security breaches, including terminating access to our platform for users with low ratings or reported incidents, and imposing certain qualifications for Drivers and merchants, which may damage our relationships with platform users or discourage or diminish their use of our platform. Further, we are investing in our autonomous vehicle strategy, which may add to Driver dissatisfaction over time, as it may reduce the need for Drivers. Driver dissatisfaction has in the past resulted in protests by Drivers in various regions, including India, the United Kingdom, and the United States. Such protests have resulted, and any future protests may result, in interruptions to our business. Continued Driver dissatisfaction may also result in a decline in our number of platform users, which would reduce our network liquidity, and which in turn may cause a further decline in platform usage. Any decline in the number of Drivers, consumers, merchants, shippers, or carriers using our platform would reduce the value of our network and would harm our future operating results.
In addition, changes in Driver qualification and background-check requirements may increase our costs and reduce our ability to onboard additional Drivers to our platform. Our Driver qualification and background check process varies by jurisdiction, and there have been allegations, including from regulators, legislators, prosecutors, taxicab owners, and consumers, that our background check process is insufficient or inadequate. With respect to Drivers who are only eligible to make deliveries through Delivery, our qualification and background check standards are generally less extensive than the standards for Drivers who are eligible to provide rides through our Mobility products. Legislators and regulators may pass laws or adopt regulations in the future requiring Drivers to undergo a materially different type of qualification, screening, or background check process, or that limit our ability to access information used in the background check process in an efficient manner, which could be costly and time-consuming. Required changes in the qualification, screening, and background check process (including, with respect to our acquisition of Careem, any changes to such processes of Careem) could also reduce the number of Drivers in those markets or extend the time required to recruit new Drivers to our platform, which would adversely impact our business and growth. Furthermore, we rely on a single background-check provider in certain jurisdictions, and we may not be able to arrange for adequate background checks from a different provider on commercially reasonable terms or at all. The failure of this provider to provide background checks on a timely basis would result in our inability to onboard new Drivers or retain existing Drivers undergoing periodic background checks that are required to continue using our platform.
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
Our brand and reputation might also be harmed by events outside of our control. For example, we faced negative press related to suicides of taxi drivers in New York City reportedly related to the impact of ridesharing on the taxi cab industry. In addition, we have licensed our brand to Didi in China, to our Yandex.Taxi joint venture in Russia/CIS, and to Zomato in India, and while we have certain contractual protections in place governing the use of our brand by these companies, we do not control these businesses, we are not able to anticipate their actions, and consumers may not be aware that these service providers are not controlled by us. Furthermore, if Drivers, merchants, or carriers provide diminished quality of service, are involved in incidents regarding safety or privacy, engage in malfeasance, or otherwise violate the law, we may receive unfavorable press coverage and our reputation and business may be harmed. As a result, any of these third parties could take actions that result in harm to our brand, reputation, and consequently our business.
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
Our workforce and operations have grown substantially since our inception and we have implemented several reductions in workforce in 2019 and 2020. If we are unable to optimize our organizational structure or effectively manage our growth or any reductions in workforce, our financial performance and future prospects will be adversely affected.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 22,400 global employees as of June 30, 2020, of whom approximately 12,400 were located outside the United States. We expect the total number of our employees located outside the United States to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated system disruptions, slow response times, or poor experiences for Drivers, consumers, merchants, shippers, and carriers. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we will be required to commit substantial financial, operational, and technical resources. In particular, we will need to improve our transaction processing and reporting, operational, and financial systems, procedures, and controls. For example, due to our significant growth, especially with respect to our high-growth emerging offerings like Eats and Freight, we face challenges in timely and appropriately designing controls in response to evolving risks of material misstatement. These improvements will be particularly challenging when we acquire new businesses with different systems, such as Careem, Routematch, Cornershop and our proposed acquisition of Postmates. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, or if our operational technology is insufficient to reliably service Drivers, consumers, merchants, shippers, or carriers, platform user satisfaction will be adversely affected and may cause platform users to switch to our competitors’ platforms, which would adversely affect our business, financial condition, and operating results.
Our organizational structure is complex and will continue to grow as we add additional Drivers, consumers, merchants, carriers, shippers, employees, products and offerings, and technologies, and as we continue to expand globally. We will need to improve our operational, financial, and management controls as well as our reporting systems and procedures to support the growth of our organizational structure. We will require capital and management resources to grow and mature in these areas. If we are unable to effectively manage the growth of our business, the quality of our platform may suffer, and we may be unable to address competitive challenges, which would adversely affect our overall business, operations, and financial condition.

If platform users engage in, or are subject to, criminal, violent, inappropriate, or dangerous activity that results in major safety incidents, our ability to attract and retain Drivers, consumers, merchants, shippers, and carriers may be harmed, which could have an adverse impact on our reputation, business, financial condition, and operating results.
We are not able to control or predict the actions of platform users and third parties, either during their use of our platform or otherwise, and we may be unable to protect or provide a safe environment for Drivers and consumers as a result of certain actions by Drivers, consumers, merchants, carriers, and third parties. Such actions may result in injuries, property damage, or loss of life for consumers and third parties, or business interruption, brand and reputational damage, or significant liabilities for us. Although we administer certain qualification processes for users of our platform, including background checks on Drivers through third-party service providers, these qualification processes and background checks may not expose all potentially relevant information and are limited in certain jurisdictions according to national and local laws, and our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. Further, the qualification and background check standards for Eats Delivery People are generally less extensive than those conducted for Mobility Drivers. In addition, we do not independently test Drivers’ driving skills. Consequently, we expect to continue to receive complaints from riders and other consumers, as well as actual or threatened legal action against us related to Driver conduct. We have also faced civil litigation alleging, among other things, inadequate Driver qualification processes and background checks, and general misrepresentations regarding the safety of our platform.
If Drivers or carriers, or individuals impersonating Drivers or carriers, engage in criminal activity, misconduct, or inappropriate conduct or use our platform as a conduit for criminal activity, consumers and shippers may not consider our products and offerings safe, and we may receive negative press coverage as a result of our business relationship with such Driver or carrier, which would adversely impact our brand, reputation, and business. There have been numerous incidents and allegations worldwide of Drivers, or individuals impersonating Drivers, sexually assaulting, abusing, kidnapping and/or fatally injuring consumers, or otherwise engaging in criminal activity while using our platform or claiming to use our platform. Furthermore, if consumers engage in criminal activity or misconduct while using our platform, Drivers and merchants may be unwilling to continue using our platform. In addition, certain regions where we operate have high rates of violent crime, which has impacted Drivers and consumers in those regions. For example, in Latin America, there have been numerous and increasing reports of Drivers and consumers being victimized by violent crime, such as armed robbery, violent assault, and rape, while taking or providing a trip on our platform. If other criminal, inappropriate, or other negative incidents occur due to the conduct of platform users or third parties, our ability to attract platform users may be harmed, and our business and financial results could be adversely affected.
Public reporting or disclosure of reported safety information, including information about safety incidents reportedly occurring on or related to our platform, whether generated by us or third parties such as media or regulators, may adversely impact our business and financial results.
Further, we may be subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by Drivers, consumers, or third parties while using our platform, or even when Drivers, consumers, or third parties are not actively using our platform. On a smaller scale, we may face litigation related to claims by Drivers for the actions of consumers or third parties. Our auto liability and general liability insurance policies may not cover all potential claims to which we are exposed, and may not be adequate to indemnify us for all liability. These incidents may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, operating results, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them. As we expand our products and offerings, such as Freight, this insurance risk will grow.
We are making substantial investments in new offerings and technologies, and expect to increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.
We have made substantial investments to develop new offerings and technologies, including autonomous vehicle technologies, Freight, and Uber Elevate, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and offerings. For example, we believe that autonomous vehicles will be an important part of our offerings over the long term, and in 2019, we incurred approximately $960 million of research and development expenses for our ATG and Other Technology Programs initiatives. We expect to increase our investments in these new initiatives in the near term. Additionally, we plan to invest significant resources to develop and expand new offerings and technologies in the markets in which Careem operates. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because such offerings and technologies are new, they will likely involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges, and other risks, some of which we do not currently anticipate. For example, we discontinued certain products, such as Xchange Leasing, our vehicle leasing business in the United States because we failed to operate it efficiently.
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
As of June 30, 2020, we operated in 69 countries, and markets outside the United States accounted for approximately 76% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local competitors. For example, in January 2020, we completed our acquisition of Careem in jurisdictions where we have received regulatory approval and in March 2019, we announced the expansion of our Freight offering into Europe, and in October 2019, we announced a majority investment in Cornershop, a provider of online grocery delivery in Mexico and Chile, and closed such investment as to Chile in July 2020. Such investments may not be successful and may negatively affect our operating results.
Conducting our business internationally, particularly in countries in which we have limited experience, subjects us to risks that we do not face to the same degree in the United States. These risks include, among others:
•operational and compliance challenges caused by distance, language, and cultural differences;
•the resources required to localize our business, which requires the translation of our mobile app and website into foreign languages and the adaptation of our operations to local practices, laws, and regulations and any changes in such practices, laws, and regulations;
•laws and regulations more restrictive than those in the United States, including laws governing competition, pricing, payment methods, Internet activities, transportation services (such as taxis and vehicles for hire), transportation network companies (such as ridesharing), logistics services, payment processing and payment gateways, real estate tenancy laws, tax and social security laws, employment and labor laws, driver screening and background checks, licensing regulations, email messaging, privacy, location services, collection, use, processing, or sharing of personal information, ownership of intellectual property, and other activities important to our business;
•competition with companies or other services (such as taxis or vehicles for hire) that understand local markets better than we do, that have pre-existing relationships with potential platform users in those markets, or that are favored by government or regulatory authorities in those markets;
•differing levels of social acceptance of our brand, products, and offerings;
•differing levels of technological compatibility with our platform;
•exposure to business cultures in which improper business practices may be prevalent;
•legal uncertainty regarding our liability for the actions of platform users and third parties, including uncertainty resulting from unique local laws or a lack of clear legal precedent;
•difficulties in managing, growing, and staffing international operations, including in countries in which foreign employees may become part of labor unions, employee representative bodies, or collective bargaining agreements, and challenges relating to work stoppages or slowdowns;
•fluctuations in currency exchange rates;
•managing operations in markets in which cash transactions are favored over credit or debit cards;
•regulations governing the control of local currencies that impact our ability to collect fares on behalf of Drivers and remit those funds to Drivers in the same currencies, as well as higher levels of credit risk and payment fraud;
•adverse tax consequences, including the complexities of foreign value added tax systems, and restrictions on the repatriation of earnings;
•increased financial accounting and reporting burdens, and complexities associated with implementing and maintaining adequate internal controls;

•difficulties in implementing and maintaining the financial systems and processes needed to enable compliance across multiple offerings and jurisdictions;
•import and export restrictions and changes in trade regulation;
•political, social, and economic instability abroad, terrorist attacks and security concerns in general, and societal crime conditions that can directly impact platform users;
•public health concerns or emergencies, such as the current COVID-19 pandemic and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate; and
•reduced or varied protection for intellectual property rights in some markets.
These risks could adversely affect our international operations, which could in turn adversely affect our business, financial condition, and operating results.
We have limited influence over our minority-owned affiliates, which subjects us to substantial risks, including potential loss of value.
Our growth strategy has included the restructuring of our business and assets in certain jurisdictions by partnering with and investing in local ridesharing and meal delivery companies to participate in those markets rather than operate in those markets independently. As a result, a significant portion of our assets includes minority ownership positions in each of Didi, Grab, our Yandex.Taxi joint venture and Zomato. Each of Didi, Grab and our Yandex.Taxi joint venture operates ridesharing, meal delivery, and related logistics businesses in their respective primary markets in China, Southeast Asia, Russia/CIS, and Zomato operates a meal delivery business in India. Additionally, in May 2020, we divested certain assets of our e-bikes and e-scooters business to Lime, an e-bikes and e-scooters business, and acquired a minority ownership position in Lime.
Our ownership in these entities involves significant risks that are outside our control. We are not represented on the management team or board of directors of Didi or Zomato, and therefore we do not participate in the day-to-day management of Didi or Zomato or the actions taken by the board of directors of Didi and Zomato. We are not represented on the management teams of Grab or our Yandex.Taxi joint venture, and therefore do not participate in the day-to-day management of Grab or our Yandex.Taxi joint venture. Although we are represented on each of the boards of directors of Grab, our Yandex.Taxi joint venture and Lime, we do not have a controlling influence on those boards, other than with respect to certain approval rights over material corporate actions. As a result, the boards of directors or management teams of these companies may make decisions or take actions with which we disagree or that may be harmful to the value of our ownership in these companies. Additionally, these companies have expanded their offerings, and we expect them to continue to expand their offerings in the future, to compete with us in various markets throughout the world such as in certain countries in Latin America and in Australia where we compete with Didi and certain countries in Europe where we compete with our Yandex.Taxi joint venture. While this could enhance the value of our ownership interest in these companies, our business, financial condition, operating results, and prospects would be adversely affected by such expansion into markets in which we operate.
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
Our Gross Bookings, revenue, and Adjusted Net Revenue growth rates (in particular with respect to our Ridesharing products) have slowed in recent periods, and we expect that they will continue to slow in the future. We believe that our growth depends on a number of factors, including the duration and severity of the COVID-19 pandemic and our ability to:
•grow supply and demand on our platform;
•increase existing platform users’ activity on our platform;
•continue to introduce our platform to new markets;
•provide high-quality support to Drivers, consumers, merchants, shippers, and carriers;
•expand our business and increase our market share and category position;
•compete with the products and offerings of, and pricing and incentives offered by, our competitors;
•develop new products, offerings, and technologies;
•identify and acquire or invest in businesses, products, offerings, or technologies that we believe could complement or expand our platform;
•penetrate suburban and rural areas and increase the number of rides taken on our platform outside metropolitan areas;
•reduce the costs of our Rides offering to better compete with personal vehicle ownership and usage and other low-cost alternatives like public transportation, which in many cases can be faster or cheaper than any other form of transportation;
•maintain existing local regulations in key markets where we operate;
•enter or expand operations in some of the key countries in which we are currently limited by local regulations, such as Argentina, Germany, Italy, Japan, South Korea, and Spain; and
•increase positive perception of our brand.
We may not successfully accomplish any of these objectives. A softening of Driver, consumer, merchant, shipper, or carrier demand, whether caused by changes in the preferences of such parties, failure to maintain our brand, changes in the U.S. or global economies, licensing fees in various jurisdictions, competition, or other factors, may result in decreased revenue or growth and our financial results and future prospects would be adversely impacted. We expect to continue to incur significant expenses, and if we cannot increase our revenue at a faster rate than the increase in our expenses, we will not achieve profitability.
We generate a significant percentage of our Gross Bookings from trips in large metropolitan areas and trips to and from airports. If our operations in large metropolitan areas or ability to provide trips to and from airports are negatively affected, our financial results and future prospects would be adversely impacted.
In 2019, we derived 23% of our Mobility Gross Bookings from five metropolitan areas—Chicago, Los Angeles, New York City, and the San Francisco Bay Area in the United States; and London in the United Kingdom. We experience greater competition in large metropolitan areas than we do in other markets in which we operate, which has led us to offer significant Driver incentives and consumer discounts and promotions in these large metropolitan areas. As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these large metropolitan areas. An economic downturn, increased competition, or regulatory obstacles in any of these key metropolitan areas would adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business. Furthermore, if we are unable to renew existing licenses or do not receive new licenses in key metropolitan areas where we operate or such licenses are terminated, any inability to operate in such metropolitan area, as well as the publicity concerning any such termination or non-renewal, could adversely affect our business, financial condition, and operating results. For example, Transport for London (“TfL”) denied our application for a new license on November 25, 2019. We are continuing operations in London, while we have appealed this decision and expect a hearing in Westminster Magistrates Court in September 2020. If we are not granted a new license, any inability to operate in London could adversely affect our business, financial condition and operating results.
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
In 2019, we generated 15% of our Mobility Gross Bookings from trips that either started or were completed at an airport. As a result of this concentration, our operating results are susceptible to existing regulations and regulatory changes that impact the ability of drivers using our platform to provide trips to and from airports. In addition, as a result of the COVID-19 pandemic, travel behavior has changed and airline travel has slowed, reducing the demand for Rides to and from airports. Certain airports currently regulate ridesharing within airport boundaries, including by mandating that ridesharing service providers obtain airport-specific licenses, and some airports, particularly those outside the United States, have banned ridesharing operations altogether. Despite such bans, some Drivers continue to provide Rides services, including trips to and from airports, despite lacking the requisite permits. Such actions may result in the imposition of fines or sanctions, including further bans on our ability to operate within airport boundaries, against us or Drivers. Additional bans on our airport operations, or any permitting requirements or instances of non-compliance by Drivers, would significantly disrupt our operations. In addition, if drop-offs or pick-ups of riders become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, the number of Drivers or consumers could decrease, which would adversely affect our business, financial condition, and operating results. While we have entered into agreements with most major U.S. airports as well as certain airports outside the United States to allow the use of our platform within airport boundaries, we cannot guarantee that we will be able to renew such agreements on favorable terms if at all, and we may not be successful in negotiating similar agreements with airports in all jurisdictions.

If we fail to develop and successfully commercialize autonomous vehicle technologies or fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors, or are perceived as less safe than those of our competitors or non-autonomous vehicles, our financial performance and prospects would be adversely impacted.
We have invested, and we expect to continue to invest, substantial amounts in autonomous vehicle technologies. We believe that autonomous vehicle technologies may have the ability to meaningfully impact the industries in which we compete. While we believe that autonomous vehicles present substantial opportunities, the development of such technology is expensive and time-consuming and may not be successful. Several other companies, including Waymo, Cruise Automation, Tesla, Apple, Zoox (which Amazon announced it will acquire), Aptiv, Aurora, and Nuro, are also developing autonomous vehicle technologies, either alone or through collaborations with car manufacturers, and we expect that they will use such technology to further compete with us in the mobility, delivery, or logistics industries. We expect certain competitors to commercialize autonomous vehicle technologies at scale before we do. Waymo has already introduced a commercialized ridehailing fleet of autonomous vehicles, and it is possible that other of our competitors could introduce autonomous vehicle offerings earlier than we will. In the event that our competitors bring autonomous vehicles to market before we do, or their technology is or is perceived to be superior to ours, they may be able to leverage such technology to compete more effectively with us, which would adversely impact our financial performance and our prospects. For example, use of autonomous vehicles could substantially reduce the cost of providing ridesharing, delivery, or logistics services, which could allow competitors to offer such services at a substantially lower price as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our financial performance and prospects would be adversely impacted.
Autonomous vehicle technologies involve significant risks and liabilities. We conduct real-world testing of our autonomous vehicles, which currently includes at least one trained driver in the driver’s seat monitoring operations while the vehicle is in autonomous mode. In March 2018, one such test vehicle struck and killed a pedestrian in Tempe, Arizona. Following that incident, we voluntarily suspended public-road testing of our autonomous vehicles for several months. While we continue to implement and monitor a safety risk management system, we cannot assure you that such a system will prevent additional collisions involving our autonomous vehicles. We currently maintain governmental authorization to test vehicles in autonomous mode on public roads in Pennsylvania, and, in February 2020, were issued a permit to test autonomous vehicles on California public roads with a trained driver in the vehicle. Failures of our autonomous vehicle technologies or additional crashes involving autonomous vehicles using our technology could generate substantial liability for us, create negative publicity about us, or result in regulatory scrutiny, all of which would have an adverse effect on our reputation, brand, business, prospects, and operating results.
The development of our autonomous vehicle technologies is highly dependent on internally developed software, as well as on partnerships with third parties such as original equipment manufacturers (“OEMs”) and other suppliers, including Toyota and DENSO pursuant to the ATG Collaboration Agreement, and Volvo. We develop and integrate self-driving software into our autonomous vehicle technologies and work with OEMs and other suppliers to develop autonomous vehicle technology hardware. We partner with OEMs that will seek to manufacture vehicles capable of incorporating our autonomous vehicle technologies. The timely development and performance of our autonomous vehicle programs is dependent on the materials, cooperation, and quality delivered by our partners and suppliers. Our dependence on these relationships exposes us to the risk that components manufactured by OEMs or other suppliers could contain defects that would cause our autonomous vehicle technologies to not operate as intended. Further, reliance on these relationships exposes us to risks beyond our control, such as third-party software or manufacturing defects, which would substantially impair our ability to deploy autonomous vehicles. If our autonomous vehicle technologies were to contain design or manufacturing defects that caused such technology to not perform as expected, or if we were unable to deploy autonomous vehicles as a result of manufacturing delays by OEMs, our financial performance and our prospects could be harmed.
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
In 2019, SoftBank, Toyota, and DENSO invested an aggregate of $1.0 billion ($400 million from Toyota, $333 million from SoftBank, and $267 million from DENSO) in a newly formed corporate parent entity for ATG. We cannot assure you that the transaction will have the effects that we anticipate.
Our business depends on retaining and attracting high-quality personnel, and continued attrition, future attrition, or unsuccessful succession planning could adversely affect our business.
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. Challenges related to our culture and workplace practices and negative publicity we experience have in the past led to significant attrition and made it more difficult to attract high-quality employees. Future challenges related to our culture and workplace practices or additional negative publicity could lead to further attrition and difficulty attracting high-quality employees. In 2017, we experienced significant leadership changes, which disrupted our business and increased attrition among senior management and employees.
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
In addition, our failure to put in place adequate succession plans for senior and key management roles or the failure of key employees to successfully transition into new roles, for example, as a result of reductions in workforce and organizational changes that we recently implemented, could have an adverse effect on our business and operating results. The unexpected or abrupt departure of one or more of our key personnel and the failure to effectively transfer knowledge and effect smooth key personnel transitions has had and may in the future have an adverse effect on our business resulting from the loss of such person’s skills, knowledge of our business, and years of industry experience. If we cannot effectively manage leadership transitions and management changes in the future, our reputation and future business prospects could be adversely affected.
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
Our performance is subject to economic conditions and their impact on levels of discretionary consumer spending. Some of the factors that have an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected. In such circumstances, consumers may choose to use one of our lower price-point products, such as UberPOOL, over a higher Gross Bookings per Trip offering, may choose to forgo our offerings for lower-cost personal vehicle or public transportation alternatives, or may reduce total miles traveled as economic activity decreases. Such a shift in consumer behavior may reduce our network liquidity and may harm our business, financial condition, and operating results. Likewise, small businesses that do not have substantial resources, including many of the merchants in our network, tend to be more adversely affected by poor economic conditions than large businesses. Further, because spending for food purchases from restaurants is generally considered discretionary, any decline in consumer spending may have a disproportionate effect on our Eats offering. If spending at many of the merchants in our network declines, or if a significant number of these merchants go out of business, consumers may be less likely to use our products and offerings, which could harm our business and operating results. Alternatively, if economic conditions improve, it could lead to Drivers obtaining additional or alternative opportunities for work, which could negatively impact the number of Drivers on our platform, and thereby reduce our network liquidity.
Increases in fuel, food, labor, energy, and other costs could adversely affect our operating results.
Factors such as inflation, increased fuel prices, and increased vehicle purchase, rental, or maintenance costs may increase the costs incurred by Drivers and carriers when providing services on our platform. Similarly, factors such as inflation, increased food costs, increased labor and employee benefit costs, increased rental costs, and increased energy costs may increase merchant operating costs, particularly in certain international markets, such as Egypt. Many of the factors affecting Driver, merchant, and carrier costs are beyond the control of these parties. In many cases, these increased costs may cause Drivers and carriers to spend less time providing services on our platform or to seek alternative sources of income. Likewise, these increased costs may cause merchants to pass costs on to consumers by increasing prices, which would likely cause order volume to decline, may cause merchants to cease operations altogether, or may cause carriers to pass costs on to shippers, which may cause shipments on our platform to decline. A decreased supply of Drivers, consumers, merchants, shippers, or carriers on our platform would decrease our network liquidity, which could harm our business and operating results.
We will require additional capital to support the growth of our business, and this capital might not be available on reasonable terms or at all.
To continue to effectively compete, we will require additional funds to support the growth of our business and allow us to invest in new products, offerings, and markets. In particular, autonomous vehicle development efforts are capital and operations intensive. While we closed a $1.0 billion investment in ATG from Softbank, Toyota and DENSO in 2019, we will likely require additional capital to expand these products or continue these development efforts. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders may suffer significant dilution, and any new equity securities we issue may have rights, preferences, and privileges superior to those of existing stockholders. Certain of our existing debt instruments contain, and any debt financing we secure in the future could contain, restrictive covenants relating to our ability to incur additional indebtedness and other financial and operational matters that make it more difficult for us to obtain additional capital with which to pursue business opportunities. For example, our existing debt instruments contain significant restrictions on our ability to incur additional secured indebtedness. We may not be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth and to respond to business challenges and competition may be significantly limited.
If we experience security or privacy breaches or other unauthorized or improper access to, use of, disclosure of, alteration of or destruction of our proprietary or confidential data, employee data, or platform user data, we may face loss of revenue, harm to our brand, business disruption, and significant liabilities.
We collect, use, and process a variety of personal data, such as email addresses, mobile phone numbers, profile photos, location information, drivers’ license numbers and Social Security numbers of Drivers, consumer payment card information, and Driver and merchant bank account information. As such, we are an attractive target of data security attacks by third parties. Any failure to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration or destruction of, any such data could result in significant liability and a material loss of revenue resulting from the adverse impact on our reputation and brand, a diminished ability to retain or attract new platform users, and disruption to our business. We rely on third-party service providers to host or otherwise process some of our data and that of platform users, and any failure by such third party to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such information could have similar adverse consequences for us.
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
If we are unable to successfully introduce new or upgraded products, offerings, or features for Drivers, consumers, merchants, shippers, and carriers, we may fail to retain and attract such users to our platform and our operating results would be adversely affected.
To continue to retain and attract Drivers, consumers, merchants, shippers, and carriers to our platform, we will need to continue to invest in the development of new products, offerings, and features that add value for Drivers, consumers, merchants, shippers, and carriers and that differentiate us from our competitors. For example, in 2018, we redesigned our Driver application with features that better anticipate Driver needs, such as improved real-time communication and updates on the availability of riders and consumers and the pricing of fares and deliveries, and we acquired orderTalk to better integrate Eats with restaurant point-of-sale systems. In addition, in January 2020, we introduced a number of product changes in California intended to, among other things, provide Drivers with more information about rider destinations, trip distance, and expected fares, display prices more clearly, and allow users to select preferred Drivers, all of which are intended to further strengthen the independence of Drivers in California and protect their ability to work flexibly when using the Uber platform.
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
If we are unable to manage supply chain risks related to advanced technologies such as autonomous vehicles, our operations may be disrupted.
We are developing advanced technologies for autonomous vehicles. These products require and rely on hardware and other components that we source from third-party suppliers. The continued development of autonomous vehicle technologies, and other products depends on our ability to implement and manage supply chain logistics to secure the necessary components and hardware. We do not have significant experience in managing supply chain risks. Further, we source certain specialized or custom-made components for our autonomous vehicle and other advanced technologies from a small number of specialized suppliers, and we may not be able to secure substitutes in a timely manner, on reasonable terms, or at all. Events that have and could continue to disrupt our supply chain include, but are not limited to:
•the imposition of trade laws or regulations;
•the imposition of duties, tariffs, and other charges on imports and exports;
•disruption in the supply of certain hardware and components from our international suppliers, particularly those in China;
•public health concerns or epidemics, such as the current COVID-19 pandemic, affecting the production capabilities of our suppliers, including by resulting in quarantines or closures;
•foreign currency fluctuations;
•theft; and
•restrictions on the transfer of funds.
The occurrence of any of the foregoing could materially increase the cost and could materially delay our progress towards introducing autonomous vehicles onto our platform, all of which could adversely affect our business, financial condition, operating results, and prospects.
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
We track certain operational metrics, including key metrics such as MAPCs, Trips, Gross Bookings, and our category position, with internal systems and tools, and our equity stakes in minority-owned affiliates with information provided by such minority-

owned affiliates, that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose, or our estimates of our category position. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. For example, we believe that there are consumers who have multiple accounts, even though we prohibit that in our Terms of Service and implement measures to detect and prevent that behavior. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics or our estimates of our category position or our equity stakes in our minority-owned affiliates are not accurate representations of our business, or if investors do not perceive our operating metrics or estimates of our category position or equity stakes in our minority-owned affiliates to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.
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
Our business depends on the performance and reliability of Internet, mobile, and other infrastructures that are not under our control. Disruptions in Internet infrastructure or GPS signals or the failure of telecommunications network operators to provide us with the bandwidth we need to provide our products and offerings have interfered, and could continue to interfere with the speed and availability of our platform. If our platform is unavailable when platform users attempt to access it, or if our platform does not load as quickly as platform users expect, platform users may not return to our platform as often in the future, or at all, and may use our competitors’ products or offerings more often. In addition, we have no control over the costs of the services provided by national telecommunications operators. If mobile Internet access fees or other charges to Internet users increase, consumer traffic may decrease, which may in turn cause our revenue to significantly decrease.
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
The convenient payment mechanisms provided by our platform are key factors contributing to the development of our business. We rely on third parties for elements of our payment-processing infrastructure to remit payments to Drivers, merchants, and carriers using our platform, and these third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to merchant partners, including us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and operating results.
In addition, system failures have at times prevented us from making payments to Drivers in accordance with our typical timelines and processes, and have caused substantial Driver dissatisfaction and generated a significant number of Driver complaints. Future failures of the payment processing infrastructure underlying our platform could cause Drivers to lose trust in our payment operations and could cause them to instead use our competitors’ platforms. If the quality or convenience of our payment processing infrastructure declines as a result of these limitations or for any other reason, the attractiveness of our business to Drivers, merchants, and carriers could be adversely affected. If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be as effective, efficient, or well-received by platform users.
Computer malware, viruses, spamming, and phishing attacks could harm our reputation, business, and operating results.
We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms and mobile payment systems, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by platform users, employees, and job candidates. Computer malware, viruses, spamming, and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Various other factors may also cause system failures, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, errors by our employees or third-party service providers, or breaches in the security of these systems or platforms. For example, third parties may attempt to fraudulently induce employees or platform users to disclose information to gain access to our data or the data of platform users. If our incident response, disaster recovery, and business continuity plans do not resolve these issues in an effective manner, they could result in adverse impacts to our business operations and our financial results. Because of our prominence, the number of platform users, and the types and volume of personal data on our systems, we may be a particularly attractive target for such attacks. Although we have developed, and continue to develop, systems and processes that are designed to protect our data and that of platform users, and to prevent data loss, undesirable activities on our platform, and security breaches, we cannot guarantee that such measures will provide absolute security. Our efforts on this front may be unsuccessful as a result of, for example, software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve, and we may incur significant costs in protecting against or remediating cyber-attacks. Any actual or perceived failure to maintain the performance, reliability, security, and availability of our products, offerings, and technical infrastructure to the satisfaction of platform users and certain regulators would likely harm our reputation and result in loss of revenue from the adverse impact to our reputation and brand, disruption to our business, and our decreased ability to attract and retain Drivers, consumers, merchants, shippers, and carriers.
Our platform is highly technical, and any undetected errors could adversely affect our business.
Our platform is a complex system composed of many interoperating components and incorporates software that is highly complex. Our business is dependent upon our ability to prevent system interruption on our platform. Our software, including open source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Bugs in our software, third-party software including open source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems could result in our failure to comply with certain federal, state, or foreign reporting obligations, or could cause downtime that would impact the availability of our service to platform users. We have from time to time found defects or errors in our system and may discover additional defects in the future that could result in platform unavailability or system disruption. In addition, we have experienced outages on our platform due to circumstances within our control, such as outages due to software limitations. We rely on co-located data centers for the operation of our platform. If our co-located data centers fail, our platform users may experience down time. If sustained or repeated, any of these outages could reduce the attractiveness of our platform to platform users. For example, as a result of an error with one of our routine maintenance releases in February 2018, we experienced an outage on our platform for 28 minutes, resulting in Drivers, consumers, merchants, shippers, and carriers being unable to log on to our platform in major cities, including Las Vegas, Atlanta, New York, and Washington D.C. In addition, our release of new software in the past has inadvertently caused, and may in the future cause, interruptions in the availability or functionality of our platform. Any errors, bugs, or vulnerabilities discovered in our code or systems after release could result in an interruption in the availability of our platform or a negative experience for Drivers, consumers, merchants, shippers, and carriers, and could also result in negative publicity and unfavorable media coverage, damage to our reputation, loss of platform users, loss of revenue or liability for damages, regulatory inquiries, or other proceedings, any of which could adversely affect our business and financial results.

We currently rely on a small number of third-party service providers to host a significant portion of our platform, and any interruptions or delays in services from these third parties could impair the delivery of our products and offerings and harm our business.
We use a combination of third-party cloud computing services and co-located data centers in the United States and abroad. We do not control the physical operation of any of the co-located data centers we use or the operations of our third-party service providers. These third-party operations and co-located data centers may experience break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, and other misconduct. These facilities may also be vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events. Our systems do not provide complete redundancy of data storage or processing, and as a result, the occurrence of any such event, a decision by our third-party service providers to close our co-located data centers without adequate notice, or other unanticipated problems may result in our inability to serve data reliably or require us to migrate our data to either a new on-premise data center or cloud computing service. This could be time consuming and costly and may result in the loss of data, any of which could significantly interrupt the provision of our products and offerings and harm our reputation and brand. We may not be able to easily switch to another cloud or data center provider in the event of any disruptions or interference to the services we use, and even if we do, other cloud and data center providers are subject to the same risks. Additionally, our co-located data center facility agreements are of limited durations, and our co-located data center facilities have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew our agreements with these facilities on commercially reasonable terms, we may experience delays in the provision of our products and offerings until an agreement with another co-located data center is arranged. Interruptions in the delivery of our products and offerings may reduce our revenue, cause Drivers, merchants, and carriers to stop offering their services through our platform, and reduce use of our platform by consumers and shippers. Our business and operating results may be harmed if current and potential Drivers, consumers, merchants, shippers, and carriers believe our platform is unreliable. In addition, if we are unable to scale our data storage and computational capacity sufficiently or on commercially reasonable terms, our ability to innovate and introduce new products on our platform may be delayed or compromised, which would have an adverse effect on our growth and business.
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
As of June 30, 2020, we had total outstanding indebtedness of $7.5 billion aggregate principal amount. Included in this amount is $768 million of Careem Convertible Notes to be issued to Careem stockholders. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. U.S. tax legislation enacted in 2017, and modified in 2020, has significantly changed the U.S. federal income taxation of U.S. corporations, including reducing the U.S. corporate income tax rate, revising the rules governing net operating losses effective for tax years beginning after December 31, 2017, providing a transition of U.S. international taxation from a worldwide tax system to a modified territorial system, imposing a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, and imposing new limitations on the deductibility of interest. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury and U.S. Internal Revenue Service (the “IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
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
As part of our business strategy, we have entered into, and expect to continue to enter into, agreements to acquire companies, form joint ventures, divest portions or aspects of our business, sell minority stakes in portions or aspects of our business, and acquire complementary companies or technologies, including divestitures in China, Southeast Asia and India, our Yandex.Taxi joint venture in Russia/CIS, our acquisition of Careem, the investment by SoftBank, Toyota, and DENSO in ATG (the “ATG Investment Transaction”), our purchase of a controlling interest in Cornershop and our agreement to acquire Postmates. Competition within our industry for acquisitions of businesses, technologies, and assets is intense. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors. For example, in January 2020, we completed the acquisition of substantially all of the assets of Careem for approximately $3.0 billion, consisting of up to approximately $1.7 billion of the Careem Convertible Notes and approximately $1.3 billion in cash, but our acquisition of Careem continues to be subject to approval from regional competition authorities in certain markets in which Careem operates. Pursuant to the terms of our agreement with Careem, failure to obtain approval in one or more of these countries could require us to divest our or Careem’s business in that country. In addition, our acquisition of Postmates is subject to approval from U.S. regulatory authorities. Moreover, the ATG Investment Transaction is subject to a number of risks and uncertainties. For example, if the Committee on Foreign Investment in the United States (“CFIUS”) unwinds the ATG Collaboration Agreement or requires mitigation measures that materially and adversely affect the strategic benefits of the ATG Collaboration Agreement, SoftBank, Toyota, and DENSO will each have the right to require ATG to redeem some or all of their preferred units at a price equal to their respective initial investment amounts.
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
In addition, any businesses we acquire may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies, including managing internal controls and any privacy or data security risks associated with such acquisitions, may harm our operating results and expansion prospects. For example, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business following the closing of the acquisition, and doing so may cause our relationships with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing significant fines or penalties against us or shutting down our or Careem’s app on either a temporary or indefinite basis. The process of integrating an acquired company, business, or technology or acquired personnel into our company is subject to various risks and challenges, including:
•diverting management time and focus from operating our business to acquisition integration;
•disrupting our ongoing business operations;
•platform user acceptance of the acquired company’s offerings;
•implementing or remediating the controls, procedures, and policies of the acquired company;
•integrating the acquired business onto our systems and ensuring the acquired business meets our financial reporting requirements and timelines;
•retaining and integrating acquired employees, including aligning incentives between acquired employees and existing employees, as well as managing costs associated with eliminating redundancies or transferring employees on acceptable terms with minimal business disruption;
•maintaining important business relationships and contracts of the acquired business;
•liability for pre-acquisition activities of the acquired company;
•litigation or other claims or liabilities arising in connection with the acquisition or the acquired company; and
•impairment charges associated with goodwill, long-lived assets, investments, and other acquired intangible assets.
For example, with respect to the integration of Careem, the Careem brand and ridesharing, meal delivery, and payments apps continue to operate in parallel with Uber’s apps. Careem’s Chief Executive Officer will continue to be the Chief Executive Officer of Careem and will report to an Uber-controlled board of directors. Although we will integrate certain general and administrative functions at the Uber parent level, Careem’s engineering, human resources, and operations teams will continue to operate independently and report to Careem’s Chief Executive Officer. This structure may delay the efficiencies that we expect to gain from the acquisition and our brand and reputation could be impacted by any damage or reputational harm to the Careem brand.
In addition, our acquisition of Careem has increased our risks under the U.S. Foreign Corrupt Practices Act (“FCPA”) and other similar laws outside the United States. Our existing and planned safeguards, including training and compliance programs to discourage corrupt practices by such parties, may not prove effective, and such parties may engage in conduct for which we could be held responsible.
We may not receive a favorable return on investment for prior or future business combinations, including with respect to ATG, Careem, Postmates or our minority-owned affiliates, and we cannot predict whether these transactions will be accretive to the value of our common stock. It is also possible that acquisitions, combinations, divestitures, joint ventures, or other strategic transactions we announce could be viewed negatively by the press, investors, platform users, or regulators, any or all of which may adversely affect our reputation and our business. Any of these factors may adversely affect our ability to consummate a transaction, our financial condition, and our operating results.
Legal and Regulatory Risks Related to Our Business
We may continue to be blocked from or limited in providing or operating our products and offerings in certain jurisdictions, and may be required to modify our business model in those jurisdictions as a result.
In certain jurisdictions, including key markets such as Argentina, Germany, Italy, Japan, South Korea, and Spain, our ridesharing business model has been blocked, capped, or suspended, or we have been required to change our business model, due primarily to laws and significant regulatory restrictions in such jurisdictions. In some cases, we have applied for and obtained licenses or permits to operate and must continue to comply with the license or permit requirements or risk revocation. In addition, we may not be able to maintain or renew any such license or permit. For example, TfL scrutinizes our business on an on-going basis and we are subject to license reviews at renewal. In September 2019, TfL granted us a two month license, finding us a fit and proper operator, but in November 2019, TfL declined to issue us a license, finding that we were not “fit and proper,” including with respect to confidence in our change and release management processes. We have appealed the decision and are able to continue operations pending judicial proceedings. We expect the appeal to be heard in Westminster Magistrates Court in September 2020. Any inability to operate in London, as well as the publicity concerning an adverse judicial decision, would adversely affect our business, revenue, and operating results. We cannot predict whether the TfL decision, or future regulatory decisions or legislation in other jurisdictions, may embolden or encourage other authorities to take similar actions even where we are operating according to the terms of an existing license or permit. Additionally, in April 2019, Mexico City’s Secretaría de Movilidad passed an amendment to existing ridesharing regulations implementing certain operational requirements, including a prohibition on the use of cash to pay for ridesharing services and, effective as of November 2019, a requirement that Drivers in Mexico City obtain additional licenses to provide ridesharing services. We are still evaluating the impact of these regulations, but such operational requirements, if implemented without modification, could have a negative impact on our business and our failure to comply with such regulations may result in a revocation of our license to operate in Mexico City.
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
In certain jurisdictions, we are subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. In such jurisdictions, we may be subject to regulatory fines and proceedings and, in certain cases, may be required to cease operations altogether if we continue to operate our business as currently conducted, unless and until such laws and regulations are reformed to clarify that our business operations are fully compliant. For example, on January 31, 2020, we ceased offering our Rides products in Colombia after a Colombian court ruled that we violated local competition laws. In response, we appealed the decision, made certain changes to our Rides products in Colombia and re-launched Rides in Colombia in February 2020. In June 2020, the Appeals Court of Bogota revoked its order to block Rides products in Columbia and we have since made additional changes to our Rides products in Colombia. Furthermore, in certain of these jurisdictions, we continue to provide our products and offerings while we assess the applicability of these laws and regulations to our products and offerings or while we seek regulatory or policy changes to address concerns with respect to our ability to comply with these laws and regulations. Our decision to continue operating in these instances has come under investigation or has otherwise been subject to scrutiny by government authorities. Our continuation of this practice and other past practices may result in fines or other penalties against us and Drivers imposed by local regulators, potentially increasing the risk that our licenses or permits that are necessary to operate in such jurisdictions will not be renewed. Such fines and penalties have in the past been, and may in the future continue to be, imposed solely on Drivers, which may cause Drivers to stop providing services on our platform. In many instances, we make the business decision as a gesture of goodwill to pay the fines on behalf of Drivers or to pay Drivers’ defense costs, which, in the aggregate, can be in the millions of dollars. Furthermore, such business practices may also result in negative press coverage, which may discourage Drivers and consumers from using our platform and could adversely affect our revenue. In addition, we face regulatory obstacles, including those lobbied for by our competitors or from local governments globally, that have favored and may continue to favor local or incumbent competitors, including obstacles for potential Drivers seeking to obtain required licenses or vehicle certifications. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or Drivers are required to comply with regulatory and other requirements applicable to taxicab and car services, our revenue and growth would be adversely affected.
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
In addition, while we divested certain assets of our dockless e-bikes and e-scooters business to Lime in May 2020, consumers continue to have access to dockless e-bikes and e-scooters through our app. We expect dockless e-bikes and e-scooters to subject us to additional risks distinct from those relating to our other Mobility, Delivery and Freight offerings. For example, consumers using dockless e-bikes or e-scooters face a more severe level of injury in the event of a collision than that faced while riding in a vehicle, given the less sophisticated, and in some cases absent, passive protection systems on dockless e-bikes and e-scooters. In addition, government regulators in certain jurisdictions have placed the responsibility for user error on e-bike and e-scooter operators, and we cannot assure you that other jurisdictions will not do the same. We have experienced, and may in the future experience, issues with dockless e-bikes and e-scooters that may lead to product liability, personal injury or death, property damage claims, and increased scrutiny by governmental authorities. The occurrence of real or perceived quality problems or material defects in current or future dockless e-bikes or e-scooters available via our app could result in negative publicity, market withdrawals, regulatory proceedings, enforcement actions, or lawsuits filed against us, particularly if consumers are injured.
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
In addition, governmental agencies and regulators may, among other things, prohibit future acquisitions, divestitures, or combinations we plan to make, impose significant fines or penalties, require divestiture of certain of our assets, or impose other restrictions that limit or require us to modify our operations, including limitations on our contractual relationships with platform users or restrictions on our pricing models. For example, while our acquisition of Careem has been approved in most of the relevant jurisdictions, it continues to be subject to approval in Morocco and Qatar and a failure to obtain approval in one or more of these remaining markets could require us to divest our or Careem’s business in those markets. We cannot guarantee that we will be able to obtain competition authority approval in any or all of these markets. Such rulings may alter the way in which we do business and, therefore, may continue to increase our costs or liabilities or reduce demand for our platform, which could adversely affect our business, financial condition, or operating results.
Our business is subject to extensive government regulation and oversight relating to the provision of payment and financial services.
Most jurisdictions in which we operate have laws that govern payment and financial services activities. Regulators in certain jurisdictions may determine that certain aspects of our business are subject to these laws and could require us to obtain licenses to continue to operate in such jurisdictions. Our subsidiary in the Netherlands, Uber Payments B.V., is registered and authorized by its competent authority, De Nederlandsche Bank, as an electronic money institution. This authorization permits Uber Payments B.V. to provide payment services (including acquiring and executing payment transactions and money remittances, as referred to in the Revised Payment Services Directive (2015/2366/EU)) and to issue electronic money in the Netherlands. In addition, Uber Payments B.V. has notified De Nederlandsche Bank that it will provide such services on a cross-border passport basis into other countries within the EEA. We continue to critically evaluate our options for seeking additional licenses and approvals in several other jurisdictions to optimize our payment solutions and support the future growth of our business. We could be denied such licenses, have existing licenses revoked, or be required to make significant changes to our business operations before being granted such licenses. For example, it is prohibited for persons to hold, acquire, or increase a “qualifying holding” in an electronic money institution with a corporate seat in the Netherlands, such as Uber Payments B.V., prior to receiving a declaration of no objection (“DNO”) from De Nederlandsche Bank. A “qualifying holding” is a direct or indirect holding of 10% or more of the issued share capital of an electronic money institution, the ability to exercise directly or indirectly 10% or more of the voting rights in an electronic money institution, or the ability to exercise directly or indirectly a similar influence over an electronic money institution. We cannot guarantee that a person intending to hold, acquire, or increase a qualifying holding in us will receive a DNO in the future, and a failure of such person to receive a DNO could expose that person to financial regulatory enforcement action in the Netherlands and could cause our electronic money institution license to be negatively impacted or revoked. If we are denied payment or other financial licenses or such licenses are revoked, we could be forced to cease or limit business operations in certain jurisdictions, including in the EEA, and even if we are able to obtain such licenses, we could be subject to fines or other enforcement action, or stripped of such licenses, if we are found to violate the requirements of such licenses. In some countries, it is not clear whether we are required to be licensed as a payment services provider. Were local regulators to determine that such arrangements require us to be so licensed, such regulators may block payments to Drivers, merchants, shippers or carriers. Such regulatory actions, or the need to obtain regulatory approvals, could impose significant costs and involve substantial delay in payments we make in certain local markets, any of which could adversely affect our business, financial condition, or operating results.
Starting in December 2020, payments made by platform users with payment accounts in the EEA for services provided through our platform may be subject to Strong Customer Authentication (“SCA”) regulatory requirements. In many cases, SCA will require a platform user to engage in additional steps to authenticate each payment transaction. These additional authentication requirements may make our platform user experience in the EEA substantially less convenient, and such loss of convenience could meaningfully reduce the frequency with which platform users use our platform or could cause some platform users to stop using our platform entirely, which could adversely affect our business, financial condition, operating results, and prospects. Further, once SCA is implemented, many payment transactions on our platform may fail to be authenticated due to platform users not completing all necessary authentication steps. Thus, in some cases, we may not receive payment from consumers in advance of paying Drivers for services received by those users. A substantial increase in the frequency with which we make Driver payments without having received corresponding payments from consumers could adversely affect our business, financial condition, operating results, and prospects.
In addition, laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform in the same form and on the same terms as we have historically, or at all. For example, changes to our business in Europe, combined with changes to the EU Payment Services Directive, caused aspects of our payment operations in the EEA to fall within the scope of European payments regulation. As a result, one of our subsidiaries, Uber Payments B.V., is directly subject to financial services regulations (including those relating to anti-money laundering, terrorist financing, and sanctioned or prohibited persons) in the Netherlands and in other countries in the EEA where it conducts business. Effective July 1, 2020, we transitioned all our payment operations to the Uber Payments B.V. regulated entity in the EEA countries in which we are required to do so by the European payments regulations.
In addition, as we evolve our business or make changes to our business structure, we may be subject to additional laws or requirements related to money transmission, online payments, and financial regulation. These laws govern, among other things, money transmission, prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, banking, systemic integrity risk assessments, security of payment processes, and import and export restrictions. Our business operations, including our payments to Drivers and merchants, may not always comply with these financial laws and regulations. Historical or future non-compliance with these laws or regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions. Costs associated with fines and enforcement actions, as well as reputational harm, changes in compliance requirements, or limits on our ability to expand our product offerings, could harm our business.
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
We are the subject of DOJ criminal inquiries and investigations, as well as civil enforcement inquiries and investigations by other government agencies, including the SEC, in the United States and abroad. Those inquiries and investigations cover a broad range of matters, including our data deletion and document retention policies related to the 2016 Breach, which involved the breach of certain archived consumer data hosted on a cloud-based service that outside actors accessed and downloaded. We have in the past and may in the future, settle claims related to such matters. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the U.S. Federal Trade Commission (the “FTC”), which the FTC Commissioners approved in October 2018. In November and December 2018, U.K., Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. The 2016 Breach may lead to additional costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. We are also subject to inquiries and/or investigations by various government authorities related to, among other matters, our business practices, including, for example, an inquiry by the SEC into our compliance with the registration and disclosure requirements of the Securities Act of 1933, as amended (the “Securities Act”). Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.
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
We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action, and negative press about our privacy and data protection practices.
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
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we may become subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May

2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which will increase our compliance costs and the risks associated with non-compliance. For example, the CCPA, which provides new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) in 2018, which is expected to go into effect in May 2021 or earlier.
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
Such data protection laws, rules, and regulations are complex and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, and other processing and certain other related business practices and may thereby increase compliance costs. Additionally, any failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, orders, and regulations could result in proceedings or actions against us by individuals, consumer rights groups, governmental entities or agencies, or others. We could incur significant costs investigating and defending such claims and, if found liable, significant damages. Further, these proceedings and any subsequent adverse outcomes may subject us to significant penalties and negative publicity. If any of these events were to occur, our business and financial results could be significantly disrupted and adversely affected.
Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could expose us to monetary damages or limit our ability to operate our business.
We have in the past been, are currently, and may in the future become, involved in private actions, collective actions, investigations, and various other legal proceedings by Drivers, consumers, merchants, shippers, carriers, employees, commercial partners, competitors or, government agencies, among others. We are subject to litigation relating to various matters including Driver classification, Drivers’ tips and taxes, the Americans with Disabilities Act, antitrust, intellectual property infringement, privacy, unfair competition, workplace culture, safety practices, and employment and human resources practices. The results of any such litigation, investigations, and legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, costly, and harmful to our reputation, and could require significant amounts of management time and corporate resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or be forced to change the way in which we operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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
We have operations in, and have business relationships with, entities in countries known to experience high levels of corruption. We are subject to the FCPA and other similar laws outside the United States that prohibit improper payments or offers of payments to foreign governments, their officials, and political parties for the purpose of obtaining or retaining business. U.S. and non-U.S. regulators alike continue to focus on the enforcement of these laws, and we may be subject to additional compliance requirements to identify criminal activity and payments to sanctioned parties. Our activities in certain countries with high levels of corruption enhance the risk of unauthorized payments or offers of payments by Drivers, consumers, merchants, shippers or carriers, employees, consultants, or business partners in violation of various anti-corruption laws, including the FCPA, even though the actions of these parties are often outside our control. Our acquisition of Careem may further enhance this risk because users of Careem’s platform and Careem’s employees, consultants, and business partners may not be familiar with, and may not have been previously subject to, these anti-corruption laws. We plan to provide significant training to Careem’s employees, consultants, and business partners. However, our existing and future safeguards, including training and compliance programs to discourage these practices by such parties, may not prove effective, and such parties may engage in conduct for which we could be held responsible. Additional compliance requirements may compel us to revise or expand our compliance program, including the procedures we use to verify the identity of platform users and monitor international and domestic transactions.
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
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly owned captive insurance subsidiary. Insurance related to our Rides products may include third-party automobile, automobile comprehensive and collision, physical damage, and uninsured and underinsured motorist coverage. We require Drivers to carry automobile insurance in most countries, and in many cases we also maintain insurance on behalf of Drivers. We rely on a limited number of ridesharing insurance providers, particularly internationally, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. For example, one of our insurance providers recently announced early termination of coverage and was replaced with other insurance providers. In addition to insurance related to our products, we maintain other automobile insurance coverage for owned vehicles and employee activity, as well as insurance coverage for non-automotive corporate risks including general liability, workers’ compensation, property, cyber liability, and director and officers’ liability. If our insurance carriers change the terms of our policies in a manner unfavorable to us or Drivers, our insurance costs could increase. The cost of insurance that we maintain on behalf of Drivers is higher in the United States and Canada than in other geographies. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, we could be liable for significant additional costs.
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
We may be subject to claims of significant liability based on traffic accidents, injuries, or other incidents that are claimed to have been caused by Drivers who use our platform, even when those Drivers are not actively using our platform or when an individual impersonates a Driver. As we expand to include more offerings on our platform, our insurance needs will likely extend to those additional offerings, including Freight and autonomous vehicles. As a result, our automobile liability and general liability insurance policies and insurance maintained by Drivers may not cover all potential claims related to traffic accidents, injuries, or other incidents that are claimed to have been caused by Drivers who use our platform, and may not be adequate to indemnify us for all liability that we could face. Even if these claims do not result in liability, we could incur significant costs in investigating and defending against them. If insurers become insolvent, they may not be able to pay otherwise valid claims in a timely manner or at all. If we are subject to claims of liability relating to the acts of Drivers or others using our platform, we may be subject to negative publicity and incur additional expenses, which could harm our business, financial condition, and operating results.
In addition, we are subject to local laws, rules, and regulations relating to insurance coverage which could result in proceedings or actions against us by governmental entities or others. Legislation has been passed in many U.S. jurisdictions that codifies these insurance requirements with respect to ridesharing. Additional legislation has been proposed in other jurisdictions that seeks to codify or change insurance requirements with respect to ridesharing. Further, service providers and business customers of Freight and Uber for Business may require higher levels of coverage as a condition to entering into certain key contracts with us. Any failure, or perceived failure, by us to comply with local laws, rules, and regulations or contractual obligations relating to insurance coverage could result in proceedings or actions against us by governmental entities or others. These lawsuits, proceedings, or actions may subject us to significant penalties and negative publicity, require us to increase our insurance coverage, require us to amend our insurance policy disclosure, increase our costs, and disrupt our business.
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
Our intellectual property includes the content of our website, mobile applications, registered domain names, software code, firmware, hardware and hardware designs, registered and unregistered trademarks, trademark applications, copyrights, trade secrets, inventions (whether or not patentable), patents, and patent applications. We believe that our intellectual property is essential to our business and affords us a competitive advantage in the markets in which we operate. If we do not adequately protect our intellectual property, our brand and reputation may be harmed, Drivers, consumers, merchants, shippers, and carriers could devalue our products and offerings, and our ability to compete effectively may be impaired.
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
Furthermore, from time to time we may introduce or acquire new products, including in areas in which we historically have not operated, which could increase our exposure to patent and other intellectual property claims. In addition, we and companies we acquired or in which we have an interest have been sued, and we may in the future be sued, for allegations of intellectual property infringement or threats of trade secret misappropriation. If a company we acquire or in which we have an interest loses rights to valuable intellectual property in such lawsuits, the value of our investment may materially decline.
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
The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in MAPCs, Trips, Adjusted EBITDA, Adjusted Net Revenue, Gross Bookings, revenue, or other operating and financial results;
•announcements by us or estimates by third parties of actual or anticipated changes in the number of Drivers and consumers on our platform;
•variations between our actual operating results and the expectations of our management, securities analysts, investors, the financial community;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•negative media coverage or publicity;
•changes in operating performance and stock market valuations of technology companies generally, or those in our industry in particular, including our competitors;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•lawsuits threatened, filed, or decided against us;
•developments in legislation or regulatory actions, including interim or final rulings by judicial or regulatory bodies (including any competition authorities blocking, delaying, or subjecting our acquisition of Careem to significant limitations or restrictions on our ability to operate in one or more markets, or requiring us to divest our or Careem’s business in one or more markets);
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any major change in our board of directors or management;
•any safety incidents or public reports of safety incidents that occur on our platform or in our industry;
•statements, commentary, or opinions by public officials that our product offerings are or may be unlawful, regardless of any interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the current COVID-19 pandemic, natural disasters, or responses to these events.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:
•our board of directors has the right to elect directors to fill vacancies created by the expansion of our board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•advance notice requirements for stockholder proposals, which may reduce the number of stockholder proposals available for stockholder consideration;
•limitations on stockholder ability to convene special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•prohibition on cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and
•our board of directors is able to issue, without stockholder approval, shares of undesignated preferred stock, which makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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
Sales, directly or indirectly, of shares of our common stock by existing stockholders could cause our stock price to decline.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us or our directors, officers, or employees arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws;
•any action regarding our amended and restated certificate of incorporation or our amended and restated bylaws;
•any action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
On May 14, 2019, we closed our initial public offering (“IPO”), in which we sold 180 million shares of our common stock at a price of $45.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to an effective registration statement on Form S-1 (File No. 333-230812). We raised approximately $8.0 billion in net proceeds after deducting underwriting discounts and commissions of $106 million and offering expenses. We have used the net proceeds from our IPO for general corporate purposes, including working capital, operating expenses and capital expenditures. No proceeds currently remain from the IPO. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
Unregistered Sale of Equity Securities
On March 26, 2020, we issued 94 shares of our common stock to a holder of $5,195 of Careem Convertible Notes who elected to convert the balance of such notes to common stock at a conversion price of $55 per share. The shares were exempt from registration pursuant to Regulation S of the Securities Act.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38902	3.1	May 14, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38902	3.2	May 14, 2019
4.1	Indenture, dated as of May 15, 2020, by and between the Registrant, Rasier, LLC and U.S. Bank National Trust Association, as Trustee.	8-K	001-38902	4.1	May 15, 2020
4.2	Form of Global Note, representing the Registrant's 7.500% Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38902	4.2	May 15, 2020
10.1	Amendment No. 7 to Revolving Credit Agreement, by and among the Registrant, Rasier, LLC, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated June 5, 2020.
10.2	Letter Agreement Regarding Temporary Base Salary Change Due to COVID-19, by and between the Registrant and Dara Khosrowshahi, dated May 2, 2020.
10.3	Temporary Modification to Director Compensation Policy.
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

UBER TECHNOLOGIES, INC.

Date: August 7, 2020	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2020	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)