Form 10-Q
period 2020-09-30
Uber Technologies, Inc
filed 2020-11-06
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of October 29, 2020 was 1,763,768,098.

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
•our ability to successfully defend litigation and government proceedings brought against us, including with respect to our relationship with drivers and delivery persons, and the potential impact on our business operations and financial performance if we are not successful;
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
•our expectations regarding future operating performance, including but not limited to our expectations regarding future Monthly Active Platform Consumers (“MAPCs”), Trips, Gross Bookings, and Take Rate;
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
•the size of our addressable markets, market share, category positions, and market trends, including our ability to grow our business in countries we have identified as expansion markets;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2019	As of September 30, 2020
Assets
Cash and cash equivalents	$10,873	$6,154
Short-term investments	440	1,132
Restricted cash and cash equivalents	99	218
Accounts receivable, net of allowance of $34 and $51, respectively	1,214	773
Prepaid expenses and other current assets	1,299	1,135
Total current assets	13,925	9,412
Restricted cash and cash equivalents	1,095	1,394
Collateral held by insurer	1,199	940
Investments (including amortized cost of debt securities of $2,279 and $2,281)	10,527	8,983
Equity method investments	1,364	1,190
Property and equipment, net	1,731	1,883
Operating lease right-of-use assets	1,594	1,327
Intangible assets, net	71	654
Goodwill	167	2,988
Other assets	88	123
Total assets	$31,761	$28,894
Liabilities, mezzanine equity and equity
Accounts payable	$272	$240
Short-term insurance reserves	1,121	1,289
Operating lease liabilities, current	196	175
Accrued and other current liabilities	4,050	5,217
Total current liabilities	5,639	6,921
Long-term insurance reserves	2,297	2,113
Long-term debt, net of current portion	5,707	6,667
Operating lease liabilities, non-current	1,523	1,527
Other long-term liabilities	1,412	1,484
Total liabilities	16,578	18,712
Commitments and contingencies (Note 13)
Mezzanine equity
Redeemable non-controlling interests	311	549
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 1,716,681 and 1,760,817 shares issued and outstanding, respectively	—	—
Additional paid-in capital	30,739	31,549
Accumulated other comprehensive loss	(187)	(445)
Accumulated deficit	(16,362)	(22,162)
Total Uber Technologies, Inc. stockholders' equity	14,190	8,942
Non-redeemable non-controlling interests	682	691
Total equity	14,872	9,633
Total liabilities, mezzanine equity and equity	$31,761	$28,894
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Revenue	$3,813	$3,129	$10,078	$8,913
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,860	1,614	5,281	4,652
Operations and support	498	365	1,796	1,450
Sales and marketing	1,113	924	3,375	2,545
Research and development	755	493	4,228	1,722
General and administrative	591	711	2,652	2,135
Depreciation and amortization	102	138	371	395
Total costs and expenses	4,919	4,245	17,703	12,899
Loss from operations	(1,106)	(1,116)	(7,625)	(3,986)
Interest expense	(90)	(112)	(458)	(340)
Other income (expense), net	49	151	707	(1,688)
Loss before income taxes and loss from equity method investments	(1,147)	(1,077)	(7,376)	(6,014)
Provision for (benefit from) income taxes	3	23	20	(215)
Loss from equity method investments	(9)	(8)	(25)	(27)
Net loss including non-controlling interests	(1,159)	(1,108)	(7,421)	(5,826)
Less: net income (loss) attributable to non-controlling interests, net of tax	3	(19)	(11)	(27)
Net loss attributable to Uber Technologies, Inc.	$(1,162)	$(1,089)	$(7,410)	$(5,799)
Net loss per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(0.68)	$(0.62)	$(6.79)	$(3.33)
Diluted	$(0.68)	$(0.62)	$(6.79)	$(3.33)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	1,700,213	1,755,029	1,092,241	1,739,488
Diluted	1,700,213	1,755,029	1,092,241	1,739,488
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Net loss including non-controlling interests	$(1,159)	$(1,108)	$(7,421)	$(5,826)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(14)	137	3	(268)
Change in unrealized gain (loss) on investments in available-for-sale securities	(4)	62	—	10
Other comprehensive income (loss), net of tax	(18)	199	3	(258)
Comprehensive loss including non-controlling interests	(1,177)	(909)	(7,418)	(6,084)
Less: comprehensive income (loss) attributable to non-controlling interests	3	(19)	(11)	(27)
Comprehensive loss attributable to Uber Technologies, Inc.	$(1,180)	$(890)	$(7,407)	$(6,057)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-redeemable Non-Controlling Interests	Total Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance as of December 31, 2018	$—	903,607	$14,177	457,189	$—	$668	$(188)	$(7,865)	$—	$(7,385)
Cumulative effect of adoption of new accounting standard	—	—	—	—	—	—	—	9	—	9
Exercise of warrants	—	923	45	—	—	—	—	—	—	—
Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	—	2	—	—	—	—	—	—	—
Repurchase of outstanding shares	—	—	—	(1)	—	—	—	—	—	—
Exercise of stock options	—	—	—	677	—	4	—	—	—	4
Repurchase of unvested early-exercised stock options	—	—	—	(32)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	10	—	—	—	10
Unrealized loss on investments in available-for-sale securities, net of tax	—	—	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	(54)	—	—	(54)
Net loss	(4)	—	—	—	—	—	—	(1,012)	—	(1,012)
Balance as of March 31, 2019	(4)	904,530	14,224	457,833	—	682	(246)	(8,868)	—	(8,432)
Lapsing of repurchase option related to common stock issued to a non-employee service provider	—	—	—	—	—	3	—	—	—	3
Conversion of warrant to common stock in connection with initial public offering	—	—	—	150	—	6	—	—	—	6
Conversion of convertible notes to common stock in connection with initial public offering	—	—	—	93,978	—	4,229	—	—	—	4,229
Exercise of stock options	—	—	—	501	—	1	—	—	—	1
Stock-based compensation	—	—	—	—	—	3,943	—	—	—	3,943
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	—	—	8	—	—	8
Foreign currency translation adjustment	—	—	—	—	—	—	71	—	—	71
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	—	180,000	—	7,973	—	—	—	7,973
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	(904,530)	(14,224)	904,530	—	14,224	—	—	—	14,224
Issuance of common stock related to private placement	—	—	—	11,111	—	500	—	—	—	500
Issuance of common stock for settlement of RSUs	—	—	—	80,015	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	(30,504)	—	(1,368)	—	—	—	(1,368)
Net loss	(10)	—	—	—	—	—	—	(5,236)	—	(5,236)
Balance as of June 30, 2019	(14)	—	—	1,697,614	—	30,193	(167)	(14,104)	—	15,922

Lapsing of repurchase option related to common stock issued to a non-employee service provider	—	—	—	—	—	2	—	—	—	2
Exercise of stock options	—	—	—	94	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	426	—	—	—	426
Reclassification of share-based award liability to additional paid-in capital	—	—	—	—	—	20	—	—	—	20
Issuance and repayment of employee loans collateralized by outstanding common stock	—	—	—	—	—	10	—	—	—	10
Issuance of common stock as consideration for investment and acquisition	—	—	—	188	—	9	—	—	—	9
Issuance of common stock for settlement of RSUs	—	—	—	9,553	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	(3,820)	—	(147)	—	—	—	(147)
Issuance of non-controlling interests	333	—	—	—	—	—	—	—	667	667
Unrealized loss on investments in available-for-sale securities, net of tax	—	—	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	(14)	—	—	(14)
Net loss	(10)	—	—	—	—	—	—	(1,162)	13	(1,149)
Balance as of September 30, 2019	$309	—	$—	1,703,629	$—	$30,513	$(185)	$(15,266)	$680	$15,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2019	$311	1,716,681	$—	$30,739	$(187)	$(16,362)	$682	$14,872
Exercise of stock options	—	4,359	—	14	—	—	—	14
Stock-based compensation	—	—	—	285	—	—	—	285
Issuance of common stock for settlement of RSUs	—	8,917	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(107)	—	(3)	—	—	—	(3)
Unrealized loss on investments in available-for-sale securities, net of tax	—	—	—	—	(60)	—	—	(60)
Foreign currency translation adjustment	—	—	—	—	(148)	—	—	(148)
Distributions to non-controlling interests	(3)	—	—	—	—	—	(4)	(4)
Net loss	(18)	—	—	—	—	(2,936)	8	(2,928)
Balance as of March 31, 2020	290	1,729,850	—	31,035	(395)	(19,298)	686	12,028
Exercise of stock options	—	3,106	—	8	—	—	—	8
Stock-based compensation	—	—	—	143	—	—	—	143
Issuance of common stock under the Employee Stock Purchase Plan	—	3,265	—	82	—	—	—	82
Issuance of common stock for settlement of RSUs	—	9,778	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(42)	—	(1)	—	—	—	(1)
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	8	—	—	8
Foreign currency translation adjustment	—	—	—	—	(257)	—	—	(257)
Distributions to non-controlling interests	(3)	—	—	—	—	—	(5)	(5)
Net loss	(5)	—	—	—	—	(1,775)	8	(1,767)
Balance as of June 30, 2020	282	1,745,957	—	31,267	(644)	(21,073)	689	10,239
Exercise of stock options	—	1,430	—	6	—	—	—	6
Stock-based compensation	—	—	—	191	—	—	—	191
Issuance of common stock for settlement of RSUs	—	10,791	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(356)	—	(11)	—	—	—	(11)
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	62	—	—	62
Foreign currency translation adjustment	—	—	—	—	137	—	—	137
Issuance of common stock as consideration for acquisitions	—	2,995	—	96	—	—	—	96
Recognition of non-controlling interest on acquisition	290	—	—	—	—	—	—	—
Distributions to non-controlling interests	(1)	—	—	—	—	—	(1)	(1)
Net loss	(22)	—	—	—	—	(1,089)	3	(1,086)
Balance as of September 30, 2020	$549	1,760,817	$—	$31,549	$(445)	$(22,162)	$691	$9,633
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2020
Cash flows from operating activities
Net loss including non-controlling interests	$(7,421)	$(5,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371	395
Bad debt expense	79	51
Stock-based compensation	4,353	591
Gain on extinguishment of convertible notes and settlement of derivatives	(444)	—
Gain on business divestitures, net	—	(127)
Deferred income taxes	(55)	(272)
Revaluation of derivative liabilities	(58)	—
Accretion of discount on long-term debt	80	36
Loss from equity method investments	25	27
Unrealized (gain) loss on debt and equity securities, net	(1)	123
Impairment of debt and equity securities	—	1,690
Impairments of goodwill, long-lived assets and other assets	—	372
Unrealized foreign currency transactions	(16)	44
Other	3	(39)
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(342)	380
Prepaid expenses and other assets	(467)	159
Collateral held by insurer	—	259
Operating lease right-of-use assets	135	274
Accounts payable	(23)	(34)
Accrued insurance reserves	356	(16)
Accrued expenses and other liabilities	997	77
Operating lease liabilities	(94)	(104)
Net cash used in operating activities	(2,522)	(1,940)
Cash flows from investing activities
Proceeds from sale and disposal of property and equipment	41	2
Purchases of property and equipment	(406)	(493)
Purchases of marketable securities	—	(1,493)
Proceeds from maturities and sales of marketable securities	—	801
Proceeds from business disposal, net of cash divested	293	—
Acquisition of businesses, net of cash acquired	(7)	(1,536)
Return of capital from equity method investee	—	91
Purchase of note receivable	—	(85)
Purchase of non-marketable equity securities	—	(10)
Other investing activities	—	46
Net cash used in investing activities	(79)	(2,677)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs	7,973	—
Taxes paid related to net share settlement of equity awards	(1,514)	(15)

Proceeds from issuance of common stock related to private placement	500	—
Proceeds from issuance of subsidiary preferred stock units	1,000	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	—	82
Issuance of senior notes, net of issuance costs	1,189	1,492
Principal repayment on Careem Notes	—	(891)
Principal payments on finance leases	(120)	(175)
Other financing activities	(6)	(10)
Net cash provided by financing activities	9,022	483
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(23)	(167)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	6,398	(4,301)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	8,209	12,067
Reclassification from assets held for sale during the period	34	—
End of period, excluding cash classified within assets held for sale	$14,641	$7,766

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$12,650	$6,154
Restricted cash and cash equivalents-current	33	218
Restricted cash and cash equivalents-non-current	1,958	1,394
Total cash and cash equivalents, and restricted cash and cash equivalents	$14,641	$7,766

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$213	$296
Income taxes, net of refunds	105	68
Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	14,224	—
Conversion of convertible notes to common stock upon initial public offering	4,229	—
Finance lease obligations	196	190
Common stock issued in connection with acquisitions	9	96
Ownership interest in Zomato received in exchange for the divestiture of Uber Eats India operations	—	171
Issuance of initial unsecured convertible notes in connection with Careem acquisition	—	880
Holdback amount of unsecured convertible notes in connection with Careem acquisition	—	754
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber”, “we,” “our,” or “us”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. Uber is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. Uber develops and operates proprietary technology applications supporting a variety of offerings on its platform (“platform(s)” or “Platform(s)”). Uber connects consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, and connects consumers (“Eater(s)”) with restaurants, grocers and other stores (collectively, “Merchants”) and delivery service providers (“Delivery People”) for meal preparation, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Delivery People are collectively referred to as “Driver(s).” Uber also connects consumers with public transportation networks, e-bikes, e-scooters and other personal mobility options. Uber uses this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry. Uber is also developing technologies that will provide autonomous driving vehicle solutions to consumers, networks of vertical take-off and landing vehicles and new solutions to solve everyday problems.
Our technology is used around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe, the Middle East, Africa, and Asia (excluding China and Southeast Asia).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019, included in our Annual Report on Form 10-K.
In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, comprehensive loss, cash flows and the change in equity for the periods presented.
There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 that have had a material impact on our condensed consolidated financial statements and related notes, except for an update reflecting the new accounting standard related to the measurement of credit losses on available-for-sale debt securities and disclosure of our policy related to restructuring and related charges.
The evolving nature of the coronavirus disease COVID-19 (“COVID-19”) pandemic and the extent of its impact across industries and geographies, including the duration and spread of the outbreak, continue to be uncertain and cannot be predicted. Therefore, the results of operations for the three and nine months ended September 30, 2020 may not be indicative of the results to be expected for subsequent quarters and the full fiscal year.
Basis of Consolidation
Our condensed consolidated financial statements include the accounts of Uber Technologies, Inc. and entities consolidated under the variable interest and voting models. All intercompany balances and transactions have been eliminated. Refer to Note 14 – Variable Interest Entities (“VIEs”) for further information.
Use of Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, management evaluates estimates, including, but not limited to: the incremental borrowing rate (“IBR”) applied in lease accounting; fair values of investments and other financial instruments (including the measurement of credit or impairment losses); useful lives of amortizable long-lived assets and intangible assets; fair value of acquired intangible assets and related impairment assessments; impairment of goodwill; stock-based compensation; income taxes and non-income tax reserves; certain deferred tax assets and tax liabilities; insurance reserves; and other contingent liabilities. These estimates are inherently subject to judgment and actual results could differ from those estimates. We considered the impacts of the COVID-19 pandemic on the assumptions and inputs (including market data) supporting certain of these estimates, assumptions and judgments, in particular, our impairment assessment related to the determination of the fair values of certain investments and equity method investments as well as goodwill and the recoverability of long-lived assets. The level of uncertainties and volatility in the global financial markets and economies resulting from the pandemic as well as the uncertainties related to the impact of the pandemic on us and our investees' operations and financial performance means that these estimates may change in future periods, as new events occur and additional information is obtained.
Certain Significant Risks and Uncertainties - COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has rapidly impacted market and economic conditions globally. In an attempt to limit the spread of the virus, various governmental restrictions have been implemented, including business activities and travel restrictions, and “shelter-at-home” orders, that have had an adverse impact on our business and operations by reducing, in particular, the global demand for Mobility offerings. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, it is not possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business operations, results of operations, financial position, liquidity, and cash flows. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak both globally and within the United States, including whether there will be resurgences of COVID-19 in various regions, the impact on capital, foreign currencies exchange and financial markets, governmental or regulatory orders that impact our business and whether the impacts may result in permanent changes to our end-user’ behavior, all of which are highly uncertain and cannot be predicted.
Revenue Recognition
Mobility
During the first quarter of 2020, we began charging end-users a fee for services in certain markets. In these transactions, we enter into a Master Services Agreements (“MSA”) with the end-user to use the platform for a fee. The combination of the MSA and the individual transaction request establishes enforceable rights and obligations for each transaction. We have determined that in these transactions, the end-user is our customer, in addition to the previously disclosed customers, and revenue from these contracts is also recognized under Accounting Standards Codification (“ASC”) 606. In these transactions, in addition to a performance obligation to Drivers, we also have one performance obligation to end-users, which is to connect end-users to Drivers in the marketplace. We recognize revenue when a trip is complete.
We continue to present revenue on a net basis for these transactions, as we do not control the service provided by Drivers to end-users. We recognized total revenue of $61 million and $253 million associated with these fees charged to end-users for the three and nine months ended September 30, 2020, respectively.
Delivery
During the first quarter of 2020, we began charging a direct fee to end-users for delivery services in certain markets. In these transactions, we enter into an MSA with the end-user to use the platform for delivery services for a fee and separately subcontract with Delivery People to provide delivery services to end-users. The combination of the end-user MSA and the individual end-user transaction request establishes enforceable rights and obligations for each transaction. Our contract with end-users creates one performance obligation, which is to provide delivery services to end-users in these markets. We have determined that in these transactions, restaurants and end-users are our customers and revenue from these contracts shall be recognized separately for each under ASC 606. We recognize delivery service revenue associated with our performance obligation over the contract term, which represents our performance over the period of time the delivery is occurring. Our previously disclosed revenue recognition policy for contracts with Merchants remains unchanged.
We present revenue on a gross basis for the delivery of meals, as we control the delivery service in these transactions and we are primarily responsible for delivery. Consistent with previous disclosures, we will continue to present revenue on a net basis for the sale of meals. We recognized revenue of $39 million and $77 million for the three and nine months ended September 30, 2020, respectively and cost of revenue, exclusive of depreciation and amortization of $119 million and $269 million for the three and nine months ended September 30, 2020, respectively for these delivery transactions.
End-user Discounts and Promotions
Any promotions utilized by an end-user in these Mobility and Delivery transactions where the end-user is a customer are accounted for as consideration payable to a customer, and recorded as a reduction of revenue, if we do not receive a distinct good or service or cannot reasonably estimate the fair value of the good or service received.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represents uncollected fare payments from end-users for completed transactions where (i) the payment method is credit card and includes (a) end-user fare amounts not yet settled with payment service providers, and (b) end-user fare amounts settled by payment service providers but not yet remitted to us, or (ii) completed shipments where we invoice Freight Customers (“Shippers”) and payment has not been received. The timing of settlement of amounts due from these parties varies by region and by product. The portion of the fare receivable to be remitted to Drivers and Merchants is included in accrued and other current liabilities. Refer to Note 8 – Supplemental Financial Statement Information for amounts payable to Drivers and Merchants.
Although we pre-authorize forms of payment to mitigate our exposure, we bear the cost of any accounts receivable losses. We record an allowance for doubtful accounts for credit losses for fare and invoiced amounts that may never settle or be collected, as well as for credit card chargebacks including fraudulent credit card transactions. We consider the allowance for doubtful accounts for fare amounts to be direct and incremental costs to revenue earned and, therefore, the costs are included as cost of revenue in the consolidated statements of operations. We estimate the allowance based on historical experience, estimated future payments and geographical trends, which are reviewed periodically and as needed, and amounts are written off when determined to be uncollectable.
Allowance for Credit Losses on Available-for-sale Debt Securities
We account for credit losses on available-for-sale debt securities in accordance with ASC 326, Financial Instruments - Credit Losses (“ASC 326”). We adopted ASC 326 on January 1, 2020, on a modified retrospective basis. Under ASC 326, at each reporting period, we evaluate our available-for-sale debt securities at the individual security level to determine whether there is a decline in the fair value below its amortized cost basis (an impairment). In circumstances where we intend to sell, or are more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statement of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, we then evaluate whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying loan obligors, credit ratings actions, as well as other factors. To determine the portion of a decline in fair value that is credit-related, we compare the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income (loss). Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
Restructuring and Related Charges
Costs associated with management-approved restructuring activities, including reductions in headcount, exiting a market or consolidation of facilities are recognized when they are incurred and may include employee termination benefits, impairment of long-lived assets, impairment of operating lease right-of-use assets, contract termination costs and accelerated lease cost for right-of-use assets that ceased to be used. We record a liability for employee termination benefits either when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated or when management has communicated the termination plan to employees and all of the following conditions have been met: management, having the authority to approve the action, commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications and their locations, and the expected completion date; the plan establishes the terms of the benefit arrangement in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We accrue for costs to terminate contracts other than a lease when we terminate the contract in accordance with the contract terms. Costs that will continue to be incurred for the remaining term of a contract that is not a lease, and provide no economic benefits to us are recognized at the cease-use date. Costs associated with lease contracts are accounted for under the leasing accounting guidance or under the long-lived assets accounting guidance.
Restructuring and related charges are recognized as an operating expense within the condensed consolidated statement of operations and are classified based on our classification policy for each category of operating expense. Personnel costs are classified based on each employee’s classification, impairment of long-lived assets are recorded within general and administrative expenses, and lease costs, including impairments of right-of-use assets, are classified in the same expense line item where each lease’s rent expense was recognized.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” to require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, reasonable and supportable forecasts. The standard also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASC 326 was subsequently amended by ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” We adopted the standard and related amendments effective January 1, 2020 on a modified retrospective basis. The adoption of the new standard did not have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements in ASC 820, “Fair Value

Measurement” (“ASC 820”). We adopted the new standard effective January 1, 2020 on a prospective basis. The adoption of the new standard did not have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. We adopted the new standard effective January 1, 2020 on a prospective basis. The adoption of the new standard did not have a material impact on our condensed consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities,” which amends the guidance for determining whether a decision-making fee is a variable interest and requires organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. We adopted the new standard effective January 1, 2020 on a retrospective basis. The adoption of the new standard did not have a material impact on our condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions for performing intraperiod allocation, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance reduces complexity in certain areas, including franchise taxes that are partially based on income and accounting for tax law changes in interim periods. We early adopted the new standard effective January 1, 2020 on a prospective basis. The adoption of the new standard did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. The standard is effective upon issuance through December 31, 2022 and may be applied at the beginning of the interim period that includes March 12, 2020 or any date thereafter. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which reduces the number of models used to account for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives and modifies the diluted earnings per share calculations for convertible instruments. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the trip or shipment was completed or meal or grocery order delivered. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue is presented in the following tables for the three and nine months ended September 30, 2019 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Mobility revenue	$2,895	$1,365	$7,689	$4,624
Delivery revenue	645	1,451	1,776	3,481
Freight revenue	218	288	512	698
ATG and Other Technology Programs collaboration revenue (1)	17	25	17	75
All Other revenue	38	—	84	35
Total revenue	$3,813	$3,129	$10,078	$8,913
(1) Refer to Note 15 – Non-Controlling Interests for further information on collaboration revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
United States and Canada	$2,407	$1,674	$6,269	$5,066
Latin America ("LatAm")	527	320	1,394	1,049
Europe, Middle East and Africa ("EMEA")	534	641	1,527	1,594
Asia Pacific ("APAC")	345	494	888	1,204
Total revenue	$3,813	$3,129	$10,078	$8,913
Revenue from Contracts with Customers
Mobility Revenue
We derive revenue primarily from fees paid by Mobility Drivers for the use of our platform(s) and related service to facilitate and complete Mobility services and, in certain markets, revenue from fees paid by end-users for connection services obtained via the platform. Mobility revenue also includes immaterial revenue streams such as our Uber for Business (“U4B”), financial partnerships products and Vehicle Solutions. Vehicle Solutions revenue is accounted for as an operating lease as defined under ASC 842.
Delivery Revenue
We derive revenue for Delivery from Merchants’ and Delivery People’s use of the Delivery platform and related service to facilitate and complete Delivery transactions. Additionally, in certain markets where we are responsible for delivery services, delivery fees charged to end-users are also included in revenue, while payments to Delivery People in exchange for delivery services are recognized in cost of revenue.
Freight Revenue
Freight revenue consists of revenue from freight transportation services provided to shippers.
All Other Revenue
Prior to the second quarter of 2020, All Other revenue (formerly our Other Bets segment) consisted primarily of revenue from New Mobility products, including dockless e-bikes, and Platform Incubator group offerings, which are responsible for innovating new services and use cases on our platform to drive long-term growth and cross-platform customer engagement, and other immaterial revenue streams. New Mobility revenue is accounted for as an operating lease as defined under ASC 842. After the JUMP Divestiture during the second quarter of 2020, revenue from New Mobility products, including dockless e-bikes, was no longer material. Refer to Note 17 – Divestitures for further information regarding the JUMP Divestiture.
Contract Balances
During the second quarter of 2020, we modified a revenue contract originally entered into in 2018. As a result of the modification, the consideration allocated to an unfulfilled performance obligations is no longer material.
Our contract assets for performance obligations satisfied prior to payment or contract liabilities for consideration collected prior to satisfying the performance obligations are not material as of December 31, 2019 and September 30, 2020.

Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following as of December 31, 2019 and September 30, 2020 (in millions):

	As of
	December 31, 2019	September 30, 2020
Classified as short-term investments:
Marketable debt securities (1):
Commercial paper	$148	$417
U.S. government and agency securities	93	362
Corporate bonds	199	353
Short-term investments	$440	$1,132

Classified as investments:
Non-marketable equity securities:
Didi (2)	$7,953	$6,299
Other (3)	204	254
Non-marketable debt securities:
Grab (4)	2,336	2,347
Other (3)	34	—
Note receivable from a related party (3), (5)	—	83
Investments	$10,527	$8,983
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.
(2) In 2016, we completed the sale of our interest in Uber China to Didi and received approximately 52 million shares of Didi’s Series B-1 preferred stock as consideration valued at approximately $6.0 billion at the time of the transaction.
(3) These balances include certain investments recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.
(4) Recorded at fair value with changes in fair value recorded in other comprehensive income (loss), net of tax, unless subject to credit loss.
(5) Consists of the Lime Convertible Note. Neutron Holdings, Inc. (“Lime”) is considered a related party as a result of our investment in Lime Common Stock. For further information, see the section titled “2020 Lime Investments” below and Note 17 – Divestitures.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2019				As of September 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$5,104	$—	$—	$5,104	$2,355	$—	$—	$2,355
Commercial paper	—	233	—	233	—	562	—	562
U.S. government and agency securities	—	153	—	153	—	458	—	458
Corporate bonds	—	199	—	199	—	364	—	364
Non-marketable debt securities	—	—	2,370	2,370	—	—	2,347	2,347
Non-marketable equity securities	—	—	98	98	—	—	53	53
Note receivable from a related party	—	—	—	—	—	—	83	83
Total financial assets	$5,104	$585	$2,468	$8,157	$2,355	$1,384	$2,483	$6,222

During the nine months ended September 30, 2020, we did not make any transfers between the levels of the fair value hierarchy.
The following table summarizes the amortized cost and fair value of our debt securities with a stated contractual maturity or redemption date as of September 30, 2020 (in millions):

	As of September 30, 2020
	Amortized Cost	Fair Value
Within one year	$1,336	$1,338
One year through five years	2,327	2,393
Total	$3,663	$3,731
The following table summarizes the amortized cost, unrealized gains and losses, fair value and, beginning in 2020, allowance for credit loss, of our debt securities at fair value on a recurring basis as of December 31, 2019 and September 30, 2020 (in millions):

	As of December 31, 2019				As of September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$233	$—	$—	$233	$562	$—	$—	$—	$562
U.S. government and agency securities	153	—	—	153	458	—	—	—	458
Corporate bonds	199	—	—	199	362	2	—	—	364
Non-marketable debt securities	2,309	61	—	2,370	2,281	66	—	—	2,347
Total	$2,894	$61	$—	$2,955	$3,663	$68	$—	$—	$3,731
The following table presents information about the allowance for credit losses on debt securities (in millions):

Non-marketable Debt Securities
Balance as of January 1, 2020	$—
Impact due to adoption of ASU 2016-13	—
Credit losses on securities for which credit losses were not previously recorded	(173)
Decrease to allowance for credit loss previously recorded	173
Balance as of September 30, 2020	$—
We measure our cash equivalents and certain investments at fair value. Level 1 instrument valuations are based on quoted market prices of the identical underlying security. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations are valued based on unobservable inputs and other estimation techniques due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.
Our Level 3 non-marketable debt securities as of December 31, 2019 and September 30, 2020 primarily consist of redeemable preferred stock investments in privately held companies without readily determinable fair values.
Depending on the investee’s financing activity in a reporting period, management’s estimate of fair value may be primarily derived from the investee’s financing transactions, such as the issuance of preferred stock to new investors. The price in these transactions generally provides the best indication of the enterprise value of the investee. Additionally, based on the timing, volume, and other characteristics of the transaction, we may supplement this information by using other valuation techniques, including the guideline public company approach. The guideline public company approach relies on publicly available market data of comparable companies and uses comparative valuation multiples of the investee’s revenue (actual and forecasted), and therefore, unobservable data used in this valuation technique primarily consists of short-term revenue projections.
Once the fair value of the investee is estimated, an option-pricing model (“OPM”) is employed to allocate value to various classes of securities of the investee, including the class owned by us. The model involves making assumptions around the investees’ time to liquidity and volatility.
An increase or decrease in any of the unobservable inputs in isolation, such as the security price in a financing transaction of the investee, could result in a material increase or decrease in our estimate of fair value. Other unobservable inputs, including short-term revenue projections, time to liquidity, and volatility are less sensitive to the valuation in the respective reporting periods, as a result of the primary weighting on the investee’s financing transactions. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on our estimate of fair value.

We determine realized gains or losses on the sale of equity and debt securities on a specific identification method.
Grab Investment
The following table summarizes information about the significant unobservable inputs used in the fair value measurement for our investment in Grab as of December 31, 2019 and September 30, 2020:

Fair value method	Relative weighting	Key unobservable inputs
Financing transactions	100%	Transaction price per share	$6.16
		Volatility	54%
		Estimated time to liquidity	1.8 - 2.5 years
During the first quarter of 2020, we determined the fair value of our available-for-sale debt securities in Grab had declined below their amortized cost based on an analysis of the observed valuation declines of Grab’s publicly-traded competitive peer group and representative stock market indices. These observed inputs were considered indicative of changes in the fair value of the Grab securities. Using the analysis, we computed a downward market adjustment of 10% that was applied to the valuation derived from Grab’s latest financing transaction which occurred earlier in the first quarter of 2020 and prior to the announcement of COVID-19 as a global pandemic, impacting global demand for Mobility services. As a result, the carrying value of the investment in Grab was reduced by $230 million; $57 million reduced the previously recognized unrealized gain in other comprehensive income (loss), net of tax, and the remaining $173 million, representing the difference between the fair value and amortized cost of the securities, was recognized as an allowance for credit loss in the condensed consolidated balance sheet and a corresponding credit-related impairment charge recorded to other income (expense), net in the condensed consolidated statement of operations. Due to the significant uncertainty about Grab’s ability to repay the redemption amount of the securities on the redemption date, the amount expected to be collected is considered to be less than the fair value of the securities. Therefore, the entire decline in fair value below amortized cost was considered to reflect a credit-related impairment charge.
As of September 30, 2020, the fair value of our Grab investment was determined by referencing an equity financing transaction closed by the investee during the third quarter of 2020. As a result, the fair value of our Grab investment increased by $226 million from June 30, 2020; $160 million was recognized as a reversal of the previously recorded allowance for credit loss in the condensed consolidated balance sheet and a corresponding reversal of the credit-related impairment charge to other income (expense), net in the condensed consolidated statement of operations. The remaining $66 million of unrealized gain was recorded in other comprehensive income (loss), net of tax.
2020 Lime Investments
Our ownership in Lime is comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”). The 2020 Lime Investments were received as part of the transaction by which we divested of our JUMP business. Refer to Note 17 – Divestitures for further information regarding the JUMP Divestiture and the 2020 Lime Investments. Our investment in Lime Common Stock and representation on Lime’s board of directors gives us the ability to exercise significant influence over Lime. We elected to apply the fair value option to our Lime Common Stock investment and therefore we are applying fair value accounting to all of the 2020 Lime Investments which provides for consistency of accounting treatment. The 2020 Lime Investments are measured at fair value on a recurring basis with changes in fair value reflected in earnings. The fair value of the 2020 Lime Investments as of September 30, 2020 of $136 million was determined by referencing a recent transaction in a convertible note that is junior to the Lime Convertible Note and used as an input to an OPM. Other key inputs to the OPM were a discount rate of 22%, volatility of 66% and time to liquidity of 2.0 years.

Financial Assets Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets measured and recorded at fair value on a recurring basis as of September 30, 2020, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Debt Securities	Non-marketable Equity Security	Note Receivable
Balance as of December 31, 2018	$2,370	$—	$—
Total net gains (losses)
Included in earnings	(8)	11	—
Included in other comprehensive income (loss)	4	—	—
Purchases (1)	4	56	—
Transfers (2)	—	31	—
Balance as of December 31, 2019	2,370	98	—
Total net gains (losses)
Included in earnings	(27)	(87)	(8)
Included in other comprehensive income (loss)	9	—	—
Purchases	3	65	91
Impairments	—	—	—
Sales	(8)	(22)	—
Balance as of September 30, 2020	$2,347	$54	$83
(1) Purchases in non-marketable equity security include warrants to purchase shares of a private company that vest as certain performance criteria are met during the period.
(2) Transfers include a non-marketable equity security that was previously measured at fair value on a non-recurring basis as of December 31, 2018 for which we elected to apply the fair value option during the year ended December 31, 2019. Management’s key inputs and assumptions used to determine an estimate of fair value for this investment is based on an OPM and price of the underlying security in recent financing transactions.
There is significant uncertainty over the collectability of the contractual interest on the Grab investment and as a result we have elected to apply a non-accrual policy to this investment. In determining whether a non-accrual policy is appropriate, we considered, among other factors, the reasonable possibility of a Grab initial public offering, the ability of Grab to pay the accumulated interest on all preferred securities on or after the redemption date, and the likelihood of a redemption occurring. If we had recorded accrued interest on the Series G preference shares, we would have recognized additional interest income of $36 million and $106 million for the three and nine months ended September 30, 2019, respectively, and $38 million and $113 million for the three and nine months ended September 30, 2020, respectively.
Assets Measured at Fair Value on a Non-Recurring Basis
Non-Financial Assets
Our non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to our investment in Didi. The carrying value of our non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the condensed consolidated statements of operations. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because we estimate the fair value of these securities based on valuation methods, including the common stock equivalent (“CSE”) and OPM methods, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities it holds.
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the condensed consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the three and nine months ended September 30, 2019 and 2020. The amounts are based on the selling price of newly issued shares of similar preferred stock to new investors using a hybrid method which applies probabilities to possible scenarios valued using the CSE method, and OPM, which contemplates the rights and preferences of the securities we hold.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Upward adjustments	$—	$—	$22	$—
Downward adjustments (including impairment)	—	—	—	(1,690)
Total unrealized gain (loss) for non-marketable equity securities	$—	$—	$22	$(1,690)
We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. This evaluation consisted of several factors including, but not limited to, an assessment of a significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which our investees operate, and other publicly available information that affected the value of our non-marketable equity securities. As a result of the deterioration in economic and market conditions arising from COVID-19, we determined an impairment indicator existed as of March 31, 2020 and the fair value of certain investments, primarily our investment in Didi, was less than their carrying value.
To determine the fair value of our investment in Didi as of March 31, 2020, we utilized a hybrid approach, incorporating a CSE method along with an OPM, weighted at 80% and 20%, respectively. The CSE method assumes an if-converted scenario, where the OPM approach allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences. We computed a range of market adjustments based on observed market valuation declines of Didi’s representative stock market indices and publicly-traded competitive peer group since the latest transaction in similar securities occurred in the prior year and prior to the announcement of COVID-19 as a global pandemic, impacting global demand for ridesharing services. These inputs are considered indicative of changes in the fair value of Didi equity. Market adjustments within the range were applied to the Didi equity valuation derived from the latest financing transaction in similar securities which were then used in the CSE and OPM approaches to obtain the fair value of the Didi securities owned by us. A lower adjustment within the range was applied to the enterprise value used in the CSE allocation compared to a higher downward adjustment for purposes of allocating value in the OPM approach. The value adjustment differential was attributable to several factors including possible exit scenarios, as an initial public offering (“IPO”) event would result in higher valuation (due to access to public markets and reduction in cost of capital), reduces valuation uncertainty, and generally assumes market and macro-economic conditions that are comparatively more favorable than an otherwise prolonged stay-private scenario. As a result of the valuation performed, we recorded an impairment charge of $1.7 billion in other income (expense), net in our condensed consolidated statement of operations during the first quarter of 2020.
The following table summarizes information about the significant unobservable inputs used in the valuation for our investment in Didi as of March 31, 2020:

Fair value method	Key unobservable inputs
CSE	Market adjustment	(20)%

OPM	Volatility	39%
	Estimated time to liquidity	2.0 years
	Market adjustment	(40)%
There was no remeasurement event for the investment in Didi during the three months ended June 30, 2020 and September 30, 2020. We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2020.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held as of December 31, 2019 and September 30, 2020 including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2019	September 30, 2020
Initial cost basis	$6,075	$6,256
Upward adjustments	1,984	1,984
Downward adjustments (including impairment)	—	(1,690)
Total carrying value at the end of the period	$8,059	$6,550

Note 4 – Equity Method Investments
The carrying value of our equity method investments as of December 31, 2019 and September 30, 2020 were as follows (in millions):

	As of
	December 31, 2019	September 30, 2020
MLU B.V.	$1,224	$1,097
Mission Bay 3 & 4 (1)	140	46
Other	—	47
Equity method investments	$1,364	$1,190
(1) Refer to Note 14 – Variable Interest Entities (“VIEs”) for further information on our interest in Mission Bay 3 & 4.
MLU B.V.
During the first quarter of 2018, we closed a transaction that contributed the net assets of our Uber Russia/CIS operations into a newly formed private limited liability company (“MLU B.V.” or “Yandex.Taxi joint venture”), with Yandex and our holding ownership interests in MLU B.V. In exchange for consideration contributed, we received a seat on MLU B.V.’s board and an initial 38% equity ownership interest consisting of common stock in MLU B.V. Certain contingent equity issuances of MLU B.V. may dilute our equity ownership interest to approximately 35%. The investment was determined to be an equity method investment due to our ability to exercise significant influence over MLU B.V. The initial fair value of our equity method investment in MLU B.V. was estimated using discounted cash flows of MLU B.V.
During the third quarter of 2020, Yandex contributed its Yandex.Carsharing business (“Drive”) into MLU B.V. in exchange for an additional equity interest. The contribution of Drive into MLU B.V. resulted in the dilution of our ownership in MLU B.V. from 38% to 35%. The gain recognized on the dilution of our interest was not material to our consolidated results of operations for the three months ended September 30, 2020. Our equity ownership interest in MLU B.V. was 35% as of September 30, 2020. For the three and nine months ended September 30, 2020, an immaterial amount of loss was recognized on our MLU B.V. equity method investment. As part of this transaction, MLU B.V. contributed the assets and liabilities of its autonomous driving unit into a new legal entity, Yandex Self Driving Group B.V. (“SDG”), in which Yandex contributed additional capital. The reduction of our ownership interest to 20% in SDG, valued at $42 million, did not result in a material dilution gain.
Included in the carrying value of MLU B.V. is the basis difference, net of amortization, between the original cost of the investment and our proportionate share of the net assets of MLU B.V. The carrying value of the equity method investment is primarily adjusted for our share in the income or losses of MLU B.V. and amortization of basis differences. Equity method goodwill and intangible assets, net of accumulated amortization are also adjusted for currency translation adjustments representing fluctuations between the functional currency of the investee, the Ruble and the U.S. Dollar. The Ruble depreciated against the U.S. dollar by approximately 12% between June 30, 2020 and September 30, 2020. The movement in exchange rates will be reflected in the carrying value of the investment with a corresponding adjustment to other comprehensive income (loss) in our consolidated financial statements at December 31, 2020, as we record our share of MLU B.V.’s earnings and reflect our share of MLU B.V.'s net assets on a one-quarter lag basis.
The table below provides the composition of the basis difference as of September 30, 2020 (in millions):

As of September 30, 2020
Equity method goodwill	$802
Intangible assets, net of accumulated amortization	93
Deferred tax liabilities	(21)
Cumulative currency translation adjustments	(138)
Basis difference	$736
We amortize the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible assets is approximately 4.2 years as of September 30, 2020. Equity method goodwill is not amortized. The investment balance is reviewed for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable. As of September 30, 2020, there was no impairment in our investment of MLU BV. The future effect of the COVID-19 pandemic and related government actions as well as other factors will continue to be monitored.
Mission Bay 3 & 4
The Mission Bay 3 & 4 JV refers to Event Center Office Partners, LLC (“ECOP”), a joint venture entity established in March 2018, by Uber and two companies (“LLC Partners”) to manage the construction and operation of two office buildings owned by two

ECOP wholly-owned subsidiaries. We contributed $136 million cash in exchange for a 45% interest in ECOP. The two LLC Partners own 45% and 10%, respectively. The amount of contributed cash was recorded as an equity method investment.
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
As of September 30, 2020, the equity method investment for Mission Bay 3 & 4 was $46 million. The equity ownership interest in ECOP was 45% as of December 31, 2019 and September 30, 2020. For the three and nine months ended September 30, 2020, an immaterial amount of equity earnings was recognized. As of December 31, 2019 and September 30, 2020, we determined that there was no impairment of our investment in ECOP.
Note 5 – Leases
The components of lease expense were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Lease cost
Finance lease cost:
Amortization of assets	$39	$53	$110	$146
Interest on lease liabilities	4	4	12	12
Operating lease cost (1)	84	170	230	381
Short-term lease cost	4	4	22	14
Variable lease cost	26	21	80	83
Sublease income	—	(1)	(1)	(2)
Total lease cost	$157	$251	$453	$634
(1) We exited certain leased offices, primarily due to the City of San Francisco’s extended shelter-in-place orders, resulting in accelerated lease cost of $80 million for the three months ended September 30, 2020.
We did not enter into nor commence any new material operating or finance leases during the three and nine months ended September 30, 2020. The assumptions used to value leases for the periods presented were as follows:

	As of
	December 31, 2019	September 30, 2020
Weighted-average remaining lease term
Operating leases	16 years	16 years
Finance leases	2 years	2 years
Weighted-average discount rate
Operating leases	7.1%	7.1%
Finance leases	5.0%	5.4%

Maturities of lease liabilities were as follows (in millions):

	As of September 30, 2020
	Operating Leases	Finance Leases
Remainder of 2020	$52	$47
2021	222	183
2022	300	100
2023	266	19
2024	224	—
Thereafter	2,238	—
Total undiscounted lease payments	3,302	349
Less: imputed interest	(1,600)	(17)
Total lease liabilities	$1,702	$332
As of September 30, 2020, we had additional operating leases and finance leases, primarily for corporate offices and servers, that have not yet commenced of $537 million and $4 million, respectively. These operating and finance leases will commence between fiscal years 2020 and 2022 with lease terms ranging from 3 to 11 years.
Mission Bay 1 & 2
In 2015, we entered into a joint venture (“JV”) agreement with a real estate developer (“JV Partner”) to develop land (“the Land”) in San Francisco to construct our new headquarters (the “Headquarters”). The Headquarters will consist of two adjacent office buildings totaling approximately 423,000 rentable square feet. In connection with the JV arrangement, we had acquired a 49% interest in the JV, the principal asset of which was the Land.
In 2016, we and the JV Partner agreed to dissolve the JV and terminate our commitment to the lease of the Headquarters (together “the real estate transaction”) and we retained a 49% indirect interest in the Land (“Indirect Interest”). Under the terms of the real estate transaction, we obtained the rights and title to the partially constructed building, will complete the development of the two office buildings and retain a 100% ownership in the buildings. In connection with the real estate transaction, we also executed two 75-year land lease agreements (“Land Leases”). As of September 30, 2020, commitments under the Land Leases total $155 million until February 2032. After 2032, the annual rent amount will adjust annually based on the prevailing consumer price index.
The real estate transaction is accounted for as a financing transaction of our 49% Indirect Interest due to our continuing involvement through a purchase option on the Indirect Interest. As a financing transaction, the cash and deferred sales proceeds received from the real estate transaction are recorded as a financing obligation. As of September 30, 2020, our Indirect Interest of $65 million is included in property and equipment, net and a corresponding financing obligation of $77 million is included in other long-term liabilities. Future land lease payments of $1.7 billion will be allocated 49% to the financing obligation of the Indirect Interest and 51% to the operating lease of land.
Future minimum payments related to the financing obligations as of September 30, 2020 are summarized below (in millions):

Future Minimum Payments
Fiscal Year Ending December 31,
Remainder of 2020	$1
2021	6
2022	6
2023	6
2024	6
Thereafter	827
Total	$852
Note 6 – Goodwill, Intangible Assets and Long-Lived Assets
Goodwill
On January 2, 2020, we completed the acquisition of substantially all of the assets of Careem Inc. (“Careem”) and certain of its subsidiaries. The acquisition was accounted for as a business combination, resulting in the recognition of $2.5 billion in goodwill in our Mobility segment and $540 million in intangible assets. Refer to Note 16 – Business Combinations for further information.
On July 6, 2020, we closed on a purchase agreement to acquire Cornershop Global LLC (“CS-Global”), and its wholly owned subsidiaries operating in Brazil, Chile, Colombia, Costa Rica, Canada, U.S., and Peru. The agreement was accounted for as a business combination, resulting in the recognition of $370 million in goodwill in our Delivery segment and $122 million in intangible assets. Refer to Note 16 – Business Combinations for further information.
On July 14, 2020, we acquired 100% of the equity of Routematch Holdings, Inc. (“Routematch”). The acquisition was accounted for as a business combination, resulting in the recognition of $89 million in goodwill in our Mobility segment. Refer to Note 16 – Business Combinations for further information.
The following table presents the changes in the carrying value of goodwill, by segment, for the nine months ended September 30, 2020 (in millions):

	Mobility	Delivery	Freight	ATG and Other Technology Programs	All Other	Total Goodwill
Balance as of December 31, 2019	$25	$13	$—	$29	$100	$167
Acquisitions (Note 16)	2,573	370	—	—	—	2,943
Goodwill impairment	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	(22)	—	—	—	—	(22)
Balance as of September 30, 2020	$2,576	$383	$—	$29	$—	$2,988
Goodwill Impairment
During the three months ended March 31, 2020, prior to the JUMP Divestiture in May 2020, market, macroeconomic and business conditions resulting from the COVID-19 pandemic indicated that it was more likely than not that the carrying value of our New Mobility reporting unit within our previous Other Bets segment (subsequently renamed All Other after the JUMP Divestiture), exceeded its fair value. As a result, we performed an interim goodwill impairment test by comparing the fair value of the New Mobility reporting unit to its carrying value. Fair value was determined by referencing market valuation multiples implied by companies that have comparable businesses which is a Level 3 measurement. The carrying value of our New Mobility reporting unit exceeded its fair value, and as a result, during the three months ended March 31, 2020, a goodwill impairment charge of $100 million was recorded in general and administrative expenses in the condensed consolidated statement of operations, after consideration of impairments of long-lived and other assets of the reporting unit. Further, during the three months ended June 30, 2020, our remaining long-lived assets in the New Mobility asset group that were not transferred to Lime as part of the JUMP Divestiture were impaired resulting in immaterial losses.
In light of the impact of the COVID-19 pandemic on macroeconomic conditions and demand for Mobility, we also considered whether it was more likely than not the fair value of our Mobility reporting unit was below its carrying value. Based on an analysis of qualitative and quantitative factors, including market valuation multiples of public companies operating in the same business and considering the significant excess of the fair value attributable to the Mobility reporting unit over its carrying value, we determined that Mobility goodwill was not impaired as of September 30, 2020.
Intangible Assets
The components of intangible assets, net as of December 31, 2019 and September 30, 2020 were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2019
Developed technology (1)	$94	$(35)	$59	3
Patents	16	(4)	12	8
Other	3	(3)	—	—
Intangible assets	$113	$(42)	$71

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Weighted Average Remaining Useful Life - Years
September 30, 2020
Rider and Merchant relationships (2)	$320	$(15)	$—	$305	14
Captains network (3)	40	(30)	—	10	0
Developed technology (1), (2)	270	(64)	(23)	183	2
Trade names and trademarks (2)	154	(11)	—	143	8
Patents	17	(6)	—	11	8
Other	5	(3)	—	2	—
Intangible assets	$806	$(129)	$(23)	$654
(1) Developed technology intangible assets include in-process research and development (“IPR&D”), which is not subject to amortization, of $31 million and $31 million as of December 31, 2019 and September 30, 2020, respectively.
(2) Primarily includes intangible assets acquired from Careem and CS-Global. Refer to Note 16 – Business Combinations for further information.
(3) Consists of intangible assets acquired from Careem. Refer to Note 16 – Business Combinations for further information.
Amortization expense for intangible assets subject to amortization was $4 million and $32 million for the three months ended September 30, 2019 and 2020, respectively. Amortization expense for intangible assets subject to amortization was $12 million and $85 million for the nine months ended September 30, 2019 and 2020, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2020 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2020	$32
2021	87
2022	86
2023	86
2024	51
Thereafter	283
Total	$625
Impairment of Definite-Lived Intangible and Long-Lived Assets
The following table presents the definite-lived intangible and long-lived asset impairment charges recorded in the condensed consolidated statements of operations by asset class during the three and nine months ended September 30, 2020 (in millions):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Intangible assets	$—	$23
Property and equipment	50	140
Operating lease right-of-use assets	26	76
Total	$76	$239
During the three months ended September 30, 2020, we exited, and made available for sublease, certain leased offices, primarily due to the City of San Francisco's extended shelter-in-place orders. This decision resulted in asset impairments of $76 million. We did not record any impairment charges during the three and nine months ended September 30, 2019.

Note 7 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates were as follows (in millions, except for percentages):

	As of
	December 31, 2019	September 30, 2020	Effective Interest Rate
2016 Senior Secured Term Loan	$1,113	$1,104	6.1%
2018 Senior Secured Term Loan	1,478	1,466	6.2%
2023 Senior Note	500	500	7.7%
2025 Senior Note	—	1,000	7.7%
2026 Senior Note	1,500	1,500	8.1%
2027 Senior Note	1,200	1,200	7.7%
2028 Senior Note	—	500	7.0%
Total debt	5,791	7,270
Less: unamortized discount and issuance costs	(57)	(76)
Less: current portion of long-term debt	(27)	(527)
Total long-term debt	$5,707	$6,667
2016 Senior Secured Term Loan
In July 2016, we entered into a secured term loan agreement with a syndicate of lenders to issue senior secured floating-rate term loans for a total of $1.2 billion in proceeds, net of debt discount of $23 million and debt issuance costs of $13 million, with a maturity date of July 2023 (the “2016 Senior Secured Term Loan”).
On June 13, 2018, we entered into an amendment to the 2016 Senior Secured Term Loan agreement which increased the effective interest rate to 6.1% on the outstanding balance of the 2016 Senior Secured Term Loan as of the amendment date. The maturity date for the 2016 Senior Secured Term Loan remains July 13, 2023. The amendment qualified as a debt modification that did not result in an extinguishment except for an immaterial syndicated amount of the loan.
The 2016 Senior Secured Term Loan is guaranteed by certain of our material domestic restricted subsidiaries. The 2016 Senior Secured Term Loan agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of September 30, 2020. The credit agreement also contains customary events of default. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries. The 2016 Senior Secured Term Loan also contains restrictions on the payment of dividends.
2018 Senior Secured Term Loan
In April 2018, we entered into a secured term loan agreement with a syndicate of lenders to issue secured floating-rate term loans totaling $1.5 billion in proceeds, net of debt discount of $8 million and debt issuance costs of $15 million, with a maturity date of April 2025 (the “2018 Senior Secured Term Loan”). The 2018 Senior Secured Term Loan was issued on a pari passu basis with the existing 2016 Senior Secured Term Loan. The debt discount and debt issuance costs are being amortized to interest expense at an effective interest rate of 6.2%. The 2018 Senior Secured Term Loan is guaranteed by certain of our material domestic restricted subsidiaries. The 2018 Senior Secured Term Loan agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of September 30, 2020. The credit agreement also contains customary events of default. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair values of our 2016 Senior Secured Term Loan and the 2018 Senior Secured Term Loan were $1.1 billion and $1.5 billion, respectively, as of September 30, 2020 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
In October 2018, we issued five-year notes with an aggregate principal amount of $500 million due on November 1, 2023 and eight-year notes with an aggregate principal amount of $1.5 billion due on November 1, 2026 (the “2023 and 2026 Senior Notes”) in a private placement offering totaling $2.0 billion. We issued the 2023 and 2026 Senior Notes at par and paid approximately $9 million for debt issuance costs. The interest is payable semi-annually in arrears on May 1 and November 1 of each year at 7.5% per annum and 8.0% per annum, respectively, beginning on May 1, 2019, and the entire principal amount is due at the time of maturity.
In September 2019, we issued eight-year notes with an aggregate principal amount of $1.2 billion due on September 15, 2027 (the “2027 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). We issued the 2027 Senior Notes at par and paid approximately $11 million for debt issuance costs.

The interest is payable semi-annually in arrears on March 15 and September 15 of each year at 7.5% per annum, beginning on March 15, 2020, and the entire principal amount is due at the time of maturity.
In May 2020, we issued five-year notes with an aggregate principal amount of $1.0 billion due on May 15, 2025 (the “2025 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2025 Senior Notes at par and paid approximately $8 million for debt issuance costs. The interest is payable semi-annually in arrears on May 15 and November 15 of each year at 7.5% per annum, beginning on November 15, 2020, and the entire principal amount is due at the time of maturity.
In September 2020, we issued eight-year notes with an aggregate principal amount of $500 million due on January 15, 2028 (the “2028 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2028 Senior Notes at par and paid approximately $5 million for debt issuance costs. The interest is payable semi-annually in arrears on January 15 and July 15 of each year at 6.25% per annum, beginning on July 15, 2021, and the entire principal amount is due at the time of maturity. On October 21, 2020, we used the net proceeds from this offering, along with cash on hand, to redeem all of our 7.5% Senior Notes due 2023 (the “2023 Senior Notes”), of which $500 million aggregate principal amount was outstanding as of September 30, 2020. Refer to Note 19 – Subsequent Events for further information.
The 2023, 2025, 2026, 2027 and 2028 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens. We were in compliance with all covenants as of September 30, 2020.
The total fair value of our Senior Notes were $5.0 billion as of September 30, 2020 and were determined based on quoted market pricing that are less active, which is considered a Level 2 valuation input.
The following table presents the amount of interest expense recognized relating to the contractual interest coupon, amortization of the debt discount and issuance costs, and the internal rate of return (“IRR”) payout with respect to the Senior Secured Term Loan, the 2021 and 2022 convertible notes, and the Senior Notes for the three and nine months ended September 30, 2019 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Contractual interest coupon	$83	$118	$338	$333
Amortization of debt discount and issuance costs	2	3	80	8
8% IRR payout	—	—	26	—
Total interest expense from long-term debt	$85	$121	$444	$341
Revolving Credit Arrangements
We have a revolving credit agreement initially entered in 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). In conjunction with our entry into the 2016 Senior Secured Term Loan, the revolving credit facility agreements were amended to include as collateral the same intellectual property of Uber and the same equity of certain material foreign subsidiaries that were pledged as collateral under the 2016 Senior Secured Term Loan. The credit facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of September 30, 2020, there was no balance outstanding on the Revolving Credit Facility.
Letters of Credit
Our insurance subsidiary maintains agreements for letters of credit to guarantee the performance of insurance related obligations that are collateralized by cash or investments of the subsidiary. For purposes of securing obligations related to leases and other contractual obligations, we also maintain an agreement for letters of credit, which is collateralized by our Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2019 and September 30, 2020, we had letters of credit outstanding of $570 million and $632 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $213 million and $213 million, respectively.

Note 8 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2019 and September 30, 2020 were as follows (in millions):

	As of
	December 31, 2019	September 30, 2020
Prepaid expenses	$571	$426
Other receivables	428	366
Other	300	343
Prepaid expenses and other current assets	$1,299	$1,135
Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2019 and September 30, 2020 were as follows (in millions):

	As of
	December 31, 2019	September 30, 2020
Accrued legal, regulatory and non-income taxes	$1,539	$1,740
Accrued Drivers and Merchants liability	369	435
Accrued professional and contractor services	352	254
Accrued compensation and employee benefits	403	357
Accrued marketing expenses	114	108
Other accrued expenses	361	431
Commitment to issue unsecured convertible notes in connection with Careem acquisition (1)	—	468
Income and other tax liabilities	194	147
Government and airport fees payable	162	93
Short-term finance lease obligation for computer equipment	165	181
Accrued interest on long-term debt	93	133
Current portion of long-term debt	27	527
Short-term deferred revenue	76	121
Other	195	222
Accrued and other current liabilities	$4,050	$5,217
(1) Refer to Note 16 – Business Combinations for further information regarding the Careem acquisition.
Other Long-Term Liabilities
Other long-term liabilities as of December 31, 2019 and September 30, 2020 were as follows (in millions):

	As of
	December 31, 2019	September 30, 2020
Deferred tax liabilities	$1,027	$787
Commitment to issue unsecured convertible notes in connection with Careem acquisition (1)	—	301
Financing obligation	78	76
Income tax liabilities	70	87
Other	237	233
Other long-term liabilities	$1,412	$1,484
(1) Refer to Note 16 – Business Combinations for further information regarding the Careem acquisition.

Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2019 and 2020 were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2018	$(228)	$40	$(188)
Other comprehensive income before reclassifications	3	—	3
Amounts reclassified from accumulated other comprehensive income	—	—	—
Other comprehensive income	3	—	3
Balance as of September 30, 2019	$(225)	$40	$(185)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2019	$(231)	$44	$(187)
Other comprehensive income (loss) before reclassifications	(268)	10	(258)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(268)	10	(258)
Balance as of September 30, 2020	$(499)	$54	$(445)
Other Income (Expense), Net
The components of other income (expense), net, for the three and nine months ended September 30, 2019 and 2020 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Interest income	$76	$7	$184	$51
Foreign currency exchange gains (losses), net	8	(47)	—	(104)
Gain on business divestitures, net (1)	—	—	—	127
Unrealized gain (loss) on debt and equity securities, net (2)	(13)	(7)	1	(123)
Allowance reversal (impairment) of debt and equity securities (3)	—	160	—	(1,690)
Change in fair value of embedded derivatives	—	—	58	—
Gain on extinguishment of convertible notes and settlement of derivatives (4)	—	—	444	—
Other, net	(22)	38	20	51
Other income (expense), net	$49	$151	$707	$(1,688)
(1) During the nine months ended September 30, 2020, gain on business divestitures, net primarily represents a $154 million gain on the sale of our Uber Eats India operations to Zomato Media Private Limited (“Zomato”) recognized in the first quarter of 2020, partially offset by a $27 million loss on the sale of our JUMP operations to Lime during the second quarter of 2020. Refer to Note 17 – Divestitures for further information.
(2) During the three and nine months ended September 30, 2019 and 2020, we recorded changes to the fair value of investments in securities accounted for under the fair value option.
(3) During the three months ended September 30, 2020, we recorded a reversal of the previously recorded allowance for credit loss on our investment in Grab, initially recognized in the first quarter of 2020. During the nine months ended September 30, 2020, we recorded an impairment charge of $1.7 billion, primarily related to our investment in Didi recognized during the first quarter of 2020. Refer to Note 3 – Investments and Fair Value Measurement for further information.
(4) During the nine months ended September 30, 2019, we recognized a $444 million gain on extinguishment of our 2021 and 2022 convertible notes and settlement of derivatives in connection with our IPO, recognized during the second quarter of 2019. Refer to Note 9 – Stockholders' Equity for additional information regarding our IPO.

Note 9 – Stockholders' Equity
Equity Compensation Plans
We maintain four equity compensation plans that provide for the issuance of shares of our common stock to our officers and other employees, directors, and consultants: the 2010 Stock Plan (the “2010 Plan”), the 2013 Equity Incentive Plan (the “2013 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and the 2019 Employee Stock Purchase Plan (the “ESPP”), which have all been approved by stockholders. Following our IPO, we have only issued awards under the 2019 Plan and the ESPP, and no additional awards will be granted under the 2010 and 2013 Plans. These plans provide for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance-based awards, and other awards (that are based in whole or in part by reference to our common stock).
Initial Public Offering
On May 14, 2019, we closed our IPO, in which we issued and sold 180 million shares of our common stock. The price was $45.00 per share. We received net proceeds of approximately $8.0 billion from the IPO after deducting underwriting discounts and commissions of $106 million and offering expenses. Upon closing of the IPO: (i) all shares of our outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock; (ii) holders of the 2021 and 2020 convertible notes elected to convert all outstanding notes into 94 million shares of common stock; and, (iii) an outstanding warrant which became exercisable upon the closing of the IPO was exercised to purchase 0.2 million shares of common stock. In addition, we recognized a net gain of $327 million in other income (expense), net in the condensed consolidated statement of operations upon conversion of the 2021 and 2022 convertible notes during the second quarter of 2019, which consisted of $444 million gain on extinguishment of debt and settlement of derivatives, partially offset by $117 million loss from the change in fair value of embedded derivatives prior to settlement. The extinguishment of debt resulted in the derecognition of the carrying value of the debt balance and settlement of embedded derivatives.
We had granted RSAs, RSUs, SARs, and stock options that vest only upon the satisfaction of both time-based service and performance-based conditions. Through May 9, 2019, no stock-based compensation expense had been recognized for such awards with a performance condition based on the occurrence of a qualifying event (such as an IPO), as such qualifying event was not probable. Upon our IPO, we recognized $3.6 billion of stock-based compensation expense. Upon the IPO, shares were issued to satisfy the vesting of RSUs with a performance condition. To meet the related tax withholding requirements, we withheld 29 million of the 76 million shares of common stock issued. Based on the IPO public offering price of $45.00 per share, the tax withholding obligation was $1.3 billion.
As a result of stock-based compensation expense for vested and unvested RSUs upon the IPO, we recorded an additional deferred tax asset of approximately $1.1 billion that is offset by a full valuation allowance.
PayPal Private Placement
On May 16, 2019, we closed a private placement by PayPal, Inc. (“PayPal”) in which we issued and sold 11 million shares of our common stock at a purchase price of $45.00 per share and received aggregate proceeds of $500 million. Additionally, we and PayPal agreed to extend our global partnership, including a commitment to jointly explore certain commercial collaborations.
Stock Option and SAR Activity
A summary of stock option and SAR activity for the nine months ended September 30, 2020 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2019	337	34,801	$9.79	4.75	$746
Granted	—	1,193	$11.55
Exercised	(65)	(8,955)	$3.27
Canceled and forfeited	(46)	(1,547)	$33.06
As of September 30, 2020	226	25,492	$10.71	4.16	$670
Vested and expected to vest as of September 30, 2020	150	21,410	$6.43	3.89	$653
Exercisable as of September 30, 2020	150	21,410	$6.43	3.89	$653

RSU Activity
The following table summarizes the activity related to our RSUs for the nine months ended September 30, 2020 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2019	84,743	$39.82
Granted	65,113	$26.90
Vested	(29,581)	$37.71
Canceled and forfeited	(26,767)	$35.81
Unvested and outstanding as of September 30, 2020	93,508	$33.61
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the three and nine months ended September 30, 2019 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Operations and support	$26	$16	$431	$52
Sales and marketing	16	11	229	35
Research and development	262	102	2,822	341
General and administrative	97	54	871	163
Total	$401	$183	$4,353	$591
As of September 30, 2020, there were $2.3 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.84 years.
The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements were not material during the three and nine months ended September 30, 2019 and 2020, respectively.
ESPP
During the second quarter of 2020, 3 million shares of common stock were purchased under the ESPP at a weighted-average price of $25.05 per share, resulting in cash proceeds of $82 million.
Note 10 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense of $3 million and $20 million for the three and nine months ended September 30, 2019, respectively, and an income tax expense of $23 million and income tax benefit of $(215) million for the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, income tax expense was primarily driven by current tax on foreign earnings offset by a partial benefit from U.S. losses. During the three months ended September 30, 2020, the income tax expense was primarily driven by current tax on foreign earnings offset by a partial benefit from U.S. losses. During the nine months ended September 30, 2020, the income tax benefit was primarily driven by the deferred U.S. tax impact of the impairment charges related to our investment in Didi, the deferred China tax impact of the impairment charge related to our investment in Didi, and to a lesser extent, the benefit of U.S. losses and current tax on foreign earnings. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on our U.S. and Netherlands’ deferred tax assets, foreign tax rate differences, and the benefit from the impairment charges related to our investment in Didi.
In the second quarter of 2020, we transferred certain intangible assets among our wholly-owned subsidiaries to align our structure to our evolving operations. The transaction resulted in the establishment of deferred tax assets of $308 million; however, there was no financial statement benefit recognized since the deferred tax asset was offset by a full valuation allowance.
During the nine months ended September 30, 2020, the amount of gross unrecognized tax benefits increased by $182 million, of which substantially all, if recognized, would not affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance.

We are subject to taxation in the United States and various state and foreign jurisdictions. We are also under routine examination by federal, various state, and foreign tax authorities. We believe that adequate amounts have been reserved in these jurisdictions. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by federal, state or foreign tax authorities to the extent utilized in a future period. For our major tax jurisdictions, the tax years 2010 through 2020 remain open; the major tax jurisdictions are the U.S., Brazil, Netherlands, United Kingdom, Australia, and India.
Although the timing of the resolution and/or closure of audits is highly uncertain, we do not expect any material changes to our unrecognized tax benefits within the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through September 30, 2020. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
In response to the Coronavirus pandemic, governments in certain countries have enacted legislation, including the Coronavirus Aid, Relief, and Economic Security Act enacted by the United States on March 27, 2020. Recent legislative developments did not have a material impact on our provision for income tax.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Basic net loss per share:
Numerator
Net loss including non-controlling interests	$(1,159)	$(1,108)	$(7,421)	$(5,826)
Less: net income (loss) attributable to non-controlling interests, net of tax	(3)	19	11	27
Net loss attributable to common stockholders	$(1,162)	$(1,089)	$(7,410)	$(5,799)
Denominator
Basic weighted-average common stock outstanding	1,700,213	1,755,029	1,092,241	1,739,488
Basic net loss per share attributable to common stockholders (1)	$(0.68)	$(0.62)	$(6.79)	$(3.33)
Diluted net loss per share:
Numerator
Diluted net loss attributable to common stockholders	$(1,162)	$(1,089)	$(7,410)	$(5,799)
Denominator
Diluted weighted-average common stock outstanding	1,700,213	1,755,029	1,092,241	1,739,488
Diluted net loss per share attributable to common stockholders (1)	$(0.68)	$(0.62)	$(6.79)	$(3.33)
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
On May 14, 2019, we completed our IPO, in which we issued and sold 180 million shares of our common stock at a price of $45.00 per share. On that date, all of our outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock, and the holders of the 2021 and 2022 convertible notes elected to convert the outstanding notes into common stock, resulting in the issuance of 94 million shares of common stock. These shares were included in our issued and outstanding common stock starting on that date. Refer to Note 9 – Stockholders' Equity for additional information on our IPO.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	As of September 30,
	2019	2020
Stock options	40,532	25,492
Common stock subject to repurchase	828	28
RSUs to settle fixed monetary awards	325	109
RSUs	91,284	93,508
Shares committed under ESPP	5,012	2,016
Warrants to purchase common stock	187	126
Careem convertible notes	—	14,181
Total	138,168	135,460

Note 12 – Segment Information and Geographic Information
We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance.
During the second quarter of 2020, we changed the name of the Rides segment to Mobility and the name of the Eats segment to Delivery. In addition, during the second quarter of 2020, we completed the divestiture of our JUMP business (the “JUMP Divestiture”), which comprised substantially all of the operations of our Other Bets reportable segment. Subsequent to the JUMP Divestiture, the Other Bets segment no longer exists and the continuing activities previously included in the Other Bets segment are immaterial for all periods presented. Certain of these other continuing business activities were migrated to our Mobility segment, whose prior period results were not restated because such business activities were immaterial. The other business activities that were not migrated represent an “all other category separate from other reconciling items” and are presented within the All Other caption. The historical results of the former Other Bets segment are included within the All Other caption. Refer to Note 17 – Divestitures for further information regarding the JUMP Divestiture.
As of the second quarter of 2020, our four operating and reportable segments are as follows:

Segment	Description

Mobility	Mobility products connect consumers with Drivers who provide rides in a variety of vehicles, such as cars, auto rickshaws, motorbikes, minibuses, or taxis. Mobility also includes activity related to our U4B, Financial Partnerships, Transit and Vehicle Solutions offerings.

Delivery
Delivery offerings allow consumers to search for and discover local restaurants, order a meal, and either pick-up at the restaurant or have the meal delivered. In certain markets, Delivery also includes offerings for grocery and convenience store delivery as well as select other goods.

Freight	Freight connects carriers with shippers on our platform, and gives carriers upfront, transparent pricing and the ability to book a shipment.

ATG and Other Technology Programs	The ATG and Other Technology Programs segment is responsible for the development and commercialization of autonomous vehicle and ridesharing technologies, as well as Uber Elevate.

For information about how our reportable segments derive revenue, refer to Note 2 – Revenue. Our segment operating performance measure is segment adjusted EBITDA. The CODM does not evaluate operating segments using asset information and, accordingly, we do not report asset information by segment. Segment adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, operations and support, sales and marketing, and general and administrative and research and development expenses associated with our segments. Segment adjusted EBITDA also excludes non-cash items or items that management does not believe are reflective of our ongoing core operations (as shown in the table below). The following table provides information about our segments and a reconciliation of the total segment adjusted EBITDA to loss from operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Segment adjusted EBITDA:
Mobility	$631	$245	$1,329	$876
Delivery	(316)	(183)	(911)	(728)
Freight	(81)	(73)	(162)	(186)
ATG and Other Technology Programs	(124)	(104)	(369)	(303)
All Other	(72)	—	(184)	(86)
Total segment adjusted EBITDA	38	(115)	(297)	(427)
Reconciling items:
Corporate G&A and Platform R&D (1), (2)	(623)	(510)	(1,813)	(1,647)
Depreciation and amortization	(102)	(138)	(371)	(395)
Stock-based compensation expense	(401)	(183)	(4,353)	(591)
Legal, tax, and regulatory reserve changes and settlements	27	—	(353)	(57)
Driver appreciation award	—	—	(299)	—
Payroll tax on IPO stock-based compensation	—	—	(86)	—
Goodwill and asset impairments/loss on sale of assets (3)	—	(76)	(8)	(285)
Acquisition, financing and divestitures related expenses	—	(14)	—	(43)
Accelerated lease costs related to cease-use of ROU assets (3)	—	(80)	—	(80)
COVID-19 response initiatives	—	(18)	—	(90)
Gain on lease arrangement, net	—	12	—	5
Restructuring and related credits (charges)	(45)	6	(45)	(376)
Loss from operations	$(1,106)	$(1,116)	$(7,625)	$(3,986)
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
(3) During the three months ended September 30, 2020, we exited, and made available for sublease, certain leased offices, primarily due to the City of San Francisco's extended shelter-in-place orders. This decision resulted in the recognition of accelerated lease expense and other asset impairments.
Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal or grocery order delivered. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2019 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
United States	$2,255	$1,505	$5,884	$4,622
All other countries	1,558	1,624	4,194	4,291
Total revenue	$3,813	$3,129	$10,078	$8,913
Revenue grouped by offerings and geographical region is included in Note 2 – Revenue.

Note 13 – Commitments and Contingencies
Purchase Commitments
We have commitments for network and cloud services, background checks, and other items in the ordinary course of business with varying expiration terms through 2024. These amounts are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.
In July 2020, we entered into a commercial technology agreement with Google LLC for a term of four years. We are committed to spend an aggregate of at least $160 million for the period from July 2020 through June 2024.
Aside from the above, as of September 30, 2020, there were no material changes to our purchase commitments disclosed in the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2019 and September 30, 2020, we had recorded aggregate liabilities of $1.5 billion and $1.7 billion, respectively, in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
We are currently party to various legal and regulatory matters that have arisen in the normal course of business and include, among others, alleged independent contractor misclassification claims, Fair Credit Reporting Act (“FCRA”) claims, alleged background check violations, pricing and advertising claims, unfair competition claims, intellectual property claims, employment discrimination and other employment-related claims, Telephone Consumer Protection Act (“TCPA”) claims, Americans with Disabilities Act (“ADA”) claims, data and privacy claims, securities claims, antitrust claims, challenges to regulations, and other matters. We have existing litigation, including class actions, PAGA lawsuits, arbitration claims, and governmental administrative and audit proceedings, asserting claims by or on behalf of Drivers that Drivers are misclassified as independent contractors. In connection with the enactment of California State Assembly Bill 5 (“AB5”), we have received and expect to continue to receive - in California and in other jurisdictions - an increased number of misclassification claims. With respect to our outstanding legal and regulatory matters, based on our current knowledge, we believe that the ultimate amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, or cash flows. The outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. If one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations, financial condition or cash flows could be materially adversely affected.
Driver Classification
California Attorney General Lawsuit
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
On August 10, 2020, the Court issued a preliminary injunction order prohibiting us from classifying drivers as independent contractors and from violating various wage and hour laws. The injunction was stayed pending appeal. On October 22, 2020, the Court of Appeal affirmed the lower court’s ruling and held that we must comply with the preliminary injunction order no later than 30 days after the case is returned to the trial court. In November 2020, California voters voted on Proposition 22, a state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Based on the unofficial results published by the California Secretary of State as of the date of the issuance of these condensed consolidated financial statements, Proposition 22 was approved, which means that the preliminary injunction will not go into effect and that Drivers will be able to maintain their status as independent contractors under California law and we and our competitors will be required to comply with the provisions of Proposition 22. We expect that Proposition 22 will go into effect in the fourth quarter of 2020; however, for periods prior to its effectiveness and with respect to the California Attorney General’s lawsuit, we continue to intend to vigorously defend ourselves. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.

Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. The complaint was served on July 20, 2020 and Uber filed a motion to dismiss the complaint on September 24, 2020. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
Swiss Social Security Reclassification
Several Swiss local government bodies have issued decisions in which they classify Drivers as employees of Uber Switzerland, Rasier Operations B.V. or of Uber B.V. for social security or regulatory purposes. We are challenging each of them. In rulings issued on July 20, 2018 and October 9, 2020, the Social Security Tribunal of Zurich confirmed that Uber Switzerland could not be held liable. Proceedings will therefore only proceed with Uber B.V. and Rasier Operations BV and first instance rulings should be issued in the next few months.
Further, another Swiss governmental body of the Canton of Geneva ruled on October 30, 2019 that Uber B.V. should be qualified as a transportation company based on the view that Uber B.V. is the employer of Drivers. We appealed this decision. In April 2020, a ruling was made on a separate matter in Switzerland which reclassified a Driver as an employee.
The ultimate resolution of the social security matters is uncertain and the amount accrued for this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheets.
Aslam, Farrar, Hoy and Mithu v. Uber B.V., Uber Britannia Ltd. and Uber London Ltd.
On October 28, 2015, a claim by 25 Drivers, including Mr. Y. Aslam and Mr. J. Farrar, was brought in the UK Employment Tribunal against us asserting that they should be classified as “workers” (a separate category between independent contractors and employees) in the UK rather than independent contractors. The tribunal ruled on October 28, 2016 that Drivers are workers whenever our app is switched on and they are ready and able to take trips based on an assessment of the app in July 2016.
The Court of Appeal rejected our appeal in a majority decision on December 19, 2018. We have appealed to the Supreme Court. A hearing at the Supreme Court took place in July 2020 with a decision expected in the fall of 2020. The plaintiffs have not quantified their claim and if they are successful in establishing “worker” status, any damages will be considered at a future hearing. The amount of compensation sought by the plaintiffs in the case is not currently known. If Drivers are determined to be workers, they may be entitled to additional benefits and payments, which may include pension contributions. Additional claims have been filed, which are stayed pending the judgment of the Supreme Court. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
Other Driver Classification Matters
Additionally, we have received other lawsuits and governmental inquiries in other jurisdictions, and anticipate future claims, lawsuits, arbitration proceedings, administrative actions, and government investigations and audits challenging our classification of Drivers as independent contractors and not employees. We believe that our current and historical approach to classification is supported by the law and intend to continue to defend ourselves vigorously in these matters. However, the results of litigation and arbitration are inherently unpredictable and legal proceedings related to these claims, individually or in the aggregate, could have a material impact on our business, financial condition, results of operations and cash flows. Regardless of the outcome, litigation and arbitration of these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors.
State Unemployment Taxes
In December 2016, following an audit opened in 2014 investigating whether Drivers were independent contractors or employees, we received a Notification of Assessment from the Employment Development Department, State of California, for payroll tax liabilities. The notice retroactively imposed various payroll tax liabilities on us, including unemployment insurance, employment training tax, state disability insurance, and personal income tax. We have filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board appealing the assessment. This matter remains pending.
In 2018, the New Jersey Department of Labor (“NJDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2018. The NJDOL made an assessment on November 12, 2019, against both Rasier and Uber. Both assessments were calculated through November 15, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2018. We are engaged in ongoing discussions with the NJDOL about the assessments, though the NJDOL has noticed Uber for a hearing on the merits. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
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
Taiwan Regulatory Fines
Prior to us adjusting and re-launching our operating model in April 2017 to a model where government-approved rental companies provide transport services to Riders, Drivers in Taiwan and the local Uber entity were fined by Taiwan’s Directorate General of Highways in significant numbers across Taiwan. On January 6, 2017, a new Highways Act came into effect in Taiwan which increased maximum fines from New Taiwan Dollar (“NTD”) 150,000 to NTD 25 million per offense. We suspended our service in Taiwan from February 10, 2017 to April 12, 2017, but a number of these fines were issued to the local Uber entity in connection with rides that took place in January and February 2017 prior to the suspension. These fines have remained outstanding while Uber appeals the tickets through the courts. In June 2020, we agreed to make periodic payments of approximately $60 million in fines to the Enforcement Agency (“Payment Plan”) stemming from the peer-to-peer business operated until 2017. On September 18, 2020, the Grand Chamber of the Supreme Court announced a positive ruling finding that the agency that issued these fines against the local Uber entity did not have the jurisdiction to do so. As a result of the Grand Chamber’s decision, the Enforcement Agency has agreed to stop all enforcement actions, which includes enforcement against the Payment Plan. We expect rulings from individual Supreme Court chambers to revoke the tickets issued by the agency by early 2021. Although the tickets may be revoked by the Supreme Court, the municipal government that has jurisdiction may reissue new tickets. Depending on the number of tickets reissued by the municipal government, the amount of fines to be paid by Uber could be reduced.
Non-Income Tax Matters
We recorded an estimated liability for contingencies related to non-income tax matters and are under audit by various domestic and foreign tax authorities with regard to such matters. The subject matter of these contingent liabilities and non-income tax audits primarily arises from our transactions with Drivers, as well as the tax treatment of certain employee benefits and related employment taxes. In jurisdictions with disputes connected to transactions with Drivers, disputes involve the applicability of transactional taxes (such as sales, value added and similar taxes) to services provided, as well as the applicability of withholding tax on payments made to such Drivers. For example, we are involved in a proceeding in the UK involving HMRC, the tax regulator in the UK, which is seeking to classify us as a transportation provider. Being classified as a transportation provider would result in a VAT (20%) on Gross Bookings or on the service fee that we charge Drivers, both retroactively and prospectively. Further, if Drivers are determined to be workers, they may be entitled to additional benefits and payments, and we may be subject to penalties, back taxes, and fines. We believe that the position of HMRC and the regulators in similar disputes and audits is without merit and are defending our positions vigorously. During the first quarter of 2020, we favorably resolved a state non-income exposure in the U.S. resulting in a $138 million reduction of U.S. non-income tax reserves. Our estimated liability is inherently subjective due to the complexity and uncertainty of these matters and the judicial processes in certain jurisdictions, therefore, the final outcome could be different from the estimated liability recorded.
Other Legal and Regulatory Matters
We have been subject to various government inquiries and investigations surrounding the legality of certain of our business practices, compliance with antitrust, foreign corrupt practices act and other global regulatory requirements, labor laws, securities laws, data protection and privacy laws, the adequacy of disclosures to investors and other shareholders, and the infringement of certain intellectual property rights. We have investigated many of these matters and we are implementing a number of recommendations to our managerial, operational and compliance practices, as well as strengthening our overall governance structure. In many cases, we are unable to predict the outcomes and implications of these inquiries and investigations on our business which could be time consuming, costly to investigate and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact our business, reputation, financial condition and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.

Indemnifications
In the ordinary course of business, we often include standard indemnification provisions in our arrangements with third parties. Pursuant to these provisions, we may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its activities or non-compliance with certain representations and warranties made by us. In addition, we have entered into indemnification agreements with our officers, directors, and certain current and former employees, and our certificate of incorporation and bylaws contain certain indemnification obligations. It is not possible to determine the maximum potential loss under these indemnification provisions / obligations because of the unique facts and circumstances involved in each particular situation.
Note 14 – Variable Interest Entities (“VIEs”)
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. We have determined that these entities are a VIE as they lack sufficient equity to finance their activities without future subordinated support. We are the primary beneficiary because we have the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we consolidate the assets and liabilities of these VIEs.
Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2019 and September 30, 2020 were $1.2 billion and $1.1 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2019 and September 30, 2020 were $159 million and $203 million, respectively.
Freight Holding
In July 2018, we created a new majority-owned subsidiary, Uber Freight Holding Corporation (“Freight Holding”). The purpose of Freight Holding is to perform the business activities of the Freight operating segment. Freight Holding and the Freight Holding stock held by us was determined to be a variable interest. As of September 30, 2020, we continue to own the majority of the issued and outstanding capital stock of Freight Holding and report non-controlling interests as further described in Note 15 – Non-Controlling Interests.
Apparate USA LLC
In April 2019, we contributed certain of our subsidiaries and certain assets and liabilities related to our autonomous vehicle technologies to Apparate USA LLC (“Apparate”) in exchange for common units representing 100% ownership interest in Apparate. The purpose of Apparate is to develop and commercialize autonomous vehicle and ridesharing technologies. Subsequent to the formation of Apparate, Apparate entered into a Class A Preferred Unit Purchase Agreement (“Preferred Unit Purchase Agreement”) with SVF Yellow (USA) Corporation (“SoftBank”), Toyota Motor North America, Inc. (“Toyota”), and DENSO International America, Inc. (“DENSO”). Preferred units were issued in July 2019 to SoftBank, Toyota, and DENSO and provided the investors with an aggregate 13.8% initial ownership interest in Apparate on an as-converted basis. The common units held by us in Apparate were determined to be a variable interest. Refer to Note 15 – Non-Controlling Interests for further information on our non-controlling interests in Apparate.
Careem Pakistan, Qatar and Morocco
On January 2, 2020, we completed the acquisition of substantially all of the assets of Careem and certain of its subsidiaries pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) in countries where regulatory approval was obtained or which did not require regulatory approval. The assets and operations in Qatar and Morocco (collectively “Non-Transferred Countries”), have not yet been transferred to us as of September 30, 2020. Transfer of the assets and operations of the Non-Transferred Countries will be subject to a delayed closing pending timing of regulatory approval. If regulatory approval is not obtained with respect to any Non-Transferred Countries by the nine month anniversary of January 2, 2020, we can divest the net assets of any such remaining Non-Transferred Countries and we will receive all the proceeds from the divestiture of any Non-Transferred Countries. In February 2020, regulatory approval in Pakistan was obtained and legal transfer of the assets was completed on July 22, 2020, at which point Careem's operations in Pakistan became a 100% owned subsidiary. Only Qatar and Morocco remain as countries in which Careem continues to operate but where regulatory approval has not yet been obtained as of September 30, 2020. We will continue to seek regulatory approval for Qatar and Morocco. The net assets and operations in Qatar and Morocco are not material.
The purpose of the Non-Transferred Countries’ operations is to provide primarily ridesharing services in each respective country. Although the assets and operations of the Non-Transferred Countries were not transferred as of September 30, 2020, we have rights to all residual interests in the entities comprising the Non-Transferred Countries which is considered a variable interest. We are exposed to losses and residual returns of the entities comprising the Non-Transferred Countries through the right to all of the proceeds from either the divestiture or the eventual legal transfer upon regulatory approval of the entities comprising the Non-Transferred Countries. We control Intellectual Properties (“IP”) which are significant for the business of Non-Transferred Countries and sub-license those IP to the Non-Transferred Countries. Each entity that comprises the Non-Transferred Countries meets the definition of a VIE and we are the primary beneficiary of each of the entities comprising the Non-Transferred Countries. As a result, we consolidate the entities comprising the Non-Transferred Countries as further described in Note 16 – Business Combinations.

Unconsolidated VIEs
Zomato
Zomato is incorporated in India with the purposes of providing food delivery services, and operates globally in over 10,000 cities. On January 21, 2020, we acquired compulsorily convertible cumulative preference shares (“CCPS Preferred Shares”) of Zomato valued at $171 million in exchange for Uber’s food delivery operations in India (“Uber Eats India”), and a note receivable valued at $35 million for reimbursement of goods and services tax. Our investment in the CCPS Preferred Shares of Zomato will represent 9.99% of the voting capital upon conversion to ordinary shares. Zomato is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Zomato’s economic risks and rewards through our investment and note receivable which represent variable interests, and the carrying values of these variable interests reflect our maximum exposure to loss. However, we are not the primary beneficiary because neither the investment in CCPS Preferred Shares nor the note receivable provide us with the power to direct the activities that most significantly impact Zomato’s economic performance. As of September 30, 2020, the carrying amount of assets recognized on the condensed consolidated balance sheet related to our interests in Zomato and our maximum exposure to loss relating to this unconsolidated VIE was approximately $200 million. Refer to Note 17 – Divestitures for further information regarding Zomato and the divestiture of Uber Eats India.
Mission Bay 3 & 4
The Mission Bay 3 & 4 JV refers to ECOP, a joint venture entity established in March 2018, by us and the LLC Partners. We contributed $136 million cash in exchange for a 45% interest in ECOP. Prior to March 31, 2020, any remaining construction costs were to be funded through a construction loan obtained by ECOP where we together with the two LLC Partners guaranteed payments and performance of the loan when it became due and any payment of costs incurred by the lender under limited situations. As of December 31, 2019, the maximum collective guarantee liability was up to $50 million.
We evaluated the nature of our investment in ECOP and determined that ECOP was a VIE during the construction period; however, we were not the primary beneficiary as decisions were made jointly between parties and therefore we did not have the power to direct activities that most significantly impacted the VIE. The investment was determined to be an equity method investment due to our ability to exercise significant influence over ECOP. Refer to Note 4 – Equity Method Investments for further information.
In March 2020, ECOP secured new loans and $91 million was distributed back to us as a return of capital investment. In connection with the repayment of the construction loan by ECOP, the maximum collective guarantee liability of up to $50 million was extinguished. We reevaluate if ECOP meets the definition of a VIE upon specific reconsideration events. The closing of ECOP's new financing in March 2020, triggered a reconsideration event and we reevaluated if ECOP still met the definition of a VIE. As of March 31, 2020, we determined that ECOP was no longer a VIE as it has sufficient equity to operate without the need for subordinated financial support.
Lime
On May 7, 2020, we entered into the JUMP Divestiture. Refer to Note 17 – Divestitures for further information on the JUMP Divestiture. Lime is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Lime’s economic risks and rewards through our ownership of the 2020 Lime Investments, which represent variable interests. However, we are not the primary beneficiary of Lime because we lack the power to direct the activities that most significantly impact Lime’s economic performance. As of September 30, 2020, the carrying amount of assets recognized on our condensed consolidated balance sheet related to the 2020 Lime Investments of $136 million represents our maximum exposure to loss associated with Lime as an unconsolidated VIE.
Cornershop: CS-Mexico
On July 6, 2020, we closed on a purchase agreement with CS-Global, excluding operating subsidiaries in Mexico (“CS-Mexico”). Refer to Note 16 – Business Combinations for further information. CS-Mexico is a VIE as its equity interests do not fully absorb the entity’s expected losses and it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to CS-Mexico’s economic risks and rewards through: the CS-Mexico Put/Call; an immaterial unsecured note; the contractual rights to 35% of contingent sale proceeds from CS-Mexico under certain conditions; and a market-based fee related to the transition services agreement, all of which represent variable interests held by Uber. However, we are not the primary beneficiary because the variable interests do not provide us with the power to direct the activities that most significantly impact CS-Mexico’s economic performance. As of September 30, 2020, the carrying amount of assets recognized on the condensed consolidated balance sheet related to our interests in CS-Mexico is $28 million and our maximum exposure to loss relating to this unconsolidated VIE were approximately $23 million.
Note 15 – Non-Controlling Interests
ATG Investment: Preferred Unit Purchase Agreement
In July 2019, we closed a Preferred Unit Purchase Agreement with SoftBank, Toyota, and DENSO (collectively “the Investors”) for purchase by the Investors of Class A Preferred Units (“Preferred Units”) in Apparate. Apparate, a subsidiary of ours, issued 1.0 million Preferred Units at $1,000 per unit to the Investors for an aggregate consideration of $1.0 billion ($400 million from Toyota,

$333 million from SoftBank, and $267 million from DENSO). As of September 30, 2020, the Preferred Units represented an aggregate 14.3% ownership interest in Apparate on an as-converted basis. As of September 30, 2020, we retain the remaining 85.7% ownership interest following the closing of the Preferred Units Purchase Agreement. SoftBank and Toyota are our existing investors.
SoftBank’s Preferred Units
Beginning on July 2, 2026, SoftBank has the option to put to us all, but not less than all, of its initial investment in Preferred Units at a price equal to the number of SoftBank’s Preferred Units multiplied by the greater of (i) the original investment plus any accrued but unpaid amounts per unit and (ii) the fair value of the Preferred Units at the time of conversion (the “Put/Call Price”).
As of December 31, 2019 and September 30, 2020, the SoftBank Preferred Units are classified as redeemable non-controlling interests in our condensed consolidated financial statements and reported at the Put/Call Price which is determined as of each balance sheet date. The fair value of SoftBank’s Preferred Units is determined based on a hybrid method with the option pricing model as the primary methodology. This method uses Level 3 fair value measurement inputs as well as an assumed equal probability of the occurrence of a liquidation or exit event. The significant unobservable inputs used in the fair value measurement include: volatility of 55%, time to liquidity of 4.0 years, and a discount for lack of marketability of 17%. A market approach was also used to corroborate the valuation derived from the hybrid method at issuance to evidence that the issuance price of the Preferred Units approximated their fair value. There were no fair value adjustments to SoftBank’s redeemable non-controlling interests during the three and nine months ended September 30, 2020.
Toyota and DENSO’s Preferred Units
As of December 31, 2019 and September 30, 2020, the Toyota and DENSO Preferred Units are classified in permanent equity as non-controlling interests as these units are not subject to any mandatory redemption rights or redemption rights that are outside our control.
ATG Collaboration Agreement with Apparate, Toyota and DENSO
In conjunction with the Preferred Unit Purchase Agreement discussed above, we entered into a three-year joint collaboration agreement among Toyota, DENSO, and Apparate to develop next-generation self-driving technology (the “ATG Collaboration Agreement”), which became effective as of the closing of the Preferred Unit Purchase Agreement in July 2019. Pursuant to the ATG Collaboration Agreement, we will receive six semi-annual installments up to an aggregate of $300 million during the term of the ATG Collaboration Agreement. During the three months ended September 30, 2019, we recognized $17 million as revenue under the ATG Collaboration Agreement. We recognized $25 million and $75 million as revenue during the three and nine months ended September 30, 2020, respectively.
Freight Holding
As of December 31, 2019 and September 30, 2020, we owned 89% of the issued and outstanding capital stock of our subsidiary Freight Holding, or 80% on a fully-diluted basis if all shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. Under the Freight Holding incentive plan, a total number of 99.8 million shares of Freight Holding are reserved and available for grant and issuance. As of December 31, 2019 and September 30, 2020, the minority stockholders ownership in Freight Holding is classified in mezzanine equity as redeemable non-controlling interest, because it is redeemable on an event that is not solely in our control. The Freight Holding non-controlling interest is not remeasured to fair value because it is currently not probable that the non-controlling interest will become redeemable.
Cornershop: CS-Global
On July 6, 2020, we closed on a purchase agreement with CS-Global. Refer to Note 16 – Business Combinations for further information. As part of the transaction, we own 55% of the outstanding membership interests in the issued and outstanding capital stock of CS-Global, or 52% on a fully-diluted basis. As of September 30, 2020, the non-controlling interest in CS-Global is classified in mezzanine equity as redeemable non-controlling interest because it is redeemable on an event that is not solely in our control. At each balance sheet date, the carrying value of the redeemable non-controlling interest will be adjusted if the fair value is higher than the carrying value. The initial fair value, as of the acquisition date of July 6, 2020, was $290 million. There were no fair value adjustments to CS-Global’s redeemable non-controlling interest during the three months ended September 30, 2020.
Note 16 – Business Combinations
Careem
On March 26, 2019, we entered into an Asset Purchase Agreement with Careem. Pursuant to the Asset Purchase Agreement, we agreed to acquire substantially all of the assets and assume substantially all of the liabilities of Careem.
On January 2, 2020, we completed the acquisition of substantially all of the assets of Careem. Dubai-based Careem was founded in 2012, and provides primarily ridesharing and to a lesser extent meal delivery, and payments services to millions of users in cities across the Middle East, North Africa, and Pakistan. The acquisition has been accounted for as a business combination and advances our strategy of having a leading ridesharing category position in every major region of the world in which we operate and effect cost and technology synergies for the rest of Uber’s Mobility business. As of September 30, 2020, ownership of Careem’s operations in

Qatar and Morocco had not yet been transferred to us; however the results of operations and net assets were fully consolidated as variable interest entities. Refer to Note 14 – Variable Interest Entities (“VIEs”) for further information.
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
The fair value of the non-interest bearing unsecured convertible notes (the “Careem Notes”) was determined as a sum of the discounted cash flow (“DCF”) method (for the present value of the principal amount of the Careem Notes) and the Black-Scholes option pricing model (to value the conversion option). The significant unobservable inputs used in the fair value measurement include discount rates of 5.14% to 5.19% for the principal amount of the Careem Notes and for the conversion option an expected volatility of 42.1% to 44.1%, interest rates of 1.53% to 1.57%, and dividend yield of 0%. We will issue the Careem Notes in different tranches with $880 million of the principal amount of the Careem Notes issued as of January 2, 2020 and settled in cash on April 1, 2020. The remaining amount of the Careem Notes is recognized as a commitment to issue unsecured convertible notes at fair value in accrued and other current liabilities of $458 million and in other long-term liabilities of $296 million as of January 2, 2020. Each tranche of the Careem Notes is due and payable 90 days once issued. The holders of the Careem Notes may elect to convert the full outstanding principal balance to Class A common stock at a conversion price of $55 per share of Uber Technologies, Inc. at any time prior to maturity. The discount from the Careem Notes face value to fair value will be accreted through the respective repayment dates as interest expense. The amount of accretion for the three and nine months ended September 30, 2020 was not material.
The purchase price allocation is based on a preliminary valuation and subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Current assets	$43
Goodwill	2,484
Intangible assets	540
Other long-term assets	77
Total assets acquired	3,144
Current liabilities	(108)
Deferred tax liability	(14)
Other long-term liabilities	(19)
Total liabilities assumed	(141)
Net assets acquired	$3,003
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of Careem and anticipated operational synergies. Goodwill was recorded in our Mobility segment. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition.

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
The estimated fair value of the intangible assets acquired was determined by our management, which considered, among other factors, a valuation report prepared by an independent third-party valuation firm. We used a multi-period excess earnings method to estimate the fair value of the rider relationships. The significant unobservable input used in the fair value measurement of rider relationships is the riders attrition rate. We used the replacement cost method to estimate the fair value of the Captains network and the relief from royalty method to estimate the fair values of developed technology and trade names.
Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as we believe that these amounts approximate their current fair values. We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of January 2, 2020.
The Asset Purchase Agreement provides for specific indemnities to us in relation to value added tax obligations and other tax reserves of certain jurisdictions which reflect potential tax liabilities. We recognized $64 million of indemnification assets on the same basis as the tax reserves at January 2, 2020, which is recorded as other assets and other liabilities as of September 30, 2020. Settlements of these tax reserves, if any, will be funded by the indemnification asset.
Results of acquired operations were included in our condensed consolidated financial statements from the date of acquisition, January 2, 2020. For the three months ended September 30, 2020 and for the period from January 2, 2020 through September 30, 2020, the acquired operations contributed pre-tax losses of $32 million and $184 million, respectively. Revenues for the three months ended September 30, 2020 and for the period from January 2, 2020 through September 30, 2020 were not material.
Pro forma results of operations for Careem have not been presented as the effect of this acquisition was not material to our financial statements.
Cornershop
In 2019, we agreed to purchase a controlling interest in Cornershop Cayman ("Cornershop"), operating an online grocery delivery platform primarily in Chile and Mexico. During 2019, we made an initial investment of $50 million (the “Initial Cornershop Investment”). The remaining investment was subject to antitrust approval of the countries where Cornershop operates.
During the second quarter of 2020, we received regulatory approvals, except for Mexico. As a result, we and Cornershop amended the terms of the agreement in order for Uber to acquire Cornershop’s business operations, except for those in Mexico. Immediately prior to the transaction close, Cornershop was restructured such that the Mexico operations were held in Cornershop Technologies LLC and its wholly owned subsidiary (collectively referred to as “CS-Mexico”), while all of the remaining Cornershop operations were to be held in the newly created CS-Global entity.
On July 6, 2020, we closed on a purchase agreement to acquire CS-Global, resulting in an Uber direct capital contribution of $200 million, which includes the Initial Cornershop Investment and notes receivable, to CS-Global and a payment of $179 million to tendering shareholders, paid in a combination of cash and Uber common stock. In exchange for the consideration transferred, we received 15,642,523 Preferred C Membership Interests in CS-Global, representing 55% of the outstanding membership interests. As a result, we obtained the controlling financial interest in CS-Global and accounted for the acquisition as a business combination. For additional information on the accounting treatment of the remaining non-controlling interest in CS-Global, refer to Note 15 – Non-Controlling Interests. Uber and CS-Global also entered into a put/call arrangement over the non-controlling interest in CS-Global, providing Uber the right and obligation to acquire the remaining interest from non-controlling interest holders, exercisable in 5 years if there is no IPO or liquidation event, at a future negotiated price.
Concurrent with the CS-Global Transaction, Uber, Cornershop and CS-Global entered into a put/call agreement providing CS-Global with the right through the call option (and obligation through the put option held by Cornershop) to purchase all of the interests in CS-Mexico, contingent on the receipt of regulatory approval in Mexico (“CS-Mexico Put/Call”). Upon either the exercise of the call option (by CS-Global) or the put option (by Cornershop), CS-Global would acquire 100% of the outstanding equity interests in CS-Mexico. Uber would make a direct capital contribution to CS-Global and a payment to the tendering shareholder, totaling $94 million, in exchange for 55% outstanding equity interest in CS-Mexico. The CS-Mexico Put/Call was accounted for separately from the acquisition, and was included in other current asset on the condensed consolidated balance sheet as of September 30, 2020.
The acquisition date fair value of the consideration transferred for CS-Global was $361 million, which consisted of the following (in millions):

Fair Value
Initial Cornershop Investment	$50
Notes receivable	10
Cash paid	252
Tender offer paid in Uber common stock	67
Total consideration transferred	379
Less: CS-Mexico Put/Call	(18)
Total consideration	$361
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Current assets	$204
Goodwill	370
Intangible assets	122
Other long-term assets	11
Total assets acquired	707
Current liabilities	(34)
Deferred tax liability	(19)
Other long-term liabilities	(3)
Total liabilities assumed	(56)
Less: Redeemable non-controlling interests	(290)
Net assets acquired	$361

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. Goodwill is primarily attributed to the anticipated operational synergies. Goodwill was recorded in our Delivery segment. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are preliminary and based on management’s estimates and assumptions at the time of acquisition.
The fair value of the redeemable non-controlling interest of $290 million was estimated based on the non-controlling interest’s respective share of the CS-Global enterprise value. The purchase price allocation as of the date of the acquisition was based on a preliminary valuation and is subject to updating as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except years):

	Fair Value	Weighted Average Remaining Useful Life - Years
Vendor relationship	$20	15
Shopper relationship	1	1
Customer relationship	14	5
Developed technology	58	4
Trade names	29	5
Total	$122
Vendor, shopper and customer relationships represent the fair value of the underlying relationships with Cornershop vendors (such as grocery stores and supermarkets), shoppers and end-users. Developed technology represents the fair value of the technologies and systems behind CS-Global’s grocery delivery application. Trade names relate to the “Cornershop” trade name, trademarks, and domain names. The overall weighted average useful life of the identified amortizable intangible assets acquired is six years.
The estimated fair value of the intangible assets acquired was determined by our management, using a multi-period excess earnings method to estimate the fair value of the vendor relationship. The significant unobservable input used in the fair value measurement of vendor relationship is the vendor attrition rate as well as the estimated future revenue generated by the existing vendors. We used the replacement cost method to estimate the fair value of shopper and customer relationships. The assumptions used are shopper hiring and onboarding costs, and customer development costs, respectively. We used the relief from royalty method to estimate the fair values of developed technology and trade names. The significant input used in the fair value measurement of developed technology and trade names is the royalty rate that a market participant would charge for the use of such assets.
Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as we believe that these amounts approximate their current fair values. We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of July 6, 2020.
Results of acquired operations were included in our condensed consolidated financial statements from the date of acquisition, July 6, 2020. For the period from July 6, 2020 through September 30, 2020, the acquired operations contributed an immaterial amount of revenue and pre-tax loss. Pro forma results of operations for Cornershop have not been presented as the effect of this acquisition was not material to our financial statements.
Routematch
On July 14, 2020 (the “Routematch Acquisition Date”), we acquired 100% of the equity of Routematch, a software company offering specialized software and solutions to transit agencies, serving customers in the United States and Australia. The acquisition is expected to accelerate our development in the transit space. The acquisition of Routematch was accounted for as a business combination. Total consideration transferred included $85 million in cash and $29 million in Uber shares (939,683 shares of our common stock) based on the closing market price of $30.93 per share on the Routematch Acquisition Date. The purchase price of $114 million was allocated to goodwill of $89 million and to certain identifiable intangible assets (comprised of customer relationships, developed technology and trademark) of $27 million.
Goodwill represents the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired, which is not deductible for tax purposes. Goodwill is primarily attributed to the anticipated operational synergies and was recorded in our Mobility segment.
Amortization of the identified amortizable intangible assets is calculated using the straight-line method. The overall weighted average useful life of the identified amortizable intangible assets acquired is eight years.
The purchase price allocation as of the Routematch Acquisition Date was based on a preliminary valuation and is subject to updating as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

Results of acquired operations were included in our condensed consolidated financial statements from the date of acquisition, July 14, 2020. For the period from July 14, 2020 through September 30, 2020, the acquired operations contributed an immaterial amount of revenue and pre-tax loss. Pro forma results of operations for Routematch have not been presented as the effect of this acquisition was not material to our financial statements.
Pending Acquisition of Postmates
On July 5, 2020, we entered into a definitive agreement to acquire Postmates Inc. (“Postmates”), an on-demand delivery platform in the United States. The aggregate consideration to be paid is approximately 84 million shares of our common stock, subject to certain adjustments, in exchange for 100% ownership interest in Postmates. The transaction is subject to the approval of Postmates stockholders, regulatory approval and other customary closing conditions, and is expected to close in the first quarter of 2021. We also agreed to provide interim financing to Postmates of up to $100 million in the first year from the signing of the definitive agreement and up to an additional $100 million after the first year. At September 30, 2020, the interim financing had not been funded to Postmates. We may be required to pay Postmates a termination fee of up to $146 million if the purchase agreement is terminated under certain circumstances.
On October 9, 2020, Postmates drew on the $100 million interim financing commitment pursuant to the definitive agreement. Interest of 2.5% per annum is accrued from the date of borrowing to the earlier of the (i) closing date and (ii) termination date. The outstanding principal amount, together with the accrued interest, becomes due and payable in full in cash on the closing date or the termination date. The outstanding principal amount and accrued interest may be deducted from the purchase price at closing or from the termination fee, depending on the outcome of the pending acquisition.
Note 17 – Divestitures
Divestiture of LCR to Waydrive
In January 2019, an agreement was executed with Waydrive Holdings Pte. Ltd. (“Waydrive”) to purchase the Lion City Rentals Pte. Ltd. (“LCR”) business, specifically 100% of the equity interests of LCR and its subsidiary LCRF Pte. Ltd. (“LCRF”). Fair value of consideration received included $310 million of cash for the assets and liabilities of LCR and LCRF and up to $33 million of contingent consideration receivable for certain VAT receivables and receivables from certain commercial counterparties. As of September 30, 2020, we collected substantially all of the contingent consideration receivable. The resulting gain on disposal was not material to us. The transaction closed on January 25, 2019. The LCR business was included within our Mobility segment.
Divestiture of Uber Eats India to Zomato
On January 21, 2020, we entered into a definitive agreement and completed the divestiture of Uber Eats India to Zomato in exchange for (i) CCPS Preferred Shares of Zomato convertible into ordinary shares representing, when converted, 9.99% of the total voting capital of Zomato and (ii) a non-interest bearing note receivable to be repaid over the course of four years for reimbursement by Zomato of goods and services tax. The estimated fair value of the consideration received included the investment valued at $171 million and the $35 million of reimbursement of goods and services tax receivable from Zomato. The fair value of the CCPS Preferred Shares was based primarily on the observed transaction price for a similar security issued to new investors in close proximity to the time of our transaction with Zomato. The transaction resulted in a gain on disposal of $154 million recognized in other income (expense), net in the condensed consolidated statement of operations during the first quarter of 2020. The income tax effect of the sale was not material. The divestiture of Uber Eats India did not represent a strategic shift that would have had a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation for financial statement purposes.
Divestiture of JUMP and Investment in Lime
On May 7, 2020, we entered into a series of transactions and agreements with Lime to divest our JUMP business (the “JUMP Divestiture”). Neutron Holdings, Inc. (“Lime”) is incorporated in Delaware for the purpose of owning and operating a fleet of dockless e-bikes and e-scooters for short-term access use by consumers for personal transportation. We previously held Lime Series C preferred stock and fully vested warrants to purchase Lime Series C-1 preferred stock.
Uber contributed hardware, equipment, intellectual property rights, technology, licensed technology, and permits of our JUMP business (collectively, “JUMP Assets”) in certain markets to Lime. JUMP Assets and previously held investments and warrants in Lime were exchanged for common stock (the “Lime Common Stock”), newly issued Lime Series 1-C preferred stock (“Lime 1-C Preferred Stock”) and fully vested warrants to purchase Lime Series 1-C Preferred Stock (“Lime 1-C Preferred Stock Warrants”). Lime Common Stock represents approximately 11% of fully-diluted (24% undiluted) ownership interest in Lime and Lime 1-C Preferred Stock and Lime 1-C Preferred Stock Warrants represent approximately 3% of fully-diluted (2% undiluted) ownership interest in Lime as of September 30, 2020.
Concurrently, we contributed $85 million of cash to Lime in exchange for a secured note convertible into Lime Series 3 Preferred Stock (the “Lime Convertible Note”), which may be converted at any time at our election representing 20% initial ownership in Lime as converted on a fully-diluted basis. In addition, we entered into a call option agreement which gives us for a two-year period beginning May 7, 2022 the right to acquire all of the outstanding equity interests of Lime held by its shareholders at fair value on the date of exercise, subject to regulatory approval. We have one seat on Lime’s five-person board of directors. We also amended our preexisting commercial agreement with Lime.
Our ownership in Lime is comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”) and represents approximately 32% on an as converted and fully-diluted basis as of September 30, 2020. The 2020 Lime Investments are accounted for under the fair value option. Refer to Note 3 – Investments and Fair Value Measurement for additional information. Lime was assessed under the VIE model and considered an unconsolidated VIE. Refer to Note 14 – Variable Interest Entities (“VIEs”) for additional information.
The JUMP Divestiture did not represent a strategic shift that would cause a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation for financial reporting purposes. The resulting loss on disposal was not material to us and was recorded in other income (expense), net, in the condensed consolidated statement of operations during the second quarter of 2020.
Note 18 – Restructuring and Related Charges
During the second quarter of 2020, we initiated and completed certain restructuring activities in order to reduce our overall cost structure in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business. We exited the JUMP business and incurred costs related to site closures and asset impairments and write-offs. Restructuring activities during the three and nine months ended September 30, 2019 and three months ended September 30, 2020 were not material.
The following table presents the total restructuring and related charges associated with our segments as well as corporate charges for the nine months ended September 30, 2020 (in millions):

Mobility	$73
Delivery	33
Freight	7
ATG and Other Technology Programs	59
All Other (1)	120
Total restructuring and related charges by segment	292
Corporate G&A and Platform R&D	84
Total restructuring and related charges	$376
(1) Includes restructuring and related charges associated with the exit of the JUMP business, including severance and other termination benefits of $31 million, site closure costs of $24 million and other costs of $65 million.
The following table presents the total restructuring and related charges, by function, for the nine months ended September 30, 2020 (in millions):

Operations and support	$182
Sales and marketing	22
Research and development	86
General and administrative	86
Total	$376
The following table provides the components of and changes in our restructuring and related charges accrual during the nine months ended September 30, 2020 (in millions):

	Severance and Other Termination Benefits	Site Closure Costs	Other	Total
Balance as of December 31, 2019	$—	$—	$—	$—
Charges (1), (2)	207	104	65	376
Cash payments	(194)	(2)	(45)	(241)
Non-cash adjustments	—	(101)	(19)	(120)
Balance as of September 30, 2020	$13	$1	$1	$15
(1) Site closure costs primarily includes $50 million related to the impairment of operating lease right-of-use assets and $38 million for write-offs of leasehold improvements.
(2) Total restructuring and related charges include $256 million of cash settled charges, primarily for severance and other termination benefits, and are expected to be completely paid by the end of 2020.
The remaining costs related to these restructuring activities are expected to be immaterial.

Note 19 – Subsequent Events
Sale of European Freight Business
On October 5, 2020, we completed the divestiture of the European Freight Business to sennder GmbH (“Sennder”) in exchange for Series C preferred shares that represent 8% of Sennder’s total capital on a fully diluted basis. As of September 30, 2020, the carrying values of the assets and liabilities of the European Freight Business were not material.
Greenbriar Equity Group, L.P. Investment in Freight
On October 1, 2020, we entered into a preferred stock purchase agreement with affiliates of Greenbriar Equity Group, L.P. (“Greenbriar”). Pursuant to the preferred stock purchase agreement, Greenbriar agreed to invest an aggregate of $500 million in Uber Freight Holding Corporation (“Freight Holding”), the holding company for our Uber Freight business, in exchange for Series A convertible preferred stock of Freight Holding collectively representing approximately a 15% ownership interest in Freight Holding on a fully diluted basis. The aggregate $500 million investment will occur over numerous closings, subject to customary closing conditions.
On October 6, 2020, the initial closing occurred pursuant to the preferred stock purchase agreement and Greenbriar invested $250 million in Freight Holding in exchange for Series A convertible preferred stock of Freight Holding collectively representing approximately an 8% ownership interest in Freight Holding on a fully diluted basis. Pursuant to the preferred stock purchase agreement, Greenbriar will invest an additional $250 million over the next 24 months based upon funding requirements of the Uber Freight operations. We will maintain majority ownership of the issued and outstanding capital stock of Freight Holding following such additional investment.
Joint Venture Agreement with SK Telecom
In October 2020, we entered into a joint venture agreement with SK Telecom Co., LTD. (“SK Telecom”). Pursuant to this agreement, we and SK Telecom’s mobility business (“Mobility Company”), which will be spun out of SK Telecom prior to the closing of the joint venture, will form a joint venture (the “Business”) in South Korea, focused on the business of e-hailing of passenger transportation (including taxis and limousines). Uber has agreed to invest an aggregate of approximately $100 million in the Business. At transaction close, we will own a majority stake in the Business. Subject to certain conditions, we and the Mobility Company will have certain fair value put and call rights with respect to the minority interest in the Business held by Mobility Company. The transaction is subject to regulatory approval and other customary closing conditions, including the approval by SK Telecom’s stockholders of the spin-off of Mobility Company, and is expected to close in the first half of 2021.
Redemption of 2023 Senior Notes
On October 21, 2020, the net proceeds from the 2028 Senior Notes, along with cash on hand, were used to redeem all of our outstanding 2023 Senior Notes. The redemption of the 2023 Senior Notes was for substantially identical 2028 Senior Notes. Following the redemption, there were no 2023 Senior Notes outstanding.

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
COVID-19
In March 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a pandemic. The COVID-19 pandemic has rapidly changed market and economic conditions globally, impacting Drivers, Delivery People, Merchants, consumers and business partners, as well as our business, results of operations, financial position and cash flows. Various governmental restrictions, including the declaration of a federal National Emergency, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the global demand for Mobility rides. The significant adverse changes in the economic and market conditions resulting from COVID-19 triggered the recognition of pre-tax impairment charges of $2.1 billion in the first quarter of 2020, principally relating to our investments in Didi and Grab. For additional information on impairment charges, refer to Note 3 – Investments and Fair Value Measurement and Note 6 – Goodwill, Intangible Assets and Long-Lived Assets in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
In addition, to support those whose earning opportunities have been depressed as a result of the COVID-19 pandemic, as well as communities hit hard during this unprecedented period, we announced and implemented several initiatives during the first quarter of 2020, including a financial assistance program, for Drivers who are impacted by the pandemic, as well as personal protective equipment disbursement.
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
Driver Classification Developments
The classification of Drivers is currently being challenged in courts, by legislators and by government agencies in the United States and abroad. We are involved in numerous legal proceedings globally, including putative class and collective class action lawsuits, demands for arbitration, charges and claims before administrative agencies, and investigations or audits by labor, social security, and tax authorities that claim that Drivers should be treated as our employees (or as workers or quasi-employees where those statuses exist), rather than as independent contractors. Of particular note are proceedings in California, where on May 5, 2020, the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint in San Francisco Superior Court (the “Court”) against Uber and Lyft. The complaint alleges drivers are misclassified, and seeks an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers.
On August 10, 2020, the Court issued a preliminary injunction order prohibiting us from classifying Drivers as independent contractors and from violating various wage and hour laws. Following a stay of the injunction and our unsuccessful appeal of the injunction to a Court of Appeal, we were ordered to comply with the preliminary injunction. In November 2020, California voters voted on Proposition 22, a state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Based on the unofficial results published by the California Secretary of State at the time of this filing, Proposition 22 was approved by California voters, which means that the preliminary injunction will not go into effect and Drivers will be able to maintain their status as independent contractors under California law and we and our competitors will be required to comply with the provisions of Proposition 22.
To comply with Proposition 22, which we expect to go into effect in the fourth quarter of 2020, we expect to incur additional expenses, including expenses associated with a guaranteed minimum earnings floor for Drivers, insurance for injury protection and subsidies for health care. We do not expect these changes will have a material impact on our business, results of operations, financial position, or cash flows.
If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees, we would incur significant additional expenses for compensating Drivers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. Additionally, we may not have adequate Driver supply as Drivers may opt out of our platform given the loss of flexibility under an employment model, and we may not be able to hire a majority of the Drivers currently using our platform. Any of these events could negatively impact our business, result of operations, financial position, and cash flows.
In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Policies and Estimates” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2019.
Financial and Operational Highlights

	Three Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	103	78	(24)%
Trips (2)	1,770	1,150	(35)%
Gross Bookings (2)	$16,465	$14,745	(10)%	(8)%
Revenue	$3,813	$3,129	(18)%	(17)%
Adjusted Net Revenue (1), (2)	$3,533	$2,813	(20)%	(19)%
Net loss attributable to Uber Technologies, Inc. (3)	$(1,162)	$(1,089)	6%
Mobility Adjusted EBITDA	$631	$245	(61)%
Delivery Adjusted EBITDA	$(316)	$(183)	42%
Adjusted EBITDA (1), (2)	$(585)	$(625)	(7)%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
(3) Net loss attributable to Uber Technologies, Inc. includes stock-based compensation expense of $401 million and $183 million in the third quarter of 2019 and 2020.
Highlights for the Third Quarter 2020
In the third quarter of 2020, we continued to show signs of the business recovering from the impacts of COVID-19. Our MAPCs were 78 million, adding 23 million, or growing 42%, quarter-over-quarter.

Overall Gross Bookings declined to $14.7 billion in the third quarter of 2020, or 8%, on a constant currency basis, compared to the same period in 2019. Mobility Gross Bookings declined 50% year-over-year, on a constant currency basis, but improved 94% from the previous quarter.
Delivery Gross Bookings grew 135% year-over-year, from the second quarter growth of 113%, on a constant currency basis, and outpaced Delivery Trip growth, as we saw a 36% increase in basket sizes globally from continued stay-at-home order demand related to COVID-19.
Revenue and Adjusted Net Revenue was $3.1 billion and $2.8 billion, respectively, with a Take Rate of 19.1% in the third quarter of 2020, improving 0.3%, compared to the second quarter of 2020.
Net loss attributable to Uber Technologies, Inc. was $1.1 billion, which included $183 million of stock-based compensation expense.
Adjusted EBITDA loss was $(625) million, with Mobility Adjusted EBITDA profit of $245 million, despite Mobility Gross Bookings decline of 50%, on a constant currency basis. Additionally, Delivery Adjusted EBITDA margin as a percentage of Delivery Revenue improved to (12.6%) from (49.0%), compared the same period in 2019, and Delivery Adjusted EBITDA margin as a percentage of Delivery Adjusted Net Revenue improved to (16.1%) from (80.6%), compared to the same period in 2019.
We ended the quarter with $7.3 billion in unrestricted cash, cash equivalents, and short-term investments.
Significant Developments for the Third Quarter 2020
Cornershop
On July 6, 2020, we closed on a purchase agreement to acquire Cornershop Global LLC (“CS-Global”), resulting in an Uber direct capital contribution of $200 million to CS-Global and a payment of $179 million to tendering shareholders, paid in a combination of cash and Uber common stock. In exchange for the consideration transferred, we received 55% of the outstanding membership interests. The agreement was accounted for as a business combination, resulting in the recognition of $370 million in goodwill in our Delivery segment and $122 million in intangible assets. For additional information, see Note 16 – Business Combinations in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Routematch
On July 14, 2020, we acquired 100% of the equity of Routematch Holdings, Inc. (“Routematch”). The acquisition was accounted for as a business combination, resulting in the recognition of $89 million in goodwill in our Mobility segment. For additional information, see Note 16 – Business Combinations in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Debt Offering
In September 2020, we issued eight-year notes with an aggregate principal amount of $500 million due on January 15, 2028 (the “2028 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. For additional information, see Note 7 – Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Recent Developments
Sale of European Freight Business
On October 5, 2020, we completed the divestiture of the European Freight Business to sennder GmbH (“Sennder”) in exchange for Series C preferred shares that represent 8% of Sennder’s total capital on a fully diluted basis. As of September 30, 2020, the carrying values of the assets and liabilities of the European Freight Business were not material.
Greenbriar Equity Group, L.P. Investment in Freight
On October 1, 2020, we entered into a preferred stock purchase agreement with affiliates of Greenbriar Equity Group, L.P. (“Greenbriar”). Pursuant to the preferred stock purchase agreement, Greenbriar agreed to invest an aggregate of $500 million in Uber Freight Holding Corporation (“Freight Holding”), the holding company for our Uber Freight business, in exchange for Series A convertible preferred stock of Freight Holding collectively representing approximately a 15% ownership interest in Freight Holding on a fully diluted basis. The aggregate $500 million investment will occur over numerous closings, subject to customary closing conditions. For additional information, see Note 19 – Subsequent Events in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Joint Venture Agreement with SK Telecom
In October 2020, we entered into a joint venture agreement with SK Telecom Co., LTD. (“SK Telecom”). Pursuant to this agreement, we and SK Telecom’s mobility business (“Mobility Company”), which will be spun out of SK Telecom prior to the closing of the joint venture, will form a joint venture (the “Business”) in South Korea, focused on the business of e-hailing of passenger transportation (including taxis and limousines). For additional information, see Note 19 – Subsequent Events in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Redemption of 2023 Senior Notes
On October 21, 2020, the net proceeds from the 2028 Senior Notes, along with cash on hand, were used to redeem all of our outstanding 2023 Senior Notes. The redemption of the 2023 Senior Notes was for substantially identical 2028 Senior Notes. Following the redemption, there were no 2023 Senior Notes outstanding.
Legal and Regulatory Developments
California State Assembly Bill 5 (“AB5”) and Proposition 22
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
As disclosed previously, the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint under AB5 that alleges that drivers are misclassified, and seeks an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers. Following a hearing on the matter, the Court issued a preliminary injunction enjoining Uber and Lyft from classifying drivers as independent contractors during the pendency of the lawsuit. We unsuccessfully appealed this injunction to the California Court of Appeal, which affirmed the lower court’s ruling and held that we must comply with the preliminary injunction order.
In November 2020, California voters voted on Proposition 22, a California state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Proposition 22:
•establishes that app-based drivers are independent contractors and not employees
•establishes a guaranteed minimum earnings floor for drivers;
•provides for occupational/accident insurance for injury protection;
•provides a subsidy for healthcare expenditures of app-based drivers; and
•establishes due process provisions and protection against discrimination and harassment for app-based drivers
Based on the unofficial results published by the California Secretary of State as of the date of this filing, Proposition 22 has been approved by California voters, which means that the California Attorney General’s preliminary injunction will not go into effect and Drivers will be able to maintain their status as independent contractors under California law and we and our competitors will be required to comply with the provisions of Proposition 22.
For a discussion of risk factors related to how miscalssification challenges may impact our business, result of operations, financial position, operating condition and cash flows, see the risk factor titled “-Our business would be adversely affected if Drivers were classified as employees” in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Revenue
We generate substantially all of our revenue from fees paid by Drivers and Merchants for use of our platform. We have concluded that we are an agent in these arrangements as we arrange for other parties to provide the service to the end-user. Under this model, revenue is net of Driver and Merchant earnings and Driver incentives. We act as an agent in these transactions by connecting consumers to Drivers and Merchants to facilitate a Trip, meal or grocery delivery service.
During the first quarter of 2020, we began charging end-users a fee for Mobility and Delivery services in certain markets. In these transactions, we enter into a Master Services Agreement (“MSA”) with the end-user to use the platform for Mobility and Delivery Services, in exchange for a fee. The combination of the MSA and the individual transaction request establishes enforceable rights and obligations for each transaction and end-users are identified as our customers in these transactions. While our contracts and our previously disclosed accounting policy for Mobility Drivers and restaurants remains unchanged, we now subcontract with Delivery People to provide delivery services to end-users. Revenue from restaurants, Mobility Drivers, and end-users is recognized separately, while costs associated with payments to Delivery People are recorded as cost of revenue.

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
General and Administrative
General and administrative expenses consist primarily of compensation expenses, including stock-based compensation, for executive management and administrative employees, including finance and accounting, human resources, and legal, as well as facilities and general corporate, and director and officer insurance expenses. General and administrative expenses also include legal, tax, and regulatory reserve changes and settlements.
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
•Foreign currency exchange gains (losses), net, which consist primarily of remeasurement of transactions and monetary assets and liabilities denominated in currencies other than the functional currency at the end of the period.
•Gain (loss) on business divestitures, net.
•Unrealized gain (loss) on debt and equity securities, net, which consists primarily of gains (losses) from fair value adjustments relating to our non-marketable securities.
•Allowance reversal (impairment) of debt and equity securities.
•Change in fair value of embedded derivatives, which consists primarily of gains and losses on embedded derivatives related to our Convertible Notes until their extinguishment in connection with our IPO.
•Gain on extinguishment of convertible notes and settlement of derivatives.
•Other, net, which consists primarily of changes in the fair value of warrants and income from forfeitures of warrants.
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
Equity Method Investments
Equity method investments primarily includes the results of our share of income or loss from our Yandex.Taxi joint venture.

Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020

Revenue	$3,813	$3,129	$10,078	$8,913
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,860	1,614	5,281	4,652
Operations and support	498	365	1,796	1,450
Sales and marketing	1,113	924	3,375	2,545
Research and development	755	493	4,228	1,722
General and administrative	591	711	2,652	2,135
Depreciation and amortization	102	138	371	395
Total costs and expenses	4,919	4,245	17,703	12,899
Loss from operations	(1,106)	(1,116)	(7,625)	(3,986)
Interest expense	(90)	(112)	(458)	(340)
Other income (expense), net	49	151	707	(1,688)
Loss before income taxes and loss from equity method investments	(1,147)	(1,077)	(7,376)	(6,014)
Provision for (benefit from) income taxes	3	23	20	(215)
Loss from equity method investments	(9)	(8)	(25)	(27)
Net loss including non-controlling interests	(1,159)	(1,108)	(7,421)	(5,826)
Less: net income (loss) attributable to non-controlling interests, net of tax	3	(19)	(11)	(27)
Net loss attributable to Uber Technologies, Inc.	$(1,162)	$(1,089)	$(7,410)	$(5,799)

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020

Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	49%	52%	52%	52%
Operations and support	13%	12%	18%	16%
Sales and marketing	29%	30%	33%	29%
Research and development	20%	16%	42%	19%
General and administrative	15%	23%	26%	24%
Depreciation and amortization	3%	4%	4%	4%
Total costs and expenses	129%	136%	176%	145%
Loss from operations	(29)%	(36)%	(76)%	(45)%
Interest expense	(2)%	(4)%	(5)%	(4)%
Other income (expense), net	1%	5%	7%	(19)%
Loss before income taxes and loss from equity method investments	(30)%	(34)%	(73)%	(67)%
Provision for (benefit from) income taxes	—%	1%	—%	(2)%
Loss from equity method investments	—%	—%	—%	—%
Net loss including non-controlling interests	(30)%	(35)%	(74)%	(65)%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	(1)%	—%	—%
Net loss attributable to Uber Technologies, Inc.	(30)%	(35)%	(74)%	(65)%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and nine months ended September 30, 2020 compared to same periods in 2019.
Comparison of the Three and Nine Months Ended September 30, 2019 and 2020
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Mobility	$2,895	$1,365	(53)%	$7,689	$4,624	(40)%
Delivery	645	1,451	125%	1,776	3,481	96%
Freight	218	288	32%	512	698	36%
ATG and Other Technology Programs (1)	17	25	47	17	75	**
All Other (2)	38	—	**	84	35	(58)
Total revenue	$3,813	$3,129	(18)%	$10,078	$8,913	(12)%
(1) For the three months ended September 30, 2019, consists of $17 million of collaboration revenue from Toyota. For the three and nine months ended September 30, 2020, consists of $25 million and $75 million, respectively, of collaboration revenue from Toyota recognized in the three and nine months ended September 30, 2020. For additional information, see Note 15 – Non-Controlling Interests in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2) In the second quarter of 2020, Other Bets was no longer deemed an operating or reportable segment and renamed All Other beginning in the third quarter of 2020. The historical results of the former Other Bets segment are included within All Other. For additional information, see Note 12 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
** Percentage not meaningful.

Three Months Ended September 30, 2020 Compared with the Same Period in 2019
Revenue decreased $684 million, or 18%, primarily attributable to a decline in Gross Bookings of 8%, on a constant currency basis. The decrease in Gross Bookings was primarily driven by a decline in Mobility Gross Bookings of 50%, on a constant currency basis, due to adverse impacts of COVID-19. The decrease was partially offset by Delivery Gross Bookings growth of 135%, on a constant currency basis, due to an increase in food delivery orders and higher basket sizes as a result of stay-at-home order demand related to COVID-19, as well as continued expansion across our international markets.
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
Revenue decreased $1.2 billion, or 12%, primarily attributable to a decline in Gross Bookings of 11%, on a constant currency basis. The decrease in Gross Bookings was primarily driven by a decline in Mobility Gross Bookings of 43%, on a constant currency basis, due to adverse impacts of COVID-19. The decrease was partially offset by Delivery Gross Bookings growth of 103%, on a constant currency basis, due to an increase in food delivery orders and higher basket sizes as a result of stay-at-home order demand related to COVID-19, as well as continued expansion across our international markets. Additionally, we had a one-time Driver appreciation award of $298 million recorded in the second quarter of 2019, that was not incurred in the same period in 2020.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,860	$1,614	(13)%	$5,281	$4,652	(12)%
Percentage of revenue	49%	52%		52%	52%
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
Cost of revenue, exclusive of depreciation and amortization, decreased $246 million, or 13%, mainly due to a $612 million decrease in Mobility driven by COVID-19 related volume declines primarily resulting in lower insurance costs. This decrease was partially offset by a $279 million increase in Delivery, primarily related to a $157 million increase in Delivery People payments and incentives in certain markets and an overall $57 million increase in Excess Driver incentives.
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
Cost of revenue, exclusive of depreciation and amortization, decreased $629 million, or 12%, mainly due to an $1.5 billion decrease in Mobility driven by COVID-19 related volume declines primarily resulting in lower insurance costs. This decrease was partially offset by a $628 million increase in Delivery, primarily related to a $318 million increase in Delivery People payments and incentives in certain markets, combined with a $157 million increase in Freight carrier payments and an overall $114 million increase in Excess Driver incentives.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Operations and support	$498	$365	(27)%	$1,796	$1,450	(19)%
Percentage of revenue	13%	12%		18%	16%
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
Operations and support expenses decreased $133 million, or 27%, primarily attributable to an $83 million decrease in employee headcount costs, $28 million decrease in external contractor expenses and a $10 million decrease in stock-based compensation expense.
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
Operations and support expenses decreased $346 million, or 19%, primarily attributable to a $379 million decrease in stock-based compensation mainly related to RSUs with a performance condition satisfied upon our IPO in 2019 and a $53 million decrease in external contractor expenses, partially offset by a $182 million increase in restructuring and related charges.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Sales and marketing	$1,113	$924	(17)%	$3,375	$2,545	(25)%
Percentage of revenue	29%	30%		33%	29%
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
Sales and marketing expenses decreased $189 million, or 17%, primarily attributable to a decrease in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $115 million to $541 million compared to $656 million in the same period in 2019. In addition, consumer advertising decreased $23 million and stock-based compensation expense decreased $5 million.
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
Sales and marketing expenses decreased $830 million, or 25%, primarily attributable to a decrease in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $297 million to $1.5 billion compared to $1.8 billion in the same period in 2019, a decrease of $260 million in consumer advertising and other marketing programs, as well as a $194 million decrease in stock-based compensation mainly related to RSUs with a performance condition satisfied upon our IPO in 2019.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Research and development	$755	$493	(35)%	$4,228	$1,722	(59)%
Percentage of revenue	20%	16%		42%	19%
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
Research and development expenses decreased $262 million, or 35%, primarily attributable to a $160 million decrease in stock-based compensation expense and a $101 million decrease in employee headcount costs.
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
Research and development expenses decreased $2.5 billion, or 59%, primarily attributable to a $2.5 billion decrease in stock-based compensation expense mainly related to RSUs with a performance condition satisfied upon our IPO in 2019, partially offset by an $86 million increase in restructuring and related charges.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

General and administrative	$591	$711	20%	$2,652	$2,135	(19)%
Percentage of revenue	15%	23%		26%	24%
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
General and administrative expenses increased $120 million, or 20%, primarily attributable to $80 million of accelerated lease expense and $74 million in asset impairments, both related to exiting certain leased offices, partially offset by a $43 million decrease in stock-based compensation expense and a $31 million decrease in employee headcount costs.
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
General and administrative expenses decreased $517 million, or 19%, primarily attributable to a $708 million decrease in stock-based compensation expense and a net $296 million decrease in legal, tax, and regulatory reserve changes and settlements, partially offset by $193 million in impairment charges related to our New Mobility reporting unit recorded during the first quarter of 2020 primarily related to COVID-19 impacts on certain markets, an $86 million increase in restructuring and related charges, $80 million attributable to accelerated lease expense during the third quarter of 2020 and $74 million in asset impairments.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Depreciation and amortization	$102	$138	35%	$371	$395	6%
Percentage of revenue	3%	4%		4%	4%
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
Depreciation and amortization expenses increased $36 million, or 35%, primarily attributable to increase in depreciation of leased servers and additional amortization expenses related to newly acquired Careem intangible assets partially offset by a decrease in depreciation of data center assets.
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
Depreciation and amortization expenses increased $24 million, or 6%, primarily attributable to an increase in leased server depreciation and additional amortization expenses related to newly acquired Careem intangible assets, partially offset by a decrease in depreciation of data center assets.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Interest expense	$(90)	$(112)	24%	$(458)	$(340)	(26)%
Percentage of revenue	(2)%	(4)%		(5)%	(4)%
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
Interest expense increased by $22 million, or 24%, primarily due to the additional interest expense resulting from the issuance of $1.2 billion of our 2027 Senior Notes in September 2019.
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
Interest expense decreased by $118 million, or 26%, primarily due to the conversion of our 2021 and 2022 convertible notes upon our IPO in May 2019, partially offset by the additional interest expense resulting from the issuance of $1.2 billion of our 2027 Senior Notes in September 2019.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Interest income	$76	$7	(91)%	$184	$51	(72)%
Foreign currency exchange gains (losses), net	8	(47)	**	—	(104)	**
Gain on business divestitures, net	—	—	**	—	127	**
Unrealized gain (loss) on debt and equity securities, net	(13)	(7)	46%	1	(123)	**
Allowance reversal (impairment) of debt and equity securities	—	160	**	—	(1,690)	**
Change in fair value of embedded derivatives	—	—	**	58	—	(100)%
Gain on extinguishment of convertible notes and settlement of derivatives	—	—	**	444	—	(100)%
Other, net	(22)	38	273%	20	51	155%
Other income (expense), net	$49	$151	208%	$707	$(1,688)	**
Percentage of revenue	1%	5%		7%	(19)%
** Percentage not meaningful.

Three Months Ended September 30, 2020 Compared with the Same Period in 2019
Interest income decreased by $69 million, or 91%, primarily due to lower cash balances and market interest rates.
Allowance reversal (impairment) of debt and equity securities increased by $160 million primarily due to a reversal of the previously recorded allowance for credit loss on our investment in Grab, initially recognized in the first quarter of 2020. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
Interest income decreased by $133 million, or 72%, primarily due to lower cash balances and market interest rates.
Foreign currency exchange gains (losses), net decreased by $104 million primarily due to unrealized impacts on foreign exchange resulting from remeasurement of our foreign currency monetary assets and liabilities denominated in currencies other than the functional currency of an entity.
Gain on business divestitures, net increased by $127 million primarily due to a $154 million gain on the sale of our Uber Eats India operations to Zomato during the first quarter of 2020, partially offset by a $27 million loss on the sale of our JUMP operations to Lime during the second quarter of 2020.
Unrealized gain (loss) on debt and equity securities, net decreased by $124 million primarily due to loss from fair value adjustments of our non-marketable securities recorded under the fair value option.
Allowance reversal (impairment) of debt and equity securities primarily due to a $1.7 billion impairment of our investment in Didi. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Gain on extinguishment of convertible notes and settlement of derivatives decreased by $444 million, or 100%, due to the conversion of our 2021 and 2022 convertible notes and settlement of the related derivatives in connection with our IPO in May 2019.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Provision for (benefit from) income taxes	$3	$23	**	$20	$(215)	**
Effective tax rate	—%	(2)%		—%	4%
** Percentage not meaningful.
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
Income tax expense increased by $20 million, primarily driven by current tax on foreign earnings offset by a partial benefit from U.S. losses.
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
Income tax expense decreased by $235 million, primarily due to a tax impact from the impairment charges of our investment in Didi.
Loss from Equity Method Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Loss from equity method investments	$(9)	$(8)	11%	$(25)	$(27)	(8)%
Percentage of revenue	—%	—%		—%	—%
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
Loss from equity method investments decreased by $1 million, or 11%, due to our portion of the net loss from our Yandex.Taxi joint venture.
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
Loss from equity method investments increased by $2 million, or 8%, due to our investment in our Yandex.Taxi joint venture.

Supplemental Disclosure Related to Restructuring and Related Charges
During the second quarter of 2020, we initiated and completed certain restructuring activities in order to reduce our overall cost structure in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business. We also exited the JUMP business and incurred costs related to site closures, asset impairments and write-offs. As a result, during the nine months ended September 30, 2020, we recognized $376 million in total restructuring and related charges in the condensed consolidated statement of operations. Total restructuring and related charges include $256 million of cash settled charges, primarily for severance and other termination benefits, and are expected to be completely paid by the end of 2020. The remaining costs related to these restructuring activities are expected to be immaterial. Restructuring activities during the three and nine months ended September 30, 2019 and three months ended September 30, 2020 were not material.
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
Adjusted Net Revenue (1)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Mobility	$2,868	$1,365	(52)%	$7,586	$4,632	(39)%
Delivery	392	1,135	190%	968	2,547	163%
Freight	218	288	32%	512	698	36%
ATG and Other Technology Programs collaboration revenue (2)	17	25	47%	17	75	**
All Other	38	—	**	84	35	(58)%
Adjusted Net Revenue	$3,533	$2,813	(20)%	$9,167	$7,987	(13)%
(1) Adjusted Net Revenue for Mobility and Delivery are non-GAAP measures as defined by the SEC. Adjusted Net Revenue for Freight, ATG and Other Technology Programs and All Other (formerly Other Bets prior to the second quarter of 2020) are equal to GAAP revenue in all periods presented. In 2020, Adjusted Net Revenue does not include certain COVID-19 response initiatives. See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) Consists of $25 million and $75 million collaboration revenue from Toyota recognized in the three and nine months ended September 30, 2020, respectively. Refer to Note 15 – Non-Controlling Interests in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on collaboration revenue.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Mobility	$631	$245	(61)%	$1,329	$876	(34)%
Delivery	(316)	(183)	42%	(911)	(728)	20%
Freight	(81)	(73)	10%	(162)	(186)	(15)%
ATG and Other Technology Programs	(124)	(104)	16%	(369)	(303)	18%
All Other	(72)	—	**	(184)	(86)	53%
Corporate G&A and Platform R&D (1), (2)	(623)	(510)	18%	(1,813)	(1,647)	9%
Adjusted EBITDA (3)	$(585)	$(625)	(7)%	$(2,110)	$(2,074)	2%
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
Mobility Segment
For the three months ended September 30, 2020 compared to the same period in 2019, Mobility adjusted net revenue decreased $1.5 billion, or 52%, and Mobility adjusted EBITDA profit decreased $386 million, or 61%.
Mobility adjusted net revenue decreased primarily attributable to a decrease in Mobility Gross Bookings due to adverse impacts from the COVID-19 pandemic, partially offset by rationalization in incentive spend. Mobility Take Rate improved to 23.1% from 22.8% compared to the same period in 2019 mainly driven by an overall decrease in incentive spend.
Mobility adjusted EBITDA profit decreased primarily attributable to a decrease in Mobility adjusted net revenue, partially offset by a $437 million decrease in insurance expense as a result of a decrease in miles driven, a $275 million decrease in consumer promotions, and a $149 million decrease in credit card processing costs. Additionally, Mobility adjusted EBITDA margin as a percentage of Mobility revenue declined to 17.9% from 21.8%, compared to the same period in 2019, and Mobility adjusted EBITDA margin as a percentage of Mobility adjusted net revenue declined to 17.9% from 22.0% in the same period in 2019.
For the nine months ended September 30, 2020 compared to the same period in 2019, Mobility adjusted net revenue decreased $3.0 billion, or 39%, and Mobility adjusted EBITDA profit decreased $453 million, or 34%.
Mobility adjusted net revenue decreased primarily attributable to a decrease in Mobility Gross Bookings due to adverse impacts from the COVID-19 pandemic, partially offset by rationalization of incentive spend. Mobility Take Rate improved to 23.4% from 21.0% compared to the same period in 2019 mainly driven by an overall decrease in incentive spend as well as a one-time Driver appreciation award recorded in the second quarter of 2019.
Mobility adjusted EBITDA profit decreased primarily attributable to a decrease in Mobility adjusted net revenue, partially offset by a $1.0 billion decrease in insurance expense as a result of a decrease in miles driven, a $715 million decrease in consumer promotions, and a $360 million decrease in credit card processing costs. Additionally, Mobility adjusted EBITDA margin as a percentage of Mobility revenue improved to 18.9% from 17.3%, compared to the same period in 2019, and Mobility adjusted EBITDA margin as a percentage of Mobility adjusted net revenue improved to 18.9% from 17.5% in the same period in 2019.
Delivery Segment
For the three months ended September 30, 2020 compared to the same period in 2019, Delivery adjusted net revenue increased $743 million, or 190%, and Delivery adjusted EBITDA loss decreased $133 million, or 42%.
Delivery adjusted net revenue increased primarily attributable to an increase in Gross Bookings of 135%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes as a result of stay-at-home demand related to COVID-19, combined with continued expansion across our international markets. Take Rate improved to 13.3% from 10.7% compared to the same period in 2019 driven by a decrease in incentive spend combined with an overall improvement in basket sizes. Additionally, we saw an increase in Delivery adjusted net revenue and Take Rate as a result of certain Delivery People payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Delivery People for services provided.
Delivery adjusted EBITDA loss decreased primarily attributable to an increase in Delivery adjusted net revenue, partially offset by a $279 million increase in cost of revenue as well as a $165 million increase in consumer promotions.

For the nine months ended September 30, 2020 compared to the same period in 2019, Delivery adjusted net revenue increased $1.6 billion, or 163%, and Delivery adjusted EBITDA loss decreased $183 million, or 20%.
Delivery adjusted net revenue increased primarily attributable to an increase in Gross Bookings of 103%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes as a result of stay-at-home demand related to COVID-19, combined with continued expansion across our international markets. Delivery Take Rate improved to 12.6% from 9.6% compared to the same period in 2019 driven by a decrease in incentive spend combined with an overall improvement in basket sizes. Additionally, we saw an increase in Delivery adjusted net revenue and Take Rate as a result of certain Delivery People payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Delivery People for services provided.
Delivery adjusted EBITDA loss decreased primarily attributable to an increase in Delivery adjusted net revenue, partially offset by a $628 million increase in cost of revenue combined with an $438 million increase in consumer promotions.
Freight Segment
For the three months ended September 30, 2020 compared to the same period in 2019, Freight revenue increased $70 million, or 32%, and Freight adjusted EBITDA loss decreased $8 million, or 10%.
Freight revenue increased primarily attributable to growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA loss decreased attributable to an overall improvement in gross profit partially offset by an increase in investment spend in our technology and services as we continue to grow the business.
For the nine months ended September 30, 2020 compared to the same period in 2019, Freight revenue increased $186 million, or 36%, and Freight adjusted EBITDA loss increased $24 million, or 15%.
Freight revenue increased primarily attributable to growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA loss increased attributable to an increase in investment spend in our technology and services as we continue to grow the business.
ATG and Other Technology Programs Segment
For the three months ended September 30, 2020 compared to the same period in 2019, ATG and Other Technology Programs revenue increased $8 million and ATG and Other Technology Programs adjusted EBITDA loss decreased $20 million, or 16%.
ATG and Other Technology Programs revenue increased attributable to collaboration revenue related to our three-year joint collaboration agreement with Toyota and DENSO entered into in July 2019.
ATG and Other Technology Programs adjusted EBITDA loss decreased due to an increase in revenue, as noted above, partially offset by an increase in operational expenses.
For the nine months ended September 30, 2020 compared to the same period in 2019, ATG and Other Technology Programs revenue increased $58 million and ATG and Other Technology Programs adjusted EBITDA loss decreased $66 million, or 18%.
ATG and Other Technology Programs revenue increased attributable to collaboration revenue related to our three-year joint collaboration agreement with Toyota and DENSO entered into in July 2019.
ATG and Other Technology Programs adjusted EBITDA loss decreased due to an increase in revenue, as noted above, partially offset by an increase in operational expenses.
All Other
For the three months ended September 30, 2020 compared to the same period in 2019, All Other revenue decreased $38 million, and All Other adjusted EBITDA loss decreased $72 million. Additionally, for the nine months ended September 30, 2020 compared to the same period in 2019, All Other revenue decreased $49 million, or 58%, and All Other adjusted EBITDA loss decreased $98 million, or 53%.
For the three and nine months ended September 30, 2020, the overall decreases in All Other revenue and All Other Adjusted EBITDA loss is primarily attributable to the JUMP Divestiture in the second quarter of 2020.
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
Monthly Active Platform Consumers. MAPCs is the number of unique consumers who completed a Mobility or New Mobility ride or received a Delivery meal or grocery order on our platform at least once in a given month, averaged over each month in the quarter. While a unique consumer can use multiple product offerings on our platform in a given month, that unique consumer is counted as only one MAPC. We use MAPCs to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the countries in which we operate.
Trips. We define Trips as the number of completed consumer Mobility or New Mobility rides and Delivery meal or grocery deliveries in a given period. For example, an UberPOOL ride with three paying consumers represents three unique Trips, whereas an UberX ride with three passengers represents one Trip. We believe that Trips are a useful metric to measure the scale and usage of our platform.
Gross Bookings. We define Gross Bookings as the total dollar value, including any applicable taxes, tolls, and fees, of Mobility and New Mobility rides, Delivery meal or grocery deliveries, and amounts paid by Freight shippers, in each case without any adjustment for consumer discounts and refunds, Driver and Merchant earnings, and Driver incentives. Gross Bookings do not include tips earned by Drivers. Gross Bookings are an indication of the scale of our current platform, which ultimately impacts revenue.

	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020

Mobility	$11,479	$11,446	$12,188	$12,554	$13,512	$10,874	$3,046	$5,905
Delivery	2,561	3,071	3,386	3,658	4,374	4,683	6,961	8,550
Freight	126	128	167	223	219	198	212	290
ATG & Other Technology Programs	—	—	—	—	—	—	—	—
All Other	3	4	15	30	26	21	5	—
Adjusted Net Revenue. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation to the most directly comparable GAAP financial measure.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Adjusted Net Revenue	$3,533	$2,813	(20)%	$9,167	$7,987	(13)%
Take Rate is defined as Adjusted Net Revenue as a percentage of Gross Bookings.
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
Adjusted Net Revenue decreased $720 million, or 20%, primarily attributable to an overall decrease in Gross Bookings of 8%, on a constant currency basis. Overall Take Rate was 19.1%, down 2.4%, from the same period in 2019.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net loss attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2019	2020	% Change	2019	2020	% Change

Adjusted EBITDA	$(585)	$(625)	(7)%	$(2,110)	$(2,074)	2%
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
Adjusted EBITDA loss increased $40 million, or 7%, primarily attributable to a $386 million decrease in Mobility Adjusted EBITDA, partially offset by a $161 million improvement in our other business offerings combined with a $113 million reduction in Corporate G&A and Platform R&D costs as well as a $72 million increase mainly related to the JUMP Divestiture that occurred in the second quarter of 2020.
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
Limitations of Non-GAAP Financial Measures and Adjusted Net Revenue Reconciliation
Adjusted Net Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for revenue prepared in accordance with GAAP. The following tables present reconciliations of Adjusted Net Revenue, Mobility Adjusted Net Revenue and Delivery Adjusted Net Revenue to the most directly comparable GAAP financial measures for each of the periods indicated. Freight Adjusted Net Revenue, ATG and Other Technology Programs Adjusted Net Revenue and Other Bets Adjusted Net Revenue (prior to the second quarter of 2020) are equal to GAAP net revenue in all periods presented. Subsequent to the second quarter of 2020, All Other (formerly our Other Bets segment) was no longer deemed an operating or reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2020	2019	2020

Adjusted Net Revenue reconciliation:
Revenue	$3,813	$3,129	$10,078	$8,913
Deduct:
Excess Driver incentives	(259)	(316)	(825)	(939)
Driver referrals	(21)	(2)	(86)	(14)
Add:
COVID-19 response initiatives	—	2	—	27
Adjusted Net Revenue	$3,533	$2,813	$9,167	$7,987

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2020	2019	2020

Mobility Adjusted Net Revenue reconciliation:
Mobility revenue	$2,895	$1,365	$7,689	$4,624
Deduct:
Excess Driver incentives	(12)	(1)	(34)	(6)
Driver referrals	(15)	(1)	(69)	(11)
Add:
COVID-19 response initiatives	—	2	—	25
Mobility Adjusted Net Revenue	$2,868	$1,365	$7,586	$4,632

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2020	2019	2020

Delivery Adjusted Net Revenue reconciliation:
Delivery revenue	$645	$1,451	$1,776	$3,481
Deduct:
Excess Driver incentives	(247)	(315)	(791)	(933)
Driver referrals	(6)	(1)	(17)	(3)
Add:
COVID-19 response initiatives	—	—	—	2
Delivery Adjusted Net Revenue	$392	$1,135	$968	$2,547
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

 The following table presents a reconciliation of net loss attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2020	2019	2020

Adjusted EBITDA reconciliation:
Net loss attributable to Uber Technologies, Inc.	$(1,162)	$(1,089)	$(7,410)	$(5,799)
Add (deduct):
Net loss attributable to non-controlling interests, net of tax	3	(19)	(11)	(27)
Provision for (benefit from) income taxes	3	23	20	(215)
Loss from equity method investments	9	8	25	27
Interest expense	90	112	458	340
Other (income) expense, net	(49)	(151)	(707)	1,688
Depreciation and amortization	102	138	371	395
Stock-based compensation expense	401	183	4,353	591
Legal, tax, and regulatory reserve changes and settlements	(27)	—	353	57
Driver appreciation award	—	—	299	—
Payroll tax on IPO stock-based compensation	—	—	86	—
Goodwill and asset impairments/loss on sale of assets	—	76	8	285
Acquisition, financing and divestitures related expenses	—	14	—	43
Accelerated lease costs related to cease-use of ROU assets	—	80	—	80
COVID-19 response initiatives	—	18	—	90
Gain on lease arrangement, net	—	(12)	—	(5)
Restructuring and related charges (credits)	45	(6)	45	376
Adjusted EBITDA	$(585)	$(625)	$(2,110)	$(2,074)
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

Liquidity and Capital Resources

	Nine Months Ended September 30,
(In millions)	2019	2020

Net cash used in operating activities	$(2,522)	$(1,940)
Net cash used in investing activities	(79)	(2,677)
Net cash provided by financing activities	9,022	483
Operating Activities
Net cash used in operating activities was $1.9 billion for the nine months ended September 30, 2020, primarily consisting of $5.8 billion of net loss, adjusted for certain non-cash items, which primarily included $1.7 billion in impairment of debt and equity securities and $591 million of stock-based compensation expense as well as a $736 million decrease in cash consumed by working capital primarily driven by a decrease in our accounts receivable and prepaid expenses and other assets.
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
Investing Activities
Net cash used in investing activities was $2.7 billion for the nine months ended September 30, 2020, primarily consisting of $1.5 billion in acquisition of business, net of cash acquired, $1.5 billion in purchases of marketable securities and $493 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $801 million.
Net cash used in investing activities was $79 million for the nine months ended September 30, 2019, primarily consisting of $406 million in purchases of property and equipment, partially offset by $293 million in proceeds from business disposal, net of cash divested.
Financing Activities
Net cash provided by financing activities was $483 million for the nine months ended September 30, 2020, primarily consisting of $1.5 billion of issuance of senior notes, net of issuance costs, partially offset by $891 million of principal repayment on Careem Notes.
Net cash provided by financing activities was $9.0 billion for the nine months ended September 30, 2019, primarily consisting of $8.0 billion of net proceeds received from issuance of common stock upon our IPO, net of offering costs, $500 million of proceeds received from issuance of common stock related to a private placement, partially offset by $1.5 billion of taxes paid related to net share settlement of equity awards, $1.2 billion of proceeds from issuance of senior notes, net of issuance costs and $120 million of principal payments on financing leases.
Other Information
As of September 30, 2020, $1.5 billion of our $6.2 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of September 30, 2020, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity during the COVID-19 pandemic. As the circumstances around the COVID-19 pandemic remain uncertain, we continue to actively monitor the pandemic's impact to us worldwide including our financial position, liquidity, results of operations and cash flows.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Contractual Obligations
As of January 2, 2020, we committed to issue convertible notes in connection with the acquisition of Careem which remains in effect as of September 30, 2020. Refer to Note 8 – Supplemental Financial Statement Information in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Additionally, in July 2020, we entered into a commercial technology agreement with Google LLC for a term of four years. We are committed to spend an aggregate of at least $160 million for the period from July 2020 through June 2024. Refer to Note 13 – Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
As of September 30, 2020, there have been no other material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $226 million as of September 30, 2020.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $12.1 billion and $7.8 billion as of December 31, 2019 and September 30, 2020, respectively. Marketable debt securities classified as short-term investments totaled $1.1 billion as of September 30, 2020. Our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Our investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results or the fair value of our marketable debt securities portfolio.
We have significant risk related to the carrying amounts of investments in other companies, including our minority-owned affiliates, compared to their fair value, as all of our investments are currently in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. As of September 30, 2020, the carrying value of our investments was $10.2 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 13 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 13 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended September 30, 2020 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 13 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•California Attorney General Lawsuit and Governmental Inquiries
•State Unemployment Tax Proceedings
•Google v. Levandowski; Google v. Levandowski & Ron
•Aslam, Farrar, Hoy and Mithu v. Uber B.V., Uber Britannia Ltd. and Uber London Ltd.
Legal Proceedings That Are Not Described in Note 13 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements

In addition to the matters that are identified in Note 13 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended September 30, 2020 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Australia Class Actions
In May 2019, an Australian law firm filed a class action in the Supreme Court of Victoria, Australia, against us and certain of our subsidiaries, on behalf of certain participants in the taxi, hire-car, and limousine industries. The plaintiff alleges that the Uber entities conspired to injure the group members during the period 2014 to 2017 by either directly breaching transport legislation or commissioning offenses against transport legislation by UberX Drivers in Australia. The claim alleges, in effect, that these operations caused loss and damage to the class representative and class members, including lost income and decreased value of certain taxi licenses. In March, April and October 2020, the same Australian law firm filed four additional class action lawsuits alleging the same claim. We deny these allegations and intend to vigorously defend against the lawsuit.
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
In addition, in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business, in May 2020 we announced reductions in workforce of approximately 6,700 full-time employee roles.
We have responded to the COVID-19 pandemic by launching new, or expanding existing, services, features, or health and safety requirements on an expedited basis, particularly those relating to delivery of food and other goods. Our understanding of applicable privacy, consumer protection and other legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments. In addition, our launch of new, or expanding existing, services, features, or health and safety requirements in response to COVID-19 may heighten other risks described in this “Risk Factors” section, including our classification of Drivers. These challenges could result in fines or other enforcement measures that could adversely impact our financial results or operations.
The COVID-19 pandemic has adversely affected our near-term financial results and may adversely impact our long-term financial results, which has required and may continue to require significant actions in response, including but not limited to, additional reductions in workforce and certain changes to pricing models of our offerings, all in an effort to mitigate such impacts. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict with precision the pandemic’s cumulative and ultimate impact on our future business operations, liquidity, financial condition, and results of operations. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak and any future “waves” or resurgences of the outbreak, both globally and within the United States, the impact on capital and financial markets, foreign currencies exchange, governmental or regulatory orders that impact our business and whether the impacts may result in permanent changes to our end-users’ behaviors, all of which are highly uncertain and cannot be predicted. Moreover, even after shelter at home orders and travel advisories are lifted, demand for our Rides offering may remain weak for a significant length of time and we cannot predict when and if our Rides offering will return to pre-COVID-19 demand levels. In addition, we cannot predict the impact the COVID-19 pandemic will have on our business partners and third-party vendors, and we may be adversely impacted as a result of the adverse impact our business partners and third-party vendors suffer. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial markets, which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial performance and condition, and results of operation.
Our business would be adversely affected if Drivers were classified as employees.
The classification of Drivers is currently being challenged in courts, by legislators and by government agencies in the United States and abroad. We are involved in numerous legal proceedings globally, including putative class and collective class action lawsuits, demands for arbitration, charges and claims before administrative agencies, and investigations or audits by labor, social security, and tax authorities that claim that Drivers should be treated as our employees (or as workers or quasi-employees where those statuses exist), rather than as independent contractors. We believe that Drivers are independent contractors because, among other things, they can choose whether, when, and where to provide services on our platform, are free to provide services on our competitors’ platforms, and provide a vehicle to perform services on our platform. Nevertheless, we may not be successful in defending the classification of Drivers in some or all jurisdictions. Furthermore, the costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) relating to the classification of Drivers have been and may continue to be material to our business. For example, in 2020, we paid $20 million (pursuant to a settlement agreement entered into in 2019) to settle class actions in which Drivers who contracted with us in California and Massachusetts but with whom we had not entered into arbitration agreements, sought damages against us based on misclassification, among other claims.
In addition, more than 100,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements, pursuant to which we have paid approximately $155 million as of September 30, 2020. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.

Changes to foreign, state, and local laws governing the definition or classification of independent contractors, or judicial decisions regarding independent contractor classification, could require classification of Drivers as employees (or workers or quasi-employees where those statuses exist) and/or representation of Drivers by labor unions. For example, the California Supreme Court’s 2018 decision in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employment status in the context of California wage orders, was expanded and codified in California via Assembly Bill 5, which was signed into law in September 2019 and became effective as of January 1, 2020. Government authorities and private plaintiffs have brought litigation asserting that Assembly Bill 5 requires Drivers in California to be classified as employees. For example, in May 2020, the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint in San Francisco Superior Court against Uber and Lyft, alleging that drivers are misclassified, and seeks an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers. On August 10, 2020, following a hearing on the matter, the San Francisco Superior Court issued a preliminary injunction enjoining Uber and Lyft from classifying drivers as independent contractors during the pendency of the lawsuit. We appealed the decision and sought a stay of the preliminary injunction. On August 20, 2020, the California Court of Appeal granted an emergency stay of the injunction while an expedited appeal of the preliminary injunction decision is considered. On October 22, 2020, the California Court of Appeal affirmed the lower court’s ruling and held that we must comply with the preliminary injunction order no later than 30 days after the case is returned to the trial court.
In November 2020, California voters voted on Proposition 22, a California state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Based on the unofficial results published by the California Secretary of State as of the date of this filing, Proposition 22 has been approved by California voters, which means that the California Attorney General’s preliminary injunction will not go into effect and Drivers will be able to maintain their status as independent contractors under California law and we and our competitors will be required to comply with the provisions of Proposition 22. We expect that Proposition 22 will go into effect in the fourth quarter of 2020.
As another example where the classification of Drivers is being challenged, a lawsuit filed in California (Colopy v. Uber Technologies, Inc.) references Assembly Bill 5, and the plaintiff filed a motion for preliminary injunction requesting the court to reclassify him and others similarly situated as employees. The preliminary injunction was denied, but the plaintiff also seeks a permanent injunction. We face similar challenges in other jurisdictions. For example, in July 2020, the Massachusetts Attorney General filed a complaint against Uber and Lyft, alleging that drivers are misclassified, and seeking an injunction. If we do not prevail in current litigation or similar actions that may be brought in the future, we may be required to treat Drivers as employees or make other changes to our business model in certain jurisdictions. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees, we would incur significant additional expenses for compensating Drivers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. In this case, we anticipate significant price increases for Riders to offset these additional costs; however, we believe that the financial impact to Uber would be moderated by the likelihood of all competitors raising prices. Additionally, we may not have adequate Driver supply as Drivers may opt out of our platform given the loss of flexibility under an employment model, and we may not be able to hire a majority of the Drivers currently using our platform. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business, results of operations, financial position and cash flows.
In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Policies and Estimates” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2019.
We cannot predict whether Assembly Bill 5, or legislation in other jurisdictions, may lead to similar legislation being enacted elsewhere. Other examples of recent judicial decisions relating to Driver classification include the Aslam, Farrar, Hoy and Mithu v. Uber B.V., et al. ruling by the Employment Appeal Tribunal in the United Kingdom that found that Drivers are workers (rather than self-employed), a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship, a decision by the French Supreme Court that reclassified an UberX Driver as an employee, and decisions by several Swiss governmental bodies ruling that Drivers should be classified as employees for Swiss social security or regulatory purposes. In Razak v. Uber Technologies, Inc., the Third Circuit Court of Appeals vacated and remanded a district court ruling that UberBLACK Drivers in Philadelphia are independent contractors and not employees.

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
Our platform provides offerings in the mobility, delivery, and logistics industries. We compete on a global basis, and the markets in which we compete are highly fragmented. We face significant competition in each of the mobility and delivery industries globally and in the logistics industry in the United States and Canada from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants given the low barriers to entry that characterize these industries. In addition, within each of these markets, the cost to switch between products is low. Consumers have a propensity to shift to the lowest-cost or highest-quality provider; Drivers have a propensity to shift to the platform with the highest earnings potential; restaurants have a propensity to shift to the delivery platform that offers the lowest service fee for their meals and provides the highest volume of orders; and shippers and carriers have a propensity to shift to the platform with the best price and most convenient service for hauling shipments.
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
We face competition in each of our offerings, including:
•Mobility. Our Rides offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, and livery services. In addition, public transportation can be a superior substitute to our Rides offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned affiliates, for Drivers and riders, including Lyft, OLA, Didi, Bolt, and our Yandex.Taxi joint venture.
•Delivery. Our Eats offering competes with numerous companies in the meal, grocery and other delivery space in various regions for Drivers, consumers, and restaurants, including GrubHub, DoorDash, Deliveroo, Glovo, Rappi, iFood, Delivery Hero, Just Eat Takeaway, Postmates and Amazon. Our Eats offering also competes with restaurants, including those that offer their own delivery and/or take-away (such as Domino’s), meal kit delivery services, grocery delivery services, and traditional grocers.
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
In May, 2020, we entered into a commercial partnership with Lime, through which we compete for riders in the bike and scooter space, including Motivate (an affiliate of Lyft), Bird, and Skip in the United States and others abroad.
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
We are contractually restricted from competing with our minority-owned affiliates with respect to certain aspects of our business, including in China through August 2023, Russia/CIS through February 2025, Southeast Asia through the later of March

2023 or one year after we dispose of all interests in Grab, India with respect to meal delivery through January 2023, the United States, Canada, Australia, New Zealand and certain parts of Europe with respect to e-bikes and e-scooters through May 2023, and in the European Economic Area with respect to digital freight forwarding through April 2023, while none of our minority-owned affiliates are restricted from competing with us anywhere in the world. Didi currently competes with us in certain countries in Latin America and in Australia, and in 2018 made significant investments to gain or maintain category position in certain markets in Latin America. In addition, our Yandex.Taxi joint venture currently competes with us in certain countries in Europe and Africa. As Didi and our other minority-owned affiliates continue to expand their businesses, they may in the future compete with us in additional geographic markets. In addition, we are contractually restricted from competing with some of our majority-owned affiliates with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage, competing against Cornershop with respect to online grocery delivery, and competing against ATG with respect to the development of autonomous vehicle technologies.
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
We have incurred significant losses since inception. We incurred operating losses of $3.0 billion and $8.6 billion in the years ended December 31, 2018 and 2019, and as of September 30, 2020, we had an accumulated deficit of $22.2 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We anticipate that we will continue to incur losses in the near term as a result of expected substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; invest in ATG and Other Technology Programs; expand marketing channels and operations;

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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 21,600 global employees as of September 30, 2020, of whom approximately 12,400 were located outside the United States. We expect the total number of our employees located outside the United States to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
We are making substantial investments in new offerings and technologies, and may increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.
We have made substantial investments to develop new offerings and technologies, including autonomous vehicle technologies, Freight, and Uber Elevate, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and offerings. For example, we believe that autonomous vehicles will be an important part of our offerings over the long term, and in 2019, we incurred approximately $960 million of research and development expenses for our ATG and Other Technology Programs initiatives. We may increase our investments in these new initiatives in the near term. Additionally, we plan to invest significant resources to develop and expand new offerings and technologies in the markets in which Careem operates. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because such offerings and technologies are new, they will likely involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges, and other risks, some of which we do not currently anticipate. For example, we discontinued certain products, such as Xchange Leasing, our vehicle leasing business in the United States because we failed to operate it efficiently.
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
As of September 30, 2020, we operated in 68 countries, and markets outside the United States accounted for approximately 80% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local competitors. For example, in January 2020, we completed our acquisition of Careem in jurisdictions where we have received regulatory approval, and in October 2019, we announced a majority investment in Cornershop, a provider of online grocery delivery in Mexico and Chile, and closed such investment as to Chile in July 2020. Such investments may not be successful and may negatively affect our operating results.
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
Our growth strategy has included the restructuring of our business and assets in certain jurisdictions by partnering with and investing in local ridesharing and meal delivery companies to participate in those markets rather than operate in those markets independently. As a result, a significant portion of our assets includes minority ownership positions in each of Didi, Grab, our Yandex.Taxi joint venture, Lime and Zomato. Each of Didi, Grab and our Yandex.Taxi joint venture operates ridesharing, meal delivery, and related logistics businesses in their primary markets in China, Southeast Asia, and Russia/CIS, respectively, Lime operates an e-bikes and e-scooters in the United States, Canada and parts of Europe, Asia, Latin America, Australia and New Zealand, and Zomato operates a meal delivery business in India.
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
In 2019, we derived 23% of our Mobility Gross Bookings from five metropolitan areas—Chicago, Los Angeles, New York City, and the San Francisco Bay Area in the United States; and London in the United Kingdom. We experience greater competition in large metropolitan areas than we do in other markets in which we operate, which has led us to offer significant Driver incentives and consumer discounts and promotions in these large metropolitan areas. As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these large metropolitan areas. Outbreaks of contagious diseases or other viruses, such as COVID-19, could lead to a sustained decline in the desirability of living, working and congregating in metropolitan areas in which we operate. Any short-term or long-term shifts in the travel patterns of consumers away from metropolitan areas, due to health concerns regarding epidemics or pandemics such as COVID-19, could have an adverse impact on our Mobility Gross Bookings from these areas. An economic downturn, increased competition, or regulatory obstacles in any of these key metropolitan areas would adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business. Furthermore, if we are unable to renew existing licenses or do not receive new licenses in key metropolitan areas where we operate or such licenses are terminated, any inability to operate in such metropolitan area, as well as the publicity concerning any such termination or non-renewal, could adversely affect our business, financial condition, and operating results.
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
In 2019, we generated 15% of our Mobility Gross Bookings from trips that either started or were completed at an airport. As a result of this concentration, our operating results are susceptible to existing regulations and regulatory changes that impact the ability of drivers using our platform to provide trips to and from airports. In addition, as a result of the COVID-19 pandemic, travel behavior has changed and airline travel has slowed, reducing the demand for Rides to and from airports. Sustained declines in air travel due to COVID-19, or other travel-related health concerns, could continue to suppress demand for airport-related Rides and reduce our Mobility Gross Bookings from airport trips. Certain airports currently regulate ridesharing within airport boundaries, including by mandating that ridesharing service providers obtain airport-specific licenses, and some airports, particularly those outside the United States, have banned ridesharing operations altogether. Despite such bans, some Drivers continue to provide Rides services, including trips to and from airports, despite lacking the requisite permits. Such actions may result in the imposition of fines or sanctions, including further bans on our ability to operate within airport boundaries, against us or Drivers. Additional bans on our airport operations, or any permitting requirements or instances of non-compliance by Drivers, would significantly disrupt our operations. In addition, if drop-offs or pick-ups of riders become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, the number of Drivers or consumers could decrease, which would adversely affect our business, financial condition, and operating results. While we have entered into agreements with most major U.S. airports as well as certain airports outside the United States to allow the use of our platform within airport boundaries, we cannot guarantee that we will be able to renew such agreements on favorable terms if at all, and we may not be successful in negotiating similar agreements with airports in all jurisdictions.
If we fail to develop and successfully commercialize autonomous vehicle technologies or fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors, or are perceived as less safe than those of our competitors or non-autonomous vehicles, our financial performance and prospects would be adversely impacted.
We have invested, and we may continue to invest, substantial amounts in autonomous vehicle technologies. We believe that autonomous vehicle technologies may have the ability to meaningfully impact the industries in which we compete. While we believe that autonomous vehicles present substantial opportunities, the development of such technology is expensive and time-consuming and may not be successful. Several other companies, including Waymo, Cruise Automation, Tesla, Apple, Zoox (which Amazon announced it will acquire), Aptiv, Aurora, and Nuro, are also developing autonomous vehicle technologies, either alone or through collaborations with car manufacturers, and we expect that they will use such technology to further compete with us in the mobility, delivery, or logistics industries. We expect certain competitors to commercialize autonomous vehicle technologies at scale before we do. Waymo has already introduced a commercialized ridehailing fleet of autonomous vehicles, and it is possible that other of our competitors could introduce autonomous vehicle offerings earlier than we will. In the event that our competitors bring autonomous vehicles to market before we do, or their technology is or is perceived to be superior to ours, they may be able to leverage such technology to compete more effectively with us, which would adversely impact our financial performance and our prospects. For example, use of autonomous vehicles could substantially reduce the cost of providing ridesharing, delivery, or logistics services, which could allow competitors to offer such services at a substantially lower price as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our financial performance and prospects would be adversely impacted.
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
As of September 30, 2020, we had total outstanding indebtedness of $8.0 billion aggregate principal amount. In addition, we have agreed to issue up to $769 million of Careem Convertible Notes to Careem stockholders. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
Certain jurisdictions, including Australia, KSA, the UK and other countries, require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of tax assessments in those jurisdictions. These amounts could materially adversely impact our liquidity while those matters are being litigated. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes; even when such payments are made, we continue to defend our positions vigorously. If we prevail in the proceedings for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest.
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
As part of our business strategy, we have entered into, and expect to continue to enter into, agreements to acquire companies, form joint ventures, divest portions or aspects of our business, sell minority stakes in portions or aspects of our business, and acquire complementary companies or technologies, including divestitures in China, Southeast Asia and India, our Yandex.Taxi joint venture in Russia/CIS, our acquisition of Careem, the investment by SoftBank, Toyota, and DENSO in ATG (the “ATG Investment Transaction”), our purchase of a controlling interest in Cornershop and our agreement to acquire Postmates. Competition within our industry for acquisitions of businesses, technologies, and assets is intense. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors. For example, our acquisition of Postmates is subject to approval from U.S. regulatory authorities. Moreover, the ATG Investment Transaction is subject to a number of risks and uncertainties. For example, if the Committee on Foreign Investment in the United States (“CFIUS”) unwinds the ATG Collaboration Agreement or requires mitigation measures that materially and adversely affect the strategic benefits of the ATG Collaboration Agreement, SoftBank, Toyota, and DENSO will each have the right to require ATG to redeem some or all of their preferred units at a price equal to their respective initial investment amounts.
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
In certain jurisdictions, including expansion markets such as Argentina, Germany, Italy, Japan, South Korea, and Spain, our ridesharing business model has been blocked, capped, or suspended, or we have been required to change our business model, due primarily to laws and significant regulatory restrictions in such jurisdictions. In some cases, we have applied for and obtained licenses or permits to operate and must continue to comply with the license or permit requirements or risk revocation. In addition, we may not be able to maintain or renew any such license or permit. For example, TfL scrutinizes our business in London on an on-going basis and we are subject to license reviews at renewal. In November 2019, TfL declined to issue us a license, finding that we were not “fit and proper,” including with respect to confidence in our change and release management processes. We successfully appealed and in September 2020, Westminster Magistrates Court granted us an 18 month operating license on largely the same conditions as our previous license, finding us a fit and proper person. Two new conditions (which we volunteered) include providing to TfL consolidated monthly reporting in relation to regulatory obligations and maintaining our current processes. Any inability to operate in markets such as London, as well as publicity concerning adverse judicial or licensing decisions, would adversely affect our business, revenue, and operating results. We cannot predict whether future regulatory decisions or legislation in other jurisdictions, may embolden or encourage other authorities to take similar actions even where we are operating according to the terms of an existing license or permit. Additionally, in April 2019, Mexico City’s Secretaría de Movilidad passed an amendment to existing ridesharing regulations implementing certain operational requirements, including a prohibition on the use of cash to pay for ridesharing services and, effective as of November 2019, a requirement that Drivers in Mexico City obtain additional licenses to provide ridesharing services. We are still evaluating the impact of these regulations, but such operational requirements, if implemented without modification, could have a negative impact on our business and our failure to comply with such regulations may result in a revocation of our license to operate in Mexico City.
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

In December 2018, New York City’s Taxi and Limousine Commission implemented a per-mile and per-minute minimum trip payment formula, designed to establish a minimum pay standard, for drivers providing for-hire services in New York City, such as those provided by Drivers on our platform. These minimum rates took effect in February 2019. We are still working through adjustments to be made with respect to rider promotions, driver supply, and other aspects of our business in response to these regulations; however, these regulations had a negative impact on our financial performance in New York City in the first quarter of 2019 and may have a similar adverse impact in the future. In August 2018, the New York City Council voted to approve various measures to further regulate our business, including driver earning rules, licensing requirements, and a one-year freeze on new for-hire vehicle licenses for ridesharing services like those enabled via our platform, while the city studies whether a permanent freeze would help reduce congestion. In August 2019, New York City’s Taxi and Limousine Commission voted to extend such freeze on for-hire vehicle licenses and also voted to enact a new “cruising cap,” intended to reduce the number of for-hire vehicles operating without passengers on platforms like ours in the central business district of New York City. Although such “cruising cap” was struck down by a New York state judge in December 2019, the freeze on for-hire vehicle licenses remains. Additionally, in November 2019, a ballot measure to impose a surcharge on ridesharing trips in San Francisco was passed by voters in San Francisco and such surcharge took effect on January 1, 2020. Also in January 2020, a new tax went into effect in Chicago that imposes a surcharge of up to $3 per ridesharing trip taken in Chicago. In addition, in October 2020, the Seattle City Council passed a minimum pay standard for drivers providing services on our platform that goes into effect on January 1, 2021, and other jurisdictions have in the past considered or may consider regulations which would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Similar legislative or regulatory initiatives are being considered or have been enacted in countries outside the United States. If other jurisdictions impose similar regulations, our business growth could be adversely affected.
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
Our platform is available in approximately 10,000 cities across 68 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
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
Additionally, effective January 31, 2020, the United Kingdom commenced an exit from the European Union (“EU”), commonly referred to as Brexit. During a transition period that is set to expire on December 31, 2020, the British government will continue to negotiate the terms of the United Kingdom's future relationship with the EU. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate, including financial laws and regulations (including relating to payment processing), tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity, and restrict access to capital. The UK represents approximately 7.8% of our global Mobility Gross Bookings in the third quarter of 2020.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2014 Breach and the 2016 Breach. These and any future privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biennial third-party audits, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties, for, amongst other activities, future failure to report security incidents. In November and December 2018, U.K., Dutch and French supervisory authorities imposed fines totaling approximately $1.6 million. We have also entered into settlement agreements with numerous state enforcement agencies. In January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security breach that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security breaches or if we fail to remediate this or any other data security breach that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. Our insurance programs may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we may become subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which will increase our compliance costs and the risks associated with non-compliance. For example, the CCPA, which provides new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) in 2018, which recently went into effect.
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the EEA. We rely on transfer mechanisms permitted under these laws, including the EU Standard Contract Clauses. Such mechanisms have received heightened regulatory and judicial scrutiny, and a recent decision by the Court of Justice of the European Union casts doubt on the adequacy of all of the formerly-approved mechanisms for transferring personal data from countries in the EEA to certain other countries such as the United States. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data of Drivers, consumers, or employees in those regions, which could have an adverse effect on our business, financial condition, and operating results. In addition, we may be required to disclose personal data pursuant to demands from government agencies, including from state and city regulators as a requirement for obtaining or maintaining a license or otherwise, from law enforcement agencies, and from intelligence agencies. This disclosure may result in a failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations, could result in proceedings or actions against us in the same or other jurisdictions, and could have an adverse impact on our reputation and brand. In addition, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationship with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing significant fines or penalties against us or shutting down our or Careem’s app on either a temporary or indefinite basis. Further, if any jurisdiction in which we operate changes its laws, rules, or regulations relating to data residency or local computation such that we are unable to comply in a timely manner or at all, we may risk losing our rights to operate in such jurisdictions. This could adversely affect the manner in which we provide our products and offerings and thus materially affect our operations and financial results.
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
As of December 31, 2019 and based on a review of SEC filings, our executive officers, directors, and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially owned approximately 17.6% of our outstanding shares of common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations, or the sale of us or all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving our company, or discouraging a potential acquirer from otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. In addition, as our business continues to grow in size and complexity, we are improving our processes and infrastructure to help ensure we can prepare financial reporting and disclosures within the timeline required for a public company. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In addition, prior to completing our internal control assessment under Section 404, we may become aware of and disclose material weaknesses that will require timely remediation. Due to our significant growth, especially with respect to high-growth offerings like Eats and Freight, we face challenges in consistent performance of controls in response to evolving risks of misstatement. In addition, due to our continuous development of new products and technology solutions, we face challenges in timely and appropriately designing or executing controls. Our financial reporting infrastructure, including our information technology general computer systems and controls, is also evolving in support of our growing business activities and continued enhancement and automation of our internal control over financial reporting, which results in challenges in the design and consistent execution of such controls. During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38902	3.1	May 14, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38902	3.2	May 14, 2019
4.1	Indenture, dated as of September 16, 2020, by and between the Registrant, Rasier, LLC and U.S. Bank National Trust Association, as Trustee.	8-K	001-38902	4.1	September 16, 2020
4.2	Form of Global Note, representing the Registrant's 6.250% Senior Form of Global Note, representing the Registrant's 6.250% Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1). due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38902	4.2	September 16, 2020
10.1+	Google Maps Master Agreement, by and between the Registrant and Google LLC, dated July 13, 2020.
10.2†	Form of Employment Agreement between the Registrant and its executive officers.
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
+ Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
† This form of employment agreement will be used for all named executive officer employment agreements entered into and effective after July 1, 2020 unless otherwise noted.
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

UBER TECHNOLOGIES, INC.

Date: November 6, 2020	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2020	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)