Form 10-K
period 2020-12-31
Uber Technologies, Inc
filed 2021-03-01
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
1515 3rd Street
San Francisco, California 94158
(Address of principal executive offices, including zip code)
(415) 612-8582
(Registrant’s telephone number, including area code)
 ____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	UBER	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $52.0 billion based upon the closing price reported for such date on the New York Stock Exchange.
The number of shares of the registrant's common stock outstanding as of February 22, 2021 was 1,858,167,579.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

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
•our expectations regarding financial performance, including but not limited to revenue, potential profitability and the timing thereof, ability to generate positive Adjusted EBITDA, expenses, and other results of operations;
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
•the size of our addressable markets, market share, category positions, and market trends, including our ability to grow our business in the countries we have identified as expansion markets;
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

PART I
ITEM 1. BUSINESS
Overview
We are a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform (“platform(s)” or “Platform(s)”). We connect consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, as well as with other forms of transportation including public transit. We also connect Riders and other consumers (“Eater(s)”) with restaurants, grocers and other stores (collectively, “Merchants”) with delivery service providers (“Delivery People”) for food, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Delivery People are collectively referred to as “Driver(s).” We also connect consumers with public transportation networks. We use this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry.
Our technology is available in approximately 71 countries around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe, the Middle East, Africa, and Asia (excluding China and Southeast Asia).
Our Segments
As of December 31, 2020, we had four operating and reportable segments: Mobility, Delivery, Freight and Advanced Technologies Group (“ATG”) and Other Technology Programs. Mobility, Delivery and Freight platform offerings each address large, fragmented markets. ATG and Other Technology Programs is focused on the development and commercialization of autonomous vehicle and ridesharing technologies, as well as Uber Elevate. On December 7, 2020, we announced the sale of Apparate USA LLC (“ATG Business” or “Apparate”), our subsidiary focused on the development and commercialization of autonomous vehicle technologies, to Aurora Innovation, Inc. (“Aurora”). Our ATG Business is included within our ATG and Other Technology Programs segment. On January 19, 2021, we completed the sale of our ATG Business to Aurora.
Mobility
Mobility refers to products that connect consumers with Mobility Drivers who provide rides in a variety of vehicles, such as cars, auto rickshaws, motorbikes, minibuses, or taxis. Mobility also includes activity related to our Uber for Business (“U4B”), Financial Partnerships, Transit and Vehicle Solutions offerings.
We believe that our ridesharing category position is a key indicator of our progress towards our massive market opportunity. We calculate our ridesharing category position based on the best available data within a given region. For example, in most cases we divide our Mobility Gross Bookings by our estimates of total ridesharing Gross Bookings generated by us and other companies with similar ridesharing products. We estimate our total ridesharing Gross Bookings in a given region by utilizing internal source data, including historical trip, bookings, product mix, and fare information, and external source data provided by publicly available information and marketing analytics firms. Based on these estimates, we believe we have a leading ridesharing category position in every major region of the world where we operate. We also participate in certain regions through our minority-owned affiliates. At the time of entering into such transactions, we believed based on our internal estimates using the information then available to us that each of Didi, Grab, and Yandex.Taxi, on a pro forma basis, had the leading ridesharing category position in its respective market.
During 2020, we completed the acquisition of substantially all of the assets of Careem Inc. (“Careem”). Dubai-based Careem was founded in 2012, and provides primarily ridesharing and payments services to millions of users in cities across the Middle East, North Africa, and Pakistan. For additional information, see Note 18 – Business Combinations included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Delivery
Our Delivery offering allows consumers to search for and discover local restaurants, order a meal, and either pick-up at the restaurant or have the meal delivered and, in certain markets, also includes offerings for grocery and convenience store delivery as well as select other goods. We launched our Delivery app over five years ago. We believe that Delivery not only leverages, but also increases, the supply of Drivers on our network. For example, Delivery enables Mobility Drivers to increase their utilization and earnings by accessing additional demand for trips during non-peak Mobility times. Delivery also expands the pool of Drivers by enabling people who are not Mobility Drivers or who do not have access to Mobility-qualified vehicles to deliver meals on our platform. In addition to benefiting Drivers and consumers, Delivery provides Merchants with an instant mobile presence and efficient delivery capability, which we believe generates incremental demand and improves margins for Merchants by enabling them to serve more consumers without increasing their existing front-of-house expenses.
During 2020, we received regulatory approvals to purchase a controlling interest in Cornershop Cayman ("Cornershop”"), operating an online grocery delivery platform primarily in Chile and Mexico. We also completed the acquisition of Postmates Inc. (“Postmates”) in an all-stock transaction and both companies began the process of integrating U.S. operations. The acquisition of Postmates brings together our global Mobility and Delivery platform with Postmates’ business in the United States to strengthen the delivery of food, groceries, essentials, and other goods. For additional information, see Note 18 – Business Combinations included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
ATG and Other Technology Programs
The ATG and Other Technology Programs segment is primarily responsible for the development and commercialization of autonomous vehicle and ridesharing technologies, as well as Uber Elevate. On December 7, 2020, we announced the sale of our ATG Business to Aurora. Our ATG Business is included within our ATG and Other Technology Programs segment. On January 19, 2021, we completed the sale of our ATG Business to Aurora. Also on January 19, 2021, we made a $400 million cash investment in Aurora and entered into a collaboration agreement with Aurora pursuant to which the parties will collaborate with respect to the launch and commercialization of self-driving vehicles on our ridesharing network. We plan to continue to partner with Aurora to effectively leverage our network during the transition to autonomous vehicle technologies. For additional information, see Note 9 – Assets and Liabilities Held for Sale included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Platform Synergies
Our Platform
The foundation of our platform is our massive network, leading technology, operational excellence, and product expertise. Together, these elements power movement from point A to point B.

Massive Network
Our massive, efficient, and intelligent network consists of tens of millions of Drivers, consumers, Merchants, shippers and carriers, as well as underlying data, technology, and shared infrastructure. Our network becomes smarter with every trip. In approximately 10,000 cities around the world (as of January 1, 2021), our network powers movement at the touch of a button for millions, and we hope eventually billions, of people.

Leading Technology
We have built proprietary marketplace, routing, and payments technologies. Marketplace technologies are the core of our deep technology advantage and include demand prediction, matching and dispatching, and pricing technologies. Our technologies make it extremely efficient to launch new businesses and operationalize existing ones.

Operational Excellence
Our regional on-the-ground operations teams use their extensive market-specific knowledge to rapidly launch and scale products in cities, support Drivers, consumers, Merchants, shippers, and carriers, and build and enhance relationships with cities and regulators.

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
We believe that all of these synergies serve the customer experience, enabling us to attract new platform users and to deepen engagement with existing platform users. Both of these dynamics grow our network scale and liquidity, which further increases the value of our platform to platform users. For example, Delivery attracts new consumers to our network—for the three months ended December 31, 2020, over 56% of first-time Delivery consumers were new to our platform. Additionally, for the three months ended December 31, 2020, consumers who used both Mobility and Delivery generated 11.1 Trips per month on average, compared to 5.1

Trips per month on average for consumers who used a single offering in cities where both Mobility and Delivery were offered. We believe that these trends will improve as we further leverage the power of our platform.
With our platform, we are making it even easier for our consumers to unlock convenience. Our Uber Pass and Eats Pass membership programs are designed to make utilizing our suite of products a seamless and rewarding experience for our consumers. We exited 2020 with over 5 million members for our Uber Pass, Eats Pass and Postmates Unlimited membership programs. In 2020, we rolled out our “Super App” view on iOS and Android, which combines our multiple offerings into a single app and is designed to remove friction for our consumers, positioning Uber to become the operating system for your everyday life.
Competitive Environment
We compete on a global basis in highly fragmented markets. We face significant competition in each of the mobility and delivery industries globally and in the logistics industry in the United States and Canada from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants given the low barriers to entry that characterize these industries. As we and our competitors introduce new products and offerings, and as existing products evolve, we expect to become subject to additional competition. While we work to expand globally and introduce new products and offerings across a range of industries, many of our competitors remain focused on a limited number of products or on a narrow geographic scope, allowing them to develop specialized expertise and employ resources in a more targeted manner than we do. The competition we face in each of our offerings includes:
•Mobility. Our Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery and other car services. In addition, public transportation can be a superior substitute to our Mobility offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned affiliates, for drivers and riders, including Lyft, Didi, OLA, Bolt, and our Yandex.Taxi joint venture.
•Delivery. Our Delivery offering competes with numerous companies in the meal, grocery and other delivery space in various regions for drivers, consumers, and merchants, including DoorDash, GrubHub, Deliveroo, Glovo, Rappi, iFood, Delivery Hero, Just Eat Takeaway, and Amazon. Our Delivery offering also competes with restaurants, meal kit delivery services, grocery delivery services, and traditional grocers.
•Freight. Our Freight offering competes with global and North American freight brokers such as C.H. Robinson, Total Quality Logistics, XPO Logistics, Convoy, Echo Global Logistics, Coyote, Transfix, DHL, and NEXT Trucking.
Government Regulation
We operate in a particularly complex legal and regulatory environment. Our business is subject to a variety of U.S. federal, state, local and foreign laws, rules, and regulations, including those related to Internet activities, privacy, cybersecurity, data protection, intellectual property, competition, consumer protection, payments, labor and employment, transportation services, transportation network companies, licensing regulations and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business. Examples of certain laws and regulations we are subject to are described below.
Mobility
Our platform, and in particular our Mobility products, are subject to differing, and sometimes conflicting, laws, rules, and regulations in the numerous jurisdictions in which we operate. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model.
In the United States, many state and local laws, rules, and regulations impose legal restrictions and other requirements on operating our Mobility products, including licensing, insurance, screening, and background check requirements. Outside of the United States, certain jurisdictions have adopted similar laws, rules, and regulations while other jurisdictions have not adopted any laws, rules, and regulations which govern our Mobility business. Further, certain jurisdictions, including Argentina, Germany, Italy, Japan, South Korea, and Spain, the six countries that we have identified as expansion markets, have adopted laws, rules, and regulations banning certain ridesharing products or imposing extensive operational restrictions. This uncertainty and fragmented regulatory environment creates significant complexities for our business and operating model.
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

In addition, many jurisdictions have adopted regulations that apply to how we classify the Drivers who use our platform. For example, California’s Assembly Bill 5 (“AB5”), which went into effect in January 2020, codified a test to determine whether a worker is an employee under California law. The California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint under AB5, alleging that drivers are misclassified, and sought an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers. The Court issued a preliminary injunction enjoining Uber and Lyft from classifying drivers as independent contractors during the pendency of the lawsuit. We unsuccessfully appealed this injunction to the California Court of Appeal, which affirmed the lower court’s ruling and held that we must comply with the preliminary injunction order. In November 2020, California voters approved Proposition 22, a California state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Proposition 22 went into effect in December 2020 and we expect that Drivers will be able to maintain their status as independent contractors under California law and that we and our competitors will be required to comply with the provisions of Proposition 22. See the section titled “Risk Factors” included in Part I, Item 1A and “Note 15 - Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
In addition, many jurisdictions have municipal bodies that adopted and will adopt regulations that govern our business. For example:
•In London, Transport for London (“TfL”) scrutinizes our business on an on-going basis and we are subject to license reviews at renewal. In November 2019, TfL declined to issue us a license, finding that we were not “fit and proper,” including with respect to confidence in our change and release management processes. We successfully appealed and in September 2020, Westminster Magistrates Court granted us an 18 month operating license on largely the same conditions as our previous license, finding us a fit and proper person.
•Since April 2019, Mexico City’s Secretaría de Movilidad passed several amendments to existing ridesharing regulations implementing certain operational requirements, including a prohibition on the use of cash to pay for ridesharing services and, effective as of November 2019, a comprehensive TNC data sharing requirement and a requirement that Drivers in Mexico City obtain additional licenses and annual vehicle inspections to provide ridesharing services. Except for the vehicle inspection, we obtained an injunction against such operational requirements which, if implemented without modification, could have a negative impact on our business and our failure to comply with such regulations may result in a potential revocation of our license to operate in Mexico City.
•In January 2019, we suspended our Mobility products in Barcelona after the regional government enacted regulations mandating minimum wait times before riders could be picked up by ridesharing drivers.
•In addition, in August 2018, New York City approved regulations for the local for-hire market (which includes our ridesharing products), including a cap on the number of new vehicle licenses issued to drivers who offer for-hire services. In December 2018, New York City also established a standard for time and distance designed to establish a minimum pay standard for drivers providing for-hire services in New York City, such as those provided by Drivers on our platform. These minimum rates took effect in February 2019. Since implementation, these regulations have had an adverse impact on our financial performance in New York City and may continue to do so the future. In August 2019, New York City issued a regulation to limit how much time drivers providing ride-hailing services can spend cruising streets in busy areas of Manhattan without passengers. In December 2019, a New York state judge struck down this regulation, which was to come into effect in February 2020. New York City is appealing this ruling. Additionally, in November 2019, a ballot measure to impose a surcharge on ridesharing trips in San Francisco was approved by voters in San Francisco. This surcharge took effect on January 1, 2020. In addition, in October 2020, the Seattle City Council passed a minimum pay standard for drivers providing services on our platform that went into effect on January 1, 2021, and other jurisdictions have in the past considered or may consider regulations which would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Similar legislative or regulatory initiatives are being considered or have been enacted in countries outside the United States.
•In December 2017, the Court of Justice of the European Union (“CJEU”) ruled in the Elite referral case that the peer-to-peer ridesharing service UberPOP was inherently linked to a transport service and, accordingly, must be classified as “a service in the field of transport” within the meaning of applicable European Union (“EU”) legislation rather than an information society service. This ruling requires us to comply with national laws, rules, and regulations, if any, governing transport services in respect of the specific UberPOP product. The majority of our ridesharing products in the EU currently operate under licensing regimes where one or more of Mobility Drivers, vehicles, or we are required to register or hold licenses to provide services. As such, while Member States can decide how to interpret this CJEU ruling in their national laws, rules, and regulations in accordance with applicable EU law, we believe the ruling will have a limited impact on our business and operations.
•In 2015, German authorities banned our peer-to-peer ridesharing product, UberPOP, after a court ruled that it violated local applicable laws, including transport laws, by intermediating riders with drivers operating without professional licenses.

•In Italy, while we currently have limited ridesharing operations through our licensed ridesharing product, UberBLACK, in Rome and Milan and a taxi product in Turin, we continue to face limitations due to extensive operational requirements faced by licensed drivers.
See the section titled “Risk Factors” included in Part I, Item 1A, “Risk Factors” for more information. This uncertainty and fragmented regulatory environment creates significant complexities for our business and operating model.
As we continue to expand our offerings, we may be subject to additional regulations separate from those that apply to our Mobility products.
Data Privacy and Protection
Our technology platform, and the user data we collect and process to run our business, are an integral part of our business model and, as a result, our compliance with laws dealing with the collection and processing of personal data is core to our strategy to improve platform user experience and build trust. Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personally identifiable information and other data relating to individuals, and these laws are increasing in number, enforcement, fines, and other penalties. Two examples of such regulations that have significant implications for our business are the European Union’s General Data Protection Regulation (the “GDPR”), a law which went into effect in May 2018 and implemented more stringent requirements for processing personal data relating to individuals in the EU, and the California Consumer Privacy Act (the “CCPA”), which went into effect in January 2020 and established new consumer rights and data privacy and protection requirements for covered businesses.
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
Research and Development
Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon our ability to ensure a continual and timely flow of competitive new offerings and technologies. We continue to develop new technologies to enhance existing offerings and services, and to expand the range of our offerings through research and development (“R&D”) and acquisition of third-party businesses and technology.
Seasonality
Mobility
We typically generate higher revenue in our fourth quarter compared to other quarters due in part to fourth-quarter holiday and business demand, and typically generate lower revenue in our third quarter compared to other quarters due in part to less usage of our platform during peak vacation season in North America and Europe. We have typically experienced lower quarter-over-quarter growth in Mobility in the first quarter. In 2020, we experienced less seasonality as a result of the COVID-19 pandemic and related restrictions, which altered typical travel patterns. We expect that seasonality will eventually return to its historic patterns as recovery from the pandemic continues.
Delivery
We typically expect to experience seasonal increases in our revenue in the first and fourth quarters compared to the second and third quarters, although the historical growth of Delivery has masked these seasonal fluctuations. In 2020, we experienced less seasonality as a result of the COVID-19 pandemic and related restrictions, which accelerated the growth of Delivery in 2020 as cities imposed dining restrictions and shelter in place orders.
Human Capital at Uber
Employees
We are a global company and as of December 31, 2020, we and our subsidiaries had approximately 22,800 employees globally and operations in approximately 71 countries and approximately 10,000 cities around the world. Our human capital strategies are developed and managed by our Chief People Officer, who reports to the CEO, and are overseen by the Compensation Committee and the Board of Directors.
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors.
To attract and retain the best talent, we strive to establish a culture where people of all backgrounds can find a sense of belonging and are able to achieve to their highest capability. We measure how successful we have been in establishing the culture we need through employee engagement surveys and related tools. We have historically conducted a semi-annual workforce survey that measures employee engagement, overall satisfaction, and well-being. We see the results as feedback on our company culture and use them to measure our progress in improving our employees’ experiences at work, identifying new goals and actions, and making adjustments as needed. In addition to the engagement survey results, we also monitor the health of our workforce and the success of our people operations through monitoring metrics such as attrition, retention, and offer acceptance rates, as well as sexual orientation, gender and ethnic diversity.
In 2020, the COVID-19 pandemic had a significant impact on our employees and our workforce management strategy. In response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business, in May 2020, we announced reductions in workforce of approximately 6,700 full-time employee roles.
In addition, we asked that all employees who were able to do so work remotely. These decisions, as well as COVID-19 more generally, introduced new dynamics into the households of many of our employees. As a result, we found that some employees were struggling with work-life balance and feelings of stress and social isolation. The issues of stress and balance were particularly exacerbated among caregivers of young children. To address some of these concerns, we instituted the Global Caregiver Enhanced Flexibility Policy for COVID. While we had been encouraging flexibility, this written policy provides clarity around the flexible work options available to parents and caregivers. We also amplified our focus on mental health.
For additional discussion, see the risk factor titled “—Our business depends on retaining and attracting high-quality personnel, and continued attrition, future attrition, or unsuccessful succession planning could adversely affect our business.” included in Part I, Item 1A of this Annual Report on Form 10-K as well as our 2020 People and Culture Report.
Diversity and Inclusion
We celebrate differences, and we work hard to ensure that people of diverse backgrounds feel welcome and valued. We encourage different opinions and approaches to be heard, and then we come together and build. We believe that when employees feel empowered to succeed in a work environment that celebrates, supports, and invests in diversity, progress follows.
We encourage employees who believe they, or any other employee, have been subjected to discrimination to notify their manager, Uber’s People Team or the Integrity Helpline.
Our Board of Directors recognizes the strategic importance of these issues and incorporated workforce diversity performance metrics into the compensation packages of our most senior executives in 2019 and 2020, in furtherance of our company-wide One Uber objective.
In 2020, much of our responsibility to cultivate greater equity and inclusion focused on the new normal introduced by COVID-19. As a company that powers movement, it is our goal to ensure that everyone can move freely and safely, whether physically, economically, or socially. To do that, we strive to help fight the racism that persists across society, be a champion for equity, and create opportunities for all, both inside and outside our company. In July 2020, we publicly committed to becoming an anti-racist company. Some of our commitments to anti-racism include:

•Ridding our platform of racism
•Fighting racism with technology
•Sustaining equity and belonging for all
•Driving equity in the community
For more information regarding our Diversity and Inclusion efforts, please see our 2020 People and Culture Report and our 2020 ESG Report, which are available on our investor relations website. The information in these reports is not a part of this Form 10-K.
Other Resources
In addition to employees discussed above, our business also depends on our ability to attract and engage Drivers, consumers, merchants, shippers, and carriers, as well as contractors and consultants that support our global operations.
In relation to those individuals who earn income on our platform, Uber is one of the largest open platforms for work in the world, providing accessible, flexible work in approximately 71 countries. Drivers are key parts of the marketplaces that Uber has created through its apps. A diverse set of people choose to use our platform to earn income without having to apply for, or work the fixed schedules associated with, traditional employment. We believe this flexibility is an improvement over traditional work schedules and is something we believe can and should remain available to anyone who chooses platform-based work. Uber monitors regional and global driver attraction, retention and satisfaction rates. In a 2020 global survey of Mobility Drivers, approximately 78% reported being satisfied with their experience driving with Uber.
Accessible, flexible, independent work has offered an option for many workers historically marginalized from the labor market and has enabled wide geographic coverage and reliable service offerings for consumers. However, it is increasingly clear that more can be done to improve the experience of using an app to connect with work opportunities. Although the situation varies from country to country, the benefits and protections for independent workers are generally patchy compared with those that employees receive. The current binary system of employment classification means that a worker is either an employee who is provided significant social benefits or an independent worker who has access to relatively few. This does not have to be the case. At Uber, we believe that being your own boss should not have to come at the expense of security and dignity in work. Around the world, Uber has found innovative ways to address these issues.
•Protections and benefits: We partner with leading insurance companies around the world to pioneer protections for independent workers, and recently started to implement additional protections and benefits for Drivers in California pursuant to the passage of Proposition 22, as described in more detail below.
•Earnings: We are continually developing new technology that Drivers can use to acquire information that may help them save on costs and make informed choices about where and when to drive (based on when and where their earnings potential is highest). In addition to tips, Drivers using Uber’s platform have earned over $133 billion from the end of 2015 through the end of 2020.
•Progression: We have partnered with Arizona State University to offer eligible Drivers and their family members access to over 100 undergraduate degree programs, courses in English language learning, or a certificate in entrepreneurship. In 2020, Drivers enrolled in over 3,200 courses in continuing professional education (entrepreneurship and English language learning) and over 2,300 undergraduate courses with Arizona State University online through our Uber Pro program.
•Advocacy: We have also advocated for wider policy solutions to improve access to protections and benefits for independent workers. We believe all work should be treated equally. We also believe that legislative reform is needed to modernize the social safety net. This includes requiring Uber—and other app based companies—to provide benefits and protections to their users without compromising the flexibility of their use of the app. In California, for example, we supported a state ballot initiative, Proposition 22, that California voters approved in November 2020 that provides a framework for drivers that use platforms like ours for independent work. Proposition 22:
◦establishes that app-based drivers are independent contractors and not employees;
◦establishes a guaranteed minimum earnings floor for drivers;
◦provides for occupational/accident insurance for injury protection;
◦provides a subsidy for healthcare expenditures of app-based drivers; and
◦establishes due process provisions and protection against discrimination and harassment for app-based drivers.
•Engagement: We are focused on listening to and responding to the ideas and concerns of Drivers and merchants who use our platform. We believe that the best ideas can come from anywhere, both inside and outside our company. In locations around the world, we are piloting innovative ways for Drivers to participate in meaningful dialogue with us. In markets across the world, we hold regular meetings with Driver associations and conduct regular surveys to gather feedback on our app, our support services, and other matters.

For additional discussion, see the risk factor titled “—If we are unable to attract or maintain a critical mass of Drivers, consumers, merchants, shippers, and carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users, and our financial results would be adversely impacted.” included in Part I, Item 1A of this Annual Report on Form 10-K as well our 2020 ESG Report and our 2020 People and Culture Report.
Additional Information
We were founded in 2009 and incorporated as Ubercab, Inc., a Delaware corporation, in July 2010. In February 2011, we changed our name to Uber Technologies, Inc. Our principal executive offices are located at 1515 3rd Street, San Francisco, California 94158, and our telephone number is (415) 612-8582.
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
Risk Factor Summary
The following are some of these risks, any of which could have an adverse effect on our business financial condition, operating results, or prospects.
•The COVID-19 pandemic and the impact of actions to mitigate the pandemic has adversely affected and may continue to adversely affect parts of our business.
•Our business would be adversely affected if Drivers were classified as employees, workers or quasi-employees instead of independent contractors.
•The mobility, delivery, and logistics industries are highly competitive, with well-established and low-cost alternatives that have been available for decades, low barriers to entry, low switching costs, and well-capitalized competitors in nearly every major geographic region.
•To remain competitive in certain markets, we have in the past lowered, and may continue to lower, fares or service fees, and we have in the past offered, and may continue to offer, significant Driver incentives and consumer discounts and promotions.
•We have incurred significant losses since inception, including in the United States and other major markets. We expect our operating expenses to increase significantly in the foreseeable future, and we may not achieve profitability.
•If we are unable to attract or maintain a critical mass of Drivers, consumers, merchants, shippers, and carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users.
•Our workplace culture and forward-leaning approach created operational, compliance, and cultural challenges and our efforts to address these challenges may not be successful.
•Maintaining and enhancing our brand and reputation is critical to our business prospects. We have previously received significant media coverage and negative publicity regarding our brand and reputation, and a failure to rehabilitate our brand and reputation will cause our business to suffer.
•If we are unable to optimize our organizational structure or effectively manage our growth, our financial performance and future prospects will be adversely affected.

•Platform users may engage in, or be subject to, criminal, violent, inappropriate, or dangerous activity that results in major safety incidents, which may harm our ability to attract and retain Drivers, consumers, merchants, shippers, and carriers.
•We are making substantial investments in new offerings and technologies, and may increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.
•We generate a significant percentage of our Gross Bookings from trips in large metropolitan areas, and these operations may be negatively affected by economic, social, weather, and regulatory conditions or other circumstances, including COVID-19.
•We may fail to offer autonomous vehicle technologies on our platform, fail to offer such technologies on our platform before our competitors, or such technologies may fail to perform as expected, may be inferior to those of our competitors, or may be perceived as less safe than those of our competitors or non-autonomous vehicles.
•Our business depends on retaining and attracting high-quality personnel, and continued attrition, future attrition, or unsuccessful succession planning could adversely affect our business.
•We may experience security or data privacy breaches or other unauthorized or improper access to, use of, alteration of or destruction of our proprietary or confidential data, employee data, or platform user data.
•Cyberattacks, computer malware, viruses, spamming, and phishing attacks could harm our reputation, business, and operating results.
•We rely on third parties maintaining open marketplaces to distribute our platform and to provide the software we use in certain of our products and offerings. If such third parties interfere with the distribution of our products or offerings or with our use of such software, our business would be adversely affected.
•We will require additional capital to support the growth of our business, and this capital might not be available on reasonable terms or at all.
•If we are unable to successfully identify, acquire and integrate suitable businesses, our operating results and prospects could be harmed, and any businesses we acquire may not perform as expected or be effectively integrated.
•We may continue to be blocked from or limited in providing or operating our products and offerings in certain jurisdictions, and may be required to modify our business model in those jurisdictions as a result.
•Our business is subject to numerous legal and regulatory risks that could have an adverse impact on our business and future prospects.
•Our business is subject to extensive government regulation and oversight relating to the provision of payment and financial services.
•We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action, and negative press about our privacy and data protection practices.
•If we are unable to protect our intellectual property, or if third parties are successful in claiming that we are misappropriating the intellectual property of others, we may incur significant expense and our business may be adversely affected.
•The market price of our common stock has been, and may continue to be, volatile or may decline steeply or suddenly regardless of our operating performance, and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the price you paid and may lose all or part of your investment.
Risks Related to Our Business
General Economic Risks
The novel coronavirus (“COVID-19”) pandemic and the impact of actions to mitigate the pandemic has adversely impacted and could continue to adversely impact our business, financial condition and results of operations.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In an attempt to limit the spread of the virus, various governmental restrictions, including the declaration of a federal National Emergency, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the demand for our Mobility offerings globally, and affecting travel behavior and demand. In addition, certain U.S. jurisdictions have issued emergency orders that require us to cap fees charged to merchants on Delivery. Furthermore, to support social distancing, we have temporarily suspended UberPOOL, our shared rides offering, globally.
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
The COVID-19 pandemic has adversely affected our near-term financial results and may adversely impact our long-term financial results, which has required and may continue to require significant actions in response, including but not limited to, additional reductions in workforce and certain changes to pricing models of our offerings, all in an effort to mitigate such impacts. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict with precision the pandemic’s cumulative and ultimate impact on our future business operations, liquidity, financial condition, and results of operations. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak and any future “waves” or resurgences of the outbreak or variants of the virus, both globally and within the United States, the impact on capital and financial markets, foreign currencies exchange, governmental or regulatory orders that impact our business and whether the impacts may result in permanent changes to our end-users’ behaviors, all of which are highly uncertain and cannot be predicted. Moreover, even after shelter at home orders and travel advisories are lifted, demand for our Mobility offering may remain weak for a significant length of time and we cannot predict when and if our Mobility offering will return to pre-COVID-19 demand levels. Although the FDA approved the first two vaccines for COVID-19 in December 2020 and other countries have also approved vaccines, at this time, we cannot predict the timing of widespread adoption of vaccines against COVID-19 in the United States or internationally, nor their potential impact on our lines of business.
In addition, we cannot predict the impact the COVID-19 pandemic will have on our business partners and third-party vendors, and we may be adversely impacted as a result of the adverse impact our business partners and third-party vendors suffer. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial markets, which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial performance and condition, and results of operations.
Operational Risks
Our business would be adversely affected if Drivers were classified as employees, workers or quasi-employees.
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
In addition, more than 100,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements, pursuant to which we have paid approximately $155 million as of December 31, 2020. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
Changes to foreign, state, and local laws governing the definition or classification of independent contractors, or judicial decisions regarding independent contractor classification, could require classification of Drivers as employees (or workers or quasi-employees where those statuses exist) and/or representation of Drivers by labor unions. For example, California’s Assembly Bill 5 codified application of what has been commonly referred to as the “ABC Test” to the entire California Labor Code, California Wage Orders, and the Unemployment Insurance Code and became effective as of January 1, 2020. Government authorities and private plaintiffs have brought litigation asserting that Assembly Bill 5 requires Drivers in California to be classified as employees. For example, in May 2020, the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint in San Francisco Superior Court against Uber and Lyft, alleging that drivers are misclassified, and sought an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers. On August 10, 2020, following a hearing on the matter, the San Francisco Superior Court issued a preliminary injunction enjoining Uber and Lyft from classifying drivers as independent contractors during the pendency of the lawsuit. We appealed the decision and sought a stay of the preliminary injunction. On August 20, 2020, the California Court of Appeal granted an emergency stay of the injunction while an expedited appeal of the preliminary injunction decision is considered. On October 22, 2020, the California Court of Appeal affirmed the lower court’s ruling and held that we must comply with the preliminary injunction order no later than 30 days after the case is returned to the trial court. We filed a Petition for Review to the California Supreme Court on December 1, 2020, which was denied.
In November 2020, California voters approved Proposition 22, a California state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Proposition 22 went into effect in December 2020 and we expect that Drivers will be able to maintain their status as independent contractors under California law and that we and our competitors will be required to comply with the provisions of Proposition 22. Although we do not expect that the California Attorney General’s preliminary injunction will go into effect, that litigation remains pending, and we intend to move to dissolve the preliminary injunction. We also may face liability relating to periods before the effective date of Proposition 22. In addition, in January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and it is possible that other legal challenges to Proposition 22 could be filed.
We face similar challenges in other jurisdictions. For example, in July 2020, the Massachusetts Attorney General filed a complaint against Uber and Lyft, alleging that drivers are misclassified, and seeking an injunction. If we do not prevail in current litigation or similar actions that may be brought in the future, we may be required to treat Drivers as employees and/or make other changes to our business model in certain jurisdictions. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees, we would incur significant additional expenses for compensating Drivers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. In this case, we anticipate significant price increases for Riders to offset these additional costs; however, we believe that the financial impact to Uber would be moderated by the likelihood of all competitors raising prices. Additionally, we may not have adequate Driver supply as Drivers may opt out of our platform given the loss of flexibility under an employment model, and we may not be able to hire a majority of the Drivers currently using our platform. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business, results of operations, financial position and cash flows.
In addition, reclassification of Drivers as employees, workers or quasi-employees where those statuses exist, could lead to groups of Drivers becoming represented by labor unions and similar organizations. If a significant number of Drivers were to become unionized and collective bargaining agreement terms were to deviate significantly from our business model, our business, financial condition, operating results and cash flows could be materially adversely affected. In addition, a labor dispute involving Drivers may harm our reputation, disrupt our operations and reduce our net revenues, and the resolution of labor disputes may increase our costs.
In addition, if we are required to classify Drivers as employees, workers or quasi-employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Policies and Estimates” included in Part I, Item 7 of this Annual Report on Form 10-K and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
We cannot predict whether legislation similar to Assembly Bill 5 may be enacted elsewhere. Other examples of recent judicial decisions relating to Driver classification include the Aslam, Farrar, Hoy and Mithu v. Uber B.V., et al. ruling by the Employment Appeal Tribunal in the United Kingdom, subsequently upheld by the UK Supreme Court, that found that those Drivers were workers (rather than self-employed), a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship, a decision by the French Supreme Court that reclassified an UberX Driver as an employee, and decisions by several Swiss governmental bodies ruling that Drivers should be classified as employees for Swiss social security or regulatory purposes.
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
We face competition in each of our offerings, including:
•Mobility. Our Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery and other car services. In addition, public transportation can be a superior substitute to our Mobility offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned affiliates, for Drivers and riders, including Lyft, OLA, Didi, Bolt, and our Yandex.Taxi joint venture.
•Delivery. Our Delivery offering competes with numerous companies in the meal, grocery and other delivery space in various regions for Drivers, consumers, and merchants, including GrubHub, DoorDash, Deliveroo, Glovo, Rappi, iFood, Delivery Hero, Just Eat Takeaway, and Amazon. Our Delivery offering also competes with restaurants, including those that offer their own delivery and/or take-away (such as Domino’s), meal kit delivery services, grocery delivery services, and traditional grocers.
•Freight. Our Freight offering competes with global and North American freight brokers such as C.H. Robinson, Total Quality Logistics, XPO Logistics, Convoy, Echo Global Logistics, Coyote, Transfix, DHL, and NEXT Trucking.
In May 2020, we divested certain assets of our dockless e-bikes and scooters business to Lime and concurrently entered into a commercial partnership with Lime. In December 2020, we announced that we entered into a definitive agreement in connection with the ATG Transactions. In January 2021, we completed the sale of Apparate USA LLC, our subsidiary focused on the development and commercialization of autonomous vehicles technologies, to Aurora Innovation, Inc. (“Aurora”) and made a $400 million cash investment in Aurora and entered into a collaboration agreement with Aurora pursuant to which the parties will collaborate with respect to the launch and commercialization of self-driving vehicles on our ridesharing network (the “ATG Transactions”).
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
We are contractually restricted from competing with our minority-owned affiliates with respect to certain aspects of our business, including in China through August 2023, Russia/CIS through February 2025, Southeast Asia through the later of March 2023 or one year after we dispose of all interests in Grab, India with respect to meal delivery through January 2023, the United States, Canada, Australia, New Zealand and certain parts of Europe with respect to e-bikes and e-scooters through May 2023, the European Economic Area (the “EEA”) with respect to digital freight forwarding through April 2023, and the United States with respect to electric vertical take-off and landing (“eVTOL”) aircraft through January 2023, while none of our minority-owned affiliates are restricted from competing with us anywhere in the world. Didi currently competes with us in certain countries in Latin America and in Australia. In addition, our Yandex.Taxi joint venture currently competes with us in certain countries in Europe and Africa. As Didi and our other minority-owned affiliates continue to expand their businesses, they may in the future compete with us in additional geographic markets. In addition, we are contractually restricted from competing with some of our majority-owned affiliates with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage, and competing against Cornershop with respect to online grocery delivery.
Additionally, if we are unable to obtain regulatory approval of our acquisitions, we may not ultimately consummate the transaction in such jurisdictions where antitrust approval is not obtained. Further, in all or such jurisdictions where antitrust approval has not been granted, we may be required to divest all or part of our or the target company’s operations. Any such divestiture could bring additional competition to these markets.
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
We have incurred significant losses since inception. We incurred operating losses of $3.0 billion, $8.6 billion and $4.9 billion in the years ended December 31, 2018, 2019 and 2020, and as of December 31, 2020, we had an accumulated deficit of $23.1 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We anticipate that we will continue to incur losses in the near term as a result of expected substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem and Postmates, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
If we are unable to attract or maintain a critical mass of Drivers, consumers, merchants, shippers, and carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users, and our financial results would be adversely impacted.
Our success in a given geographic market significantly depends on our ability to maintain or increase our network scale and liquidity in that geographic market by attracting Drivers, consumers, merchants, shippers, and carriers to our platform. If Drivers choose not to offer their services through our platform, or elect to offer them through a competitor’s platform, we may lack a sufficient supply of Drivers to attract consumers and merchants to our platform. We have experienced and expect to continue to experience Driver supply constraints in most geographic markets in which we operate, and such supply constraints have been and may continue to be impacted by concerns regarding the outbreak of COVID-19. To the extent that we experience Driver supply constraints in a given market, we may need to increase or may not be able to reduce the Driver incentives that we offer without adversely affecting the liquidity network effect that we experience in that market. Similarly, if carriers choose not to offer their services through our platform or elect to use other freight brokers, we may lack a sufficient supply of carriers in specific geographic markets to attract shippers to our platform. Furthermore, if restaurants choose to partner with other meal delivery services in a specific geographic market, or if merchants choose to engage exclusively with our competitors, other merchant marketing websites, or other delivery services, we may lack a sufficient variety and supply of restaurant options, or lack access to the most popular restaurants, such that our Delivery offering will become less appealing to consumers and restaurants. A significant amount of our Delivery Gross Bookings come from a limited number of large restaurant groups, and this concentration increases the risk of fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant restaurant partners. If platform users choose to use other ridesharing, meal delivery, or logistics services, we may lack sufficient opportunities for Drivers to earn a fare, carriers to book a shipment, or restaurants to provide a meal, which may reduce the perceived utility of our platform. An insufficient supply of platform users would decrease our network liquidity and adversely affect our revenue and financial results. Although we may benefit from having larger network scale and liquidity than some competitors, those network effects may not result in competitive advantages or may be overcome by smaller competitors. Maintaining a balance between supply and demand for rides in any given area at any given time and our ability to execute operationally may be more important to service quality than the absolute size of the network. If our service quality diminishes or our competitors’ products achieve greater market adoption, our competitors may be able to grow at a quicker rate than we do and may diminish our network effect.
Our number of platform users may decline materially or fluctuate as a result of many factors, including, among other things, dissatisfaction with the operation of our platform, the price of fares, meals, and shipments (including a reduction in incentives), dissatisfaction with the quality of service provided by the Drivers and merchants on our platform, quality of platform user support, dissatisfaction with the restaurant selection on Delivery, negative publicity related to our brand, including as a result of safety incidents and corporate reporting related to safety, perceived political or geopolitical affiliations, a pandemic or an outbreak of disease or similar public health concern, such as the current COVID-19 pandemic, or fear of such an event, treatment of Drivers, perception of a toxic work culture, perception that our culture has not fundamentally changed, dissatisfaction with changes we make to our products and offerings, or dissatisfaction with our products and offerings in general. In addition, if we are unable to provide high-quality support to platform users or respond to reported incidents, including safety incidents, in a timely and acceptable manner, our ability to attract and retain platform users could be adversely affected. If Drivers, consumers, merchants, shippers, and carriers do not establish or maintain active accounts with us, if a social media or other campaign encouraging users to cease use of our platform takes hold, if we fail to provide high-quality support, or if we cannot otherwise attract and retain a large number of Drivers, consumers, merchants, shippers, and carriers, our revenue would decline, and our business would suffer.
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
In addition, changes in Driver qualification and background-check requirements may increase our costs and reduce our ability to onboard additional Drivers to our platform. Our Driver qualification and background check process varies by jurisdiction, and there have been allegations, including from regulators, legislators, prosecutors, taxicab owners, and consumers, that our background check process is insufficient or inadequate. With respect to Drivers who are only eligible to make deliveries through Delivery, our qualification and background check standards are generally less extensive than the standards for Drivers who are eligible to provide rides through our Mobility products. Legislators and regulators may pass laws or adopt regulations in the future requiring Drivers to undergo a materially different type of qualification, screening, or background check process, or that limit our ability to access information used in the background check process in an efficient manner, which could be costly and time-consuming. Required changes in the qualification, screening, and background check process (including any changes to such processes of Careem or Postmates) could also reduce the number of Drivers in those markets or extend the time required to recruit new Drivers to our platform, which would adversely impact our business and growth. Furthermore, we rely on a single background-check provider in certain jurisdictions, and we may not be able to arrange for adequate background checks from a different provider on commercially reasonable terms or at all. The failure of this provider to provide background checks on a timely basis would result in our inability to onboard new Drivers or retain existing Drivers undergoing periodic background checks that are required to continue using our platform.
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
Maintaining and enhancing our brand and reputation is critical to our business prospects. We have previously received significant media coverage and negative publicity regarding our brand and reputation, and failure to rehabilitate our brand and reputation will cause our business to suffer.
Maintaining and enhancing our brand and reputation is critical to our ability to attract new employees and platform users, to preserve and deepen the engagement of our existing employees and platform users, and to mitigate legislative or regulatory scrutiny, litigation, government investigations, and adverse platform user sentiment.
We have previously received a high degree of negative media coverage around the world, which has adversely affected our brand and reputation and fueled distrust of our company. Previous negative publicity, particularly as a result of cultural issues in 2017, has adversely affected our brand and reputation, which makes it difficult for us to attract and retain platform users, reduces confidence in and use of our products and offerings, invites legislative and regulatory scrutiny, and results in litigation and governmental investigations. Concurrently with and after these events, our competitors raised additional capital, increased their investments in certain markets, and improved their category positions and market shares, and may continue to do so.
In 2019, we released a safety report, which provides the public with data related to reports of sexual assaults and other critical safety incidents claimed to have occurred on our platform in the United States. The continuing public responses to this safety report or any future safety reports or similar public reporting of safety incidents claimed to have occurred on our platform, which may include disclosure of reports provided to regulators and other government authorities, may continue to result in positive and negative media coverage and increased regulatory scrutiny and could adversely affect our reputation with platform users. Further unfavorable media coverage and negative publicity could adversely impact our financial results and future prospects. As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our various platform offerings. Additionally, with respect to our acquisition of Careem and our acquisition of Postmates, the Careem and Postmates brands and each of its apps will continue to operate in parallel with our brand and apps, and any damage or reputational harm to the Careem or Postmates brand could adversely impact our brand and reputation.
Our brand and reputation might also be harmed by events outside of our control. For example, we have licensed our brand to Didi in China, to our Yandex.Taxi joint venture in Russia/CIS, and to Zomato in India, and while we have certain contractual protections in place governing the use of our brand by these companies, we do not control these businesses, we are not able to anticipate their actions, and consumers may not be aware that these service providers are not controlled by us. Furthermore, if Drivers, merchants, or carriers provide diminished quality of service, are involved in incidents regarding safety or privacy, engage in malfeasance, or otherwise violate the law, we may receive unfavorable press coverage and our reputation and business may be harmed. As a result, any of these third parties could take actions that result in harm to our brand, reputation, and consequently our business.
While we have taken significant steps to rehabilitate our brand and reputation, the successful rehabilitation of our brand will depend largely on maintaining a good reputation, minimizing the number of safety incidents, improving our culture and workplace practices, improving our compliance programs, maintaining a high quality of service and ethical behavior, and continuing our marketing and public relations efforts. Our brand promotion, reputation building, and media strategies have involved significant costs and may not be successful. We anticipate that other competitors and potential competitors will expand their offerings, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully rehabilitate our brand in the current or future competitive environment or if events occur in the future which negatively affect public perception of our company, our brand and reputation would be further damaged and our business may suffer.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 22,800 global employees as of December 31, 2020, of whom approximately 12,400 were located outside the United States. We expect the total number of our employees located outside the United States to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated system disruptions, slow response times, or poor experiences for Drivers, consumers, merchants, shippers, and carriers. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we will be required to commit substantial financial, operational, and technical resources. In particular, we will need to improve our transaction processing and reporting, operational, and financial systems, procedures, and controls. For example, due to our significant growth, especially with respect to our high-growth emerging offerings like Delivery and Freight, we face challenges in timely and appropriately designing controls in response to evolving risks of material misstatement. These improvements are and will be particularly challenging when we acquire new businesses with different systems, such as Careem, Routematch, Cornershop and Postmates. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, or if our operational technology is insufficient to reliably service Drivers, consumers, merchants, shippers, or carriers, platform user satisfaction will be adversely affected and may cause platform users to switch to our competitors’ platforms, which would adversely affect our business, financial condition, and operating results.
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
We are not able to control or predict the actions of platform users and third parties, either during their use of our platform or otherwise, and we may be unable to protect or provide a safe environment for Drivers and consumers as a result of certain actions by Drivers, consumers, merchants, carriers, and third parties. Such actions may result in injuries, property damage, or loss of life for consumers and third parties, or business interruption, brand and reputational damage, or significant liabilities for us. Although we administer certain qualification processes for users of our platform, including background checks on Drivers through third-party service providers, these qualification processes and background checks may not expose all potentially relevant information and are limited in certain jurisdictions according to national and local laws, and our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. Further, the qualification and background check standards for Delivery People are generally less extensive than those conducted for Mobility Drivers. In addition, we do not independently test Drivers’ driving skills. Consequently, we expect to continue to receive complaints from riders and other consumers, as well as actual or threatened legal action against us related to Driver conduct. We have also faced civil litigation alleging, among other things, inadequate Driver qualification processes and background checks, and general misrepresentations regarding the safety of our platform.
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
We have made substantial investments to develop new offerings and technologies, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and offerings. For example, through our majority investment in Cornershop, a provider of online grocery delivery in Mexico and Chile, we expanded our Delivery offering to grocery delivery. Additionally, in February 2021, we entered into a definitive agreement to acquire The Drizly Group, Inc., which operates an on-demand alcohol marketplace in North America, in order to further expand our Delivery offering to alcohol. We also plan to invest significant resources to develop and expand new offerings and technologies in the markets in which Careem and Postmates operate. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because such offerings and technologies are new, they will likely involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges, and other risks, some of which we do not currently anticipate.
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
As of December 31, 2020, we operated in approximately 71 countries, and markets outside the United States accounted for approximately 79% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local competitors. For example, in January 2020, we completed our acquisition of Careem in jurisdictions where we have received regulatory approval, and in October 2019, we announced a majority investment in Cornershop, a provider of online grocery delivery in Mexico and Chile, and closed such investment as to Chile in July 2020 and as to Mexico in January 2021. Such investments may not be successful and may negatively affect our operating results.
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
Our ownership in these entities involves significant risks that are outside our control. We are not represented on the management team or board of directors of Didi or Zomato, and therefore we do not participate in the day-to-day management of Didi or Zomato or the actions taken by the board of directors of Didi and Zomato. We are not represented on the management teams of Grab or our Yandex.Taxi joint venture, and therefore do not participate in the day-to-day management of Grab or our Yandex.Taxi joint venture. Although we are represented on each of the boards of directors of Grab, our Yandex.Taxi joint venture and Lime, we do not have a controlling influence on those boards, other than with respect to certain approval rights over material corporate actions. As a result, the boards of directors or management teams of these companies may make decisions or take actions with which we disagree or that may be harmful to the value of our ownership in these companies. Additionally, these companies have expanded their offerings, and we expect them to continue to expand their offerings in the future, to compete with us in various markets throughout the world such as in certain countries in Latin America and in Australia where we compete with Didi and certain countries in Europe where we compete with our Yandex.Taxi joint venture. While this could enhance the value of our ownership interest in these companies, our business, financial condition, operating results, and prospects would be adversely affected by such expansion into markets in which we operate. Further, in January 2021, we completed the ATG Transactions, which resulted in our ATG business merging with Aurora, an entity in which we are not represented on the management team and in which we do not have a controlling influence on the board.
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
Our operating results may vary significantly and are not necessarily an indication of future performance. These fluctuations may be a result of a variety of factors, some of which are beyond our control, such as the current COVID-19 pandemic. In addition, we experience seasonal fluctuations in our financial results. For Mobility, we typically generate higher revenue in our fourth quarter compared to other quarters due in part to fourth quarter holiday and business demand, and typically generate lower revenue in our third quarter compared to other quarters due in part to less usage of our platform during peak vacation season in certain cities, such as Paris. We have typically experienced lower quarter-over-quarter growth in Mobility in the first quarter. In 2020, we experienced less seasonality as a result of the COVID-19 pandemic and related restrictions, which altered typical travel patterns. For Delivery, we expect to experience seasonal increases in our revenue in the first and fourth quarters compared to the second and third quarters, although the historical growth of Delivery has masked these seasonal fluctuations; however, in 2020, we experienced less seasonality as a result of the COVID-19 pandemic and related restrictions, which accelerated the growth of Delivery in 2020 as cities imposed dining restrictions and shelter in place orders. Our growth has made, and may in the future make, seasonal fluctuations difficult to detect. We expect these seasonal trends to become more pronounced over time as our growth slows. Other seasonal trends may develop or these existing seasonal trends may become more extreme, which would contribute to fluctuations in our operating results. In addition to seasonality, our operating results may fluctuate as a result of factors including our ability to attract and retain new platform users, increased competition in the markets in which we operate, our ability to expand our operations in new and existing markets, our ability to maintain an adequate growth rate and effectively manage that growth, our ability to keep pace with technological changes in the industries in which we operate, changes in governmental or other regulations affecting our business, harm to our brand or reputation, and other risks described elsewhere in this Annual Report on Form 10-K. As such, we may not accurately forecast our operating results. We base our expense levels and investment plans on estimates, which has become more challenging in light of the COVID-19 pandemic. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If we are unable to achieve sustained profits, our prospects would be adversely affected and investors may lose some or all of the value of their investment.
If our growth slows more significantly than we currently expect, we may not be able to achieve profitability, which would adversely affect our financial results and future prospects.
Our Gross Bookings and revenue growth rates (in particular with respect to our ridesharing products) have slowed in recent periods, and we expect that they will continue to slow in the future. We believe that our growth depends on a number of factors, including the duration and severity of the COVID-19 pandemic and our ability to:
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
•reduce the costs of our Mobility offering to better compete with personal vehicle ownership and usage and other low-cost alternatives like public transportation, which in many cases can be faster or cheaper than any other form of transportation;
•maintain existing local regulations in key markets where we operate;
•enter or expand operations in some of the key countries in which we are currently limited by local regulations, such as Argentina, Germany, Italy, Japan, South Korea, and Spain; and
•increase positive perception of our brand.
We may not successfully accomplish any of these objectives. In addition, circumstances that have accelerated the growth of our

Delivery offering stemming from continued stay-at-home order demand related to COVID-19 may not continue in the future. A softening of Driver, consumer, merchant, shipper, or carrier demand, whether caused by changes in the preferences of such parties, failure to maintain our brand, changes in the U.S. or global economies, licensing fees in various jurisdictions, competition, or other factors, may result in decreased revenue or growth and our financial results and future prospects would be adversely impacted. We expect to continue to incur significant expenses, and if we cannot increase our revenue at a faster rate than the increase in our expenses, we will not achieve profitability.
We generate a significant percentage of our Gross Bookings from trips in large metropolitan areas and trips to and from airports. If our operations in large metropolitan areas or ability to provide trips to and from airports are negatively affected, our financial results and future prospects would be adversely impacted.
In 2020, we derived 22% of our Mobility Gross Bookings from five metropolitan areas—Chicago, Los Angeles, and New York City in the United States, Sao Paulo in Brazil, and London in the United Kingdom. We experience greater competition in large metropolitan areas than we do in other markets in which we operate, which has led us to offer significant Driver incentives and consumer discounts and promotions in these large metropolitan areas. As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these large metropolitan areas. Outbreaks of contagious diseases or other viruses, such as COVID-19, could lead to a sustained decline in the desirability of living, working and congregating in metropolitan areas in which we operate. Any short-term or long-term shifts in the travel patterns of consumers away from metropolitan areas, due to health concerns regarding epidemics or pandemics such as COVID-19, could have an adverse impact on our Mobility Gross Bookings from these areas. An economic downturn, increased competition, or regulatory obstacles in any of these key metropolitan areas would adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business. Furthermore, if we are unable to renew existing licenses or do not receive new licenses in key metropolitan areas where we operate or such licenses are terminated, any inability to operate in such metropolitan area, as well as the publicity concerning any such termination or non-renewal, could adversely affect our business, financial condition, and operating results.
In addition, in August 2018, New York City approved regulations for the local for-hire market (which includes our ridesharing products), including a cap on the number of new vehicle licenses issued to drivers who offer for-hire services. In December 2018, New York City implemented a per-mile and per-minute minimum trip payment formula, designed to establish a minimum pay standard, for drivers providing for-hire services in New York City, such as those provided by Drivers on our platform These minimum rates took effect in February 2019. Since implementation, these regulations have had an adverse impact on our financial performance in New York City and may continue to do so in the future. In August 2019, New York City issued a regulation to limit how much time drivers providing ride-hailing services can spend cruising streets in busy areas of Manhattan without passengers. In December 2019, a New York state judge struck down this regulation, which was to come into effect in February 2020. New York City is appealing this ruling. Additionally, in November 2019, a ballot measure to impose a surcharge on ridesharing trips in San Francisco was approved by voters in San Francisco. This surcharge took effect on January 1, 2020. In addition, other jurisdictions such as Seattle have in the past considered or may consider regulations that would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Further, we expect that we will continue to face challenges in penetrating lower-density suburban and rural areas, where our network is smaller and less liquid, the cost of personal vehicle ownership is lower, and personal vehicle ownership is more convenient. If we are not successful in penetrating suburban and rural areas, or if we are unable to operate in certain key metropolitan areas in the future, our ability to serve what we consider to be our total addressable market would be limited, and our business, financial condition, and operating results would suffer.
In 2020, we generated 9% of our Mobility Gross Bookings from trips that either started or were completed at an airport. As a result of this concentration, our operating results are susceptible to existing regulations and regulatory changes that impact the ability of drivers using our platform to provide trips to and from airports. In addition, as a result of the COVID-19 pandemic, travel behavior has changed and airline travel has slowed, reducing the demand for Mobility to and from airports. Sustained declines in air travel due to COVID-19, or other travel-related health concerns, could continue to suppress demand for airport-related Mobility and reduce our Mobility Gross Bookings from airport trips. Certain airports currently regulate ridesharing within airport boundaries, including by mandating that ridesharing service providers obtain airport-specific licenses, and some airports, particularly those outside the United States, have banned ridesharing operations altogether. Despite such bans, some Drivers continue to provide Mobility services, including trips to and from airports, despite lacking the requisite permits. Such actions may result in the imposition of fines or sanctions, including further bans on our ability to operate within airport boundaries, against us or Drivers. Additional bans on our airport operations, or any permitting requirements or instances of non-compliance by Drivers, would significantly disrupt our operations. In addition, if drop-offs or pick-ups of riders become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, the number of Drivers or consumers could decrease, which would adversely affect our business, financial condition, and operating results. While we have entered into agreements with most major U.S. airports as well as certain airports outside the United States to allow the use of our platform within airport boundaries, we cannot guarantee that we will be able to renew such agreements on favorable terms if at all, and we may not be successful in negotiating similar agreements with airports in all jurisdictions.

If we fail to offer autonomous vehicle technologies on our platform or fail to offer such technologies on our platform before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors, or are perceived as less safe than those of our competitors or non-autonomous vehicles, our financial performance and prospects would be adversely impacted.
We have invested, and we may continue to invest, substantial amounts in companies with whom we partner with to offer autonomous vehicle technologies on our platform. In January 2021, we completed the ATG Transactions, which resulted in the merger of our ATG business with Aurora, and included a $400 million investment in the combined company and a commercial agreement pursuant to which we will collaborate with respect to the launch and commercialization of self-driving vehicles on our ridesharing network. We believe that autonomous vehicle technologies may have the ability to meaningfully impact the industries in which we compete and that autonomous vehicles present substantial opportunities. Several companies other than Aurora, including Waymo, Cruise Automation, Tesla, Apple, Zoox (which Amazon has acquired), Aptiv, and Nuro, are developing autonomous vehicle technologies, either alone or through collaborations with car manufacturers, and we expect that they will use such technology to further compete with us in the mobility, delivery, or logistics industries. Waymo has already introduced a commercialized ridehailing fleet of autonomous vehicles, and it is possible that our competitors could introduce autonomous vehicle offerings earlier than we will be able to offer autonomous vehicles on our platform through our commercial agreement with Aurora or other partners. In the event that our competitors bring autonomous vehicles to market before we are able to offer autonomous vehicles on our platform, or their technology is or is perceived to be superior to the technology of parties with which we partner to offer autonomous vehicles on our platform, they may be able to leverage such technology to compete more effectively with us, which would adversely impact our financial performance and our prospects. For example, use of autonomous vehicles could substantially reduce the cost of providing ridesharing, delivery, or logistics services, which could allow competitors to offer such services at a substantially lower price as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our financial performance and prospects would be adversely impacted.
Autonomous vehicle technologies involve significant risks and liabilities. Collisions, including fatal collisions, have happened. Failures of autonomous vehicle technologies that we may offer on our platform or crashes involving autonomous vehicles using the technology of our partners, could generate substantial liability for us, create negative publicity about us, or result in regulatory scrutiny, all of which would have an adverse effect on our reputation, brand, business, prospects, and operating results.
Federal and state government regulations specifically designed to govern autonomous vehicle operation, testing and/or manufacture are developing. These regulations could include requirements that delay or limit our ability to offer autonomous vehicles on our platform. If regulations of this nature are implemented, we may not be able to offer autonomous vehicle technologies on our platform in the manner we expect, or at all. Further, if we or parties with which we partner to offer autonomous vehicle technologies are unable to comply with existing or new regulations or laws applicable to autonomous vehicles, we and our partners could become subject to substantial fines or penalties.
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
Our performance is subject to economic conditions and their impact on levels of discretionary consumer spending. Some of the factors that have an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected. In such circumstances, consumers may choose to use one of our lower price-point products over a higher Gross Bookings per Trip offering, may choose to forgo our offerings for lower-cost personal vehicle or public transportation alternatives, or may reduce total miles traveled as economic activity decreases. Such a shift in consumer behavior may reduce our network liquidity and may harm our business, financial condition, and operating results. Likewise, small businesses that do not have substantial resources, including many of the merchants in our network, tend to be more adversely affected by poor economic conditions than large businesses. Further, because spending for food purchases from merchants is generally considered discretionary, any decline in consumer spending may have a disproportionate effect on our Delivery offering. If spending at many of the merchants in our network declines, or if a significant number of these merchants go out of business, consumers may be less likely to use our products and offerings, which could harm our business and operating results. Alternatively, if economic conditions improve, it could lead to Drivers obtaining additional or alternative opportunities for work, which could negatively impact the number of Drivers on our platform, and thereby reduce our network liquidity.
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
To continue to retain and attract Drivers, consumers, merchants, shippers, and carriers to our platform, we will need to continue to invest in the development of new products, offerings, and features that add value for Drivers, consumers, merchants, shippers, and carriers and that differentiate us from our competitors. For example, in 2018, we redesigned our Driver application with features that better anticipate Driver needs, such as improved real-time communication and updates on the availability of riders and consumers and the pricing of fares and deliveries, and we acquired orderTalk to better integrate Delivery with restaurant point-of-sale systems. In addition, in January 2020, we introduced a number of product changes in California intended to, among other things, provide Drivers with more information about rider destinations, trip distance, and expected fares, display prices more clearly, and allow users to select preferred Drivers, all of which are intended to further strengthen the independence of Drivers in California and protect their ability to work flexibly when using the Uber platform.
Developing and delivering these new or upgraded products, offerings, and features is costly, and the success of such new products, offerings, and features depends on several factors, including the timely completion, introduction, and market acceptance of such products, offerings, and features. Moreover, any such new or upgraded products, offerings, or features may not work as intended or may not provide intended value to platform users. For example, some product changes in California have resulted in, and may continue to result in, reduced demand for rides and reduced supply of Drivers on our platform, Driver dissatisfaction, and adverse impacts on the operation of our platform. If we are unable to continue to develop new or upgraded products, offerings, and features, or if platform users do not perceive value in such new or upgraded products, offerings, and features, platform users may choose not to use our platform, which would adversely affect our operating results.
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

In certain jurisdictions, we allow consumers to pay for rides and meal or grocery deliveries using cash, which raises numerous regulatory, operational, and safety concerns. If we do not successfully manage those concerns, we could become subject to adverse regulatory actions and suffer reputational harm or other adverse financial and accounting consequences.
In certain jurisdictions, including India, Brazil, and Mexico, as well as certain other countries in Latin America, Europe, the Middle East, and Africa, we allow consumers to use cash to pay Drivers the entire fare of rides and cost of meal deliveries (including our service fee from such rides and meal or grocery deliveries). In 2020, cash-paid trips accounted for approximately 9% of our global Gross Bookings. This percentage may increase in the future, particularly in the markets in which Careem operates. The use of cash in connection with our technology raises numerous regulatory, operational, and safety concerns. For example, many jurisdictions have specific regulations regarding the use of cash for ridesharing and certain jurisdictions prohibit the use of cash for ridesharing. Failure to comply with these regulations could result in the imposition of significant fines and penalties and could result in a regulator requiring that we suspend operations in those jurisdictions. In addition to these regulatory concerns, the use of cash with our Mobility products and Delivery offering can increase safety and security risks for Drivers and riders, including potential robbery, assault, violent or fatal attacks, and other criminal acts. In certain jurisdictions such as Brazil, serious safety incidents resulting in robberies and violent, fatal attacks on Drivers while using our platform have been reported. If we are not able to adequately address any of these concerns, we could suffer significant reputational harm, which could adversely impact our business.
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
In 2020, 74% of our Gross Bookings were paid by either credit card or debit card. As such, the loss of our credit card acceptance privileges would significantly limit our business model. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry (“PCI”) and Data Security Standard (the “Standard”). The Standard is a comprehensive set of requirements for enhancing payment account data security developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. Our failure to comply with the Standard and other network operating rules could result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in the payment card network rules, we may be required to submit to periodic audits, self-assessments, or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self- assessment, or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Moreover, the payment card networks could adopt new operating rules or interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. In addition to violations of network rules, including the Standard, any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, could increase our costs, or could otherwise harm our business. The loss of our credit card acceptance privileges for any one of these reasons, or the significant modification of the terms under which we obtain credit card acceptance privileges, may have an adverse effect on our business, revenue, and operating results.
Cyberattacks, computer malware, viruses, spamming, and phishing attacks could harm our reputation, business, and operating results.
We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms and mobile payment systems, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by platform users, employees, and job candidates. Cyberattacks, computer malware, viruses, spamming, and phishing attacks have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Cyberthreats are constantly evolving and employing more sophisticated attack techniques. Our detection capabilities may not be sufficient to prevent or detect a sophisticated cyberattacker, such as a nation state using a zero day exploit or unknown malware. Breaches of our facilities, network, or data security could disrupt the security of our systems and platforms, impair our ability to protect data, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our reputation, business and operating results.

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
Our platform is a complex system composed of many interoperating components and incorporates software that is highly complex. Our business is dependent upon our ability to prevent system interruption on our platform. Our software, including open source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Bugs in our software, third-party software including open source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems could result in our failure to comply with certain federal, state, or foreign reporting obligations, or could cause downtime that would impact the availability of our service to platform users. We have from time to time found defects or errors in our system and may discover additional defects in the future that could result in platform unavailability or system disruption. In addition, we have experienced outages on our platform due to circumstances within our control, such as outages due to software limitations. We rely on co-located data centers for the operation of our platform. If our co-located data centers fail, our platform users may experience down time. If sustained or repeated, any of these outages could reduce the attractiveness of our platform to platform users. For example, as a result of an error with one of our routine maintenance releases in February 2018, we experienced an outage on our platform for 28 minutes, resulting in Drivers, consumers, merchants, shippers, and carriers being unable to log on to our platform in major cities, including Las Vegas, Atlanta, New York, and Washington D.C. In addition, our release of new software in the past has inadvertently caused, and may in the future cause, interruptions in the availability or functionality of our platform. Any errors, bugs, or vulnerabilities discovered in our code or systems after release could result in an interruption in the availability of our platform or a negative experience for Drivers, consumers, merchants, shippers, and carriers, and could also result in negative publicity and unfavorable media coverage, damage to our reputation, loss of platform users, loss of revenue or liability for damages, regulatory inquiries, or other proceedings, any of which could adversely affect our business and financial results. In addition, our growing use of artificial intelligence (“AI”) (including machine learning) in our offerings presents additional risks. AI algorithms may be flawed and datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions or subject us to lawsuits and regulatory investigations. These deficiencies could undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm.
Dependencies on Third Parties
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
Our platform relies on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make applications available for download. We cannot assure you that the marketplaces through which we distribute our platform will maintain their current structures or that such marketplaces will not charge us fees to list our applications for download. For example, Apple Inc. announced that in 2021, it will require that iOS apps obtain users’ permission to track their activities across third-party apps and websites. If iOS users do not grant us such permission, our ability to target those users for advertisements and to measure the effectiveness of such advertisements may be adversely affected, which could decrease the effectiveness of our advertising, and increase our costs to acquire and engage users on our platform. We rely upon certain third parties to provide software for our products and offerings, including Google Maps for the mapping function that is critical to the functionality of our platform. We do not believe that an alternative mapping solution exists that can provide the global functionality that we require to offer our platform in all of the markets in which we operate. We do not control all mapping functions employed by our platform or Drivers using our platform, and it is possible that such mapping functions may not be reliable. If such third parties cease to provide access to the third-party software that we and Drivers use, do not provide access to such software on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of such software, we may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all, any of which would adversely affect our business.
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
Financing and Transactional Risks
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
As of December 31, 2020, we had total outstanding indebtedness of $8.3 billion aggregate principal amount. In addition, we have agreed to issue up to $423 million of Careem Convertible Notes to Careem stockholders. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
Certain jurisdictions, including Australia, Kingdom of Saudi Arabia, the UK and other countries, require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of tax assessments in those jurisdictions. These amounts could materially adversely impact our liquidity while those matters are being litigated. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes; even when such payments are made, we continue to defend our positions vigorously. If we prevail in the proceedings for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest.
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
As of December 31, 2020, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $13.6 billion and $11.1 billion, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2018 will begin to expire in 2031, and the state net operating loss carryforward amounts will begin to expire in 2021. As of December 31, 2020, we also had foreign net operating loss carryforwards of $6.9 billion that will begin to expire in 2023. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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

If we are unable to successfully identify, acquire and integrate suitable businesses, our operating results and prospects could be harmed, and any businesses we acquire may not perform as expected or be effectively integrated.
As part of our business strategy, we have entered into, and expect to continue to enter into, agreements to acquire companies, form joint ventures, divest portions or aspects of our business, sell minority stakes in portions or aspects of our business, and acquire complementary companies or technologies, including divestitures in China, Southeast Asia and India, the divestiture of our ATG business to Aurora and our Uber Elevate business to Joby, our Yandex.Taxi joint venture in Russia/CIS, our agreement to enter into a joint venture with SK Telecom Co., LTD., our acquisition of Careem, our purchase of a controlling interest in Cornershop, and our acquisition of Postmates. Competition within our industry for acquisitions of businesses, technologies, and assets is intense. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors.
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
In addition, any businesses we acquire may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies, including managing internal controls and any privacy or data security risks associated with such acquisitions, may harm our operating results and expansion prospects. For example, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We have maintained our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationships with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing significant fines or penalties against us or shutting down our or Careem’s app on either a temporary or indefinite basis. The process of integrating an acquired company, business, or technology or acquired personnel into our company is subject to various risks and challenges, including:
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
In certain jurisdictions, including expansion markets such as Argentina, Germany, Italy, Japan, South Korea, and Spain, our ridesharing business model has been blocked, capped, or suspended, or we have been required to change our business model, due primarily to laws and significant regulatory restrictions in such jurisdictions. In some cases, we have applied for and obtained licenses or permits to operate and must continue to comply with the license or permit requirements or risk revocation. In addition, we may not be able to maintain or renew any such license or permit. For example, TfL scrutinizes our business in London on an on-going basis and we are subject to license reviews at renewal. In November 2019, TfL declined to issue us a license, finding that we were not “fit and proper,” including with respect to confidence in our change and release management processes. We successfully appealed and in September 2020, Westminster Magistrates Court granted us an 18 month operating license on largely the same conditions as our previous license, finding us a fit and proper person. Two new conditions (which we volunteered) include providing to TfL consolidated monthly reporting in relation to regulatory obligations and maintaining our current processes. Any inability to operate in markets such as London, as well as publicity concerning adverse judicial or licensing decisions, would adversely affect our business, revenue, and operating results. We cannot predict whether future regulatory decisions or legislation in other jurisdictions, may embolden or encourage other authorities to take similar actions even where we are operating according to the terms of an existing license or permit. Additionally, since April 2019, Mexico City’s Secretaría de Movilidad passed several amendments to existing ridesharing regulations implementing certain operational requirements, including a prohibition on the use of cash to pay for ridesharing services and, effective as of November 2019, a comprehensive TNC data sharing requirement and a requirement that Drivers in Mexico City obtain additional licenses and annual vehicle inspections to provide ridesharing services. Except for the vehicle inspection, we have an injunction against such operational requirements which, if implemented without modification, could have a negative impact on our business and our failure to comply with such regulations may result in a potential revocation of our license to operate in Mexico City.
Traditional taxicab and car service operators in various jurisdictions continue to lobby legislators and regulators to block our Mobility products or to require us to comply with regulatory, insurance, record-keeping, licensing, and other requirements to which taxicab and car services are subject. For example, in January 2019, we suspended our Mobility products in Barcelona after the regional government enacted regulations mandating minimum wait times before riders could be picked up by ridesharing drivers. In December 2018, New York City’s Taxi and Limousine Commission implemented a per-mile and per-minute minimum trip payment formula, designed to establish a minimum pay standard, for drivers providing for-hire services in New York City, such as those provided by Drivers on our platform. These minimum rates took effect in February 2019. Since implementation, these regulations have had an adverse impact on our financial performance in New York City and may continue to do so in the future. In August 2018, the New York City Council voted to approve various measures to further regulate our business, including driver earning rules, licensing requirements, and a one-year freeze on new for-hire vehicle licenses for ridesharing services like those enabled via our platform, while the city studies whether a permanent freeze would help reduce congestion. In August 2019, New York City’s Taxi and Limousine Commission voted to extend such freeze on for-hire vehicle licenses and also voted to enact a new “cruising cap,” intended to reduce the number of for-hire vehicles operating without passengers on platforms like ours in the central business district of New York City. Although such “cruising cap” was struck down by a New York state judge in December 2019, the freeze on for-hire vehicle licenses remains. Additionally, in November 2019, a ballot measure to impose a surcharge on ridesharing trips in San Francisco was passed by voters in San Francisco and such surcharge took effect on January 1, 2020. Also in January 2020, a new tax went into effect in Chicago that imposes a surcharge of up to $3 per ridesharing trip taken in Chicago. In addition, in October 2020, the Seattle City Council passed a minimum pay standard for drivers providing services on our platform that goes into effect on January 1, 2021, and other jurisdictions have in the past considered or may consider regulations which would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Similar legislative or regulatory initiatives are being considered or have been enacted in countries outside the United States. If other jurisdictions impose similar regulations, our business growth could be adversely affected.
In certain jurisdictions, we are subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. In such jurisdictions, we may be subject to regulatory fines and proceedings and, in certain cases, may be required to cease operations altogether if we continue to operate our business as currently conducted, unless and until such laws and regulations are reformed to clarify that our business operations are fully compliant. For example, in September 2020, the Hong Kong Court of Final Appeal issued a ruling against a group of drivers who used the Uber app, concluding that by driving for hire without a Hire Car Permit, they violated the local Road Traffic Ordinance. We are analyzing that decision and considering further legal challenges and possible policy solutions. However, these developments may adversely affect our ability to offer ridesharing services and negatively impact our financial performance in Hong Kong. Additionally, on January 31, 2020, we ceased offering our Mobility products in Colombia after a Colombian court ruled that we violated local competition laws. In response, we appealed the decision, made certain changes to our Mobility products in Colombia and re-launched Mobility in Colombia in February 2020. In June 2020, the Appeals Court of Bogota revoked its order to block Mobility products in Columbia and we have since made additional changes to our Mobility products in Colombia. Furthermore, in certain of these jurisdictions, we continue to provide our products and offerings while we assess the applicability of these laws and regulations to our products and offerings or while we seek regulatory or policy changes to address concerns with respect to our ability to comply with these laws and regulations. Our decision to continue operating in these instances has come under investigation or has otherwise been subject to scrutiny by government authorities. Our continuation of this practice and other past practices may result in fines or other penalties against us and Drivers imposed by local regulators, potentially increasing the risk that our licenses or permits that are necessary to operate in such jurisdictions will not be renewed. Such fines and penalties have in the past been, and may in the future continue to be, imposed solely on Drivers, which may cause Drivers to stop providing services on our platform. In many instances, we make the business decision as a gesture of goodwill to pay the fines on behalf of Drivers or to pay Drivers’ defense costs, which, in the aggregate, can be in the millions of dollars. Furthermore, such business practices may also result in negative press coverage, which may discourage Drivers and consumers from using our platform and could adversely affect our revenue. In addition, we face regulatory obstacles, including those lobbied for by our competitors or from local governments globally, that have favored and may continue to favor local or incumbent competitors, including obstacles for potential Drivers seeking to obtain required licenses or vehicle certifications. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or Drivers are required to comply with regulatory and other requirements applicable to taxicab and car services, our revenue and growth would be adversely affected.
Our business is subject to numerous legal and regulatory risks that could have an adverse impact on our business and future prospects.
As of December 31, 2020, our platform is available in approximately 10,000 cities across approximately 71 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
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
Additionally, effective January 1, 2021, the United Kingdom exited from the European Union (“EU”), an event commonly referred to as Brexit. The UK represented approximately 6.4% of our global Mobility Gross Bookings in the fourth quarter of 2020.
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
We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, the SEC, state Attorney General (“AG”) offices and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business.
We are the subject of DOJ criminal inquiries and investigations, as well as civil enforcement inquiries and investigations by other government agencies, including the SEC and state AG offices in the United States and abroad. Those inquiries and investigations cover a broad range of matters, including our data deletion and document retention policies related to the 2016 Breach, which involved the breach of certain archived consumer data hosted on a cloud-based service that outside actors accessed and downloaded. We have in the past and may in the future, settle claims related to such matters. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the U.S. Federal Trade Commission (the “FTC”), which the FTC Commissioners approved in October 2018. In November and December 2018, U.K., Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. The 2016 Breach may lead to additional costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. We are also subject to inquiries and/or investigations by various government authorities related to, among other matters, our business practices, including, for example, an inquiry by the SEC into our compliance with the registration and disclosure requirements of the Securities Act of 1933, as amended (the “Securities Act”). As another example, the California Public Utilities Commission recently issued a proposed $59 million fine against us for not producing certain information, including personal information related to incidents disclosed in our US Safety Report. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.
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
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we may become subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which will increase our compliance costs and the risks associated with non-compliance. For example, the California Consumer Privacy Act (“CCPA”), which provides new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) in 2018, which is now in effect. These laws may be subject to amendments and regulations that may change over time, or result in additional follow-on laws such as the California Privacy Rights Act (“CPRA”) passed in California in November 2020.
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
Such data protection laws, rules, and regulations are complex and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, and other processing and certain other related business practices and may thereby increase compliance costs. Additionally, any failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, orders and regulations could result in proceedings or actions against us by individuals, consumer rights groups, governmental entities or agencies, or others. We could incur significant costs investigating and defending such claims and, if found liable, significant damages. Further, these proceedings and any subsequent adverse outcomes may subject us to significant penalties and negative publicity. If any of these events were to occur, our business and financial results could be significantly disrupted and adversely affected.
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
In addition, we regularly include arbitration provisions in our terms of service with end-users. These provisions are intended to streamline the litigation process for all parties involved, as arbitration can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration may become more costly for us, or the volume of arbitrations may increase and become burdensome. Further, the use of arbitration provisions may subject us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. To minimize these risks, we have in the past and may in the future voluntarily limit our use of arbitration provisions, or we may be required to do so, in any legal or regulatory proceeding, either of which could increase our litigation costs and exposure in respect of such proceedings. For example, effective May 15, 2018, we ended mandatory arbitration of sexual misconduct claims by platform users and employees.
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

We have operations in, and have business relationships with, entities in countries known to experience high levels of corruption. We are subject to the FCPA and other similar laws outside the United States that prohibit improper payments or offers of payments to foreign governments, their officials, and political parties for the purpose of obtaining or retaining business. U.S. and non-U.S. regulators alike continue to focus on the enforcement of these laws, and we may be subject to additional compliance requirements to identify criminal activity and payments to sanctioned parties. Our activities in certain countries with high levels of corruption enhance the risk of unauthorized payments or offers of payments by Drivers, consumers, merchants, shippers or carriers, employees, consultants, or business partners in violation of various anti-corruption laws, including the FCPA, even though the actions of these parties are often outside our control. Our acquisition of Careem may further enhance this risk because users of Careem’s platform and Careem’s employees, consultants, and business partners may not be familiar with, and may not have been previously subject to, these anti-corruption laws. In addition, our existing and future safeguards, including training and compliance programs to discourage these practices by such parties, may not prove effective, and such parties may engage in conduct for which we could be held responsible. Additional compliance requirements may compel us to revise or expand our compliance program, including the procedures we use to verify the identity of platform users and monitor international and domestic transactions.
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
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly owned captive insurance subsidiary. Insurance related to our Mobility products may include third-party automobile, automobile comprehensive and collision, physical damage, and uninsured and underinsured motorist coverage. We require Drivers to carry automobile insurance in most countries, and in many cases we also maintain insurance on behalf of Drivers. We rely on a limited number of ridesharing insurance providers, particularly internationally, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. For example, in 2019, one of our insurance providers announced early termination of coverage and was replaced with other insurance providers. In addition to insurance related to our products, we maintain other automobile insurance coverage for owned vehicles and employee activity, as well as insurance coverage for non-automotive corporate risks including general liability, workers’ compensation, property, cyber liability, and director and officers’ liability. If our insurance carriers change the terms of our policies in a manner unfavorable to us or Drivers, our insurance costs could increase. The cost of insurance that we maintain on behalf of Drivers is higher in the United States and Canada than in other geographies. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, we could be liable for significant additional costs.
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
We may be subject to claims of significant liability based on traffic accidents, injuries, or other incidents that are claimed to have been caused by Drivers who use our platform, even when those Drivers are not actively using our platform or when an individual impersonates a Driver. As we expand to include more offerings on our platform, our insurance needs will likely extend to those additional offerings, including Freight. As a result, our automobile liability and general liability insurance policies and insurance maintained by Drivers may not cover all potential claims related to traffic accidents, injuries, or other incidents that are claimed to have been caused by Drivers who use our platform, and may not be adequate to indemnify us for all liability that we could face. Even if these claims do not result in liability, we could incur significant costs in investigating and defending against them. If insurers become insolvent, they may not be able to pay otherwise valid claims in a timely manner or at all. If we are subject to claims of liability relating to the acts of Drivers or others using our platform, we may be subject to negative publicity and incur additional expenses, which could harm our business, financial condition, and operating results.
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
Our revenue is dependent on the pricing models we use to calculate consumer fares and Driver earnings. Our pricing models, including dynamic pricing, have been, and will likely continue to be, challenged, banned, limited in emergencies, and capped in certain jurisdictions. For example, we have agreed to not calculate consumer fares in excess of the maximum government-mandated fares in all major Indian cities where legal proceedings have limited the use of surge pricing. Further, in 2018, Honolulu, Hawaii became the first U.S. city to pass legislation to cap surge pricing if increased rates exceed the maximum fare set by the city. Additional regulation of our pricing models could increase our operating costs and adversely affect our business. Furthermore, our pricing model has been the subject of litigation and regulatory inquiries related to, among other things, the calculation of and statements regarding consumer fares and Driver earnings (including rates, fees, surcharges, and tolls), as well as the use of surge pricing during emergencies and natural disasters. As a result, we may be forced to change our pricing models in certain jurisdictions, which could harm our revenue or result in a sub-optimal tax structure.
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
To protect our intellectual property, we rely on a combination of copyright, trademark, patent, and trade secret laws, contractual provisions, end-user policies, and disclosure restrictions. Upon discovery of potential infringement of our intellectual property, we assess and when necessary, take action to protect our rights as appropriate. We also enter into confidentiality agreements and invention assignment agreements with our employees and consultants and seek to control access to, and distribution of, our proprietary information in a commercially prudent manner. The efforts we have taken and may take to protect our intellectual property may not be sufficient or effective. For example, effective intellectual property protection may not be available in every country in which we currently or in the future will operate. In addition, it may be possible for other parties to copy or reverse-engineer our products and offerings or obtain and use the content of our website without authorization. Further, we may be unable to prevent competitors or other third parties from acquiring or using domain names or trademarks that are similar to, infringe upon, or diminish the value of our domain names, trademarks, service marks, and other proprietary rights. Moreover, our trade secrets may be compromised by third parties or our employees, which would cause us to lose the competitive advantage derived from the compromised trade secrets. Further, we may be unable to detect infringement of our intellectual property rights, and even if we detect such violations and decide to enforce our intellectual property rights, we may not be successful, and may incur significant expenses, in such efforts. In addition, any such enforcement efforts may be time-consuming and may divert management’s attention. Further, such enforcement efforts may result in a ruling that our intellectual property rights are unenforceable or invalid. Any failure to protect or any loss of our intellectual property may have an adverse effect on our ability to compete and may adversely affect our business, financial condition, or operating results.
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
The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in MAPCs, Trips, Adjusted EBITDA, Gross Bookings, revenue, or other operating and financial results;

•announcements by us or estimates by third parties of actual or anticipated changes in the number of Drivers and consumers on our platform;
•variations between our actual operating results and the expectations of our management, securities analysts, investors, the financial community;
•changes in accounting principles or changes in interpretations of existing principles, which could affect financial results;
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
Sales, directly or indirectly, of a substantial number of shares of our common stock, or the public perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. For example, on December 1, 2020, we completed the acquisition of Postmates for aggregate consideration of approximately 70 million shares of our common stock and equity awards covering approximately 13 million shares of our common stock. This and any other such issuance, including the issuance of additional shares of our common stock upon exercise of such equity awards, could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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

General Risk Factors
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish an annual report by management on, among other things, the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial annually. We currently are required to disclose changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis.
The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is costly and challenging, and we may not be able to complete evaluation, testing, and any required remediation in a timely fashion. As our business continues to grow in size and complexity, we are improving our processes and infrastructure to help ensure we can prepare financial reporting and disclosures within the timeline required for a public company. During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future, particularly due to high growth offerings (such as with Delivery and Freight), which may cause challenges in consistent performance and timely designing new controls. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or operating results. If we are unable to conclude that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain these and other effective control systems required of public companies, could also restrict our future access to the capital markets.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
As of December 31, 2020, we leased office facilities around the world totaling 8.3 million square feet, including 2.5 million square feet for our corporate headquarters in the San Francisco Bay Area, California. During 2020, we completed the construction of our new Bay Area offices, including our 1.1 million square foot San Francisco headquarters. During 2019, we purchased 593 acres of land in Pennsylvania to build a test track for the purpose of testing the performance of autonomous vehicles, as well as an office building. As of December 31, 2020, this land, which was part of our ATG and Other Technology Programs segment, was classified as assets held for sale. Refer to Note 9 – Assets and Liabilities Held for Sale in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information. On January 19, 2021, we completed the sale of our ATG Business our subsidiary focused on the development and commercialization of autonomous vehicles technologies, to Aurora Innovation, Inc. Our ATG Business is included within our ATG and Other Technology Programs segment.
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

Legal Proceedings Described in Note 15 to Our Consolidated Financial Statements
Note 15 - Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2020 contained in this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 15 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•California Attorney General Lawsuit and Governmental Inquiries
•State Unemployment Tax Proceedings
•Google v. Levandowski; Google v. Levandowski & Ron
•Aslam, Farrar, Hoy and Mithu v. Uber B.V., Uber Britannia Ltd. and Uber London Ltd.
Legal Proceedings That Are Not Described in Note 15 to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 15 to our consolidated financial statements for the year ended December 31, 2020 contained in this Annual Report on Form 10-K, and incorporated into this item by reference, the following matter also constitutes a material pending legal proceeding, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
Holders of our Common Stock
As of February 22, 2021, there were 1,132 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
On December 11, 2020, we completed a private offering of $1.15 billion aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”), including the exercise in full by the initial purchasers of the 2025 Convertible Notes of their option to purchase up to an additional $150 million principal amount of the 2025 Convertible Notes. We offered and sold the 2025 Convertible Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and for resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement by and among us and the initial purchasers. The shares of Common Stock issuable upon conversion of the 2025 Convertible Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Use of Proceeds
On December 11, 2020, we completed the issuance of the 2025 Convertible Notes. We raised approximately $1.14 billion in net proceeds after deducting the initial purchasers’ discount and offering expenses. We intend to use the net proceeds from the offering for working capital and other general corporate purposes, which may include acquisitions or strategic transactions.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Uber Technologies, Inc. under the Securities Act, or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, (“S&P 500”), and the S&P 500 Information Technology Sector Index (“S&P 500 IT”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on May 10, 2019, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2020. The returns shown are based on historical results and are not intended to suggest future performance.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated statement of operations data for the years ended December 31, 2018, 2019, and 2020 and the selected consolidated balance sheet data as of December 31, 2019 and 2020 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2016 and 2017 and the selected consolidated balance sheet data as of December 31, 2016, 2017 and 2018 have been derived from our accounting records and have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2016 (1)	2017	2018	2019	2020
	(Unaudited)	(Unaudited)
	(In millions, except share amounts which are reflected in thousands, and per share amounts)
Consolidated Statements of Operations Data:
Revenue (2)	$3,338	$7,402	$10,433	$13,000	$11,139
Total costs and expenses (2), (3)	6,361	11,482	13,466	21,596	16,002
Loss from operations	(3,023)	(4,080)	(3,033)	(8,596)	(4,863)
Income (loss) from continuing operations before income taxes and loss from equity method investments (4)	(3,218)	(4,575)	1,312	(8,433)	(6,946)
Income from discontinued operations, net of income taxes (5)	2,876	—	—	—	—
Net income (loss) attributable to Uber Technologies, Inc.	(370)	(4,033)	997	(8,506)	(6,768)
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic and diluted net income (loss) per common share: (6)
Continuing operations	$(7.89)	$(9.46)	$—	$(6.81)	$(3.86)
Discontinued operations	6.99	—	—	—	—
Basic and diluted net income (loss) per common share	$(0.90)	$(9.46)	$—	$(6.81)	$(3.86)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	411,501	426,360	443,368	1,248,353	1,752,960
Diluted	411,501	426,360	478,999	1,248,353	1,752,960
(1)On January 1, 2017, we adopted ASC 606 on a full retrospective basis. Accordingly, our audited consolidated financial statements for 2016 were recast to conform to ASC 606.
(2)The presentation of our revenue and cost of revenue, exclusive of depreciation and amortization for 2016, 2017, 2018, and 2019 has been retrospectively adjusted to reflect the implementation of our new accounting policy adopted in the fourth quarter of 2020. There was no net impact to loss from operations, net income (loss) attributable to Uber Technologies, Inc., or net income (loss) per share for any periods presented. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information on the change in accounting policy and related effect of the change for 2018, 2019 and 2020. The change had the effect of reducing revenue by $507 million and $530 million for 2016 and 2017, and increasing cost of revenue, exclusive of depreciation and amortization, by the same amounts.
(3)Total costs and expenses include $128 million, $137 million, $172 million, $4.6 billion and $827 million of stock-based compensation for the years ended December 31, 2016, 2017, 2018, 2019 and 2020, respectively. For the year ended December 31, 2019, total costs and expenses included $3.6 billion of stock-based compensation expense for awards with a performance-based vesting condition satisfied upon our IPO. For the year ended December 31, 2020, stock-based compensation expense includes a $111 million reversal, included in and offsetting stock-based compensation expense, related to forfeitures of awards for employees that were part of the second quarter 2020 restructuring. For additional information, see Note 11 - Stockholders' Equity to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

(4)Income (loss) from continuing operations before income taxes and loss from equity method investments in 2018 includes a $2.3 billion gain on the sale of our Southeast Asia operations, a $2.0 billion unrealized gain on our non-marketable equity securities related to Didi and a $954 million gain on the disposal of our Uber Russia and the Commonwealth of Independent States (“Russia/CIS”) operations. Income (loss) from continuing operations before income taxes and loss from equity method investments in 2020 includes (i) $362 million in restructuring and related charges and (ii) an impairment charge of $1.7 billion primarily related to our investment in Didi. For additional information, see Note 10 - Supplemental Financial Statement Information and Note 20 – Restructuring and Related Charges to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
(5)In 2016, income from discontinued operations, net of income taxes reflects a gain on disposition of discontinued operations related to the divestiture of Uber China, partially offset by the loss from operations from Uber China.
(6)For a description of our computation of basic and diluted net income (loss) per common share see Note 1 - Description of Business and Summary of Significant Accounting Policies and Note 13 - Net Income (Loss) Per Share to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	As of December 31,
	2016 (1)	2017	2018	2019 (2), (3)	2020 (4)
	(Unaudited)	(Unaudited)	(Unaudited)
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,241	$4,393	$6,406	$10,873	$5,647
Short-term investments	—	—	—	440	1,180
Working capital (5)	4,589	2,990	4,399	8,286	3,017
Total assets	15,713	15,426	23,988	31,761	33,252
Long-term debt, net of current portion	3,087	3,048	6,869	5,707	7,560
Redeemable convertible preferred stock warrant liability	211	125	52	—	—
Total liabilities	9,198	11,773	17,196	16,578	19,498
Redeemable convertible preferred stock	11,111	12,210	14,177	—	—
Additional paid-in capital	209	320	668	30,739	35,931
Accumulated deficit	(4,806)	(8,874)	(7,865)	(16,362)	(23,130)
Total stockholders’ equity (deficit)	(4,596)	(8,557)	(7,385)	14,872	12,967
(1)On January 1, 2017, we adopted ASC 606 on a full retrospective basis. Accordingly, our audited consolidated financial statements for 2016 were recast to conform to ASC 606.
(2)On January 1, 2019, we adopted ASC 842, “Leases” (“ASC 842”) using the modified retrospective transition method and used the effective date as the date of initial application. Consequently, financial information is not updated for periods before January 1, 2019. For additional information, see Note 1 - Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
(3)On May 14, 2019, we closed our IPO, issued and sold 180 million shares of our common stock and received net proceeds of approximately $8.0 billion. Upon closing of the IPO, (i) all our outstanding redeemable convertible preferred stock automatically converted to common stock; (ii) holders of convertible notes elected to convert all outstanding notes into common stock; and, (iii) an outstanding warrant (exercisable upon the closing of the IPO) was exercised to purchase common stock. For additional information, see Note 11 - Stockholders' Equity included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
(4)During 2020, we completed the acquisitions of Careem, Cornershop (excluding operations in Mexico), Routematch and Postmates. For additional information, see Note 18 – Business Combinations included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
(5)Working capital is defined as total current assets less total current liabilities. See our audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities as of December 31, 2019 and 2020.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
Overview
We are a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform. We connect consumers with providers of ride services, merchants and food delivery services as well as public transportation networks. We use this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry. We are also developing technologies that provide new solutions to solve everyday problems.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a pandemic. The COVID-19 pandemic has rapidly changed market and economic conditions globally, impacting Drivers, Delivery People, Merchants, consumers and business partners, as well as our business, results of operations, financial position and cash flows. Various governmental restrictions, including the declaration of a federal National Emergency, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures have had, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the global demand for Mobility rides. The significant adverse changes in the economic and market conditions resulting from COVID-19 triggered the recognition of pre-tax impairment charges of $1.7 billion in the first quarter of 2020, principally relating to our investment in Didi. For additional information on impairment charges, refer to Note 3 - Investments and Fair Value Measurement and Note 7 – Goodwill and Intangible Assets in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
While we continue to assess the impact from the COVID-19 outbreak, we are unable to accurately predict the full impact of COVID-19 on our business, results of operations, financial position and cash flows due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, any future waves or resurgences of the virus, variants of the virus, the timing of widespread adoption of vaccines against the virus, additional actions that may be taken by governmental authorities, the further impact on the business of Drivers, Merchants, consumers, and business partners, and other factors identified in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
Driver Classification Developments
The classification of Drivers is currently being challenged in courts, by legislators and by government agencies in the United States and abroad. We are involved in numerous legal proceedings globally, including putative class and collective class action lawsuits, demands for arbitration, charges and claims before administrative agencies, and investigations or audits by labor, social security, and tax authorities that claim that Drivers should be treated as our employees (or as workers or quasi-employees where those statuses exist), rather than as independent contractors. Of particular note are proceedings in California, where on May 5, 2020, the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint in San Francisco Superior Court (the “Court”) against Uber and Lyft, alleging that drivers are misclassified, and sought an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers.
On August 10, 2020, the Court issued a preliminary injunction order prohibiting us from classifying Drivers as independent contractors and from violating various wage and hour laws. Following a stay of the injunction and our unsuccessful appeal of the injunction to a Court of Appeal, we were ordered to comply with the preliminary injunction. In November 2020, California voters approved Proposition 22, a state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Proposition 22 went into effect in December 2020 and we expect that Drivers will be able to maintain their status as independent contractors under California law and that we and our competitors will be required to comply with the provisions of Proposition 22. Although we do not expect that the California Attorney General’s preliminary injunction will go into effect, litigation asserting that Assembly Bill 5 requires Drivers in California to be classified as employees, including the California Attorney General’s suit, remains pending, and we may face liability relating to periods before the effective date of Proposition 22.
To comply with Proposition 22, we have incurred and expect to incur additional expenses, including expenses associated with a guaranteed minimum earnings floor for Drivers, insurance for injury protection and subsidies for health care. We do not expect these changes will have a material impact on our business, results of operations, financial position, or cash flows.
Also of note, on October 28, 2015, a claim by 25 Drivers, including Mr. Y. Aslam and Mr. J. Farrar, was brought in the UK Employment Tribunal against us asserting that they should be classified as “workers” (a separate category between independent contractors and employees) in the UK rather than independent contractors. The tribunal ruled on October 28, 2016 that the Drivers were workers whenever our app was switched on and they were ready and able to take trips, based on an assessment of the app in July 2016. The Court of Appeal rejected our appeal in a majority decision on December 19, 2018. We appealed to the Supreme Court and a hearing at the Supreme Court took place in July 2020.
On February 19, 2021, the Supreme Court of the UK upheld the tribunal ruling. Damages may include back pay including holiday pay and minimum wage. Additional claimants have also filed and each claimant will be required to bring their own separate action to an employment tribunal to determine whether they met the “worker” classification and if so, how much each claimant will be awarded. In addition, we expect to be subject to related pension contributions, which will require separate engagement with the UK pension regulator, but the ultimate resolution of this matter, including the amount of any exposure is uncertain.
If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees, workers or quasi-employees where those statuses exist, we would incur significant additional expenses for compensating Drivers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. Additionally, we may not have adequate Driver supply as Drivers may opt out of our platform given the loss of flexibility under an employment model, and we may not be able to hire a majority of the Drivers currently using our platform. Any of these events could negatively impact our business, result of operations, financial position, and cash flows.
For a discussion of risk factors related to how misclassification challenges may impact our business, result of operations, financial position and operating condition and cash flows, see the risk factor titled “-Our business would be adversely affected if Drivers were classified as employees, workers or quasi-employees” included in Part I, Item 1A, “Risk Factors”, and Note 15 - Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in Note 1 - Description of Business and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” and the section titled “Critical Accounting Policies and Estimates” in Part II, Item 7, of this Annual Report on Form 10-K.

Financial and Operational Highlights

	Year Ended December 31,
(In millions, except percentages)	2018	2019	2020	2018 to 2019 % Change	2019 to 2020 % Change	2019 to 2020 % Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2), (3)	91	111	93	22%	(16)%
Trips (2)	5,220	6,904	5,025	32%	(27)%
Gross Bookings (2)	$49,799	$65,001	$57,897	31%	(11)%	(9)%
Revenue (4)	$10,433	$13,000	$11,139	25%	(14)%	(13)%
Net income (loss) attributable to Uber Technologies, Inc. (5)	$997	$(8,506)	$(6,768)	**	20%
Mobility Adjusted EBITDA	$1,541	$2,071	$1,169	34%	(44)%
Delivery Adjusted EBITDA	$(601)	$(1,372)	$(873)	(128)%	36%
Adjusted EBITDA (1), (2)	$(1,847)	$(2,725)	$(2,528)	(48)%	7%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” below for more information.
(3) MAPCs presented for annual periods are MAPCs for the fourth quarter of the year. The 2018 MAPCs exclude the impact of our 2018 Divested Operations, defined as operations in (i) Southeast Asia prior to the sale of those operations to Grab and (ii) Russia/CIS prior to the formation of our Yandex.Taxi joint venture.
(4) Our previously reported revenue in 2018 and 2019 has been retrospectively adjusted to reflect the implementation of the new accounting presentation policy. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information on the change in accounting policy.
(5) Net income (loss) attributable to Uber Technologies, Inc. includes stock-based compensation expense of $172 million, $4.6 billion and $827 million during the years ended December 31, 2018, 2019 and 2020, respectively.
** Percentage not meaningful.
Highlights for 2020
Overall Gross Bookings declined by $7.1 billion in 2020, down 11%, or 9% on a constant currency basis, compared to 2019. Mobility Gross Bookings declined 44%, on a constant currency basis, year-over-year from 2019, and ended the fourth quarter down 47%, on a constant currency basis, showing continued recovery from the second quarter year-over-year decline of 73% year-over-year, on a constant currency basis.
Delivery Gross Bookings grew 110% from 2019, on a constant currency basis, outpacing Delivery Trip growth driven by a 32% increase in basket sizes globally driven by stay-at-home order demand related to COVID-19.
Revenue was $11.1 billion, or down 14% year-over-year, reflecting the impact of COVID-19 on our Mobility business, partially offset by overall growth in our Delivery business. Revenue improved every quarter from the second quarter of 2020, with a Take Rate of 19.2% in 2020.
Net loss attributable to Uber Technologies, Inc. was $6.8 billion, a 20% improvement year-over-year, reflecting reductions in our fixed cost structure, as well as increased variable cost efficiencies, and included $827 million of stock-based compensation expense.
Adjusted EBITDA loss was $2.5 billion, improving $197 million from 2019 with Mobility Adjusted EBITDA profit of $1.2 billion, despite Mobility Gross Bookings decline of 44%, on a constant currency basis. Additionally, Delivery Adjusted EBITDA loss of $873 million, improved $499 million and Delivery Adjusted EBITDA margin as a percentage of Delivery Revenue improved to (22.4)% from (97.9)%, compared to 2019.
We ended the year with $6.8 billion in cash, cash equivalents and short-term investments.

2020 Significant Developments
Acquisitions
Careem
On January 2, 2020, we completed the acquisition of substantially all of the assets of Careem Inc. (“Careem”). Dubai-based Careem was founded in 2012, and provides primarily ridesharing and, to a lesser extent, meal delivery, and payments services to millions of users in cities across the Middle East, North Africa, and Pakistan.
Cornershop
On July 6, 2020, we completed our purchase of a controlling interest in Cornershop Cayman (“Cornershop”) in all jurisdictions where we received regulatory approval or did not require regulatory approval. In January 2021, we obtained regulatory approval in Mexico. Cornershop operates an online grocery delivery platform primarily in Chile and Mexico.
Routematch
On July 14, 2020, we acquired 100% of the equity of Routematch, a software company offering specialized software and solutions to transit agencies, serving customers in the United States and Australia. The acquisition is expected to accelerate our development in the transit space.
Postmates
On December 1, 2020, we completed the acquisition of Postmates, Inc. (“Postmates”), an on-demand delivery platform in the United States. The acquisition brings together our global Mobility and Delivery platform with Postmates’ distinctive delivery business in the United States.
For additional information on acquisitions, see Note 18 – Business Combinations included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Divestitures
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
JUMP and Investment in Lime
On May 7, 2020, we entered into a series of transactions and agreements with Neutron Holdings, Inc. dba Lime (“Lime”) including the divestiture of certain assets of our dockless e-bikes and e-scooters business and operations operated as JUMP, which was included in our New Mobility offering.
For additional information, see Note 19 - Divestitures included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Note Issuances and Redemption
Issuance of 2025 Senior Notes
In May 2020, we issued five-year notes with an aggregate principal amount of $1.0 billion due on May 15, 2025 (the “2025 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).
Issuance of 2028 Senior Notes
In September 2020, we issued eight-year notes with an aggregate principal amount of $500 million due on January 15, 2028 (the “2028 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
Redemption of 2023 Senior Notes
On October 2020, the net proceeds from the 2028 Senior Notes, along with cash on hand, were used to redeem all of our outstanding 2023 Senior Notes.
Issuance of 2025 Convertible Notes
In December 2020, we issued $1.15 billion aggregate principal amount of 0% convertible senior notes due in 2025 (the “2025 Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act.

For additional information, see Note 8 - Long-Term Debt and Revolving Credit Arrangements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K
Greenbriar Equity Group, L.P. Investment in Freight
On October 1, 2020, we entered into a preferred stock purchase agreement with affiliates of Greenbriar Equity Group, L.P. (“Greenbriar”). Pursuant to the preferred stock purchase agreement, Greenbriar agreed to invest an aggregate of $500 million in Uber Freight Holding Corporation (“Freight Holding”), the holding company for our Uber Freight business, in exchange for Series A convertible preferred stock of Freight Holding. For additional information, see Note 17 - Non-Controlling Interests included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Recent Developments
Pending Joint Venture Agreement with SK Telecom
In October 2020, we entered into a joint venture agreement with SK Telecom Co., LTD. (“SK Telecom”). Pursuant to this agreement, we and SK Telecom’s mobility business (“Mobility Company”), which will be spun out of SK Telecom prior to the closing of the joint venture, will form a joint venture (the “JV Business”) in South Korea, focused on the business of e-hailing of passenger transportation (including taxis and limousines). Uber has agreed to invest an aggregate of approximately $100 million in the JV Business. At the date of the close of the transaction, we will own a majority stake in the JV Business. The transaction is subject to regulatory approval and other customary closing conditions, including the approval by SK Telecom’s stockholders of the spin-off of Mobility Company, and is expected to close in the first half of 2021.
Sale of ATG Business
On December 7, 2020, we announced the sale of Apparate USA LLC (“ATG Business” or “Apparate”), our subsidiary focused on the development and commercialization of autonomous vehicle technologies, to Aurora Innovation, Inc. (“Aurora”). Our ATG Business is included within our ATG and Other Technology Programs segment. For additional information, see Note 9 – Assets and Liabilities Held for Sale included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
On January 19, 2021, we completed the sale of our ATG Business to Aurora. Also on January 19, 2021, we made a $400 million cash investment in Aurora and entered into a collaboration agreement with Aurora pursuant to which the parties will collaborate with respect to the launch and commercialization of self-driving vehicles on our ridesharing network.
Pending Acquisition of Drizly
On February 2, 2021, we entered into a definitive agreement to acquire 100% ownership interest in The Drizly Group, Inc. (“Drizly”), which operates an on-demand alcohol marketplace in North America. The aggregate consideration to be paid by us is estimated to be approximately $1.1 billion, subject to certain adjustments set forth in the definitive agreement payable in a combination of cash and shares of our stock based on a fixed price of approximately $53.16 per share. The transaction is subject to regulatory approval and other customary closing conditions, and is expected to close in the first half of 2021.
Equity and Term Loan Investment in Moove
On February 12, 2021, we entered into and completed a series of agreements with Garment Investments S.L. dba Moove (“Moove”) including (i) an equity investment in which Uber acquired a 30% minority interest in Moove from its current shareholders for approximately $5 million at closing and up to $185 million contingent on future performance of Moove and certain other conditions through the eighth anniversary of the agreement, (ii) a term loan of up to approximately $230 million to Moove, and (iii) a commercial partnership agreement. Moove is a vehicle fleet operator in Spain.
2016 and 2018 Senior Secured Term Loan Refinancing
On February 25, 2021, we entered into a refinancing transaction under which we borrowed $2.6 billion pursuant to an amendment to the 2016 Senior Secured Term Loan agreement, the proceeds of which were used to repay in full all previously outstanding loans under the 2016 Senior Secured Term Loan agreement and the 2018 Senior Secured Term Loan agreement. The $2.6 billion is comprised of (i) a $1.1 billion tranche with a maturity date of February 25, 2027, and (ii) a $1.5 billion tranche with a maturity date of April 4, 2025 (together the “Refinanced 2016 Senior Secured Term Loans”). The interest rate for the Refinanced 2016 Senior Secured Term Loans is LIBOR plus 3.50% per annum, subject to a floor of 0.00%.
Components of Results of Operations
Change in Accounting Policy
During the fourth quarter of 2020, we changed our accounting policy related to the presentation of cumulative payments to Drivers in excess of cumulative revenue from Drivers. Our policy for the presentation of these excess cumulative payments has changed from presenting them within cost of revenue, exclusive of depreciation and amortization, to presenting them as a reduction of revenue in our consolidated statements of operations. As a result, prior period information presented has been retrospectively adjusted to reflect the implementation of the new accounting policy. Refer to Note 1 - Description of Business and Summary of Significant

Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information on change in accounting policy.
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
During the first quarter of 2020, we began charging end-users a fee for Mobility and Delivery services in certain markets. While our contracts and our previously disclosed accounting policy for Mobility Drivers and restaurants remains unchanged, in these markets we subcontract with Delivery People to provide delivery services to end-users. Revenue from restaurants, Mobility Drivers, and end-users is recognized separately, while costs associated with payments to Delivery People are recorded as cost of revenue.
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Revenue Recognition,” “Note 1 - Description of Business and Summary of Significant Accounting Policies - Revenue Recognition,” and “Note 2 - Revenue” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue, exclusive of depreciation and amortization, primarily consists of certain insurance costs related to our Mobility and Delivery offerings, credit card processing fees, bank fees, data center and networking expenses, mobile device and service costs, costs incurred for certain Delivery transactions where we are primarily responsible for delivery services and pay Delivery People for services provided, costs incurred with carriers for Uber Freight transportation services, amounts related to fare chargebacks and other credit card losses.
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
Operations and Support
Operations and support expenses primarily consist of compensation expenses, including stock-based compensation, for employees that support operations in cities, including the general managers, Driver operations, platform user support representatives and community managers. Also included is the cost of customer support, Driver background checks and the allocation of certain corporate costs.
As our business recovers from the impacts of COVID-19 and Trip volume increases, we would expect operations and support expenses to increase on an absolute dollar basis for the foreseeable future, but decrease as a percentage of revenue as we become more efficient in supporting platform users.
Sales and Marketing
Sales and marketing expenses primarily consist of compensation costs, including stock-based compensation to sales and marketing employees, advertising costs, product marketing costs and discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers, and the allocation of certain corporate costs. We expense advertising and other promotional expenditures as incurred.
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
We expect research and development expenses to increase and vary from period to period as a percentage of revenue as we continue to invest in research and development activities relating to ongoing improvements to and maintenance of our platform offerings and other research and development programs, offset by a decrease in investments in our ATG and Other Technology Programs subsequent to the divestiture of ATG.

General and Administrative
General and administrative expenses primarily consist of compensation costs, including stock-based compensation, for executive management and administrative employees, including finance and accounting, human resources, policy and communications, legal, and certain impairment charges, as well as allocation of certain corporate costs, occupancy, and general corporate insurance costs. General and administrative expenses also include certain legal settlements.
As our business recovers from the impacts of COVID-19 and Trip volume increases, we expect that general and administrative expenses will increase on an absolute dollar basis for the foreseeable future, but decrease as a percentage of revenue as we find efficiencies in our internal support functions.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on buildings, site improvements, computer and network equipment, software, leasehold improvements, leased vehicles, furniture and fixtures, and amortization of intangible assets. Depreciation includes expenses associated with buildings, site improvements, computer and network equipment, leased vehicles, and furniture, fixtures, as well as leasehold improvements. Amortization includes expenses associated with our capitalized internal-use software and acquired intangible assets.
As our business recovers from the impacts of COVID-19, we would anticipate depreciation and amortization expenses to increase as we continue to build out our network infrastructure and building locations.
Interest Expense
Interest expense primarily consists of interest expense associated with our outstanding debt, including accretion of debt discount and debt issuance costs. For additional detail related to our debt obligations, see “Note 8 - Long-Term Debt and Revolving Credit Arrangements” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Other Income (Expense), Net
Other income (expense), net primarily includes the following items:
•Interest income, which primarily consists of interest earned on our cash and cash equivalents and restricted cash and cash equivalents.
•Foreign currency exchange gains (losses), net, which primarily consist of remeasurement of transactions and monetary assets and liabilities denominated in currencies other than the functional currency at the end of the period.
•Gain (loss) on business divestitures, net.
•Unrealized gain (loss) on debt and equity securities, net, which primarily consists of gains (losses) from fair value adjustments relating to our non-marketable securities.
•Change in fair value of embedded derivatives, which primarily consists of gains and losses on embedded derivatives related to our 2021 and 2022 Convertible Notes until their extinguishment in connection with our IPO.
•Gain on extinguishment of convertible notes and settlement of derivatives.
•Other, net, which primarily consists of changes in the fair value of warrants and income from forfeitures of warrants.
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

Results of Operations
The following table summarizes our consolidated statements of operations for each of the periods presented (in millions):

	Year Ended December 31,
	2018 (1)	2019 (1)	2020

Revenue	$10,433	$13,000	$11,139
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,786	6,061	5,154
Operations and support	1,516	2,302	1,819
Sales and marketing	3,151	4,626	3,583
Research and development	1,505	4,836	2,205
General and administrative	2,082	3,299	2,666
Depreciation and amortization	426	472	575
Total costs and expenses	13,466	21,596	16,002
Loss from operations	(3,033)	(8,596)	(4,863)
Interest expense	(648)	(559)	(458)
Other income (expense), net	4,993	722	(1,625)
Income (loss) before income taxes and loss from equity method investments	1,312	(8,433)	(6,946)
Provision for (benefit from) income taxes	283	45	(192)
Loss from equity method investments	(42)	(34)	(34)
Net income (loss) including non-controlling interests	987	(8,512)	(6,788)
Less: net loss attributable to non-controlling interests, net of tax	(10)	(6)	(20)
Net income (loss) attributable to Uber Technologies, Inc.	$997	$(8,506)	$(6,768)
(1) Our revenue and cost of revenue, exclusive of depreciation and amortization for 2018 and 2019 have been retrospectively adjusted to reflect the implementation of our new accounting policy adopted in the fourth quarter of 2020. There was no net impact to loss from operations or net income (loss) attributable to Uber Technologies, Inc. for any periods presented. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information on the change in accounting policy.

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Year Ended December 31,
	2018	2019	2020

Revenue	100%	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	46%	47%	46%
Operations and support	15%	18%	16%
Sales and marketing	30%	36%	32%
Research and development	14%	37%	20%
General and administrative	20%	25%	24%
Depreciation and amortization	4%	4%	5%
Total costs and expenses	129%	166%	144%
Loss from operations	(29)%	(66)%	(44)%
Interest expense	(6)%	(4)%	(4)%
Other income (expense), net	48%	6%	(15)%
Income (loss) before income taxes and loss from equity method investments	13%	(65)%	(62)%
Provision for (benefit from) income taxes	3%	—%	(2)%
Loss from equity method investments	—%	—%	—%
Net income (loss) including non-controlling interests	9%	(65)%	(61)%
Less: net loss attributable to non-controlling interests, net of tax	—%	—%	—%
Net income (loss) attributable to Uber Technologies, Inc.	10%	(65)%	(61)%
(1) Totals of percentage of revenues may not foot due to rounding.
Comparison of the Years Ended December 31, 2018, 2019 and 2020
Revenue

	Year Ended December 31,			2018 to 2019 % Change	2019 to 2020 % Change
(In millions, except percentages)	2018	2019	2020

Revenue	$10,433	$13,000	$11,139	25%	(14)%
2020 Compared to 2019
Revenue decreased $1.9 billion, or 14%, primarily attributable to a decline in Gross Bookings of 11%, or 9% on a constant currency basis. The decrease in Gross Bookings was primarily driven by a decline in Mobility Gross Bookings of 46%, or 44% on a constant currency basis, due to adverse impacts from COVID-19. The decrease was partially offset by Delivery Gross Bookings growth of 109%, or 110% on a constant currency basis, due to an increase in food delivery orders and higher basket sizes as a result of stay-at-home order demand related to COVID-19. Additionally, we had a one-time Driver appreciation award of $299 million recorded in the 2019, that was not incurred in 2020.
2019 Compared to 2018
Revenue increased $2.6 billion, or 25%, primarily attributable to an increase in Gross Bookings of 31%, or 34%, on a constant currency basis. The overall increase in Gross Bookings was driven by a 22% increase in MAPCs primarily due to global expansion of our Delivery product offerings combined with wider market adoption of our Mobility product, and overall growth in our other offerings.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Year Ended December 31,			2018 to 2019 % Change	2019 to 2020 % Change
(In millions, except percentages)	2018	2019	2020

Cost of revenue, exclusive of depreciation and amortization	$4,786	$6,061	$5,154	27%	(15)%
Percentage of revenue	46%	47%	46%

2020 Compared to 2019
Cost of revenue, exclusive of depreciation and amortization, decreased $907 million, or 15%, mainly due to a $2.0 billion decrease in Mobility driven by COVID-19 related volume declines primarily resulting in lower insurance costs. This decrease was partially offset by a $984 million increase in Delivery primarily related to a $513 million increase in Delivery People payments and incentives in certain markets, combined with a $233 million increase in Freight carrier payments.
2019 Compared to 2018
Cost of revenue, exclusive of depreciation and amortization, increased $1.3 billion, or 27%, primarily attributable to a $543 million increase in insurance costs and credit card processing fees largely due to overall growth in Trips in our Mobility and Delivery businesses, as well as a $374 million increase in Freight carrier payments.
Operations and Support

	Year Ended December 31,			2018 to 2019 % Change	2019 to 2020 % Change
(In millions, except percentages)	2018	2019	2020

Operations and support	$1,516	$2,302	$1,819	52%	(21)%
Percentage of revenue	15%	18%	16%
2020 Compared to 2019
Operations and support expenses decreased $483 million, or 21%, primarily attributable to a $382 million decrease in stock-based compensation mainly related to RSUs with a performance condition satisfied upon our IPO in 2019, a $175 million decrease in employee headcount costs and a $79 million decrease in external contractor expenses, partially offset by a $172 million increase in restructuring and related charges.
2019 Compared to 2018
Operations and support expenses increased $786 million, or 52%, primarily attributable to a $439 million increase in stock-based compensation mainly related to RSUs with a performance condition satisfied upon our IPO in 2019, a $282 million increase in employee headcount costs.
Sales and Marketing

	Year Ended December 31,			2018 to 2019 % Change	2019 to 2020 % Change
(In millions, except percentages)	2018	2019	2020

Sales and marketing	$3,151	$4,626	$3,583	47%	(23)%
Percentage of revenue	30%	36%	32%
2020 Compared to 2019
Sales and marketing expenses decreased $1.0 billion, or 23%, primarily attributable to a decrease in discounts, loyalty expenses, promotions, credits and refunds of $446 million to $2.0 billion compared to $2.5 billion in 2019, a decrease of $298 million in consumer advertising and other marketing programs, as well as a $194 million decrease in stock-based compensation related to RSUs with a performance condition satisfied upon our IPO in 2019.
2019 Compared to 2018
Sales and marketing expenses increased $1.5 billion, or 47%, primarily attributable to an increase in discounts, loyalty expenses, promotions, credits and refunds of $1.1 billion to $2.5 billion compared to $1.4 billion in 2018, a $233 million increase in stock-based compensation related to RSUs with a performance condition satisfied upon our IPO in 2019 and a $174 million increase in employee headcount costs.
Research and Development

	Year Ended December 31,			2018 to 2019 % Change	2019 to 2020 % Change
(In millions, except percentages)	2018	2019	2020

Research and development	$1,505	$4,836	$2,205	221%	(54)%
Percentage of revenue	14%	37%	20%

2020 Compared to 2019
Research and development expenses decreased $2.6 billion, or 54%, primarily attributable to a $2.5 billion decrease in stock-based compensation related to RSUs with a performance condition satisfied upon our IPO in 2019, partially offset by an $85 million increase in restructuring and related charges.
2019 Compared to 2018
Research and development expenses increased by $3.3 billion, or 221%. This increase was primarily due to a $2.9 billion increase in stock-based compensation related to RSUs with a performance condition satisfied upon our IPO in 2019 and a $467 million increase in employee headcount costs.
General and Administrative

	Year Ended December 31,			2018 to 2019 % Change	2019 to 2020 % Change
(In millions, except percentages)	2018	2019	2020

General and Administrative	$2,082	$3,299	$2,666	58%	(19)%
Percentage of revenue	20%	25%	24%
2020 Compared to 2019
General and administrative expenses decreased $633 million, or 19%, primarily attributable to a $712 million decrease in stock-based compensation expense and a net $388 million decrease in legal, tax, and regulatory reserve changes and settlements, partially offset by $193 million in impairment charges related to our New Mobility reporting unit recorded during the first quarter of 2020 primarily related to COVID-19 impacts on certain markets, an $84 million increase in restructuring and related charges, $102 million attributable to accelerated lease expense in 2020 and $52 million in asset impairments.
2019 Compared to 2018
General and administrative expenses increased $1.2 billion, or 58%, primarily attributable to an $859 million increase in stock-based compensation related to RSUs with a performance condition satisfied upon our IPO in 2019 and a $309 million increase in employee headcount costs.
Depreciation and Amortization

	Year Ended December 31,			2018 to 2019 % Change	2019 to 2020 % Change
(In millions, except percentages)	2018	2019	2020

Depreciation and amortization	$426	$472	$575	11%	22%
Percentage of revenue	4%	4%	5%
2020 Compared to 2019
Depreciation and amortization expenses increased $103 million, or 22%, primarily attributable to additional amortization expenses related to newly acquired intangible assets, primarily held by Careem and Postmates, and an increase in leased server depreciation, partially offset by a decrease in depreciation of data center assets.
2019 Compared to 2018
Depreciation and amortization expenses increased $46 million, or 11%, primarily attributable to data center servers depreciation.
Interest Expense

	Year Ended December 31,			2018 to 2019 % Change	2019 to 2020 % Change
(In millions, except percentages)	2018	2019	2020

Interest expense	$(648)	$(559)	$(458)	(14)%	(18)%
Percentage of revenue	(6)%	(4)%	(4)%
2020 Compared to 2019
Interest expense decreased by $101 million, or 18%, primarily due to the conversion of our 2021 and 2022 Convertible Notes upon our IPO in May 2019 and favorable LIBOR rates on our term loans, partially offset by additional interest expense resulting from the issuance of our $1.0 billion 2025 Senior Notes in May 2020, as well as additional bonds issued during 2020.

2019 Compared to 2018
Interest expense decreased by $89 million, or 14%, primarily due to the conversion of all our outstanding Convertible Notes into common stock upon our IPO in May 2019, partially offset by additional interest expense resulting from the issuance of our 2023 Senior Notes and our 2026 Senior Notes in October 2018.
Other Income (Expense), Net

	Year Ended December 31,			2018 to 2019 % Change	2019 to 2020 % Change
(In millions, except percentages)	2018	2019	2020

Interest income	$104	$234	$55	125%	(76)%
Foreign currency exchange gains (losses), net	(45)	(40)	(128)	11%	(220)%
Gain on business divestitures, net	3,214	—	204	(100)%	**
Unrealized gain (loss) on debt and equity securities, net	1,996	2	(125)	(100)%	**
Impairment of debt and equity securities	—	—	(1,690)	**	**
Change in fair value of embedded derivatives	(501)	58	—	112%	(100)%
Gain on extinguishment of convertible notes and settlement of derivatives	—	444	—	**	(100)%
Other, net	225	24	59	(89)%	146%
Other income (expense), net	$4,993	$722	$(1,625)	(86)%	**
Percentage of revenue	48%	6%	(15)%
** Percentage not meaningful.
2020 Compared to 2019
Interest income decreased by $179 million or 76% primarily due to declining balances and yields in our money market fund investments, bank deposits, and available-for-sale securities.
Foreign currency exchange gains (losses), net increased by $88 million due to unrealized impacts on foreign exchange resulting from remeasurement of our foreign currency monetary assets and liabilities denominated in currencies other than the functional currency of an entity.
Gain on business divestitures, net increased by $204 million due to a $154 million gain on the sale of our Uber Eats India operations to Zomato during the first quarter of 2020 and a $77 million gain on the sale of our European Freight Business to sennder GmbH (“Sennder”) recognized in the fourth quarter of 2020, partially offset by a $27 million loss on the sale of our JUMP operations to Lime recognized during the second quarter of 2020.
Unrealized gain (loss) on debt and equity securities, net decreased by $127 million primarily due to loss from fair value adjustments of our non-marketable securities recorded under the fair value option.
Impairment of debt and equity securities primarily relates to a $1.7 billion impairment of our investment in Didi. For additional information, refer to Note 3 - Investments and Fair Value Measurement included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Change in fair value of embedded derivatives decreased by $58 million as a result of settlement of convertible debts in the second quarter of 2019.
Gain on extinguishment of convertible notes and settlement of derivatives decreased by $444 million due to the conversion of our 2021 and 2022 Convertible Notes and settlement of the related derivatives in connection with our IPO during the second quarter of 2019.
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
Gain on business divestitures, net decreased by $3.2 billion due to the non-recurrence in 2019 of gains on the divestitures of our Southeast Asia and Russia/CIS operations in 2018.

Unrealized gain (loss) on debt and equity securities, net decreased by $2.0 billion primarily due to the non-recurrence in 2019 of a gain from a fair value adjustment of our Didi investment in 2018.
Change in fair value of embedded derivatives increased by $559 million as a result of their revaluation, primarily due to changes in discount yield and time to liquidity.
Gain on extinguishment of convertible notes and settlement of derivatives increased by $444 million due to the conversion of our 2021 and 2022 Convertible Notes and settlement of the related derivatives in connection with our IPO during the second quarter of 2019.
Other, net decreased by $201 million primarily due to non-recurrence in 2019 of income from forfeitures of warrants during the year ended December 31, 2018.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,			2018 to 2019 % Change	2019 to 2020 % Change
(In millions, except percentages)	2018	2019	2020

Provision for (benefit from) income taxes	$283	$45	$(192)	(84)%	**
Effective tax rate	21.6%	(0.5)%	2.8%
** Percentage not meaningful.
2020 Compared to 2019
Provision for income taxes decreased by $237 million primarily due to a tax impact from the impairment charge of our investment in Didi.
2019 Compared to 2018
Provision for income taxes decreased by $238 million, primarily driven by the deferred U.S. tax expense related to our investment in Didi and Grab and deferred China tax related to our investment in Didi incurred during the first quarter of 2018.
In March 2019, we initiated a series of transactions resulting in changes to our international legal structure, including a redomiciliation of a subsidiary to the Netherlands and a transfer of certain intellectual property rights among our wholly-owned subsidiaries, primarily to align our structure to our evolving operations. The redomiciliation resulted in a step-up in the tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets in an amount of $6.4 billion, net of a reserve for uncertain tax positions of $1.4 billion. Based on available objective evidence, we believed it was not more-likely-than-not that these additional foreign deferred tax assets would be realizable as of December 31, 2019 and, therefore, they were offset by a full valuation allowance to the extent not offset by reserves from uncertain tax positions.
Loss from Equity Method Investments

	Year Ended December 31,			2018 to 2019 % Change	2019 to 2020 % Change
(In millions, except percentages)	2018	2019	2020

Loss from equity method investments	$(42)	$(34)	$(34)	19%	—%
Percentage of revenue	—%	—%	—%
** Percentage not meaningful.
2019 Compared to 2018
Loss from equity method investments decreased by $8 million due to a decrease in our portion of the net loss from our Yandex.Taxi joint venture and amortization expense on intangible assets resulting from the basis difference in this investment.
Supplemental Disclosure Related to Restructuring and Related Charges
During the second quarter of 2020, we initiated and completed certain restructuring activities in order to reduce our overall cost structure in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business. We also exited the JUMP business and incurred costs related to site closures, asset impairments and write-offs. As a result, during the year ended December 31, 2020, we recognized $362 million in total restructuring and related charges in the consolidated statement of operations. Total restructuring and related charges included $248 million of cash settled charges, primarily for severance and other termination benefits. The remaining costs related to these restructuring activities are expected to be immaterial. Restructuring activities during the years ended December 31, 2018 and 2019 were not material.
These activities were designed to generate an aggregate cost savings of at least $1.0 billion annually when compared to our original fourth quarter 2020 planned cost structure, with the largest component of savings resulting from reductions in workforce. We do not believe these cost-saving measures will impair our ability to conduct any of our key business functions. There is no guarantee that we will achieve the cost savings that we expect. Refer to Note 20 – Restructuring and Related Charges in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Segment Results of Operations
We operate our business as four operating and reportable segments: Mobility, Delivery, Freight, and ATG and Other Technology Programs. For additional information about our segments, see Note 14 - Segment Information and Geographic Information in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Revenue

	Year Ended December 31,			2018 to 2019 % Change	2019 to 2020 % Change
(In millions, except percentages)	2018 (1)	2019 (1)	2020

Mobility (2)	$9,288	$10,707	$6,089	15%	(43)%
Delivery	772	1,401	3,904	81%	179%
Freight	356	731	1,011	105%	38%
ATG and Other Technology Programs (3)	—	42	100	**	138%
All Other	17	119	35	**	(71)%
Total revenue	$10,433	$13,000	$11,139	25%	(14)%
(1) Our previously reported revenue in 2018 and 2019 has been retrospectively adjusted to reflect the implementation of the new accounting policy. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information on the change in accounting policy.
(2) Mobility revenue includes revenue recognized as an operating lease as defined under ASC 840 for 2018 and ASC 842 for 2019 and 2020. Total revenue recognized under ASC 840 and ASC 842 for the years ended December 31, 2018, 2019 and 2020 was $151 million, $88 million, and $21 million, respectively. For additional information, see Note 2 - Revenue to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
(3) Consists of $42 million and $100 million, respectively, in collaboration revenue from Toyota recognized for the years ended December 31, 2019 and 2020. For additional information, see Note 17 - Non-Controlling Interests to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
** Percentage not meaningful.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, exclusive of depreciation and amortization, operations and support, sales and marketing, and general and administrative and research and development expenses associated with our segments. Segment adjusted EBITDA also excludes non-cash items, certain transactions that are not indicative of ongoing segment operating performance and / or items that management does not believe are reflective of our ongoing core operations. For additional information, see Note 14 - Segment Information and Geographic Information to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Year Ended December 31,			2018 vs. 2019 % Change	2019 vs. 2020 % Change
(In millions, except percentages)	2018	2019	2020

Mobility	$1,541	$2,071	$1,169	34%	(44)%
Delivery	(601)	(1,372)	(873)	(128)%	36%
Freight	(102)	(217)	(227)	(113)%	(5)%
ATG and Other Technology Programs	(537)	(499)	(375)	7%	25%
All Other	(50)	(251)	(86)	**	66%
Corporate G&A and Platform R&D (1), (2)	(1,971)	(2,457)	(2,136)	(25)%	13%
Impact of 2018 Divested Operations (1)	(127)	—	—	**	**
Adjusted EBITDA (3)	$(1,847)	$(2,725)	$(2,528)	(48)%	7%
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
** Percentage not meaningful.
Mobility Segment
For the year ended December 31, 2020 compared to the same period in 2019, Mobility revenue decreased $4.6 billion, or 43% and Mobility adjusted EBITDA profit decreased $902 million, or 44%.
Mobility revenue decreased primarily attributable to a decrease in Mobility Gross Bookings due to adverse impacts from the COVID-19 pandemic, partially offset by rationalization in incentive spend. Mobility Take Rate improved to 22.9% from 21.5% compared to 2019 mainly driven by an overall decrease in incentive spend as well as a one-time Driver appreciation award recorded in the second quarter of 2019.
Mobility adjusted EBITDA profit decreased primarily attributable to a decrease in Mobility revenue, partially offset by a $1.4 billion decrease in insurance expense as a result of a decrease in miles driven, a $961 million decrease in consumer promotions, and a $516 million decrease in credit card processing costs. Additionally, Mobility adjusted EBITDA margin as a percentage of Mobility revenue declined to 19.2% from 19.3% compared to 2019.
For the year ended December 31, 2019 compared to the same period in 2018, Mobility revenue increased $1.4 billion, or 15% and Mobility adjusted EBITDA profit increased $530 million, or 34%.
Mobility revenue increased primarily attributable to U.S. pricing changes effective in the second and third quarter of 2019 and deeper penetration into international markets, partially offset by a Driver appreciation award. Mobility Take Rate decreased to 21.5% from 22.4% compared to the same period in 2018 driven by an increase in incentive spend in Latin America.
Mobility adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue partially offset by an increase in consumer promotions and variable costs attributable to the overall growth of the business.
Delivery Segment
For the year ended December 31, 2020 compared to the same period in 2019, Delivery revenue increased 2.5 billion, or 179% and Delivery adjusted EBITDA loss decreased $499 million, or 36%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 110%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes as a result of stay-at-home demand related to COVID-19. Delivery Take Rate improved to 12.9% from 9.7% compared to the same period in 2019 driven by a decrease in incentive spend combined with an overall improvement in basket sizes. Additionally, the increase in Delivery revenue and Delivery Take Rate resulted from an increase in certain Delivery People payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Delivery People for services provided.
Delivery adjusted EBITDA loss decreased primarily attributable to an increase in Delivery revenue, partially offset by a $965 million increase in cost of revenue as well as a $550 million increase in consumer promotions.
For the year ended December 31, 2019 compared to the same period in 2018, Delivery revenue increased $629 million, or 81% and Delivery adjusted EBITDA loss increased $771 million, or 128%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 87%, on a constant currency basis mainly due to changes to our service fees in U.S. and Canada and continued expansion into international markets. These increases were partially offset by a one-time Driver appreciation award as well as higher Delivery People incentive spend, primarily in our international markets.
Delivery adjusted EBITDA loss increased primarily attributable to an increase in consumer promotions, brand marketing, and employee headcount costs.
Freight Segment
For the year ended December 31, 2020 compared to the same period in 2019, Freight revenue increased $280 million, or 38% and Freight adjusted EBITDA loss increased $10 million, or 5%.
Freight revenue increased primarily attributable to growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA loss increased attributable to an increase in investment spend in our technology and services as we continue to grow the business.

For the year ended December 31, 2019 compared to the same period in 2018, Freight revenue increased $375 million, or 105% and Freight adjusted EBITDA loss increased $115 million, or 113%.
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
ATG and Other Technology Programs Segment
For the year ended December 31, 2020 compared to the same period in 2019, ATG and Other Technology Programs revenue increased $58 million, or 138% and ATG and Other Technology Programs adjusted EBITDA loss decreased $124 million, or 25%.
ATG and Other Technology Programs revenue increased attributable to collaboration revenue related to our three-year joint collaboration agreement with Toyota and DENSO entered into in July 2019.
ATG and Other Technology Programs adjusted EBITDA loss decreased due to an increase in revenue, as noted above, partially offset by an increase in operational expenses.
For the year ended December 31, 2019 compared to the same period in 2018, ATG and Other Technology Programs revenue increased $42 million, and ATG and Other Technology Programs adjusted EBITDA loss decreased $38 million, or 7%.
ATG and Other Technology Programs revenue increased attributable to collaboration revenue related to our three-year joint collaboration agreement with Toyota and DENSO entered into in July 2019.
ATG and Other Technology Programs adjusted EBITDA loss decreased due to an increase in revenue, as noted above, partially offset by an increase in operational expenses.
All Other
For the year ended December 31, 2020 compared to the same period in 2019, All Other revenue decreased $84 million, or 71% and All Other adjusted EBITDA loss decreased $165 million, or 66%.
All Other revenue and All Other adjusted EBITDA loss decreased primarily due to the JUMP Divestiture in the second quarter of 2020.
For the year ended December 31, 2019 compared to the same period in 2018, All Other revenue increased $102 million, and All Other adjusted EBITDA loss increased $201 million.
All Other revenue increased as we continue to expand the reach of our New Mobility offerings.
All Other adjusted EBITDA loss increased attributable to an increase in investment spend in our New Mobility offerings as we continue to launch in new cities.

Certain Key Metrics and Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin as a percentage of revenue, as well as revenue growth rates in constant currency, are non-GAAP financial measures. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “Reconciliations of Non-GAAP Financial Measures.”
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

(In millions)	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020

Mobility	$11,446	$12,188	$12,554	$13,512	$10,874	$3,046	$5,905	$6,789
Delivery	3,071	3,386	3,658	4,374	4,683	6,961	8,550	10,050
Freight	128	167	223	219	198	212	290	313
All Other	4	15	30	26	21	5	—	—
Take Rate is defined as revenue as a percentage of Gross Bookings.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net income (loss) attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Year Ended December 31,			2018 to 2019 % Change	2019 to 2020 % Change
(In millions, except percentages)	2018	2019	2020

Adjusted EBITDA	$(1,847)	$(2,725)	$(2,528)	(48)%	7%
2020 Compared to 2019
Adjusted EBITDA loss decreased $197 million, or 7%, primarily attributable to a $499 million improvement in Delivery Adjusted EBITDA, a $321 million decrease in Corporate G&A and Platform R&D costs as well as the favorable impact of $165 million related to the JUMP Divestiture that occurred in the second quarter of 2020. These impacts were partially offset by a $902 million decrease in Mobility Adjusted EBITDA.
Reconciliations of Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business and assess our performance. In addition to revenue, net income (loss), loss from operations, and other results under GAAP, we use Adjusted EBITDA and Adjusted EBITDA margin as a percentage of revenue as well as revenue growth rates in constant currency, which are described below, to evaluate our business. We have included these non-GAAP financial measures because they are key measures used by our management to evaluate our operating performance. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. Our calculation of these non-GAAP financial measures may differ from similarly-titled non-GAAP measures, if any, reported by our peer companies. These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.
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
•Adjusted EBITDA does not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;
•Adjusted EBITDA does not reflect the components of other income (expense), net, which primarily includes: interest income; foreign currency exchange gains (losses), net; gain (loss) on business divestitures, net; and unrealized gain (loss) on debt and equity securities, net;, and impairment of debt and equity securities; and
•Adjusted EBITDA excludes certain legal, tax, and regulatory reserve changes and settlements that may reduce cash available to us.

 The following table presents a reconciliation of net income (loss) attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(In millions)	2018	2019	2020

Adjusted EBITDA reconciliation:
Net income (loss) attributable to Uber Technologies, Inc.	$997	$(8,506)	$(6,768)
Add (deduct):
Net income (loss) attributable to non-controlling interests, net of tax	(10)	(6)	(20)
Provision for (benefit from) income taxes	283	45	(192)
Loss from equity method investments	42	34	34
Interest expense	648	559	458
Other (income) expense, net	(4,993)	(722)	1,625
Depreciation and amortization	426	472	575
Stock-based compensation expense	172	4,596	827
Legal, tax, and regulatory reserve changes and settlements	340	353	(35)
Driver appreciation award	—	299	—
Payroll tax on IPO stock-based compensation	—	86	—
Goodwill and asset impairments/loss on sale of assets	237	8	317
Acquisition, financing and divestitures related expenses	15	—	86
Accelerated lease costs related to cease-use of ROU assets	—	—	102
COVID-19 response initiatives	—	—	106
Gain on lease arrangement, net	(4)	—	(5)
Restructuring and related charges, net	—	57	362
Adjusted EBITDA	$(1,847)	$(2,725)	$(2,528)
The comparability of the results for the periods presented above was impacted by our 2018 Divested Operations. During the year ended December 31, 2018, the 2018 Divested Operations unfavorably impacted net income (loss) attributable to Uber Technologies, Inc. by $127 million.
Adjusted EBITDA Margin as a Percentage of Revenue
We define Adjusted EBITDA margin as a percentage of revenue as Adjusted EBITDA divided by revenue.
Constant Currency
We compare the percent change in our current period results from the corresponding prior period using constant currency disclosure. We present constant currency growth rate information to provide a framework for assessing how our underlying revenue performed excluding the effect of foreign currency rate fluctuations. We calculate constant currency by translating our current period financial results using the corresponding prior period’s monthly exchange rates for our transacted currencies other than the U.S. dollar.
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

Quarterly Consolidated Statements of Operations

	Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020

	(In millions, except per share amounts)
Revenue (1)	$2,796	$2,903	$3,554	$3,747	$3,248	$1,913	$2,813	$3,165
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below (1)	1,378	1,477	1,601	1,605	1,491	924	1,298	1,441
Operations and support (2)	434	864	498	506	503	582	365	369
Sales and marketing (2)	1,040	1,222	1,113	1,251	885	736	924	1,038
Research and development (2)	409	3,064	755	608	645	584	493	483
General and administrative (2)	423	1,638	591	647	859	565	711	531
Depreciation and amortization	146	123	102	101	128	129	138	180
Total costs and expenses	3,830	8,388	4,660	4,718	4,511	3,520	3,929	4,042
Loss from operations	(1,034)	(5,485)	(1,106)	(971)	(1,263)	(1,607)	(1,116)	(877)
Interest expense	(217)	(151)	(90)	(101)	(118)	(110)	(112)	(118)
Other income (expense), net (3)	260	398	49	15	(1,795)	(44)	151	63
Loss before income taxes and loss from equity method investments	(991)	(5,238)	(1,147)	(1,057)	(3,176)	(1,761)	(1,077)	(932)
Provision for (benefit from) income taxes	19	(2)	3	25	(242)	4	23	23
Loss from equity method investments, net of tax	(6)	(10)	(9)	(9)	(12)	(7)	(8)	(7)
Net loss including non-controlling interests	(1,016)	(5,246)	(1,159)	(1,091)	(2,946)	(1,772)	(1,108)	(962)
Less: net income (loss) attributable to non-controlling interests, net of tax	(4)	(10)	3	5	(10)	3	(19)	6
Net loss attributable to Uber Technologies, Inc.	$(1,012)	$(5,236)	$(1,162)	$(1,096)	$(2,936)	$(1,775)	$(1,089)	$(968)
Net loss per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(2.23)	$(4.72)	$(0.68)	$(0.64)	$(1.70)	$(1.02)	$(0.62)	$(0.54)
Diluted	$(2.26)	$(4.72)	$(0.68)	$(0.64)	$(1.70)	$(1.02)	$(0.62)	$(0.54)
(1) During the fourth quarter of 2020, we changed our accounting policy related to the presentation of cumulative payments to Drivers in excess of cumulative revenue from Drivers. Our policy for the presentation of these excess cumulative payments has changed from presenting them within cost of revenue, exclusive of depreciation and amortization, to presenting them as a reduction of revenue in our consolidated statements of operations. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for further information on change in accounting policy. As a result, our revenue and cost of revenue for the first three quarters of 2020 and all quarters of 2019 have been retrospectively adjusted. The effect of the change by quarter is as follows:

	Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020

	(In millions)
Revenue:
As previously reported*	$3,099	$3,166	$3,813	$4,069	$3,543	$2,241	$3,129	$3,509
Effect of change	(303)	(263)	(259)	(322)	(295)	(328)	(316)	(344)
As Adjusted	$2,796	$2,903	$3,554	$3,747	$3,248	$1,913	$2,813	$3,165
Cost of revenue, exclusive of depreciation and amortization:
As previously reported*	$1,681	$1,740	$1,860	$1,927	$1,786	$1,252	$1,614	$1,785
Effect of change	(303)	(263)	(259)	(322)	(295)	(328)	(316)	(344)
As Adjusted	$1,378	$1,477	$1,601	$1,605	$1,491	$924	$1,298	$1,441
*As previously reported through September 30, 2020 and as would have been reported under our pre-existing accounting presentation policy in the quarter ended December 31, 2020.
(2) The three months ended June 30, 2019 includes $3.6 billion of stock-based compensation expense for awards with a performance-based vesting condition satisfied upon our IPO. For additional information on our IPO, see Note 11 - Stockholders' Equity in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The three months ended June 30, 2020, includes a $111 million reversal, included in and offsetting stock-based compensation expense, related to forfeitures of awards for employees that were part of the second quarter 2020 restructuring. The following table sets forth the stock-based compensation expense for each of the quarters indicated:

	Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020

	(In millions)
Operations and support	$1	$404	$26	$23	$25	$11	$16	$20
Sales and marketing	1	212	16	13	14	10	11	13
Research and development	3	2,557	262	136	167	72	102	136
General and administrative	6	768	97	71	71	38	54	67
Total	$11	$3,941	$401	$243	$277	$131	$183	$236
(3) The three months ended March 31, 2020 includes an impairment charge of $1.7 billion, primarily related to our investment in Didi. For additional information, see Note 3 - Investments and Fair Value Measurement to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Quarterly Consolidated Statements of Operations, as a Percentage of Revenue (1)

	Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	49%	51%	45%	43%	46%	48%	46%	46%
Operations and support	16%	30%	14%	14%	15%	30%	13%	12%
Sales and marketing	37%	42%	31%	33%	27%	38%	33%	33%
Research and development	15%	106%	21%	16%	20%	31%	18%	15%
General and administrative	15%	56%	17%	17%	26%	30%	25%	17%
Depreciation and amortization	5%	4%	3%	3%	4%	7%	5%	6%
Total costs and expenses	137%	289%	131%	126%	139%	184%	140%	128%
Loss from operations	(37)%	(189)%	(31)%	(26)%	(39)%	(84)%	(40)%	(28)%
Interest expense	(8)%	(5)%	(3)%	(3)%	(4)%	(6)%	(4)%	(4)%
Other income (expense), net	9%	14%	1%	—%	(55)%	(2)%	5%	2%
Loss before income taxes and loss from equity method investments	(35)%	(180)%	(32)%	(28)%	(98)%	(92)%	(38)%	(29)%
Provision for (benefit from) income taxes	1%	—%	—%	1%	(7)%	—%	1%	1%
Loss from equity method investments, net of tax	—%	—%	—%	—%	—%	—%	—%	—%
Net loss including non-controlling interests	(36)%	(181)%	(33)%	(29)%	(91)%	(93)%	(39)%	(30)%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%	—%	—%	—%	—%	(1)%	—%
Net loss attributable to Uber Technologies, Inc.	(36)%	(180)%	(33)%	(29)%	(90)%	(93)%	(39)%	(31)%
(1) Totals of percentage of revenues may not foot due to rounding.
Liquidity and Capital Resources

	Year Ended December 31,
(In millions)	2018	2019	2020

Net cash used in operating activities	$(1,541)	$(4,321)	$(2,745)
Net cash used in investing activities	(695)	(790)	(2,869)
Net cash provided by financing activities	4,640	8,939	1,379
Operating Activities
Net cash used in operating activities was $2.7 billion for the year ended December 31, 2020, primarily consisting of $6.8 billion of net loss, adjusted for certain non-cash items, which primarily included $1.7 billion in impairment of non-marketable equity securities, $827 million of stock-based compensation expense, depreciation and amortization expense of $575 million, $404 million in impairment of goodwill, long-lived assets and other assets, as well as a $393 million decrease in cash consumed by working capital. The decrease in cash consumed by working capital and other operating activities was primarily driven by a decrease in our operating lease right-of-use assets, prepaid expenses and other assets and increase in accrued expenses and other liabilities, partially offset by lower accounts payable and operating lease liabilities.
Net cash used in operating activities was $4.3 billion for the year ended December 31, 2019 , primarily consisting of $8.5 billion of net loss, adjusted for certain non-cash items, which primarily included $4.6 billion of stock-based compensation expense, $444 million of gain on extinguishment of convertible notes, $58 million of revaluation gain of our derivative liabilities, depreciation and amortization expense of $472 million, $82 million in accretion of discount on our long-term debt, as well as $1.2 billion withdrawal of collateral from restricted cash from James River and a $699 million decrease in cash consumed by working capital. The decrease in cash consumed by working capital was primarily driven by an increase in our insurance reserve, accrued expenses and other liabilities, partially offset by higher accounts receivable and prepaid expenses.

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
Investing Activities
Net cash used in investing activities was $2.9 billion for the year ended December 31, 2020, primarily consisting of $2.1 billion in purchases of marketable securities, $1.5 billion in acquisition of businesses, net of cash acquired and $616 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $1.4 billion.
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
Financing Activities
Net cash provided by financing activities was $1.4 billion for the year ended December 31, 2020, primarily consisting of $2.6 billion of proceeds from issuance of notes, net of issuance costs and $247 million of proceeds from issuance of subsidiary preferred stock units, partially offset by $891 million of principal repayment on Careem Notes and $527 million of principal repayment on term loan and notes.
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
Net cash provided by financing activities was $4.6 billion for the year ended December 31, 2018, primarily consisting of $3.5 billion from issuance of term loan and senior notes, net of issuance costs, $1.8 billion in proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs, partially offset by $491 million of principal repayment on revolving lines of credit.
Other Information
As of December 31, 2020, $1.8 billion of our $5.6 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of December 31, 2020, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity during the COVID-19 pandemic. As the circumstances around the COVID-19 pandemic remain uncertain, we continue to actively monitor the pandemic's impact to us worldwide including our financial position, liquidity, results of operations and cash flows.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Long-term debt (1)	$7,914	$27	$1,120	$3,567	$3,200
Financing obligation (2)	851	6	12	13	820
Operating lease commitments (2)	3,832	223	634	514	2,461
Finance lease commitments (2)	315	189	126	—	—
Non-cancelable purchase obligations (3)	516	187	291	38	—
Total contractual obligations	$13,428	$632	$2,183	$4,132	$6,481
(1) Refer to Note 8 - Long-Term Debt and Revolving Credit Arrangements of Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further details regarding our long-term debt obligations.
(2) Refer to Note 6 - Leases of Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further details regarding our operating and finance leases.
(3) Consists primarily of non-cancelable commitments for network, data and cloud services, background checks, and other items in the ordinary course of business with varying expiration terms through 2024.
The contractual commitment obligations in the table above are associated with agreements that are enforceable and legally binding.
As of December 31, 2020, we had recorded liabilities of $95 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonable estimate of the timing of payments in individual years particularly beyond 12 months. As a result, this amount is not included in the table above.
The table above also excludes approximately $771 million of non-interest bearing unsecured convertible notes related to the acquisition of Careem. For additional discussion on the acquisition of Careem, see Note 18 – Business Combinations to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
We believe that the following critical accounting policies reflect the more significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements. For additional information, see the disclosure included in Note 1 - Description of Business and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Revenue Recognition
We derive our revenue principally from service fees paid by Drivers and Merchants for the use of our platform in connection with our Mobility products and Delivery offering provided by Drivers and Merchants to end-users. Our sole performance obligation in the transaction is to connect Drivers and Merchants with end-users to facilitate the completion of a successful ridesharing trip or Delivery meal delivery. Because end-users access our platform for free, except in certain markets, and we have no performance obligation to end-users, end-users are not our customers.
Further, judgment is required in evaluating the presentation of revenue on a gross versus net basis based on whether we control the service provided to the end-user and are the principal in the transaction (gross), or we arrange for other parties to provide the service to the end-user and are the agent in the transaction (net). We have concluded that we are the agent in most markets as we arrange for Drivers and Merchants to provide the service to the end user in Mobility and Delivery transactions. The assessment of whether we are considered the principal or the agent in a transaction could impact the accounting for certain payments and incentives provided to Drivers and end-users and change the timing and amount of revenue recognized.
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
Driver Incentives
Incentives provided to customers are recorded as a reduction of revenue if we do not receive a distinct service in exchange or cannot reasonably estimate the fair value of the service received. Driver incentives that are not for a distinct service are evaluated as variable consideration, in the most likely amount to be earned by the Drivers at the time or as they are earned by the Drivers, depending on the type of Driver incentive.
During the fourth quarter of 2020, we changed our accounting policy related to the presentation of cumulative payments to Drivers in excess of cumulative revenue from Drivers. Our policy for the presentation of these excess cumulative payments has changed from presenting them within cost of revenue, exclusive of depreciation and amortization, to presenting them as a reduction of revenue in our consolidated statements of operations. For additional information, see Note 1 - Description of Business and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
End-User Discounts and Promotions
We offer discounts and promotions to end-users (that are not customers) to encourage use of our platform. These are offered in various forms and include:
•Targeted end-user discounts and promotions: These discounts and promotions are offered to specific end-users in a market to acquire, re-engage, or generally increase end-users’ use of our platform. An example is an offer providing a discount on a limited number of rides or meal deliveries during a limited time period, and are akin to coupons. We record the cost of these discounts and promotions as sales and marketing expense at the time they are redeemed by the end-user.
•End-user referrals: These referrals are earned when an existing end-user (the referring end-user) refers a new end-user (the referred end-user) to the platform and the new end-user takes his or her first ride on the platform. These referrals are typically paid in the form of a credit given to the referring end-user when earned. These referrals are offered to attract new end-users to our platform. We record the liability for these referrals and corresponding expense as sales and marketing expense at the time the referral is earned by the referring end-user.
•Market-wide promotions: These promotions are pricing actions in the form of discounts that reduce the end-user fare charged by Drivers and Merchants to end-users for all or substantially all Mobility or meal deliveries in a specific market. Accordingly, we record the cost of these promotions as a reduction of revenue at the time the trip is completed.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired driver, fleet, merchant, and end-user contracts, acquired technology, and trade names, based on expected future growth rates and margins, attrition rates, future changes in technology and royalty for similar brand licenses, useful lives, and discount rates.
Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Embedded Derivatives
During 2015, we had issued convertible notes that contain embedded features subject to derivative accounting. These embedded features are composed of conversion options that have the economic characteristics of a contingent early redemption feature settled in shares of our stock rather than cash, because the total number of shares of our common stock delivered to settle these embedded features will have a fixed value. These conversion options are bifurcated from the underlying instrument and accounted for and valued separately from the host instrument. Embedded derivatives are recognized as derivative liabilities on our consolidated balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in other income (expense), net in our consolidated statement of operations and comprehensive loss during the period of change.
We value these embedded derivatives as the difference between the estimated value of these convertible notes with and without the Qualified Initial Public Offering (“QIPO”) conversion option (“QIPO Conversion Option”). The fair value of these convertible notes with and without the QIPO Conversion Option is estimated utilizing a discounted cash flow model to discount the expected payoffs at various potential QIPO dates to the valuation date. The key inputs to the valuation model include the probability of a QIPO occurring at various points in time and the discount yield, which was derived by imputing the fair value as equal to the face value on the issuance date of these convertible notes. The discount rate is updated during each period to reflect the yield of a comparable instrument issued as of the valuation date.
Upon closing of the IPO in May 2019, holders of these convertible notes elected to convert all outstanding notes into shares of common stock. For additional information, refer to Note 11 - Stockholders' Equity included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
We assess our investment portfolio of privately held equity and debt securities quarterly for impairment. The impairment analysis for investments in equity securities includes a qualitative analysis of factors including the investee’s financial performance, industry and market conditions, and other relevant factors. If an equity investment is considered to be impaired we will establish a new carrying value for the investment and recognize an impairment loss through our consolidated statement of operations. Investments in debt securities are evaluated for impairment quarterly based on whether its fair value has declined below its amortized cost. In circumstances where we intend to sell, or are more likely than not required to sell the security before it recovers its amortized cost basis, the difference between the fair value and amortized cost is recognized as a loss in the consolidated financial statement of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, we then evaluate whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying loan obligors, credit ratings actions, as well as other factors. To determine the portion of a decline in fair value that is credit-related, we compare the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income (loss). Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
Equity Method Investments
We account for investments in the common stock or in-substance common stock of entities in which we have the ability to exercise significant influence, but do not own a controlling financial interest, using the equity method. Investments accounted for under the equity method are initially recorded at cost. Subsequently, we recognize through our consolidated statement of operations, and as an adjustment to the investment balance, our proportionate share of the entities’ net income or loss and reflect the amortization of basis differences. In accounting for these investments, we record our share of the entities’ net income or loss one quarter in arrears. Equity method investments for which the fair value option is elected are measured at fair value on a recurring basis with changes in fair value reflected in earnings.
We review our equity method investments for impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Qualitative and quantitative factors considered as indicators of a potential impairment include financial results and operating trends of the investees, implied values in transactions of the investee’s securities, severity and length of decline in value, and our intention for holding the investment, among other factors. If an impairment is determined to be other-than-temporary, the fair value of the impaired investment would have to be determined and an impairment charge recorded for the difference between the fair value and the carrying value of the investment. The fair value determination, particularly for investments in privately held companies, requires significant judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investments and the determination of the impairment charges.
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
Insurance Reserves
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary, to provide for the potential liabilities for certain risks, including auto liability, uninsured and underinsured motorist, auto physical damage, general liability, and workers’ compensation. The insurance reserves is an estimate of our potential liability for unpaid losses and loss adjustment expenses, which represents the estimate of the ultimate unpaid obligation for risks retained by us and includes an amount for case reserves related to reported claims and an amount for losses incurred but not reported as of the balance sheet date. The estimate of the ultimate unpaid obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, we use assumptions based on actuarial judgment related to claim and loss development patterns and expected loss costs, which consider frequency trends, severity trends, and relevant industry data. These reserves are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments, if any, relating to accidents that occurred in prior years are reflected in the current year results of operations.
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
Stock-Based Compensation
We have granted stock-based awards consisting primarily of stock options, restricted common stock, RSUs, warrants, and SARs to employees, members of our board of directors, and non-employee advisors. The substantial majority of our stock-based awards have been made to employees. The majority of our outstanding RSUs, as well as certain options, SARs, and shares of restricted common stock, contain both a service-based vesting condition and a liquidity-event based vesting condition. The service-based vesting condition for the majority of these awards is satisfied over four years. The liquidity event-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as a change in control transaction or the effective date of an initial public offering (“IPO”). Prior to our IPO in May 2019, no qualifying event had occurred, and we did not recognized any stock-based compensation expense for the RSUs and other awards with both a service-based vesting condition and a liquidity event-based vesting condition.
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
These assumptions used in the Black-Scholes option-pricing model, other than the fair value of our common stock (see the section titled “-Common Stock Valuations” below), are estimated as follows:
•Expected term. We estimate the expected term based on the simplified method for employees and on the contractual term for non-employees.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
•Expected volatility. We estimate the volatility of our common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies in our industry group.
•Expected dividend yield. Expected dividend yield is zero percent, as we have not paid and do not anticipate paying dividends on our common stock.
We continue to use judgment in evaluating the expected volatility and expected term utilized in our stock-based compensation expense calculation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility and expected term, which could materially impact our future stock-based compensation expense.
Recent Accounting Pronouncements
See Note 1 - Description of Business and Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our 2016 Term Loan Facility and our 2018 Term Loan Facility. The 2016 Term Loan Facility and 2018 Term Loan Facility are floating rate notes and are carried at amortized cost. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on the results of our operations.
The fair value of our fixed rate notes and 2025 Convertible Notes outstanding will generally fluctuate with movements in interest rates and the market price of our stock. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $271 million as of December 31, 2020.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $12.1 billion and $7.4 billion as of December 31, 2019 and 2020, respectively. Marketable debt securities classified as short-term investments totaled $1.2 billion as of December 31, 2020. Our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Our investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income by $22 million and $97 million for the three and twelve months ended December 31, 2020, respectively. A hypothetical 100 basis point change in interest rates would not have a material impact on the fair value of our marketable debt securities portfolio.
We have significant risk related to the carrying amounts of investments in other companies, including our minority-owned affiliates, as all of our investments are currently in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. As of December 31, 2020, the carrying value of our investments was $10.1 billion, including equity method investments.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Uber Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Uber Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of mezzanine equity and equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for cumulative payments to Drivers in excess of cumulative revenue from Drivers in 2020 and the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Careem Inc., Cornershop Global LLC, Routematch Holdings, Inc. and Postmates Inc. (the “acquired entities”) from its assessment of internal control over financial reporting as of December 31, 2020 because they were acquired by the Company in purchase business combinations during 2020. We have also excluded the acquired entities from our audit of internal control over financial reporting. The acquired entities are wholly-owned or majority-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Presentation of Mobility and Delivery Revenue and Related Discounts and Promotions
As described in Notes 1 and 2 to the consolidated financial statements, the Company derives its revenues principally from Drivers’ and Merchants’ use of the Company’s platform, on-demand lead generation, and related services in connection with Mobility and Delivery services. Management applies judgment in determining whether the Company is the principal or agent in transactions with Drivers, Merchants and end-users. This determination impacts the presentation of revenue on a gross or net basis as well as the presentation of incentives provided to Drivers and Merchants and discounts and promotions offered to end-users to the extent they are not customers. The Company’s Mobility and Delivery revenue was $9,993 million and discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers totaled $2.0 billion for the year ended December 31, 2020.
The principal considerations for our determination that performing procedures relating to the presentation of Mobility and Delivery revenue and related discounts and promotions is a critical audit matter are the significant judgment by management in assessing the presentation of revenue on a gross versus net basis, analyzing the role of the Company in the transactions and the related transaction attributes, including the type of discounts and promotions applied, utilized or earned by the end-user in the transaction and assessing their presentation, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing our audit procedures to evaluate whether transaction attributes were appropriately analyzed and presented by management.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s revenue recognition process, including controls over the presentation of Mobility and Delivery revenue and discounts and promotions. These procedures also included, among others, testing, on sample basis, trip transaction attributes and assessing management’s classification by evaluating the Company’s role in the transaction, examining documentation related to arrangement terms, driver statements and rider receipts, discounts and promotions and assessing the impact of those terms and attributes on revenue presentation and income statement classification.
Valuation of Insurance Reserves
As described in Note 1 to the consolidated financial statements, insurance reserves is the liability for unpaid losses and loss adjustment expenses, which represents the estimate of the ultimate unpaid obligation for risks retained by the Company and includes an amount for case reserves related to reported claims and an amount for losses incurred but not reported as of the balance sheet date. The estimate of the ultimate unpaid obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, management uses assumptions based on actuarial judgment related to claim and loss development patterns and expected loss costs, which consider frequency trends, severity trends, and relevant industry data. These reserves are continually reviewed by management and adjusted as experience develops and new information becomes known. As disclosed by management, the Company’s insurance reserves as of December 31, 2020 were $3,466 million.
The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves is a critical audit matter are the significant judgment by management when developing their estimate of the insurance reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the various actuarial methods and the significant assumptions related to loss development patterns and expected loss costs. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of insurance reserves, including controls over the development of the significant assumptions related to loss development patterns and expected loss costs. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in (i) developing, for selected reserve components, an independent actuarial estimate of the insurance reserves, and comparison of this independent estimate to management’s actuarially determined reserves, and (ii) testing, for other selected reserve components, management’s process for estimating the insurance reserves. Developing the independent estimate involved testing the completeness and accuracy of data provided by management and independently developing the loss development patterns and expected loss costs. Testing management’s process for estimating the insurance reserves involved evaluating the appropriateness of management’s actuarial methods, evaluating the reasonableness of the loss development patterns and expected loss costs used in those methods, and testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 1, 2021

We have served as the Company’s auditor since 2014.

UBER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	As of December 31, 2019	As of December 31, 2020
Assets
Cash and cash equivalents	$10,873	$5,647
Short-term investments	440	1,180
Restricted cash and cash equivalents	99	250
Accounts receivable, net of allowance of $34 and $55, respectively	1,214	1,073
Prepaid expenses and other current assets	1,299	1,215
Assets held for sale	—	517
Total current assets	13,925	9,882
Restricted cash and cash equivalents	1,095	1,494
Collateral held by insurer	1,199	860
Investments (including amortized cost of debt securities of $2,279 and $2,281)	10,527	9,052
Equity method investments	1,364	1,079
Property and equipment, net	1,731	1,814
Operating lease right-of-use assets	1,594	1,274
Intangible assets, net	71	1,564
Goodwill	167	6,109
Other assets	88	124
Total assets	$31,761	$33,252
Liabilities, mezzanine equity and equity
Accounts payable	$272	$235
Short-term insurance reserves	1,121	1,243
Operating lease liabilities, current	196	175
Accrued and other current liabilities	4,050	5,112
Liabilities held for sale	—	100
Total current liabilities	5,639	6,865
Long-term insurance reserves	2,297	2,223
Long-term debt, net of current portion	5,707	7,560
Operating lease liabilities, non-current	1,523	1,544
Other long-term liabilities	1,412	1,306
Total liabilities	16,578	19,498
Commitments and contingencies (Note 15)
Mezzanine equity
Redeemable non-controlling interests	311	787
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 1,716,681 and 1,849,794 shares issued and outstanding, respectively	—	—
Additional paid-in capital	30,739	35,931
Accumulated other comprehensive loss	(187)	(535)
Accumulated deficit	(16,362)	(23,130)
Total Uber Technologies, Inc. stockholders' equity	14,190	12,266
Non-redeemable non-controlling interests	682	701
Total equity	14,872	12,967
Total liabilities, mezzanine equity and equity	$31,761	$33,252
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	Year Ended December 31,
	2018 (1)	2019 (1)	2020
Revenue	$10,433	$13,000	$11,139
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,786	6,061	5,154
Operations and support	1,516	2,302	1,819
Sales and marketing	3,151	4,626	3,583
Research and development	1,505	4,836	2,205
General and administrative	2,082	3,299	2,666
Depreciation and amortization	426	472	575
Total costs and expenses	13,466	21,596	16,002
Loss from operations	(3,033)	(8,596)	(4,863)
Interest expense	(648)	(559)	(458)
Other income (expense), net	4,993	722	(1,625)
Income (loss) before income taxes and loss from equity method investments	1,312	(8,433)	(6,946)
Provision for (benefit from) income taxes	283	45	(192)
Loss from equity method investments	(42)	(34)	(34)
Net income (loss) including non-controlling interests	987	(8,512)	(6,788)
Less: net loss attributable to non-controlling interests, net of tax	(10)	(6)	(20)
Net income (loss) attributable to Uber Technologies, Inc.	$997	$(8,506)	$(6,768)
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$—	$(6.81)	$(3.86)
Diluted	$—	$(6.81)	$(3.86)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	443,368	1,248,353	1,752,960
Diluted	478,999	1,248,353	1,752,960
(1) Our revenue and cost of revenue, exclusive of depreciation and amortization, have been retrospectively adjusted to reflect the implementation of our new accounting policy adopted in the fourth quarter of 2020. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for further information on the change in accounting policy.
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2018	2019	2020
Net income (loss) including non-controlling interests	$987	$(8,512)	$(6,788)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(225)	(3)	(350)
Change in unrealized gain on investments in available-for-sale securities	40	4	2
Other comprehensive income (loss), net of tax	(185)	1	(348)
Comprehensive income (loss) including non-controlling interests	802	(8,511)	(7,136)
Less: comprehensive loss attributable to non-controlling interests	(10)	(6)	(20)
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$812	$(8,505)	$(7,116)
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)

	Redeemable Non-Controlling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance as of December 31, 2017	$—	863,305	$12,210	443,394	$—	$320	$(3)	$(8,874)	$(8,557)
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	41,007	2,000	—	—	—	—	—	—
Repurchase of Series G redeemable convertible preferred stock from Didi	—	(754)	(37)	—	—	4	—	—	4
Exercise of warrants	—	54	3	34	—	1	—	—	1
Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	—	1	—	—	—	—	—	—
Repurchase of outstanding shares	—	(5)	—	(2,553)	—	—	—	13	13
Exercise of stock options	—	—	—	11,809	—	27	—	—	27
Issuance of restricted common stock	—	—	—	514	—	21	—	—	21
Repurchase of unvested early-exercised stock options	—	—	—	(142)	—	—	—	—	—
Reclassification of early-exercised stock options from liability, net	—	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	—	125	—	—	125
Issuance and repayment of employee loans collateralized by outstanding common stock	—	—	—	—	—	4	—	(1)	3
Issuance of common stock as consideration for investment and acquisition	—	—	—	4,133	—	144	—	—	144
Issuance of non-controlling interest	10	—	—	—	—	(10)	—	—	(10)
Deferred tax benefit arising from acquisition of previously consolidated entity	—	—	—	—	—	31	—	—	31
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	—	—	40	—	40
Foreign currency translation adjustment	—	—	—	—	—	—	(225)	—	(225)
Net income (loss)	(10)	—	—	—	—	—	—	997	997
Balance as of December 31, 2018	$—	903,607	$14,177	457,189	$—	$668	$(188)	$(7,865)	$(7,385)
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)

	Redeemable Non-Controlling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance as of December 31, 2018	$—	903,607	$14,177	457,189	$—	$668	$(188)	$(7,865)	$—	$(7,385)
Cumulative effect of adoption of new accounting standard (ASC 842)	—	—	—	—	—	—	—	9	—	9
Vesting and exercise of warrants	—	923	45	—	—	—	—	—	—	—
Lapsing of repurchase option related to Series E redeemable convertible preferred stock issued to a non-employee service provider	—	—	2	—	—	10	—	—	—	10
Conversion of warrant to common stock in connection with initial public offering	—	—	—	150	—	7	—	—	—	7
Conversion of convertible notes to common stock in connection with initial public offering	—	—	—	93,978	—	4,229	—	—	—	4,229
Repurchase of outstanding shares	—	—	—	(1)	—	—	—	—	—	—
Exercise of stock options	—	—	—	6,924	—	21	—	—	—	21
Exercise of put option on common stock held by Yandex	—	—	—	(1,528)	—	(47)	—	—	—	(47)
Repurchase of unvested early-exercised stock options	—	—	—	(32)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4,634	—	—	—	4,634
Issuance of common stock under the Employee Stock Purchase Plan	—	—	—	2,076	—	49	—	—	—	49
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	—	180,000	—	7,973	—	—	—	7,973
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	(904,530)	(14,224)	904,530	—	14,224	—	—	—	14,224
Issuance of common stock in private placement	—	—	—	11,111	—	500	—	—	—	500
Issuance of common stock for settlement of RSUs	—	—	—	98,328	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	(36,249)	—	(1,573)	—	—	—	(1,573)
Reclassification of share-based award liability to additional paid-in capital	—	—	—	—	—	21	—	—	—	21
Repayment of employee loans collateralized by outstanding common stock	—	—	—	—	—	14	—	—	—	14
Issuance of common stock as consideration for investment and acquisition	—	—	—	205	—	9	—	—	—	9
Issuance of non-controlling interests	333	—	—	—	—	—	—	—	667	667
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	—	—	4	—	—	4
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	—	—	(3)
Net loss	(22)	—	—	—	—	—	—	(8,506)	15	(8,491)
Balance as of December 31, 2019	$311	—	$—	1,716,681	$—	$30,739	$(187)	$(16,362)	$682	$14,872
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY
(In millions, except share amounts which are reflected in thousands)

	Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2019	$311	1,716,681	$—	$30,739	$(187)	$(16,362)	$682	$14,872
Exercise of stock options	—	16,821	—	80	—	—	—	80
Stock-based compensation	—	—	—	861	—	—	—	861
Issuance of common stock under the Employee Stock Purchase Plan	—	4,934	—	125	—	—	—	125
Equity component of convertible notes, net	—	—	—	243	—	—	—	243
Issuance of common stock as consideration for acquisitions	—	73,396	—	3,898	—	—	—	3,898
Issuance of common stock for settlement of RSUs	—	38,476	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(555)	—	(17)	—	—	—	(17)
Release of shares previously held in escrow related to prior business combination	—	41	—	2	—	—	—	2
Recognition of non-controlling interest upon acquisition	290	—	—	—	—	—	—	—
Issuance of Freight subsidiary preferred stock, net of costs to issue	247	—	—	—	—	—	—	—
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	—	(350)	—	—	(350)
Distributions to non-controlling interests	(9)	—	—	—	—	—	(13)	(13)
Net loss	(52)	—	—	—	—	(6,768)	32	(6,736)
Balance as of December 31, 2020	$787	1,849,794	$—	$35,931	$(535)	$(23,130)	$701	$12,967
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2019	2020
Cash flows from operating activities
Net income (loss) including non-controlling interests	$987	$(8,512)	$(6,788)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	426	472	575
Bad debt expense	71	92	76
Stock-based compensation	170	4,596	827
Gain on extinguishment of convertible notes and settlement of derivatives	—	(444)	—
Gain on business divestitures, net	(3,214)	—	(204)
Deferred income taxes	35	(88)	(266)
Revaluation of derivative liabilities	501	(58)	—
Accretion of discount on long-term debt	318	82	45
Payment-in-kind interest	71	10	—
Impairment of debt and equity securities	—	—	1,690
Impairments of goodwill, long-lived assets and other assets	197	—	404
Loss from equity method investments	42	34	34
Unrealized (gain) loss on debt and equity securities, net	(1,996)	(2)	125
Gain on forfeiture of unvested warrants and related share repurchases	(152)	—	—
Unrealized foreign currency transactions	53	16	48
Other	60	(19)	(43)
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(279)	(407)	142
Prepaid expenses and other assets	(473)	(478)	94
Collateral held by insurer	—	(1,199)	339
Operating lease right-of-use assets	—	201	341
Accounts payable	(39)	95	(133)
Accrued insurance reserves	943	481	(3)
Accrued expenses and other liabilities	738	960	83
Operating lease liabilities	—	(153)	(131)
Net cash used in operating activities	(1,541)	(4,321)	(2,745)
Cash flows from investing activities
Proceeds from sale and disposal of property and equipment	369	51	3
Purchases of property and equipment	(558)	(588)	(616)
Purchases of equity method investments	(412)	—	—
Purchases of non-marketable equity securities	—	(100)	(10)
Purchases of marketable securities	—	(441)	(2,101)
Proceeds from maturities and sales of marketable securities	—	2	1,360
Proceeds from business disposal, net of cash divested	—	293	—
Acquisition of businesses, net of cash acquired	(64)	(7)	(1,471)
Return of capital from equity method investee	—	—	91
Purchase of notes receivable	—	—	(185)
Other investing activities	(30)	—	60
Net cash used in investing activities	(695)	(790)	(2,869)

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2019	2020
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	7,973	—
Taxes paid related to net share settlement of equity awards	—	(1,573)	(17)
Proceeds from issuance of common stock related to private placement	—	500	—
Proceeds from issuance of subsidiary preferred stock units	—	1,000	247
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	—	49	125
Issuance of term loan and notes, net of issuance costs	3,466	1,189	2,628
Principal repayment on term loan and notes	(19)	(27)	(527)
Principal repayment on Careem Notes	—	—	(891)
Principal repayment on revolving lines of credit	(491)	—	—
Principal payments on capital and finance leases	(89)	(138)	(224)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	1,750	—	—
Repurchase of stock subject to put options related to Yandex	—	(74)	—
Other financing activities	23	40	38
Net cash provided by financing activities	4,640	8,939	1,379
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(119)	(4)	(92)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	2,285	3,824	(4,327)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	5,828	8,209	12,067
Reclassification from (to) assets held for sale during the period	96	34	(349)
End of period, excluding cash classified within assets held for sale	$8,209	$12,067	$7,391

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	124	332	$412
Income taxes, net of refunds	289	133	82
Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	14,224	—
Conversion of convertible notes to common stock upon initial public offering	—	4,229	—
Financed construction projects	177	—	—
Capital and finance lease obligations	165	251	196
Settlement of litigation through issuance of redeemable convertible preferred stock	250	—	—
Common stock issued in connection with acquisitions	93	9	3,898
Ownership interest in MLU B.V. received in connection with the disposition of Uber Russia/CIS operations	1,410	—	—
Grab debt security received in exchange for the sale of Southeast Asia operations	2,275	—	—
Ownership interest in Zomato received in exchange for the divestiture of Uber Eats India operations	—	—	171
Issuance of unsecured convertible notes in connection with Careem acquisition	—	—	1,228
Holdback amount of unsecured convertible notes in connection with Careem acquisition	—	—	423
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Business and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber,” “we,” “our,” or “us”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. Uber is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. Uber develops and operates proprietary technology applications supporting a variety of offerings on its platform (“platform(s)” or “Platform(s)”). Uber connects consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, and connects Riders and other consumers (“Eaters”) with restaurants, grocers and other stores (collectively, “Merchants”) with delivery service providers (“Delivery People”) for meal preparation, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Delivery People are collectively referred to as “Driver(s).” Uber also connects consumers with public transportation networks. Uber uses this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry. Uber is also developing technologies that will provide new solutions to solve everyday problems.
Our technology is used around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe, the Middle East, Africa, and Asia (excluding China and Southeast Asia).
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We consolidate our wholly-owned subsidiaries and majority-owned subsidiaries over which we exercise control, and variable interest entities (“VIE”) where we are deemed to be the primary beneficiary. Refer to Note 16 - Variable Interest Entities ("VIEs") for further information. All intercompany balances and transactions have been eliminated.
Change in Accounting Policy
During the fourth quarter of 2020, we changed our accounting policy related to the presentation of cumulative payments to Drivers in excess of cumulative revenue from Drivers. Our policy for the presentation of these excess cumulative payments has changed from presenting them within cost of revenue, exclusive of depreciation and amortization, to presenting them as a reduction of revenue in our consolidated statements of operations.
As our business has evolved, we believe our new presentation policy is preferable as it better reflects the financial performance of transactions with customers across all of our businesses and provides more clarity about changes in both revenue and cost of revenue, exclusive of depreciation and amortization, resulting in improved financial reporting and alignment with financial information used internally by management.
In accordance with generally accepted accounting principles, all periods presented below have been retrospectively adjusted to reflect the effects of the change to revenue and cost of revenue, exclusive of depreciation and amortization. There was no net impact to loss from operations, net income (loss) attributable to Uber Technologies, Inc., or net income (loss) per share for any periods presented. The consolidated balance sheets, consolidated statements of mezzanine equity and equity (deficit), and the consolidated statements of cash flows are not affected by this change in accounting policy. The effect of the change is as follows:

	Year Ended December 31, 2018			Year Ended December 31, 2019			Year Ended December 31, 2020
	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted	Computed Under Previous Method	Effect of Change	As Reported
Revenue	$11,270	(837)	$10,433	$14,147	(1,147)	$13,000	$12,422	(1,283)	$11,139
Cost of revenue, exclusive of depreciation and amortization	5,623	(837)	4,786	7,208	(1,147)	6,061	6,437	(1,283)	5,154
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, management evaluates estimates, including, but not limited to: the incremental borrowing rate (“IBR”) applied in lease accounting; fair values of investments and other financial instruments (including the measurement of credit or impairment losses); useful lives of amortizable long-lived assets; fair value of acquired intangible assets and related impairment assessments; impairment of goodwill; stock-based compensation; income taxes and non-income tax reserves; certain deferred tax assets and tax liabilities;

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
Concentration of Credit Risk
Cash and cash equivalents, short-term investments, restricted cash and cash equivalents, other receivables, and accounts receivable are potentially subject to credit risk concentration. Cash, cash equivalents, and available-for-sale securities primarily consist of money market funds, cash deposits, U.S. government and agency securities, and investment-grade corporate debt securities. Our investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. Cash deposits typically exceed insured limits and are placed with financial institutions around the world that we believe are of high credit quality. We have not experienced any material losses related to these concentrations during the periods presented. Our other receivables primarily consist of funds withheld by well-established insurance companies with high credit quality that may be used to cover future settlement of reserved insurance claims. We rely on a limited number of third parties to provide payment processing services (“payment service providers”) to collect amounts due from end-users. Payment service providers are financial institutions or credit card companies that we believe are of high credit quality. No customers accounted for 10% or more of revenue for the years ended December 31, 2018, 2019 and 2020.
Certain Significant Risks and Uncertainties
We have incurred significant net losses since inception and had an accumulated deficit of 23.1 billion as of December 31, 2020. Our operations have historically been funded through equity and debt financings. While management currently anticipates that our available cash and cash equivalents, short-term investments, and revolving credit facility will be sufficient to meet our operational cash needs for at least the next twelve months from the date of issuance of these financial statements, additional capital may need to be raised or additional indebtedness incurred to continue to fund the operations and other strategic initiatives. We may not be able to obtain additional financing on favorable terms, if at all, or our ability to incur additional indebtedness may be restricted by the terms of our existing debt instruments.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has rapidly impacted market and economic conditions globally. In an attempt to limit the spread of the virus, various governmental restrictions have been implemented, including business activities and travel restrictions, and “shelter-at-home” orders, that have had an adverse impact on our business and operations by reducing, in particular, the global demand for Mobility offerings. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, it is not possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business operations, results of operations, financial position, liquidity, and cash flows. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak both globally and within the United States, including whether there will be further resurgences of COVID-19 in various regions, the distribution of vaccines in various regions, the impact on capital, foreign currencies exchange and financial markets, governmental or regulatory orders that impact our business and whether the impacts may result in permanent changes to our end-user’ behavior, all of which are highly uncertain and cannot be predicted.
Cash and Cash Equivalents
Cash and cash equivalents as of December 31, 2019 and 2020 consisted of cash held in checking and savings accounts as well as investments in money market funds, commercial paper, U.S. government and agency securities, and corporate bonds. We consider all highly-liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash includes amounts collected on behalf of, but not yet remitted to Drivers and Merchants, which are included in accrued and other current liabilities on the consolidated balance sheets.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents is pledged as security for letters of credit or other collateral amounts established by us for certain insurance policies and also include cash and cash equivalents that are unavailable for immediate use due to legal and/or contractual restrictions. Restricted cash and cash equivalents is classified as current and non-current assets based on the contractual or estimated term of the remaining restriction. The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows (in millions):

	As of December 31,
	2018	2019	2020
Cash and cash equivalents	$6,406	$10,873	$5,647
Restricted cash and cash equivalents - current	67	99	250
Restricted cash and cash equivalents - non-current	1,736	1,095	1,494
Total cash and cash equivalents, and restricted cash and cash equivalents	$8,209	$12,067	$7,391
Collateral Held by Insurer
Collateral held by insurer represents funds held by James River Group companies (“James River”). These funds, previously held in a trust account, were withdrawn by James River during the fourth quarter of 2019 upon notice of cancellation of their insurance policies (primarily auto insurance policies) issued to one of our subsidiaries. The funds continue to serve as collateral for us and our subsidiary’s current and future claim settlement obligations under the indemnification agreements for these insurance policies as included in insurance reserves on the consolidated balance sheets. Accordingly, the amount withdrawn is presented as collateral held by insurer on the consolidated balance sheets as of December 31, 2019 and 2020.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represents uncollected payments from end-users for completed transactions where (i) the payment method is credit card and includes (a) end-user payments not yet settled with payment service providers, and (b) end-user payments settled by payment service providers but not yet remitted to us, or (ii) completed shipments where we invoice Freight Customers (“Shippers”) and payment has not been received. The timing of settlement of amounts due from these parties varies by region and by product. The portion of the receivable to be remitted to Drivers and Merchants is included in accrued and other current liabilities. Refer to Note 10 - Supplemental Financial Statement Information for amounts payable to Drivers and Merchants.
Although we pre-authorize forms of payment to mitigate our exposure, we bear the cost of any accounts receivable losses. We record an allowance for doubtful accounts for accounts receivable that may never settle or be collected, as well as for credit card chargebacks including fraudulent credit card transactions. We consider the allowance for doubtful accounts for fare amounts to be direct and incremental costs to revenue earned and, therefore, the costs are included as cost of revenue in the consolidated statements of operations. We estimate the allowance based on historical experience, estimated future payments and geographical trends, which are reviewed periodically and as needed, and amounts are written off when determined to be uncollectible. Chargebacks and credit card losses were $208 million, $195 million and $178 million for the years ended December 31, 2018, 2019 and 2020, respectively.
Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight‑line method over the estimated useful lives of the assets, which are as follows:

Property and Equipment	Estimated Useful Life
Land	Indefinite
Buildings	30-45 years
Site improvements	5-15 years
Leased vehicles	3-10 years
Computer equipment	3-5 years
Furniture and fixtures	3-5 years
Dockless e-bikes	3 years
Internal-use software	2 years
Leased computer equipment	Shorter of estimated useful life or lease term
Leasehold improvements	Shorter of estimated useful life or lease term
When assets are retired or otherwise disposed of, the cost, accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized. Maintenance and repairs that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred.
We capitalize certain costs, such as compensation costs, including stock-based compensation, and interest incurred on outstanding debt, in developing internal-use software once planning has been completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will function as intended. Amortization of such costs occurs on a straight-line basis over the estimated useful life of the related asset and begins once the asset is ready for its intended use. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. In addition, we capitalize interest incurred on outstanding debt during the period of construction-in-progress of certain assets.

Leased vehicle assets are stated at cost, net of accumulated depreciation. The vast majority of our leased vehicle assets were reclassified to assets held for sale as of December 31, 2018. In January 2019, an agreement was executed with Waydrive Holdings Pte. Ltd. (“Waydrive”) to purchase the Lion City Rentals Pte. Ltd. (“LCR”), a wholly-owned vehicle solutions subsidiary of ours based in Singapore. Refer to Note 19 - Divestitures for further information. When leased vehicles are retired or otherwise disposed of, the cost and accumulated depreciation are removed and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized. Maintenance and repair expenditures are charged to operating expenses as incurred.
Leases
We adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”) on January 1, 2019, using the modified retrospective transition method and used the effective date as the date of initial application. We elected the “package of practical expedients,” which permits us not to reassess under ASC 842 our prior conclusions about lease identification, lease classification and initial direct costs. We made a policy election not to separate non-lease components from lease components, therefore, we account for lease and non-lease components as a single lease component. We also elected the short-term lease recognition exemption for all leases that qualify.
We determine if a contract contains a lease at inception of the arrangement based on whether we have the right to obtain substantially all of the economic benefits from the use of an identified asset and whether we have the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which we do not own. Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our IBR, because the interest rate implicit in most of our leases is not readily determinable. The IBR is a hypothetical rate based on our understanding of what our credit rating would be to borrow and resulting interest the we would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in our lease liability calculation. Variable lease payments may include costs such as common area maintenance, utilities, real estate taxes or other costs. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.
Operating leases are included in operating lease ROU assets, operating lease liabilities, current and operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other long-term liabilities on our consolidated balance sheets. For operating leases, lease expense is recognized on a straight-line basis in operations over the lease term. For finance leases, lease expense is recognized as depreciation and interest; depreciation on a straight-line basis over the lease term and interest using the effective interest method. As of December 31, 2019 and 2020, less than 13% and 12% of our operating lease ROU assets related to leased assets were outside of the U.S., respectively.
Acquisitions
We account for acquisitions of entities or asset groups that qualify as businesses in accordance with ASC 805, “Business Combinations” (“ASC 805”). The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. Refer to Note 18 – Business Combinations for further information.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. We test goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. In testing for goodwill impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, we proceed to the quantitative assessment.
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

Intangible Assets, Net
Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from one to 18 years. We review definite-lived intangible assets for impairment under the long-lived asset model described in the Evaluation of Long-Lived Assets for Impairment section. Refer to Note 7 – Goodwill and Intangible Assets for further information.
Investments
Equity Securities
Accounting for our equity securities varies depending on the marketability of the security and the type of investment. We have elected to measure the majority of our investments in non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election. Equity securities that we elected to apply the fair value option and equity securities with a readily determinable fair value are measured at fair value on a recurring basis with changes in fair value recognized in the consolidated statements of operations. We had no investments in equity securities whose fair value was readily determinable as of December 31, 2019 and 2020. We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. We include investments in equity securities within investments on the consolidated balance sheets.
Debt Securities
Accounting for our debt securities varies depending on the legal form of the security, our intended holding period for the security, and the nature of the transaction. Investments in debt securities are classified as available-for-sale and are initially recorded at fair value. Investments in marketable debt securities include commercial paper, U.S. government and agency securities and corporate bonds. Certain investments in non-marketable equity securities with redemption, interest, or other debt-like features are classified as available-for-sale debt securities. Subsequent changes in fair value of available-for-sale debt securities are recorded in other comprehensive income (loss), net of tax. We record certain of our debt securities at fair value with the changes in fair value recorded in earnings under the fair value option of accounting for financial instruments.
We consider our marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as short-term investments on the consolidated balance sheets. Certain investments in non-marketable debt securities classified as available-for-sale debt securities are included in investments on the consolidated balance sheets.
Allowance for Credit Losses on Available-for-sale Debt Securities
We account for credit losses on available-for-sale debt securities in accordance with ASC 326, Financial Instruments - Credit Losses (“ASC 326”). We adopted ASC 326 on January 1, 2020, on a modified retrospective basis. Under ASC 326, at each reporting period, we evaluate our available-for-sale debt securities at the individual security level to determine whether there is a decline in the fair value below its amortized cost basis (an impairment). In circumstances where we intend to sell, or are more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statements of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, we then evaluate whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying loan obligors, credit ratings actions, as well as other factors. To determine the portion of a decline in fair value that is credit-related, we compare the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income (loss). Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
Equity Method Investments
Investments in common stock or in-substance common stock of entities that provide us with the ability to exercise significant influence, but not a controlling financial interest, over the investee are accounted for under the equity method of accounting, unless the fair value option is elected. At December 31, 2020, our investment in Lime Common Stock was our only equity method investments for which the fair value option was elected. Refer to Note 3 - Investments and Fair Value Measurement for further information regarding our 2020 Lime Investments. Our investments in Lime Common Stock, Lime 1-C Preferred Stock, Lime-1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”) are measured at fair value on a recurring basis with changes in fair value reflected in earnings. Investments accounted for under the equity method are initially recorded at cost. Subsequently, we recognize through the consolidated statements of operations and as an adjustment to the investment balance, our proportionate share of the entities’ net income or loss and to reflect the amortization of basis differences. We record our share of the results of equity method investments one quarter in arrears within earnings in equity interests as loss from equity method investment, net of tax in the consolidated statements of operations. We evaluate each of our equity method investments at the end of each reporting period to determine whether events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. We recognize in the consolidated statements of operations and as an adjustment to the investment balance, any required impairment loss. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. This evaluation consists of several qualitative and quantitative factors including recent financial results and operating trends of the investee; implied values in recent transactions of investee securities; other publicly available information that may affect the value of our investments.
Evaluation of Long-Lived Assets for Impairment
We evaluate our held-and-used long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group (collectively, the “asset group”) may not be recoverable. We measure the recoverability of the asset group by comparing the carrying amount of such asset groups to the future undiscounted cash flows it expects the asset group to generate. If we consider the asset group to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset group exceeds its fair value.
Fair Value Measurements and Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, Fair Value Measurement (“ASC 820”), we use the fair value hierarchy, which prioritizes the inputs used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are set forth below:
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
Our primary financial instruments include cash equivalents, marketable debt securities, restricted cash and cash equivalents, receivables, investments, accounts payable, accrued liabilities, long-term debt, and embedded derivatives and warrants. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their carrying value due to the short-term maturities of these instruments. Refer to Note 3 - Investments and Fair Value Measurement and Note 8 - Long-Term Debt and Revolving Credit Arrangements for further information.
Variable Interest Entities
We evaluate our ownership, contractual and other interests in entities to determine if we have a variable interest in an entity. These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical and prospective information, among other factors. If we determine that an entity for which we hold a contractual or ownership interest in is a VIE and that we are the primary beneficiary, we consolidate such entity in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we determine whether any changes in the interest or relationship with the entity impacts the determination of whether we are still the primary beneficiary. If we are not deemed to be the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP. Refer to Note 16 - Variable Interest Entities ("VIEs") for further information.
Revenue Recognition
We recognize revenue when or as we satisfy our obligations. We derive our revenues principally from Drivers’ and Merchants’ use of our platform, on-demand lead generation, and related services, including facilitating payments from end-users. The service enables Drivers and Merchants to seek, receive and fulfill on-demand requests from end-users seeking Mobility or Delivery services

(collectively the “Uber Service”). Beginning in 2020, in certain markets we also generate revenue from end-users we charge a direct fee for use of the platform and in exchange for Delivery services. Additionally, we derive revenue from customers' use of Freight, and Advanced Technologies Group (“ATG”) and Other Technology Programs.
We periodically reassess our revenue recognition policies as new offerings become material, and business models and other factors evolve.
Mobility and Delivery Agreements
We primarily enter into Master Services Agreements (“MSA”) with Drivers and Merchants to use the platform. The MSA defines the service fee we charge Drivers and Merchants for each transaction. Upon acceptance of a transaction, Drivers and Merchants agree to perform the services as requested by an end-user. The acceptance of a transaction request combined with the MSA establishes enforceable rights and obligations for each transaction. A contract exists between us and the Drivers and Merchants after the Drivers and Merchants accept a transaction request and the Drivers' and Merchants' ability to cancel the transaction lapses.
The Uber Service activities are performed to satisfy our sole performance obligation in the transaction, which is to connect Drivers and Merchants with end-users to facilitate the completion of a successful transaction.
In 2020, we began charging Mobility end-users a fee to use the platform in certain markets. In these transactions, in addition to a performance obligation to Drivers, we also have a performance obligation to end-users, which is to connect end-users to Drivers in the marketplace. We recognize revenue when a trip is complete. We present revenue on a net basis for these transactions, as we do not control the service provided by Drivers to end-users. We recognized total revenue of $323 million associated with these fees charged to end-users for the year ended December 31, 2020.
Additionally, during the first quarter of 2020, we modified our arrangements in certain markets and as a result, concluded we are responsible for delivery services to end-users in those markets. We have determined that in these transactions, Merchants and end-users are our customers and revenue from these contracts shall be recognized separately for each under ASC 606. We recognize delivery service revenue associated with our performance obligation over the contract term, which represents its performance over the period of time the delivery is occurring. We recognized revenue of $91 million and cost of revenue, exclusive of depreciation and amortization of $439 million for the year ended December 31, 2020 associated with these delivery transactions.
In all markets aside from the above two scenarios, end-users access the platform for free and we have no performance obligation to end-users. As a result, this class of end-users are not our customers.
Principal vs. Agent Considerations
Judgment is required in determining whether we are the principal or agent in transactions with Drivers, Merchants and end-users. We evaluate the presentation of revenue on a gross or net basis based on whether we control the service provided to the end-user and are the principal (i.e. “gross”), or we arrange for other parties to provide the service to the end-user and are an agent (i.e. “net”). This determination also impacts the presentation of incentives provided to Drivers and Merchants and discounts and promotions offered to end-users to the extent they are not customers.
For the majority of Mobility and Delivery transactions, our role is to provide the Uber Service to Drivers and Merchants to facilitate a successful trip or Delivery service to end-users. We concluded we do not control the good or service provided by Drivers and Merchants to end-users as (i) we do not pre-purchase or otherwise obtain control of the Drivers' and Merchants' goods or services prior to its transfer to the end-user; (ii) we do not direct Drivers and Merchants to perform the service on our behalf, and (iii) we do not integrate services provided by Drivers and Merchants with our other services and then provide them to end-users. As part of our evaluation of control, we review other specific indicators to assist in the principal versus agent conclusions. We are not primarily responsible for Mobility and Delivery services provided to end-users, nor do we have inventory risk related to these services. While we facilitate setting the price for Mobility and Delivery services, the Drivers and Merchants and end-users have the ultimate discretion in accepting the transaction price and this indicator alone does not result in us controlling the services provided to end-users.
In the vast majority of transactions with end-users, we act as an agent of the Driver or Merchant by connecting end-users seeking Mobility and Delivery services with Drivers and Merchants looking to provide these services. Drivers and Merchants are our customers and pay us a service fee for each successfully completed transaction with end-users. Accordingly, we recognize revenue on a net basis, representing the fee we expect to receive in exchange for us providing the service to Drivers and Merchants. In certain markets, we promise Delivery services to end-users for a fee and separately subcontract with Delivery People to provide delivery services. In these markets, we are the principal for the Delivery services and present Delivery revenue on a gross basis because we are primarily responsible for the services.
Mobility
We derive our Mobility revenue primarily from service fees paid by Drivers for use of the platform and related service to connect with Riders and successfully complete a trip via the Platform. We recognize revenue when a trip is complete.
Depending on the market where the trip is completed, the service fee is either a fixed percentage of the end-user fare or the difference between the amount paid by an end-user and the amount earned by Drivers. In markets where we earn the difference between the amount paid by an end-user and the amount earned by Drivers, end-users are quoted a fixed upfront price for ridesharing services while we pay Drivers based on actual time and distance for the ridesharing services provided. Therefore, we can earn a variable amount and may realize a loss on the transaction. We typically receive the service fee within a short period of time following the completion of a trip.
In addition, end-users in certain markets have the option to pay cash for trips. On such trips, cash is paid by end-users to Drivers. We generally collect our service fee from Drivers for these trips by offsetting against any other amounts due to Drivers, including Drivers incentives, or via online payment methods. As we currently have limited means to collect our service fee for cash trips and cannot control whether Drivers will generate future amounts owed to them for offset, we concluded collectability of such amounts is not probable until collected. As such, uncollected service fees for cash trips are not recognized in the consolidated financial statements until collected from Drivers.
Mobility revenue also includes Other revenue primarily from financial partnerships, service fees charged to our Uber for Business (“U4B”) and Vehicle Solutions. Vehicle Solutions revenue is accounted for as an operating lease as defined under ASC 842 and we recognize revenue from these arrangements as lease payments are collected. Revenue attributable to this category was not material in all periods presented.
Delivery
We derive our Delivery revenue primarily from service fees paid by Delivery People and Merchants for use of the platform and related service to successfully complete a meal delivery service on the platform. We recognize revenue when a Delivery transaction is complete.
In the majority of transactions, the service fee paid by Merchants is a fixed percentage of the meal price. The service fee paid by Delivery People is the difference between the delivery fee amount paid by the end-user and the amount earned by the Delivery People. End-users are quoted a fixed price for the meal delivery while we pay Delivery People based on time and distance for the delivery. Therefore, we earn a variable amount on a transaction and may realize a loss on the transaction. We typically receive the service fee within a short period of time following the completion of a delivery.
Freight
We derive our Freight revenue from freight transportation services provided to Shippers. Revenue for Freight represents the gross amount of fees charged to Shippers for these services. Costs incurred with carriers for Freight transportation are recorded in cost of revenue.
Shippers contract with us to utilize our network of independent freight carriers to transport freight. We enter into contracts with Shippers that define the price for each shipment and payment terms. Our acceptance of the shipment request establishes enforceable rights and obligations for each contract. By accepting the Shipper's order, we have responsibility for transportation of the shipment from origin to destination. We enter into separate contracts with independent freight carriers and are responsible for prompt payment of freight charges to the carrier regardless of payment by the Shipper. Our sole performance obligation is the transport of Shipper freight using our network of independent freight carriers. We invoice the Shipper upon satisfaction of the performance obligation.
Judgment is required in determining whether we are the principal or agent in transactions with Shippers. For each contract entered into with a Shipper, we are responsible for identifying and directing independent freight carriers to transport the Shipper's goods. We therefore control the service before it is transferred to the Shipper. We are primarily responsible for fulfilling the contract with the Shipper, including having discretion in selecting a qualified independent freight carrier that meets the Shipper's specifications. We also have pricing discretion and negotiate separately the price(s) charged to Shippers and amounts paid to carriers. Accordingly, we are the principal in these transactions.
In consideration for our Freight services, Shippers pay us a fixed amount for each completed shipment. When the Shipper's freight reaches its intended destination, our performance obligation is complete. We recognize revenue associated with our performance obligation over the contract term, which represents its performance over the period of time a shipment is in transit. While the transit period of our contracts can vary based on origin and destination, contracts still in transit at period end are not material. Payment for our services is generally due within 30 to 45 days upon receipt of invoice.
All Other Revenue
E-Bikes and Scooters
Prior to the second quarter of 2020, All Other revenue (formerly our Other Bets segment) consisted primarily of revenue from New Mobility products, which were derived from operating leases as defined within ASC 842. New Mobility refers to offerings and products that provided users access to rides through a variety of modes, including dockless e-bikes and e-scooters (“New Mobility”). Users contracted with us via a rental agreement at the inception of each trip. We were responsible for providing access to the e-bikes and scooters over the user’s desired period of use. We recorded lease payments received upon completion of each trip. After the JUMP Divestiture during the second quarter of 2020, revenue from New Mobility products, including dockless e-bikes, was no longer material. Refer to Note 19 - Divestitures for further information on the JUMP Divestiture.

ATG and Other Technology Programs Collaboration Revenue
In 2019, we entered into a three-year joint collaboration agreement with certain third parties to develop next–generation self-driving technology. Under this collaboration agreement, we receive cash consideration over the three-year term. We have applied ASC 808, Collaborative Arrangements for recognition and presentation of the consideration received as collaboration revenue. Refer to Note 19 - Divestitures for further information.
Incentives to Customers
Incentives provided to customers are recorded as a reduction of revenue if we do not receive a distinct good or service or cannot reasonably estimate the fair value of the good or service received. Incentives to customers that are not provided in exchange for a distinct good or service are evaluated as variable consideration, in the most likely amount to be earned by the customer at the time or as they are earned by customers, depending on the type of incentive. Since incentives are earned over a short period of time, there is limited uncertainty when estimating variable consideration.
Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. We expense such referral payments as incurred in sales and marketing expenses in the consolidated statements of operations. We apply the practical expedient under ASC 340-40-25-4 and expense costs to acquire new customer contracts as incurred because the amortization period would be one year or less. The amount recorded as an expense is the lesser of the amount of the incentive paid or the established fair value of the service received. Fair value of the service is established using amounts paid to vendors for similar services. The amounts paid to customers presented as sales and marketing expenses for the years ended December 31, 2018 and 2019 were $136 million and $103 million, respectively. Amounts in 2020 were immaterial.
In some transactions, incentives and payments made to customers may exceed the revenue earned in the transaction. In these transactions, the resulting shortfall amount is recorded as a reduction of revenue.
End-User Discounts and Promotions
We offer discounts and promotions to end-users (that are not our customers) to encourage use of our platform. These are offered in various forms of discounts and promotions and include:
Targeted end-user discounts and promotions: These discounts and promotions are offered to a limited number of end-users in a market to acquire, re-engage, or generally increase end-users use of the Platform, and are akin to a coupon. An example is an offer providing a discount on a limited number of rides or meal deliveries during a limited time period. We record the cost of these discounts and promotions to end-users who are not our customers as sales and marketing expenses at the time they are redeemed by the end-user.
End-user referrals: These referrals are earned when an existing end-user (the referring end-user) refers a new end-user (the referred end-user) to the platform and the new end-user who is not our customer takes their first ride on the platform. These referrals are typically paid in the form of a credit given to the referring end-user. These referrals are offered to attract new end-users to the Platform. We record the liability for these referrals and corresponding expenses as sales and marketing expenses at the time the referral is earned by the referring end-user.
Market-wide promotions: These promotions are pricing actions in the form of discounts that reduce the end-user fare charged by Drivers and Merchants to end-users who are not our customers for all or substantially all Mobility or meal deliveries in a specific market. This also includes any discounts offered under our subscription offerings and certain discounts within the Uber Rewards programs, which enable End-users to receive a fixed fare or a discount on all eligible rides. Accordingly, we record the cost of these promotions as a reduction of revenue at the time the transaction is completed.
Refunds
We record refunds to end-users that we recover from Drivers and Merchants as a reduction of revenue. Refunds to end-users due to end-user dissatisfaction with the Platform are recorded as marketing expenses and reduce the accounts receivable amount associated with the corresponding transaction.
Other
We have elected to exclude from revenue, taxes assessed by a governmental authority that are both imposed on and are concurrent with specific revenue producing transactions, and collected from Drivers and Merchants and remitted to governmental authorities. Accordingly, such amounts are not included as a component of revenue or cost of revenue.
Practical Expedients
We have utilized the practical expedient available under ASC 606-10-50-14 and do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. We have no significant financing components in our contracts with customers.

Stock-Based Compensation
We account for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of GAAP, which requires compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. We account for forfeitures when they occur. The fair value of stock-based awards, granted or modified, is determined on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques.
Service-Based Awards
We record stock-based compensation expense for service-based stock options and restricted stock units (“RSU(s)”) on a straight-line basis over the requisite service period, which is generally four years.
For stock options with service-based vesting conditions only and stock purchase rights provided under our employee stock purchase plan, the valuation model, typically the Black-Scholes option-pricing model, incorporates various assumptions including expected stock price volatility, expected term and risk-free interest rates. We estimate the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of our own shares or comparable publicly traded companies in our industry group. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term. We estimate the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. We estimate the expected term for non-employees based on the contractual term. The expected risk-free interest rate is based on the United States ("U.S.") Treasury yield curve in effect at the time of grant. The expected dividend yield is 0.0% as we have not paid and do not anticipate paying dividends on our common stock.
Performance-Based Awards
We have granted restricted common stock awards (“RSA(s)”), RSUs, stock appreciation rights (“SAR(s)”), stock options, and warrants that vest upon the satisfaction of both service-based and performance-based conditions. The service-based condition for these awards generally is satisfied over four years. The performance-based conditions generally are satisfied upon achieving specified performance targets, such as our financial or operating metrics, and/or the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain specific liquidation or change in control transactions, or (ii) an initial public offering (“IPO”). We record stock-based compensation expense for performance-based equity awards such as RSAs, RSUs, SARs, and stock options on an accelerated attribution method over the requisite service period, which is generally four years, and only if performance-based conditions are considered probable to be satisfied.
Prior to our IPO in May 2019, we had not recognized stock-based compensation expense for awards with performance-based conditions which include a qualifying event because the qualifying event described above had not yet occurred and was not considered probable. Upon the IPO, we recorded a cumulative one-time stock-based compensation expense of $3.6 billion, determined using the grant-date fair values. Stock-based compensation related to remaining service-based awards after the IPO is recorded over the remaining requisite service period. Refer to Note 11 - Stockholders' Equity for further information on our IPO.
For performance-based awards and RSUs, we determine the grant-date fair value to be the fair value of our common stock on the grant date.
For performance-based SARs, stock options, and warrants, we determine the grant-date fair value utilizing the valuation model as described above for service-based awards.
Market-Based Awards
We have granted RSUs and stock options that vest only upon the satisfaction of all the following conditions: service-based service conditions, performance-based conditions, and market-based conditions. The service-based condition for these awards generally is satisfied over four years. The performance-based conditions generally are satisfied upon achieving specified performance targets, such as the occurrence of a qualifying event, as described above for performance-based awards. The market-based conditions are satisfied upon our achievement of specified fully-diluted equity values, as determined based on our stock price.
For market-based awards, we determine the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected capital raise percentage. We estimate the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies in its industry group. We estimate the expected term based on various exercise scenarios. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Prior to our IPO in May 2019, we estimated the expected date of a qualifying event based on third-party valuations of our common stock and estimated the expected capital raise percentage based on management's expectations at the time of measurement of the award's value.
We record stock-based compensation expense for market-based equity awards such as RSUs and stock options on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable to be satisfied.

We determine the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit service-based period, using the longer of the two service periods as the requisite service period.
Employee Stock Purchase Plan (“ESPP”)
We recognize stock-based expenses related to shares issued pursuant to our 2019 ESPP on a straight-line basis over the offering period. The ESPP provides for twelve-month offering periods, and each offering period includes two purchase periods of approximately six months. The ESPP allows eligible employees to purchase shares of our common stock at a 15 percent discount on the lower price of either (i) the offering period begin date or (ii) the purchase date. We estimate the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. In 2019, we determine volatility over an expected term of six months based on our historical volatility and twelve months based on the average of our historical volatility and our peer group. In 2020, we determine volatility over an expected term of six months and twelve months based on our historical volatility. We estimate the expected term based on the contractual term.
Common Stock Fair Value
Subsequent to our IPO in May 2019, the fair value of common stock was determined on the grant date using the closing price of our common stock.
Prior to our IPO, the absence of an active market for our common stock required the Board of Directors, the members of which we believe have extensive business, finance and venture capital experience, to determine the fair value of our common stock for purposes of granting stock-based awards and for calculating stock-based compensation expense. We obtained contemporaneous third-party valuations to assist the Board of Directors in determining fair value. These contemporaneous third-party valuations used the methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered.
We account for uncertainty in tax positions recognized in the consolidated financial statements by recognizing a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed. We elected the tax law ordering approach in assessing the realizability of net operating losses expected to offset future Global Intangible Low-taxed Income (“GILTI”).
The establishment of deferred tax assets from intra-entity transfers of intangible assets requires management to make significant estimates and assumptions to determine the fair value of such intangible assets. Significant estimates in valuing intangible assets may include, but are not necessarily limited to, internal revenue and expense forecasts, the estimated life of the intangible assets, comparable transaction values, and / or discount rates. The discount rates used to discount expected future cash flows to present value are derived from a weighted-average cost of capital analysis and are adjusted to reflect the inherent risks related to the cash flow. Although we believe the assumptions and estimates utilized are reasonable and appropriate, they are based, in part, on historical experience, internal and external comparable data and are inherently uncertain. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.
We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for (benefit from) income taxes in the consolidated statements of operations.
Expenses
Set forth below is a brief description of the components of our expenses:
•Cost of revenue, exclusive of depreciation and amortization, primarily consists of certain insurance costs related to our Mobility and Delivery offerings, credit card processing fees, bank fees, data center and networking expenses, mobile device and service costs, costs incurred for certain Delivery transactions where we are primarily responsible for delivery services and pay Delivery People for services provided, costs incurred with carriers for Uber Freight transportation services, amounts related to fare chargebacks and other credit card losses.
•Operations and support expenses primarily consist of compensation costs, including stock-based compensation, for employees that support operations in cities, including the general managers, Driver operations, platform user support representatives and community managers. Also included is the cost of customer support, Driver background checks and the allocation of certain corporate costs.
•Sales and marketing expenses primarily consist of compensation costs, including stock-based compensation to sales and marketing employees, advertising costs, product marketing costs and discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers, and the allocation of certain corporate costs. We expense advertising and other promotional expenditures as incurred. Advertising expenses totaled $1.3 billion, $1.3 billion and $992 million for the years ended December 31, 2018, 2019 and 2020, respectively. Discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers totaled $1.4 billion, $2.5 billion, and $2.0 billion for the years ended December 31, 2018, 2019 and 2020, respectively.
•Research and development expenses primarily consist of compensation costs, including stock-based compensation, for employees in engineering, design and product development. Expenses includes ATG and Other Technology Programs development expenses, as well as expenses associated with ongoing improvements to, and maintenance of, existing products and services, and allocation of certain corporate costs.
•General and administrative expenses primarily consist of compensation costs, including stock-based compensation, for executive management and administrative employees, including finance and accounting, human resources, policy and communications, legal, and certain impairment charges, as well as allocation of certain corporate costs, occupancy, and general corporate insurance costs. General and administrative expenses also include certain legal settlements.
•Depreciation and amortization expenses primarily consist of depreciation on buildings, site improvements, computer and network equipment, software, leasehold improvements, leased vehicles, furniture and fixtures, and amortization of intangible assets.
Restructuring and Related Charges
Costs associated with management-approved restructuring activities, including reductions in headcount, exiting a market or consolidation of facilities are recognized when they are incurred and may include employee termination benefits, impairment of long-lived assets (including impairment of operating lease right-of-use assets), contract termination costs and accelerated lease cost for right-of-use assets that ceased to be used. We record a liability for employee termination benefits either when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated or when management has communicated the termination plan to employees and all of the following conditions have been met: management, having the authority to approve the action, commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications and their locations, and the expected completion date; the plan establishes the terms of the benefit arrangement in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We accrue for costs to terminate contracts other than a lease when we terminate the contract in accordance with the contract terms. Costs that will continue to be incurred for the remaining term of a contract that is not a lease, and provide no economic benefits to us are recognized at the cease-use date. Costs associated with lease contracts are accounted for under the leasing accounting guidance or under the long-lived assets accounting guidance.
Restructuring and related charges are recognized as an operating expense within the consolidated statements of operations and are classified based on our classification policy for each category of operating expense. Personnel costs are classified based on each employee’s classification, lease costs (including impairments of right-of-use assets) are classified in the same expense line item where each lease’s rent expense was recognized and impairment of other long-lived assets are recorded within general and administrative expenses.
Foreign Currency
The functional currency of our foreign subsidiaries is the local currency or U.S. dollar depending on the nature of the subsidiaries’ activities. Monetary assets and liabilities, and transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate in effect at the end of the period and are recorded in the current period consolidated statement of operations. Gains and losses resulting from remeasurement are recorded in foreign exchange gains (losses), net within other income (expense), net in the consolidated statement of operations. Subsidiary assets and liabilities with non-U.S. dollar functional currencies are translated at the month-end rate, retained earnings and other equity items are translated at historical rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative translation adjustments are recorded within accumulated other comprehensive income (loss), a separate component of total equity (deficit).

Net Income (Loss) Per Share Attributable to Common Stockholders
We compute net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Our restricted common stock, and common stock issued upon early exercise of stock options are participating securities. We consider restricted common stock and any shares issued upon early exercise of stock options, subject to repurchase, to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a cash dividend is declared on common stock.
Prior to conversion to common stock upon our IPO, the holders of the redeemable convertible preferred stock would have been entitled to dividends in preference to common shareholders, at specified rates, if declared. Then any remaining earnings would be distributed to the holders of common stock, restricted common stock, common stock issued upon early exercise of stock options, and the holders of the redeemable convertible preferred stock on a pro-rata basis assuming conversion of all redeemable convertible preferred stock into common stock. These participating securities did not contractually require the holders of such shares to participate in our losses.
Insurance Reserves
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary, to provide for the potential liabilities for certain risks, including auto liability, uninsured and underinsured motorist, auto physical damage, general liability, and workers’ compensation. The insurance reserves is the liability for unpaid losses and loss adjustment expenses, which represents the estimate of the ultimate unpaid obligation for risks retained by us and includes an amount for case reserves related to reported claims and an amount for losses incurred but not reported as of the balance sheet date. The estimate of the ultimate unpaid obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, we use assumptions based on actuarial judgment related to claim and loss development patterns and expected loss costs, which consider frequency trends, severity trends, and relevant industry data. These reserves are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments, if any, relating to accidents that occurred in prior years are reflected in the current year results of operations. Reserve amounts estimated to be settled within one year are recorded in short-term insurance reserves, with longer term settlements recorded in long-term insurance reserves on the consolidated balance sheets.
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
Loss Contingencies
We are involved in legal proceedings, claims, and regulatory, indirect tax examinations or government inquiries and investigations that may arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the consolidated financial statements.
We review the developments in contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to provisions and changes to disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss.
The outcome of litigation, indirect tax examinations and investigations are inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations, financial condition, or cash flows, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
We recognize estimated losses from contingencies that relate to proceedings in which Drivers are the plaintiffs, or proceedings and regulatory penalties against Drivers for which we elect to either pay on behalf of or reimburse Drivers, as a reduction of revenue in the consolidated statements of operations. All other estimated losses from contingencies are recognized in general and administrative expenses.
Legal fees and other costs associated with such actions are expensed as incurred.

Pending Transaction
Joint Venture Agreement with SK Telecom
In October 2020, we entered into a joint venture agreement with SK Telecom Co., LTD. (“SK Telecom”). Pursuant to this agreement, we and T map Mobility Co., Ltd. (“Mobility Company”), a spin-off of SK Telecom’s mobility business, will form a joint venture (the “JV Business”) in South Korea, focused on the business of e-hailing of passenger transportation (including taxis and limousines). Uber has agreed to invest an aggregate of approximately $100 million in the JV Business. At the date of the close of the transaction, we will own a majority stake in the JV Business. Subject to certain conditions, we and Mobility Company will have certain fair value put and call rights with respect to the non-controlling interest in the JV Business held by the Mobility Company. The transaction is subject to customary closing conditions and is expected to close in the first half of 2021.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” to require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASC 326 was subsequently amended by ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” We adopted the standard and related amendments effective January 1, 2020 on a modified retrospective basis. The adoption of the new standard did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements in ASC 820, “Fair Value Measurement” (“ASC 820”). We adopted the new standard effective January 1, 2020 on a prospective basis. The adoption of the new standard did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. We adopted the new standard effective January 1, 2020 on a prospective basis. The adoption of the new standard did not have a material impact on our consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities,” which amends the guidance for determining whether a decision-making fee is a variable interest and requires organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. We adopted the new standard effective January 1, 2020 on a retrospective basis. The adoption of the new standard did not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes,” which removes certain exceptions for performing intraperiod allocation, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance reduces complexity in certain areas, including franchise taxes that are partially based on income and accounting for tax law changes in interim periods. We early adopted the new standard effective January 1, 2020 on a prospective basis. The adoption of the new standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In January 2020, the FASB issued ASU 2020-01, “Investments-Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815,” which clarifies the interaction of the accounting for equity investments under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
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
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and requires the if-converted method for calculation of diluted earnings per share for all convertible instruments. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We have elected to early adopt the standard as of January 1, 2021 on a modified retrospective basis and the resulting impact will be to reclassify the equity component of our 2025 Convertible Notes from additional paid-in capital to long-term debt on our consolidated balance sheet and the reduction of interest expense on our 2025 Convertible Notes to its 0 percent coupon rate.
Note 2 - Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue is presented in the following tables for the years ended December 31, 2018, 2019 and 2020, respectively (in millions):

	Year Ended December 31,
	2018 (1)	2019 (1)	2020
Mobility revenue (2)	9,288	10,707	6,089
Delivery revenue	772	1,401	3,904
Freight revenue	356	731	1,011
ATG and Other Technology Programs collaboration revenue (3)	—	42	100
All Other revenue	17	119	35
Total revenue	$10,433	$13,000	$11,139
(1) Our previously reported revenue in 2018 and 2019 has been retrospectively adjusted to reflect the implementation of the new accounting policy. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for further information on the change in accounting policy.
(2) Mobility revenue includes revenue recognized as an operating lease as defined under ASC 840 for 2018 and ASC 842 for 2019 and 2020. Total revenue recognized under ASC 840 and ASC 842 for the years ended December 31, 2018, 2019 and 2020 was $151 million, $88 million, and $21 million, respectively.
(3) Refer to Note 17 - Non-Controlling Interests for further information on collaboration revenue.

	Year Ended December 31,
	2018 (1)	2019 (1)	2020
United States and Canada	$6,226	$8,465	$6,611
Latin America ("LatAm")	1,963	1,862	1,295
Europe, Middle East and Africa ("EMEA")	1,495	1,852	2,086
Asia Pacific ("APAC")	749	821	1,147
Total revenue	$10,433	$13,000	$11,139
(1) Our previously reported revenue in 2018 and 2019 has been retrospectively adjusted to reflect the implementation of the new accounting policy. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for further information on the change in accounting policy.
Revenue from Contracts with Customers
Mobility Revenue
We derive revenue primarily from fees paid by Mobility Drivers for the use of our platform(s) and related service to facilitate and complete Mobility services and, in certain markets, revenue from fees paid by end-users for connection services obtained via the platform. Mobility revenue also includes immaterial revenue streams such as our U4B, financial partnerships products and Vehicle Solutions. Vehicle Solutions revenue is accounted for as an operating lease as defined under ASC 842.
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
All Other Revenue
Prior to the second quarter of 2020, All Other revenue (formerly our Other Bets segment) consisted primarily of revenue from New Mobility products, including dockless e-bikes, and Platform Incubator group offerings, which are responsible for innovating new services and use cases on our platform to drive long-term growth and cross-platform customer engagement, and other immaterial revenue streams. New Mobility revenue is accounted for as an operating lease as defined under ASC 842. After the JUMP Divestiture during the second quarter of 2020, revenue from New Mobility products, including dockless e-bikes, was no longer material. Refer to Note 19 - Divestitures for further information regarding the JUMP Divestiture.
Remaining Performance Obligations
During the second quarter of 2020, we modified a revenue contract originally entered into in 2018. As a result of the modification, the consideration allocated to unfulfilled performance obligations is no longer material. Refer to Note 19 - Divestitures for further information regarding the JUMP Divestiture.
Contract Balances
Our contract assets for performance obligations satisfied prior to payment or contract liabilities for consideration collected prior to satisfying the performance obligations are not material in 2019 or 2020.
Note 3 - Investments and Fair Value Measurement
Investments
Our investments on the consolidated balance sheets consisted of the following as of December 31, 2019 and 2020 (in millions):

	As of December 31,
	2019	2020
Classified as short-term investments:
Marketable debt securities (1):
Commercial paper	$148	$457
U.S. government and agency securities	93	429
Corporate bonds	199	294
Short-term investments	$440	$1,180

Classified as investments:
Non-marketable equity securities:
Didi (2)	$7,953	$6,299
Other (3)	204	329
Non-marketable debt securities:
Grab (4)	2,336	2,341
Other (3)	34	—
Note receivable from a related party (3), (5)	—	83
Investments	$10,527	$9,052
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
(5) Consists of the Lime Convertible Note. Neutron Holdings, Inc. (“Lime”) is considered a related party as a result of our investment in Lime Common Stock. For further information, see the section titled “2020 Lime Investments” below and Note 19 - Divestitures.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2019				As of December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$5,104	$—	$—	$5,104	$2,386	$—	$—	$2,386
Commercial paper	—	233	—	233	—	611	—	611
U.S. government and agency securities	—	153	—	153	—	542	—	542
Corporate bonds	—	199	—	199	—	323	—	323
Non-marketable debt securities	—	—	2,370	2,370	—	—	2,341	2,341
Non-marketable equity securities	—	—	98	98	—	—	52	52
Note receivable from a related party	—	—	—	—	—	—	83	83
Total financial assets	$5,104	$585	$2,468	$8,157	$2,386	$1,476	$2,476	$6,338
We did not make any transfers between the levels of the fair value hierarchy during the years ended December 31, 2019 and 2020.
The following table summarizes the amortized cost and fair value of our debt securities with a stated contractual maturity or redemption date (in millions):

	As of December 31, 2020
	Amortized Cost	Fair Value
Within one year	$1,442	$1,443
One year through five years	2,314	2,374
Total	$3,756	$3,817
The following table summarizes the amortized cost, unrealized gains and losses, fair value and, beginning in 2020, allowance for credit loss, of our debt securities at fair value on a recurring basis(in millions):

	As of December 31, 2019				As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	233	—	—	233	611	—	—	—	611
U.S. government and agency securities	153	—	—	153	542	—	—	—	542
Corporate bonds	199	—	—	199	322	1	—	—	323
Non-marketable debt securities	2,309	61	—	2,370	2,281	60	—	—	2,341
Total	$2,894	$61	$—	$2,955	$3,756	$61	$—	$—	$3,817
The following table presents information about the allowance for credit losses on debt securities (in millions):

Non-marketable Debt Securities
Balance as of January 1, 2020	$—
Impact due to adoption of ASU 2016-13	—
Credit losses on securities for which credit losses were not previously recorded	(173)
Decrease to allowance for credit loss previously recorded	173
Balance as of December 31, 2020	$—
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

Our Level 3 non-marketable debt securities as of December 31, 2019 and 2020 primarily consist of redeemable preferred stock investments in privately held companies without readily determinable fair values.
Depending on the investee’s financing activity in a reporting period, management’s estimate of fair value may be primarily derived from the investee’s financing transactions, such as the issuance of preferred stock to new investors. The price in these transactions generally provides the best indication of the enterprise value of the investee. Additionally, based on the timing, volume, and other characteristics of the transaction, we may supplement this information by using other valuation techniques, including the guideline public company approach. The guideline public company approach relies on publicly available market data of comparable companies and uses comparative valuation multiples of the investee’s revenue (actual and forecasted), and therefore, unobservable input used in this valuation technique primarily consists of short-term revenue projections.
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
Grab Investment
The following table summarizes information about the significant unobservable inputs used in the fair value measurement for our Grab investment as of December 31, 2019 and 2020:

Fair value method	Relative weighting	Key unobservable input
Financing transactions	100%	Transaction price per share	$6.16
		Volatility	53% - 54%
		Estimated time to liquidity	1.75 - 2.5 years
During the first quarter of 2020, we determined the fair value of our available-for-sale debt securities in Grab had declined below their amortized cost based on an analysis of the observed valuation declines of Grab’s publicly-traded competitive peer group and representative stock market indices. These observed inputs were considered indicative of changes in the fair value of the Grab securities. Using the analysis, we computed a downward market adjustment of 10% that was applied to the valuation derived from Grab’s latest financing transaction which occurred earlier in the first quarter of 2020 and prior to the announcement of COVID-19 as a global pandemic, impacting global demand for Mobility services. As a result, the carrying value of the investment in Grab was reduced by $230 million; $57 million reduced the previously recognized unrealized gain in other comprehensive income (loss), net of tax, and the remaining $173 million, representing the difference between the fair value and amortized cost of the securities, was recognized as an allowance for credit loss in the consolidated balance sheet and a corresponding credit-related impairment charge recorded to other income (expense), net in the consolidated statement of operations. Due to the significant uncertainty about Grab’s ability to repay the redemption amount of the securities on the redemption date, the amount expected to be collected was considered to be less than the fair value of the securities. Therefore, during the first quarter of 2020, the entire decline in fair value below amortized cost was considered to reflect a credit-related impairment charge.
The fair value of our Grab investment recovered during the third quarter of 2020 as determined by referencing an equity financing transaction closed by the investee during that quarter. As a result, we recognized a reversal of the previously recorded allowance for credit loss in the consolidated balance sheet and a corresponding reversal of the credit-related impairment charge to other income (expense), net in the consolidated statement of operations. The fair value of our investment has not materially changed as of December 31, 2020.
2020 Lime Investments
Our ownership in Lime is comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”). The 2020 Lime Investments were received as part of the transaction by which we divested of our JUMP business. Refer to Note 19 - Divestitures for further information regarding the JUMP Divestiture and the 2020 Lime Investments. Our investment in Lime Common Stock and representation on Lime’s board of directors gives us the ability to exercise significant influence over Lime. We elected to apply the fair value option to our Lime Common Stock investment and therefore we are applying fair value accounting to all of the 2020 Lime Investments which provides for consistency of accounting treatment. The 2020 Lime Investments are measured at fair value on a recurring basis with changes in fair value reflected in earnings. The fair value of the 2020 Lime Investments as of December 31, 2020 of $134 million was determined by referencing a transaction in a convertible note that is junior to the Lime Convertible Note and used as an input to an OPM. Other key inputs to the OPM were discount rates of 22% and 28%, volatility of 67% and time to liquidity of 2.0 years.
Financial Assets Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets measured and recorded at fair value on a recurring basis as of as of December 31, 2019 and 2020, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Debt Securities	Non-marketable Equity Securities	Note Receivables
Balance as of December 31, 2018	$2,370	$—	$—
Total net gains (losses)
Included in earnings	(8)	11	—
Included in other comprehensive income (loss)	4	—	—
Purchases	4	56	—
Transfers	—	31	—
Balance as of December 31, 2019	$2,370	$98	$—
Total net gains (losses)
Included in earnings	(28)	(89)	(8)
Included in other comprehensive income (loss)	2	—	—
Purchases	3	65	91
Sales	(6)	(22)	—
Balance as of December 31, 2020	$2,341	$52	$83
Assets Measured at Fair Value on a Non-Recurring Basis
Non-Financial Assets
Our non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to our investments in Didi. The carrying value of our non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the consolidated statements of operations. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because we estimate the fair value of these securities based on valuation methods, including the common stock equivalent (“CSE”) and OPM methods, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities we hold.
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the years ended December 31, 2018, 2019 and 2020 based on the observable price in an orderly transaction for the same or similar security of the same issuers (in millions):

	Year Ended December 31,
	2018	2019	2020
Upward adjustments	$1,984	$—	$—
Downward adjustments (including impairment)	—	—	(1,690)
Total unrealized gain (loss) for non-marketable equity securities	$1,984	$—	$(1,690)
We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. This evaluation consists of several factors including, but not limited to, an assessment of a significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which our investees operate, and other publicly available information that affect the value of our non-marketable equity securities. As a result of the deterioration in economic and market conditions arising from COVID-19, we determined an impairment indicator existed as of March 31, 2020 and the fair value of certain investments, primarily our investment in Didi, was less than their carrying value.

To determine the fair value of our investment in Didi as of March 31, 2020, we utilized a hybrid approach, incorporating a CSE method along with an OPM, weighted at 80% and 20%, respectively. The CSE method assumes an if-converted scenario, where the OPM approach allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences. We computed a range of market adjustments based on observed market valuation declines of Didi’s representative stock market indices and publicly-traded competitive peer group since the latest transaction in similar securities occurred in the prior year and prior to the announcement of COVID-19 as a global pandemic, impacting global demand for ridesharing services. These inputs are considered indicative of changes in the fair value of Didi equity. Market adjustments within the range were applied to the Didi equity valuation derived from the latest financing transaction in similar securities which were then used in the CSE and OPM approaches to obtain the fair value of the Didi securities owned by us. A lower adjustment within the range was applied to the enterprise value used in the CSE allocation compared to a higher downward adjustment for purposes of allocating value in the OPM approach. The value adjustment differential was attributable to several factors including possible exit scenarios, as an IPO event would result in higher valuation (due to access to public markets and reduction in cost of capital), reduces valuation uncertainty, and generally assumes market and macro-economic conditions that are comparatively more favorable than an otherwise prolonged stay-private scenario. As a result of the valuation performed, we recorded an impairment charge of $1.7 billion in other income (expense), net in our consolidated statement of operations during the first quarter of 2020. There was no remeasurement event for our investment in Didi that occurred during the remainder of 2020.
The following table summarizes information about the significant unobservable inputs used in the valuation for our investment in Didi as of March 31, 2020:

Fair value method	Key unobservable input
CSE	Market adjustment	(20)%

OPM	Volatility	39%
	Estimated time to liquidity	2.0 years
	Market adjustment	(40)%
We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the years ended December 31, 2018, 2019 and 2020.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held as of December 31, 2019 and 2020 including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of December 31,
	2019	2020
Initial cost basis	$6,075	$6,282
Upward adjustments	1,984	1,984
Downward adjustments (including impairment)	—	(1,690)
Total carrying value at the end of the period	$8,059	$6,576

Note 4 - Equity Method Investments
The carrying value of our equity method investments as of December 31, 2019 and 2020 were as follows (in millions):

	As of December 31,
	2019	2020
MLU B.V. (1)	$1,224	$1,001
Mission Bay 3 & 4 (2)	140	41
Other	—	37
Equity method investments	$1,364	$1,079
(1) Refer to Note 19 - Divestitures for further information.
(2) Refer to Note 16 - Variable Interest Entities ("VIEs") for further information.
MLU B.V. and Uber Russia/CIS Operations
During 2018, we closed a transaction that contributed the net assets of our Uber Russia/CIS operations into a newly formed private limited liability company (“MLU B.V.” or “Yandex.Taxi joint venture”), with Yandex and us holding ownership interests in

MLU B.V. In exchange for consideration contributed, we received a seat on MLU B.V.’s board and an initial 38% equity ownership interest consisting of common stock in MLU B.V. Certain contingent equity issuances of MLU B.V. may dilute our equity ownership interest to approximately 33%. The investment was determined to be an equity method investment due to our ability to exercise significant influence over MLU B.V. The initial fair value of our equity method investment in MLU B.V. was estimated using discounted cash flows of MLU B.V. The equity ownership interest in MLU B.V. was 38% and 35% as of December 31, 2019 and 2020, respectively.
During 2020, Yandex contributed its Yandex.Carsharing business (“Drive”) into MLU B.V. in exchange for an additional equity interest. The contribution of Drive into MLU B.V. resulted in the dilution of our ownership in MLU B.V. from 38% to 35%. The gain recognized on the dilution of our interest was not material to our consolidated results of operations during 2020. As part of this transaction, MLU B.V. contributed the assets and liabilities of its autonomous driving unit into a new legal entity, Yandex Self Driving Group B.V. (“SDG”), in which Yandex contributed additional capital. The reduction of our ownership interest to 20% in SDG, initially valued at $42 million, did not result in a material dilution gain.
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
The table below provides the composition of the basis difference as of December 31, 2020 (in millions):

As of December 31, 2020
Equity method goodwill	$806
Intangible assets, net of accumulated amortization	87
Deferred tax liabilities	(19)
Cumulative currency translation adjustments	(216)
Basis difference	$658
We amortize the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible assets is approximately 4.8 years and 4.0 years as of December 31, 2019 and 2020, respectively. Equity method goodwill is not amortized. The investment balance is reviewed for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable. As of December 31, 2019 and 2020, we determined that there was no impairment of our investment in MLU B.V. The future effect of the COVID-19 pandemic and related government actions as well as other factors will continue to be monitored.
Mission Bay 3 & 4
The Mission Bay 3 & 4 JV refers to Event Center Office Partners, LLC (“ECOP”), a joint venture entity established in 2018, by Uber and two companies (“LLC Partners”) to manage the construction and operation of two office buildings owned by two ECOP wholly-owned subsidiaries. We contributed $136 million cash in exchange for a 45% interest in ECOP. The two LLC Partners own 45% and 10%, respectively. The equity method investment for Mission Bay 3 & 4 was $138 million and $41 million as of December 31, 2019 and 2020, respectively. The equity ownership interest in ECOP was 45% as of December 31, 2019 and 2020.
In March 2020, the two ECOP wholly-owned subsidiaries took out new loans. Upon closing of the new financing, the proceeds were used to first pay off the existing construction loan, then to cover the required operation reserve as well as various financing costs, and last, the remaining proceeds were distributed back to Uber and the LLC Partners based on their ownership percentage. As a result, Uber received $91 million from the ECOP as a return of capital investment, and reduced the investment carrying value by the same amount.
We have significant influence over ECOP and we account for our investment in ECOP under the equity method. At each reporting period and a quarter in arrears, we adjust the carrying value of our investment to reflect our proportionate share of ECOP’s income or loss, and any impairments, with a corresponding credit or debit, respectively, to income or loss from equity method investment, net of tax in the consolidated statements of operations. In 2018, no equity earnings were recognized since the sole activity of the ECOP consisted of construction of the assets and costs incurred were capitalized. During 2019, the construction was completed and leasing activities commenced, and, in 2019 and 2020 immaterial amounts of equity earnings were recognized. During 2020, we incurred an immaterial amount of lease payments with ECOP, which is a related party. As of December 31, 2019 and 2020, we determined that there was no impairment of our investment in ECOP.
Note 5 - Property and Equipment, Net
The components of property and equipment, net as of December 31, 2019 and 2020 were as follows (in millions):

	As of December 31,
	2019	2020
Land	$76	$66
Building and site improvements	40	711
Leasehold improvements	382	435
Computer equipment	927	560
Leased computer equipment	539	596
Leased vehicles	24	6
Internal-use software	127	203
Furniture and fixtures	49	83
Dockless e-bikes	78	—
Construction in progress	863	170
Total	3,105	2,830
Less: Accumulated depreciation and amortization	(1,374)	(1,016)
Property and equipment, net	$1,731	$1,814
We capitalized $76 million and $76 million in internal-use software costs during the years ended December 31, 2019 and 2020, respectively, which is included in property and equipment, net on the consolidated balance sheets. Amortization of capitalized software development costs was $12 million, $22 million, and $55 million for the years ended December 31, 2018, 2019 and 2020, respectively.
Amounts in construction in progress represent buildings, leasehold improvements, assets under construction, and other assets not placed in service.
Depreciation expense relating to property and equipment was $399 million, $433 million, and $364 million for the years ended December 31, 2018, 2019 and 2020, respectively. Included in these amounts were depreciation expense for leased computer equipment in the amount of $75 million, $146 million, and $198 million for the years ended December 31, 2018, 2019 and 2020, respectively. Accumulated depreciation and amortization included $247 million and $303 million of leased computer equipment depreciation as of December 31, 2019 and 2020, respectively.

Note 6 - Leases
Our leases primarily include corporate offices, data centers, and servers. The lease term of operating and finance leases vary from less than a year to 76 years. We have leases that include one or more options to extend the lease term for up to 14 years as well as options to terminate the lease within one year. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants.
The components of our lease expense were as follows (in millions):

	Year Ended December 31,
	2019	2020
Lease cost
Finance lease cost:
Amortization of assets	$150	$199
Interest of lease liabilities	15	16
Operating lease cost (1)	321	482
Short-term lease cost	28	17
Variable lease cost	100	109
Sublease income	(2)	(2)
Total lease cost	$612	$821
(1) We exited certain leased offices, primarily due to the City of San Francisco’s extended shelter-in-place orders and our restructuring activities, resulting in accelerated lease cost of $118 million for the year ended December 31, 2020.
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2019	2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$12	$14
Operating cash flows from operating leases	275	250
Financing cash flows from financing leases	138	224
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$918	$202
Finance lease liabilities	251	196
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	As of December 31,
	2019	2020
Operating Leases
Operating lease right-of-use assets	$1,594	$1,274
Operating lease liability, current	$196	$175
Operating lease liabilities, non-current	1,523	1,544
Total operating lease liabilities	$1,719	$1,719

	As of December 31,
	2019	2020
Finance Leases
Property and equipment, at cost	$539	$596
Accumulated depreciation	(247)	(303)
Property and equipment, net	$292	$293
Other current liabilities	$165	$177
Other long-term liabilities	143	120
Total finance leases liabilities	$308	$297

	As of December 31,
	2019	2020
Weighted-average remaining lease term
Operating leases	16 years	16 years
Finance leases	2 years	2 years
Weighted-average discount rate
Operating leases	7.1%	7.0%
Finance leases	5.0%	5.4%
Maturities of lease liabilities were as follows (in millions):

	As of December 31, 2020
	Operating Leases	Finance Leases
2021	223	188
2022	304	103
2023	273	20
2024	234	—
2025	187	—
Thereafter	2,078	—
Total undiscounted lease payments	3,299	311
Less: imputed interest	(1,580)	(14)
Total lease liabilities	$1,719	$297
As of December 31, 2020, we had additional operating leases and finance leases, primarily for corporate offices and servers, that have not yet commenced of $533 million and $4 million, respectively. These operating and finance leases will commence between fiscal year 2021 and fiscal year 2023 with lease terms of 3 years to 11 years.
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
In 2016, we and the JV Partner agreed to dissolve the JV and terminate our commitment to the lease of the Headquarters (together “the real estate transaction”) and we retained a 49% indirect interest in the Land (“Indirect Interest”). Under the terms of the real estate transaction, we obtained the rights and title to the partially constructed building, will complete the development of the two office buildings and retain a 100% ownership in the buildings. In connection with the real estate transaction, we also executed two 75-year land lease agreements (“Land Leases”). As of December 31, 2020, commitments under the Land Leases total $152 million until February 2032. After 2032, the annual rent amount will adjust annually based on the prevailing consumer price index.
The real estate transaction is accounted for as a financing transaction of our 49% Indirect Interest due to our continuing involvement through a purchase option on the Indirect Interest. As a financing transaction, the cash and deferred sales proceeds received from the real estate transaction are recorded as a financing obligation. As of December 31, 2020, our Indirect Interest of $65 million is included in property and equipment, net and a corresponding financing obligation of $76 million is included in other long-

term liabilities. Future land lease payments of $1.7 billion is allocated 49% to the financing obligation of the Indirect Interest and 51% to the operating lease of land.
Future minimum payments related to the financing obligations as of December 31, 2020 are summarized below (in millions):

Future Minimum Payments
Fiscal Year Ending December 31,
2021	$6
2022	6
2023	6
2024	6
2025	7
Thereafter	820
Total	$851
Note 7 – Goodwill and Intangible Assets
Goodwill
On; January 2, 2020, we completed the acquisition of substantially all of the assets of Careem Inc. (“Careem”) and certain of its subsidiaries. The acquisition was accounted for as a business combination, resulting in the recognition of $2.5 billion in goodwill in our Mobility segment and $540 million in intangible assets.
On July 6, 2020, we closed on a purchase agreement to acquire Cornershop Global LLC (“CS-Global”), and its wholly owned subsidiaries operating in Brazil, Chile, Colombia, Costa Rica, Canada, U.S., and Peru. The agreement was accounted for as a business combination, resulting in the recognition of $384 million in goodwill in our Delivery segment and $122 million in intangible assets.
On July 14, 2020, we acquired 100% of the equity of Routematch Holdings, Inc. (“Routematch”). The acquisition was accounted for as a business combination, resulting in the recognition of $91 million in goodwill in our Mobility segment and $27 million in intangible assets.
On Dec 1, 2020, we acquired 100% of the equity of Postmates Inc. (“Postmates). The acquisition was accounted for as a business combination, resulting in the recognition of $3.1 billion in goodwill in our Delivery segment and $1.0 billion in intangible assets.
Refer to Note 18 – Business Combinations for further information of our acquisitions.
The following table presents the changes in the carrying value of goodwill by segment for the years ended December 31, 2019 and 2020 (in millions):

	As Previously Reported (1)
	Core Platform	Other Bets	Mobility	Delivery	Freight	ATG and Other Technology Programs	All Other	Total Goodwill
Balance as of January 1, 2019	$53	$100	$—	$—	$—	$—	$—	$153
Reallocation due to change in segments	(53)	(100)	25	13		15	100	—
Acquisitions			—	—	—	14	—	14
Balance as of December 31, 2019	$—	$—	$25	$13	$—	$29	$100	$167
Acquisitions	—	—	2,574	3,533	—	—		6,107
Goodwill impairment	—	—	—	—	—	—	(100)	(100)
Reclass to Assets held for sale	—	—	—	—	—	(29)	—	(29)
Foreign currency translation adjustment	—	—	(37)	1	—	—	—	(36)
Balance as of December 31, 2020	$—	$—	$2,562	$3,547	$—	$—	$—	$6,109
(1) Prior to the third quarter of 2019, we had two reportable segments, Core Platform and Other Bets. In the third quarter of 2019, we determined there are four operating and reportable segments: Mobility, Delivery, Freight, and ATG and Other Technology Programs. Refer to Note 14 - Segment Information and Geographic Information for further information.

Goodwill Impairment
During the first quarter of 2020, prior to the JUMP Divestiture in May 2020, market, macroeconomic and business conditions resulting from the COVID-19 pandemic indicated that it was more likely than not that the carrying value of our New Mobility reporting unit within our previous Other Bets segment (subsequently renamed All Other after the JUMP Divestiture), exceeded its fair value. As a result, we performed an interim goodwill impairment test by comparing the fair value of the New Mobility reporting unit to its carrying value. Fair value was determined by referencing market valuation multiples implied by companies that have comparable businesses which is a Level 3 measurement. The carrying value of our New Mobility reporting unit exceeded its fair value, and as a result, a goodwill impairment charge of $100 million was recorded in general and administrative expenses in the consolidated statement of operations after consideration of impairments of long-lived and other assets of the reporting unit. Also, during the first quarter of 2020, we recognized impairment charges to intangible assets of $23 million, property and equipment of $47 million and other current assets of $23 million in general and administrative expenses in the consolidated statement of operations in our New Mobility reporting unit.
In light of the impact of the COVID-19 pandemic on macroeconomic conditions and demand for Mobility during 2020, we also considered whether it was more likely than not the fair value of our Mobility reporting unit was below its carrying value. Based on an analysis of qualitative and quantitative factors, including market valuation multiples of public companies operating in the same business and considering the significant excess of the fair value attributable to the Mobility reporting unit over its carrying value, we determined that Mobility goodwill was not impaired as of December 31, 2020.
We performed an annual test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2018 and 2019 and determined that goodwill was not impaired.
Intangible Assets
The components of intangible assets, net as of December 31, 2019 and 2020 were as follows (in millions except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2019
Developed technology (1)	$94	$(35)	$59	3
Patents	16	(4)	12	8
Other	3	(3)	—	0
Intangible assets	$113	$(42)	$71

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2020
Rider and Merchant relationships	$1,007	$(81)	$926	8
Developed technology (1)	529	(69)	460	2
Trade names and trademarks	183	(16)	167	7
Patents	15	(6)	9	8
Other	5	(3)	2	0
Intangible assets	$1,739	$(175)	$1,564
(1) Developed technology intangible assets include in-process research and development (“IPR&D”), which is not subject to amortization, of $31 million and $55 million as of December 31, 2019 and 2020, respectively.
Amortization expense for intangible assets subject to amortization was $15 million, $16 million, and $155 million for the years ended December 31, 2018, 2019 and 2020, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of December 31, 2020 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
2021	$447
2022	331
2023	201
2024	147
2025	76
Thereafter	307
Total	$1,509
Impairment of Definite-Lived Intangible and Long-Lived Assets
The following table presents the definite-lived intangible and long-lived asset impairment charges recorded in the consolidated statements of operations by asset class during the year ended December 31, 2020 (in millions):

Year Ended December 31, 2020
Intangible assets	$23
Property and equipment	154
Operating lease right-of-use assets (1)	94
Total	$271
(1) During the year ended December 31, 2020, we exited, and made available for sublease, certain leased offices, primarily due to the City of San Francisco's extended shelter-in-place orders and our restructuring activities. These decisions resulted in operating lease right-of-use assets impairments of $52 million, $18 million, $24 million recorded in general and administrative, operations and support, research and development respectively in the consolidated statements of operations.
We did not record any impairment charges related to definite-lived intangible and held and used long-lived asset during the year ended December 31, 2019. During the year ended December 31, 2018, we recognized an impairment loss in general and administrative expenses of $197 million in the consolidated statement of operations to adjust the fair value of the assets and liabilities, primarily as a result of the passage of time and the reduction in fair value of vehicles held for sale prior to the final disposal of our leased vehicles activities in January 2019. Refer to Note 19 - Divestitures for further information.
Note 8 - Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates were as follows (in millions, except for percentages):

	As of December 31,
	2019	2020	Effective Interest Rate
2016 Senior Secured Term Loan	$1,113	$1,101	6.1%
2018 Senior Secured Term Loan	1,478	1,463	6.2%
2023 Senior Note	500	—	7.7%
2025 Senior Note	—	1,000	7.7%
2026 Senior Note	1,500	1,500	8.1%
2027 Senior Note	1,200	1,200	7.7%
2028 Senior Note	—	500	7.0%
2025 Convertible Note	—	1,150	5.2%
Total debt	5,791	7,914
Less: unamortized discount and issuance costs	(57)	(327)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$5,707	$7,560
2016 Senior Secured Term Loan
In July 2016, we entered into a secured term loan agreement with a syndicate of lenders to issue senior secured floating-rate term loans for a total of $1.2 billion in proceeds, net of debt discount of $23 million and debt issuance costs of $13 million, with a maturity date of July 2023 (the “2016 Senior Secured Term Loan”). One quarter of 1.0% of the principal and accrued and unpaid interest are due and payable in equal quarterly amounts as set forth in the 2016 Senior Secured Term Loan agreement, with any remaining balance due and accrued and unpaid interest due at maturity.
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
The 2016 Senior Secured Term Loan is guaranteed by certain of our material domestic restricted subsidiaries. The 2016 Senior Secured Term Loan agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of December 31, 2020. The credit agreement also contains customary events of default. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries. The 2016 Senior Secured Term Loan also contains restrictions on the payment of dividends.
2018 Senior Secured Term Loan
In April 2018, we entered into a secured term loan agreement with a syndicate of lenders to issue secured floating-rate term loans totaling $1.5 billion in proceeds, net of debt discount of $8 million and debt issuance costs of $15 million, with a maturity date of April 2025 (the “2018 Senior Secured Term Loan”). The 2018 Senior Secured Term Loan was issued on a pari passu basis with the existing 2016 Senior Secured Term Loan. The debt discount and debt issuance costs are amortized to interest expense at an effective interest rate of 6.2%. One quarter of 1.0% of the principal and accrued and unpaid interest is due and payable in equal quarterly amounts as set forth in the 2018 Senior Secured Term Loan agreement, with any remaining balance due and accrued and unpaid interest due at maturity. The 2018 Senior Secured Term Loan is guaranteed by certain of our material domestic restricted subsidiaries. The 2018 Senior Secured Term Loan agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of December 31, 2020. The credit agreement also contains customary events of default. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair values of our 2016 Senior Secured Term Loan and 2018 Senior Secured Term Loan were $1.1 billion and $1.5 billion, respectively, as of December 31, 2020 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
2025 Convertible Note
In December 2020, we issued $1.15 billion aggregate principal amount, including the exercise in full by the initial purchasers of the 2025 Convertible Notes of their option to purchase up to an additional $150 million principal amount of the 2025 Convertible Notes, of 0% convertible senior notes due in 2025 (the “2025 Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act. The 2025 Convertible Notes will mature on December 15, 2025, unless earlier converted, redeemed or repurchased.
Holders of the 2025 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2025 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events. On or after September 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
The initial conversion rate is 12.3701 shares of common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $80.84 per share of common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid special interest.
Upon conversion of the 2025 Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We may not redeem the notes prior to December 20, 2023. We may redeem for cash all or any portion of the notes, at our option, on or after December 20, 2023 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.

The indenture governing the 2025 Convertible Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
The proceeds from the issuance of the 2025 Convertible Notes have been allocated between the conversion feature recorded as equity and the liability for the notes themselves. The difference of $243 million between the principal amount of the 2025 Convertible Notes and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the 2025 Convertible Notes. The equity component of the 2025 Convertible Notes is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. To perform the fair value of the liability component of the 2025 Convertible Notes as of the pricing date, we used the binomial model with inputs of time to maturity, conversion ratio, our stock price, risk free rate and volatility.
The fair value of our 2025 Convertible Notes, including the conversion feature, was $1.2 billion as of December 31, 2020 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
In October 2018, we issued five-year notes with aggregate principal amount of $500 million due on November 1, 2023 (the “2023 Senior Notes”) and eight-year notes with aggregate principal amount of $1.5 billion due on November 1, 2026 (the “2026 Senior Notes”) in a private placement offering totaling $2.0 billion. We issued the 2023 and 2026 Senior Notes at par and paid approximately $9 million for debt issuance costs. The interest is payable semi-annually on May 1 and November 1 of each year at 7.5% per annum and 8.0% per annum, respectively, beginning on May 1, 2019, and the entire principal amount is due at the time of maturity.
In September 2019, we issued eight-year notes with aggregate principal amount of $1.2 billion due on September 15, 2027 (the “2027 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act. We issued the 2027 Senior Notes at par and paid approximately $11 million for debt issuance costs. The interest is payable semi-annually in arrears on March 15 and September 15 of each year at 7.5% per annum, beginning on March 15, 2020, and the entire principal amount is due at the time of maturity.
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
In September 2020, we issued eight-year notes with an aggregate principal amount of $500 million due on January 15, 2028 (the “2028 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2028 Senior Notes at par and paid approximately $5 million for debt issuance costs. The interest is payable semi-annually in arrears on January 15 and July 15 of each year at 6.25% per annum, beginning on July 15, 2021, and the entire principal amount is due at the time of maturity. In October 2020, we used the net proceeds from this offering, along with cash on hand, to redeem the $500 million aggregate principal amount outstanding of our 2023 Senior Notes.
The 2023, 2025, 2026, 2027 and 2028 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of December 31, 2020.
The fair values of our 2025, 2026, 2027, and 2028 Senior Notes were $1.1 billion, $1.6 billion, $1.3 billion and $543 million, respectively, as of December 31, 2020 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
2021 and 2022 Convertible Notes
During 2015, we issued convertible notes at par for a total of $1.7 billion in proceeds, net of debt issuance costs, with an initial maturity date of January 2021 (the “2021 Convertible Notes”) and convertible notes at par for a total of $949 million in proceeds, net of debt issuance costs with an initial maturity date of June 2022 (the “2022 Convertible Notes”, collectively, the “2021 and 2022 Convertible Notes”). Upon close of our IPO in May 2019, the holders of 2021 and 2022 Convertible Notes elected to convert the outstanding notes into 94 million shares of common stock. Refer to Note 11 - Stockholders' Equity for further information.
The future principal payments for our long-term debt as of December 31, 2020 is summarized as follows (in millions):

Future Minimum Payments
Year Ending December 31,
2021	$27
2022	27
2023	1,093
2024	15
2025	3,552
Thereafter	3,200
Total	$7,914
The following table presents the amount of interest expense recognized relating to the contractual interest coupon, amortization of the debt discount and issuance costs with respect to our long term debt, and an 8.0% internal rate of return (“IRR payout”) which was accruing on our 2022 Convertible Notes that converted into shares of common stock upon the close of our IPO in 2019, for the years ended December 31, 2018, 2019 and 2020 (in millions):

	Year Ended December 31,
	2018	2019	2020
Contractual interest coupon	$231	$439	$449
Amortization of debt discount and issuance costs	318	82	14
8% IRR payout	61	26	—
Total interest expense from long-term debt	$610	$547	$463
Revolving Credit Arrangements
We have a revolving credit agreement initially entered in 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). In conjunction with our entry into the 2016 Senior Secured Term Loan, the revolving credit facility agreements were amended to include as collateral the same intellectual property of Uber and the same equity of certain material foreign subsidiaries that were pledged as collateral under the 2016 Senior Secured Term Loan. The credit facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of December 31, 2020, there was no balance outstanding on the Revolving Credit Facility.
Letters of Credit
Our insurance subsidiary maintains agreements for letters of credit to guarantee the performance of insurance related obligations that are collateralized by cash or investments of the subsidiary. For purposes of securing obligations related to leases and other contractual obligations, we also maintain an agreement for letters of credit, which is collateralized by our Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2019 and 2020, we had letters of credit outstanding of $570 million and $649 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $213 million and $233 million, respectively.
Note 9 – Assets and Liabilities Held for Sale
The following table summarizes the carrying values of the assets and liabilities classified as held for sale as of December 31, 2020 (in millions):

As of December 31, 2020
ATG
Assets held for sale
Cash and cash equivalents	$349
Prepaid expenses and other current assets	2
Investments	2
Operating lease right-of-use assets	26
Property and equipment, net	78
Intangibles	31
Goodwill	29
Total assets held for sale	517

Liabilities held for sale
Accounts payable	8
Accrued and other current liabilities	66
Operating lease liabilities, current	6
Operating lease liabilities, non-current	20
Total liabilities held for sale	100
Net assets held for sale	$417
Sale of ATG Business
On December 7, 2020, we announced the sale of Apparate USA LLC (“ATG Business” or “Apparate”), our subsidiary focused on the development and commercialization of autonomous vehicle technologies, to Aurora. Apparate is included within our ATG and Other Technology Programs segment. The sale of Apparate did not represent a strategic shift that would have had a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation for financial statement purposes. On January 19, 2021, we completed the sale of Apparate to Aurora. Refer to Note 21 - Subsequent Events for further information.
Note 10 - Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2019 and 2020 were as follows (in millions):

	As of December 31,
	2019	2020
Prepaid expenses	$571	$407
Other receivables	428	464
Other	300	344
Prepaid expenses and other current assets	$1,299	$1,215

Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2019 and 2020 were as follows (in millions):

	As of December 31,
	2019	2020
Accrued legal, regulatory and non-income taxes	$1,539	$1,811
Accrued Drivers and Merchants liability	369	651
Accrued professional and contractor services	352	255
Accrued compensation and employee benefits	403	325
Accrued marketing expenses	114	86
Other accrued expenses	361	445
Unsecured convertible notes in connection with Careem acquisition (1)	—	348
Commitment to issue unsecured convertible notes in connection with Careem acquisition (1)	—	303
Income and other tax liabilities	194	203
Government and airport fees payable	162	103
Short-term finance leases	165	177
Accrued interest on long-term debt	93	106
Other	298	299
Accrued and other current liabilities	$4,050	$5,112
(1) Refer to Note 18 – Business Combinations for further information regarding the Careem acquisition.
Other Long-Term Liabilities
Other long-term liabilities as of December 31, 2019 and 2020 were as follows (in millions):

	As of December 31,
	2019	2020
Deferred tax liabilities	$1,027	$818
Commitment to issue unsecured convertible notes in connection with Careem acquisition (1)	—	120
Long-term finance leases	143	120
Income tax liabilities	70	95
Other	172	153
Other long-term liabilities	$1,412	$1,306
(1) Refer to Note 18 – Business Combinations for further information regarding the Careem acquisition.
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2018, 2019 and 2020 were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2017	$(3)	$—	$(3)
Other comprehensive income (loss) before reclassifications	(225)	40	(185)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(225)	40	(185)
Balance as of December 31, 2018	$(228)	$40	$(188)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2018	$(228)	$40	$(188)
Other comprehensive income (loss) before reclassifications	(3)	4	1
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(3)	4	1
Balance as of December 31, 2019	$(231)	$44	$(187)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2019	$(231)	$44	$(187)
Other comprehensive income (loss) before reclassifications	(350)	2	(348)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(350)	2	(348)
Balance as of December 31, 2020	$(581)	$46	$(535)
Other Income (Expense), Net
The components of other income (expense), net, for the years ended December 31, 2018, 2019 and 2020 were as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
Interest income	$104	$234	$55
Foreign currency exchange gains (losses), net	(45)	(40)	(128)
Gains on business divestitures, net (1)	3,214	—	204
Unrealized gain (loss) on debt and equity securities, net (2)	1,996	2	(125)
Impairment of debt and equity securities (3)	—	—	(1,690)
Change in fair value of embedded derivatives	(501)	58	—
Gain on extinguishment of convertible notes and settlement of derivatives (4)	—	444	—
Other, net	225	24	59
Other income (expense), net	$4,993	$722	$(1,625)
(1) During the year ended December 31, 2018, gains on business divestitures, net primarily represented a $2.3 billion gain on the sale of our Southeast Asia operations to Grab and a $954 million gain on the disposal of our Uber Russia and the Commonwealth of Independent States (“Russia/CIS”) operations recognized in the first quarter of 2018. During the year ended December 31, 2020, gains on business divestitures, net represented a $154 million gain on the sale of our Uber Eats India operations to Zomato Media Private Limited (“Zomato”) recognized in the first quarter of 2020 and a $77 million gain on the sale of our European Freight Business to sennder GmbH (“Sennder”) recognized in the fourth quarter of 2020, partially offset by a $27 million loss on the sale of our JUMP operations to Lime recognized in the second quarter of 2020. Refer to Note 19 - Divestitures for further information.
(2) During the years ended December 31, 2018, 2019 and 2020, we recorded changes to the fair value of investments in securities accounted for under the fair value option. During the year ended December 31, 2018, we recorded a $2.0 billion unrealized gain on our non-marketable equity securities related to Didi recognized in the first quarter of 2018.
(3) During the year ended December 31, 2020, we recorded an impairment charge of $1.7 billion, primarily related to our investment in Didi recognized during the first quarter of 2020. Refer to Note 3 - Investments and Fair Value Measurement for further information.
(4) During the year ended December 31, 2019, we recognized a $444 million gain on extinguishment of our 2021 and 2022 Convertible Notes and settlement of derivatives in connection with our IPO, recognized during the second quarter of 2019. Refer to Note 11 - Stockholders' Equity for additional information regarding our IPO.

Note 11 - Stockholders' Equity
Initial Public Offering
On May 14, 2019, we closed our IPO, in which we issued and sold 180 million shares of our common stock. The price was $45.00 per share. We received net proceeds of approximately $8.0 billion from the IPO after deducting underwriting discounts and commissions of $106 million and offering expenses. Upon closing of the IPO: (i) all shares of our outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock; (ii) holders of the 2021 and 2022 Convertible Notes elected to convert all outstanding notes into 94 million shares of common stock; and, (iii) an outstanding warrant which became exercisable upon the closing of the IPO was exercised to purchase 0.2 million shares of common stock. In addition, we recognized a net gain of $327 million in other income (expense), net in the consolidated statement of operations upon conversion of the 2021 and 2022 Convertible Notes during the second quarter of 2019, which consisted of $444 million gain on extinguishment of debt and settlement of derivatives, partially offset by $117 million loss from the change in fair value of embedded derivatives prior to settlement. The extinguishment of debt resulted in the derecognition of the carrying value of the debt balance and settlement of embedded derivatives.
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
As a result of stock-based compensation expense for vested and unvested RSUs upon the IPO, we recorded an additional deferred tax asset of approximately $1.1 billion that was offset by a full valuation allowance.
PayPal, Inc. (“PayPal”) Private Placement
On May 16, 2019, we closed a private placement by PayPal, Inc. in which we issued and sold 11 million shares of our common stock at a purchase price of $45.00 per share and received aggregate proceeds of $500 million.
SoftBank
In 2017, SoftBank Group Corp. ("SoftBank") led a consortium to seek a stake in Uber. In January 2018, the transaction closed and the consortium purchased 25.6 million Series G-1 shares from us for total proceeds of $1.3 billion and 242.8 million common stock and preferred stock shares from existing stockholders (the “SoftBank Investment”). The price of the transaction with existing shareholders was not in excess of fair value, and therefore no compensation expense nor increase in accumulated deficit was recognized.
Redeemable Convertible Preferred Stock
Upon closing of the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock.
During 2019, the warrant to purchase 922,655 Series G redeemable convertible preferred stock was exercised in full and the fair value of the warrant was reclassified to redeemable convertible preferred stock. Also during 2019, the warrant to purchase 150,071 Series E redeemable convertible preferred stock was exercised. As a result of the IPO, both the Series G and Series E warrants automatically converted to shares of common stock. For additional information related to our IPO, refer to section above titled “Initial Public Offering.”
Preferred Stock
After conversion of the above mentioned redeemable convertible preferred stock into common stock upon closing of our IPO, our board of directors was granted the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of December 31, 2019 and 2020, there was no preferred stock issued and outstanding.
Common Stock
As of December 31, 2020, we have the authority to issue 5.0 billion shares of common stock with a par value of $0.00001 per share. Holders of common stock are entitled to dividends when and if declared by the board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2020, no dividends have been declared and there were 1.8 billion shares of common stock issued and outstanding.

Restricted Common Stock
We have granted restricted common stock to certain continuing employees, primarily in connection with acquisitions. Vesting of this stock may be dependent on a combination of service and performance conditions that become satisfied upon the occurrence of a qualifying event. We have the right to repurchase shares for which the vesting conditions are not satisfied. For the year ended December 31, 2020, activity related to our restricted common stock was not material.
Equity Compensation Plans
We maintain four equity compensation plans that provide for the issuance of shares of our common stock to our officers and other employees, directors, and consultants: the 2010 Stock Plan (the “2010 Plan”), the 2013 Equity Incentive Plan (the “2013 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and the 2019 Employee Stock Purchase Plan (the “ESPP”), which have all been approved by stockholders. These plans provide for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), SARs, restricted stock, RSUs, performance-based awards, and other awards (that are based in whole or in part by reference to our common stock). Following our IPO, we have only issued awards under the 2019 Plan and the ESPP, and no additional awards will be granted under the 2010 Plan and 2013 Plan.
The number of shares of our common stock available for issuance under the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029 by the lesser of (a) 5% of the total number of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) such number of shares determined by our board of directors. Pursuant to the automatic increase feature of the 2019 Plan, our board of directors approved an increase of 92 million shares reserved for issuance effective January 1, 2021, for a total of 304 million shares reserved.
Stock Option and SAR Activity
A summary of stock option and SAR activity for the year ended December 31, 2020 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2019	337	34,801	$9.79	4.75	$746
Granted and assumed in connection with acquisitions	30	12,498	$13.13
Exercised	(88)	(16,950)	$4.78
Canceled and forfeited	(14)	(1,512)	$32.49
Expired	(36)	(103)	$32.01
As of December 31, 2020	229	28,734	$12.87	4.97	$1,104
Vested and expected to vest as of December 31, 2020	154	20,928	$7.67	4.25	$933
Exercisable as of December 31, 2020	154	20,928	$7.67	4.25	$933
The total intrinsic value of stock options and SARs exercised for the years ended December 31, 2018, 2019 and 2020, was $392 million, $202 million and $614 million, respectively.
RSU Activity
The following table summarizes the activity related to our RSUs for the year ended December 31, 2020 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2019	84,743	$39.82
Granted	69,450	$28.14
Vested	(38,606)	$37.03
Canceled and forfeited	(31,851)	$35.44
Unvested and outstanding as of December 31, 2020	83,736	$34.17
The total fair value of RSUs vested for the years ended December 31, 2018, 2019 and 2020 was $967 million, $1.4 billion, and $1.4 billion, respectively.

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the years ended December 31, 2018, 2019 and 2020 (in millions):

	Year Ended December 31,
	2018	2019	2020
Operations and support	$15	$454	$72
Sales and marketing	9	242	48
Research and development	65	2,958	477
General and administrative	83	942	230
Total	$172	$4,596	$827
Upon our IPO on May 14, 2019, the performance condition was met and $3.6 billion of stock-based compensation expense was recognized related to these awards. For additional information related to our IPO, refer to section above titled “Initial Public Offering.”
During the years ended December 31, 2018, 2019 and 2020, we modified the terms of stock-based awards for certain employees upon their termination or change in employment status. We recorded incremental stock-based compensation cost in relation to the modification of stock-based awards of $56 million for the year ended December 31, 2018. Incremental stock-based compensation cost in relation to the modification of stock-based awards was not material for the years ended December 31, 2019 and 2020.
As of December 31, 2020, there was $2.3 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.72 years. Stock-based compensation expense capitalized as internally developed software costs was not material for the years ended December 31, 2018 or 2020 and $61 million for the year ended December 31, 2019.
The tax benefits recognized in the consolidated statements of operations for stock-based compensation arrangements were not material during the years ended December 31, 2018, 2019 and 2020, respectively.
The weighted-average fair values of common stock and redeemable convertible preferred stock warrants granted to non-employee service providers and others in the year ended December 31, 2018 was $47.20 for shares vested or expected to vest. No redeemable convertible preferred stock warrants were granted in 2019 or 2020. The total grant-date fair value of warrants vested to non-employee service providers and others in the year ended December 31, 2018 was not material. The fair value of warrants granted during 2018 was determined using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. During 2019 and 2020, warrants vested were not material and no warrants were granted.

Year Ended December 31, 2018
Contractual term (in years)	1.6
Risk-free interest rate	2.5%
Expected volatility	34.7%
Expected dividend yield	—%
The weighted-average grant-date fair values of stock options and SARs granted to employees in the years ended December 31, 2018, 2019 and 2020 were $12.94, $19.91 and $35.77 per share, respectively. The fair value of stock options and SARs granted was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2019	2020
Expected term (in years)	6.0	6.0	4.0
Risk-free interest rate	2.8%	2.2%	0.3%
Expected volatility	32.9%	33.9%	42.5%
Expected dividend yield	—%	—%	—%
The weighted-average grant-date fair values of performance awards with market-based targets in the years ended December 31, 2018 and 2019 were $14.77 and $18.20 per share, respectively. The weighted-average derived service periods for performance awards with market-based targets in the years ended December 31, 2018 and 2019 were 3.31 and 2.12 years, respectively. There were no performance awards with market-based targets granted in the year ended December 31, 2020. The fair value of performance awards with market-based targets granted was determined using a Monte Carlo model with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2019	2020
Risk-free interest rate	2.8%	2.7%	—%
Expected volatility	36.9%	39.0%	—%
Expected dividend yield	—%	—%	—%
Share Repurchases
The following table represents a summary of common stock repurchased in connection with discrete arrangements with selected current and former employees during the year ended December 31, 2018. There were no common stock shares repurchased for the years ended December 31, 2019 and 2020.

(In millions, except share amounts which are reflected in thousands, and per share amounts)	Year Ended December 31, 2018
Common stock shares repurchased	286
Common stock repurchase cost	$11
Fair value of repurchase recorded as an increase in accumulated deficit	$13
Excess of fair value recorded as stock-based compensation	$1
Price range per common stock share	$ 36.58 - $ 41.65
2019 Employee Stock Purchase Plan
On May 9, 2019, the date of the underwriting agreement between Uber and the underwriters for the IPO, our ESPP became effective. The number of shares of Uber common stock available for issuance under the ESPP automatically increases on January 1 of each year, beginning in 2020 and continuing through 2029, by the lesser of (a) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) 25,000,000 shares. However, our board of directors or compensation committee may reduce the amount of the increase in any particular year. Pursuant to the automatic increase feature of the ESPP, effective January 1, 2021, a total of 54 million shares of common stock are reserved for issuance under the ESPP.
The stock-based compensation expense recognized for the ESPP was not material during the years ended December 31, 2019 and 2020. During the years ended December 31, 2019 and 2020, 2 million and 5 million shares, respectively, of common stock were purchased under the ESPP at a weighted-average price of $23.83 and $25.05 per share, respectively, resulting in cash proceeds of $49 million and $125 million, respectively. We selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for our ESPP. As of December 31, 2020, total unrecognized compensation cost related to the ESPP was $38 million, which will be amortized over a period of 0.8 years.
Note 12 - Income Taxes
The U.S. and foreign components of income (loss) before provision for (benefit from) income taxes for the years ended December 31, 2018, 2019 and 2020 are as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
U.S.	$(2,726)	$(4,926)	$(3,518)
Foreign	4,038	(3,507)	(3,428)
Income (loss) before income taxes and loss from equity method investments	$1,312	$(8,433)	$(6,946)

The components of the provision for (benefit from) income taxes for the years ended December 31, 2018, 2019 and 2020 are as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
Current
Federal	$13	$1	$—
State	15	—	11
Foreign	220	132	63
Total current tax expense	$248	$133	$74
Deferred
Federal	(159)	(77)	(97)
State	7	8	(7)
Foreign	187	(19)	(162)
Total deferred tax expense (benefit)	35	(88)	(266)
Total provision for (benefit from) income taxes	$283	$45	$(192)
The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2018, 2019 and 2020:

	Year Ended December 31,
	2018	2019	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax expense	1.7	(0.1)	(0.1)
Foreign rate differential	29.6	(3.8)	10.8
Foreign rate differential - gain on divestiture (1)	(83.1)	—	—
Non-deductible expenses	0.8	(1.3)	(1.3)
Stock-based compensation	(2.6)	1.2	1.3
Interest on convertible notes	15.1	(0.3)	—
Gain on convertible notes	—	1.1	—
Federal research and development credits	(7.2)	3.1	2.9
Deferred tax on foreign investments (2)	51.4	—	0.9
Entity restructuring (3)	(20.0)	92.3	(1.7)
Change in unrecognized tax benefits	9.9	(17.0)	(3.7)
Valuation allowance	4.9	(97.3)	(45.8)
Global Intangible Low-taxed Income	—	(1.6)	—
Tax Rate Change	—	—	14.4
Other interest	—	1.8	3.2
Other, net	0.1	0.4	0.9
Effective income tax rate	21.6%	(0.5)%	2.8%
(1) The 2018 rate impact for “Foreign rate differential – gain on divestiture” was primarily driven by the gains on divestitures reported by subsidiaries in jurisdictions with statutory tax rates lower than the U.S. federal tax rate.
(2) The 2018 rate impact for “Deferred tax on foreign investments” was related to the following: a) deferred U.S. tax impact of income inclusion related to the gain on the eventual disposition of the shares underlying our investment in Didi and Grab, and b) deferred China tax impact on the eventual disposition of the shares underlying our investment in Didi.
The 2020 rate impact for “Deferred tax on foreign investments” was primarily driven by the deferred U.S. tax impact and the deferred China tax impact of the impairment charge related to our investment in Didi.
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

The 2019 rate impact for “Entity restructuring” was related to a series of transactions resulting in changes to our international legal structure, including a redomiciliation of a subsidiary to the Netherlands and a transfer of certain intellectual property rights among wholly owned subsidiaries, primarily to align its evolving operations. The redomiciliation resulted in a step-up in the tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets in an amount of $6.4 billion, net of a reserve for uncertain tax positions of $1.4 billion (refer to the 2019 rate impact for “Change in unrecognized tax benefits”). Based on available objective evidence, management believed it was not more-likely-than-not that these additional foreign deferred tax assets will be realizable as of December 31, 2019 and, therefore, were offset by a full valuation allowance (refer to the 2019 rate impact for “Valuation allowance”) to the extent not offset by reserves for uncertain tax positions. The corresponding deferred tax asset and valuation allowance balance were included in the “Fixed assets and intangible assets” and “Valuation allowance” lines, respectively, in the table below.
In the second quarter of 2020, we transferred certain intangible assets among our wholly-owned subsidiaries to align our structure to our evolving operations. The transaction resulted in the establishment of deferred tax assets of $354 million; however, there was no financial statement benefit recognized since the deferred tax asset was offset by a full valuation allowance.
The components of deferred tax assets and liabilities as of December 31, 2019 and 2020 are as follows (in millions):

	As of December 31,
	2019	2020
Deferred tax assets
Net operating loss carryforwards	$2,789	$4,949
Research and development credits	587	857
Stock-based compensation	241	125
Accruals and reserves	197	227
Accrued legal	65	95
Fixed assets and intangible assets	6,361	6,936
Investment in partnership	331	254
Lease liability	438	460
Other	221	620
Total deferred tax assets	11,230	14,523
Less: Valuation allowance	(9,855)	(13,410)
Total deferred tax assets, net of valuation allowance	1,375	1,113
Deferred tax liabilities
Indefinite lived deferred tax liability (1)	1,984	1,502
ROU assets	366	322
Other	2	68
Total deferred tax liabilities	2,352	1,892
Net deferred tax liabilities	$977	$779
(1) The $1.5 billion indefinite-lived deferred tax liability represents the deferred U.S. and foreign income tax expense, which will be incurred upon the eventual disposition of the shares underlying our investments in Didi and Grab. The current year tax expense and any subsequent changes in the recognition or measurement of this deferred tax liability will be recorded in continuing operations.
Based on available evidence, management believes it is not more-likely-than-not that the net U.S., India, and Netherlands deferred tax assets will be fully realizable. In these jurisdictions, we have recorded a valuation allowance against net deferred tax assets. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed. We had a valuation allowance against net deferred tax assets of $9.9 billion and $13.4 billion as of December 31, 2019 and 2020, respectively. In 2020, the change in the valuation allowance was primarily attributable to an increase in U.S. federal, state, and Netherlands deferred tax assets resulting from loss from operations, tax credits generated during the year, and tax rate increase in the Netherlands.

The indefinite carryforward period for net operating losses ("NOLs") means that indefinite-lived deferred tax liabilities can be considered as support for realization of deferred tax assets including post December 31, 2017 net operating loss carryovers, which can affect the need to record or maintain a valuation allowance for deferred tax assets. At December 31, 2019 and 2020, we realized approximately $979 million and $744 million, respectively, of our U.S. federal and state deferred tax assets as a result of our naked credits being used as a source of income.
As of December 31, 2020, we had U.S. federal NOL carryforwards of $3.1 billion that begin to expire in 2031 and $10.5 billion that have an unlimited carryover period. As of December 31, 2020, we had U.S. state NOL carryforwards of $9.4 billion that begin to expire in 2021 and $1.7 billion that have an unlimited carryover period. As of December 31, 2020, we had foreign NOL carryforwards of $6.6 billion that begin to expire in 2023 and $251 million that have an unlimited carryover period.
As of December 31, 2020, we had U.S. federal research tax credit carryforwards of $697 million that begin to expire in 2031. We had U.S. state research tax credit carryforwards of $16 million that begin to expire in 2032 and $417 million that have an unlimited carryover period.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through December 31, 2020. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
In response to the Coronavirus pandemic, governments in certain countries have enacted legislation, including the Coronavirus Aid, Relief, and Economic Security Act enacted by the U.S. on March 27, 2020. Recent legislative developments did not have a material impact on our provision for (benefit from) income taxes.
The following table reflects changes in gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2018	2019	2020
Unrecognized tax benefits at beginning of year	$221	$394	$1,797
Gross increases - current year tax positions	57	1,566	353
Gross increases - prior year tax positions	128	16	191
Gross decreases - prior year tax positions	(12)	(36)	(48)
Gross decreases - settlements with tax authorities	—	(143)	—
Unrecognized tax benefits at end of year	$394	$1,797	$2,293
As of December 31, 2020, approximately $100 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $2.2 billion of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. The amount of interest and penalties accrued as of December 31, 2019 and 2020 was $10 million and $12 million, respectively.
Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Any changes to unrecognized tax benefits recorded as of December 31, 2020 that are reasonably possible to occur within the next 12 months are not expected to be material.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are also under various state and other foreign income tax examinations. We believe that adequate amounts have been reserved in these jurisdictions. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state or foreign tax authorities to the extent utilized in a future period.
As of December 31, 2020, the open tax years for our major tax jurisdictions are as follows:

Jurisdiction	Tax Years
U.S. Federal	2011 - 2020
U.S. States	2001 - 2020
Brazil	2015 - 2020
Netherlands	2014 - 2020
Australia	2016 - 2020
As of December 31, 2020, we intend to indefinitely reinvest approximately $209 million of accumulated foreign earnings of certain foreign subsidiaries. The amount of potential unrecognized deferred tax liability with respect to such unremitted earnings is not material.
Note 13 - Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the periods presented. Diluted net income (loss) per share is computed by giving effect to all potential weighted average dilutive common stock. The dilutive effect of outstanding awards and convertible securities is reflected in diluted net income (loss) per share by application of the treasury stock method.
Since we were in a loss position for the years ended December 31, 2019 and 2020, basic net loss per share was the same as diluted net income per share for the periods presented. For the year ended December 31, 2018, all net income was allocated to noncumulative dividends on preferred stock, therefore basic net income per share was the same as diluted net income per share.
We take into account the effect on consolidated net income (loss) per share of dilutive securities of entities in which we hold equity interests that are accounted for using the equity method.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2018, 2019 and 2020 (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Year Ended December 31,
	2018	2019	2020
Basic net income (loss) per share:
Numerator
Net income (loss) including non-controlling interests	$987	$(8,512)	$(6,788)
Add: net loss attributable to non-controlling interests, net of tax	(10)	(6)	(20)
Less: noncumulative dividends to preferred stockholders	997	—	—
Net income (loss) attributable to common stockholders	$—	$(8,506)	$(6,768)
Denominator
Basic weighted-average common stock outstanding	443,368	1,248,353	1,752,960
Basic net income (loss) per share attributable to common stockholders (1)	$—	$(6.81)	$(3.86)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$—	$(8,506)	$(6,768)
Add: change in fair value of MLU B.V. put/call feature	(12)	—	—
Add: noncumulative dividends to preferred stockholders	12	—	—
Diluted net income (loss) attributable to common stockholders	$—	$(8,506)	$(6,768)
Denominator
Number of shares used in basic net income (loss) per share computation	443,368	1,248,353	1,752,960
Weighted-average effect of potentially dilutive securities:
Common stock subject to a put/call feature	407	—	—
Stock options	33,528	—	—
RSUs to settle fixed monetary awards	1,073	—	—
Other	623	—	—
Diluted weighted-average common stock outstanding	478,999	1,248,353	1,752,960
Diluted net income (loss) per share attributable to common stockholders (1)	$—	$(6.81)	$(3.86)
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
On May 14, 2019, we completed our IPO, in which we issued and sold 180 million shares of our common stock at a price of $45.00 per share. On that date, all of our outstanding redeemable convertible preferred stock automatically converted into 905 million shares of common stock, and the holders of the 2021 and 2022 Convertible Notes elected to convert the outstanding notes into common stock, resulting in the issuance of 94 million shares of common stock. These shares were included in our issued and outstanding common stock starting on that date. Refer to Note 11 - Stockholders' Equity for further information.
On January 18, 2018, we converted 390 million shares of our Class B common stock into Class A common stock under the conditions of the SoftBank Investment, thereby increasing the total number of Class A common stock outstanding to 450 million shares and resulting in only one class of common stock. Refer to Note 11 - Stockholders' Equity for further information.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Year Ended December 31,
	2018	2019	2020
Redeemable convertible preferred stock	903,607	—	—
Freight Holdings contingently redeemable preferred stock	—	—	14,339
Convertible notes	200,595	—	28,407
RSUs	137,426	85,058	83,736
Stock options	8,776	34,800	28,734
Restricted common stock with performance condition	1,758	—	—
Common stock subject to repurchase	1,695	210	28
Warrants to purchase redeemable convertible preferred stock	1,073	—	—
SARs	758	—	—
RSUs to settle fixed monetary awards	559	283	49
Shares committed under ESPP	—	5,490	2,451
Warrants to purchase common stock	100	123	126
Total	1,256,347	125,964	157,870

Note 14 - Segment Information and Geographic Information
We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance.
During the second quarter of 2020, we changed the name of the Rides segment to Mobility and the name of the Eats segment to Delivery. In addition, during the second quarter of 2020, we completed the divestiture of our JUMP business (the “JUMP Divestiture”), which comprised substantially all of the operations of our Other Bets reportable segment. Subsequent to the JUMP Divestiture, the Other Bets segment no longer exists and the continuing activities previously included in the Other Bets segment are immaterial for all periods presented. Certain of these other continuing business activities were migrated to our Mobility segment, whose prior period results were not restated because such business activities were immaterial. The other business activities that were not migrated represent an “all other category separate from other reconciling items” and are presented within the All Other caption. The historical results of the former Other Bets segment are included within the All Other caption. Refer to Note 19 - Divestitures for further information regarding the JUMP Divestiture.
As of December 31, 2020, our four operating and reportable segments are as follows:

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

For information about how our reportable segments derive revenue, refer to Note 2 - Revenue. Our segment operating performance measure is segment adjusted EBITDA. The CODM does not evaluate operating segments using asset information and, accordingly, we do not report asset information by segment. Segment adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, operations and support, sales and marketing, and general and administrative and research and development expenses associated with our segments. Segment adjusted EBITDA also excludes non-cash items or items that management does not believe are reflective of our ongoing core operations (as shown in the table below). The following table provides information about our segments and a reconciliation of the total segment adjusted EBITDA to loss from operations (in millions):

	Year Ended December 31,
	2018	2019	2020
Segment adjusted EBITDA:
Mobility	$1,541	$2,071	$1,169
Delivery	(601)	(1,372)	(873)
Freight	(102)	(217)	(227)
ATG and Other Technology Programs	(537)	(499)	(375)
All Other	(50)	(251)	(86)
Total segment adjusted EBITDA	251	(268)	(392)
Reconciling items:
Corporate G&A and Platform R&D (1), (2)	(1,971)	(2,457)	(2,136)
Depreciation and amortization	(426)	(472)	(575)
Stock-based compensation expense	(172)	(4,596)	(827)
Legal, tax, and regulatory reserve changes and settlements	(340)	(353)	35
Driver appreciation award	—	(299)	—
Payroll tax on IPO stock-based compensation	—	(86)	—
Goodwill and asset impairments/loss on sale of assets	(237)	(8)	(317)
Acquisition, financing and divestitures related expenses	(15)	—	(86)
Accelerated lease costs related to cease-use of ROU assets	—	—	(102)
COVID-19 response initiatives	—	—	(106)
Gain on lease arrangement, net	4	—	5
Impact of 2018 Divested Operations (1), (3)	(127)	—	—
Restructuring and related charges, net	—	(57)	(362)
Loss from operations	$(3,033)	$(8,596)	$(4,863)
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
(3) Defined as our 2018 operations in (i) Southeast Asia prior to the sale of those operations to Grab and (ii) Russia/CIS prior to the formation our Yandex.Taxi joint venture.
Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal delivered. Long-lived assets, net includes property and equipment, net and operating lease right-of-use assets as well as the same asset class included within assets held for sale on the consolidated balance sheets. The following tables set forth revenue and long-lived assets, net by geographic area as of and for the years ended December 31, 2018, 2019 and 2020 (in millions):

	Year Ended December 31,
	2018 (1)	2019 (1)	2020
United States	$5,824	$7,968	$6,082
All other countries	4,609	5,032	5,057
Total Revenue	$10,433	$13,000	$11,139
(1) Our revenue have been retrospectively adjusted to reflect the implementation of the new accounting policy. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for further information on the change in accounting policy.

	As of December 31,
	2019	2020
United States	$2,958	$2,940
All other countries	367	252
Total long-lived assets, net	$3,325	$3,192
Revenue grouped by offerings is included in Note 2 - Revenue.
Note 15 - Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2019 and 2020, we had recorded aggregate liabilities of $1.5 billion and $1.8 billion, respectively, of which $1.2 billion and $1.3 billion relate to non-income tax matters, respectively, in accrued and other current liabilities on the consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
We are currently party to various legal and regulatory matters that have arisen in the normal course of business and include, among others, alleged independent contractor misclassification claims, Fair Credit Reporting Act (“FCRA”) claims, alleged background check violations, pricing and advertising claims, unfair competition claims, intellectual property claims, employment discrimination and other employment-related claims, Telephone Consumer Protection Act (“TCPA”) claims, Americans with Disabilities Act (“ADA”) claims, data and privacy claims, securities claims, antitrust claims, challenges to regulations, and other matters. We have existing litigation, including class actions, Private Attorney General Act lawsuits, arbitration claims, and governmental administrative and audit proceedings, asserting claims by or on behalf of Drivers that Drivers are misclassified as independent contractors. In connection with the enactment of California State Assembly Bill 5 (“AB5”), we have received and expect to continue to receive - in California and in other jurisdictions - an increased number of misclassification claims. With respect to our outstanding legal and regulatory matters, based on our current knowledge, we believe that the ultimate amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, or cash flows. The outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. If one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations, financial condition or cash flows could be materially adversely affected.
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
On August 10, 2020, the Court issued a preliminary injunction order prohibiting us from classifying drivers as independent contractors and from violating various wage and hour laws. The injunction was stayed pending appeal. On October 22, 2020, the Court of Appeal affirmed the lower court’s ruling and held that we must comply with the preliminary injunction order no later than 30 days after the case is returned to the trial court. In November 2020, California voters voted in favor of Proposition 22, a state ballot initiative that provided a framework for drivers that use platforms like ours to qualify as independent workers. As a result of the passage of Proposition 22, Drivers are able to maintain their status as independent contractors under California law, and we and our competitors are required to comply with the provisions of Proposition 22. Proposition 22 went into effect on December 16, 2020;

however, for periods prior to its effectiveness and with respect to the California Attorney General’s lawsuit, we intend to continue to vigorously defend ourselves. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
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
Postmates Arbitrations
We have received demands or have been threatened with demands for individual arbitration on behalf of Delivery People who claim to be misclassified as independent contractors by Postmates. These claims expose us to wage and hour and related liabilities for each individual who has filed a demand. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
Swiss Social Security Reclassification
Several Swiss administrative bodies have issued decisions in which they classify Drivers as employees of Uber Switzerland, Rasier Operations B.V. or of Uber B.V. for social security or regulatory purposes. We are challenging each of them before the Social Security and Administrative Tribunals. In April 2020, a ruling was made on a separate matter in Switzerland which reclassified a Driver as an employee.
The ultimate resolution of the social security matters is uncertain and the amount accrued for this matter is recorded within accrued and other current liabilities on the consolidated balance sheets.
Aslam, Farrar, Hoy and Mithu v. Uber B.V., Uber Britannia Ltd. and Uber London Ltd.
On October 28, 2015, a claim by 25 Drivers, including Mr. Y. Aslam and Mr. J. Farrar, was brought in the UK Employment Tribunal against us asserting that they should be classified as “workers” (a separate category between independent contractors and employees) in the UK rather than independent contractors. The tribunal ruled on October 28, 2016 that Drivers were workers whenever our app is switched on and they are ready and able to take trips based on an assessment of the app in July 2016. The Court of Appeal rejected our appeal in a majority decision on December 19, 2018. We appealed to the Supreme Court and a hearing at the Supreme Court took place in July 2020.
On February 19, 2021, the Supreme Court of the UK upheld the tribunal ruling that the Drivers using the app in 2016 were workers for UK employment law purposes. Damages may include back pay including holiday pay and minimum wage. Additional claimants have also filed and each claimant will be required to bring their own separate action to an employment tribunal to determine whether they met the “worker” classification and if so, how much each claimant will be awarded. In addition, we expect to be subject to related pension contributions, which will require separate engagement with the UK pension regulator, but the ultimate resolution of this matter, including the amount of any exposure is uncertain.
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
State Unemployment Taxes
In December 2016, following an audit opened in 2014 investigating whether Drivers were independent contractors or employees, we received a Notification of Assessment from the Employment Development Department (“EDD”), State of California, for payroll tax liabilities. The notice retroactively imposed various payroll tax liabilities on us, including unemployment insurance, employment training tax, state disability insurance, and personal income tax. We have filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board appealing the assessment. In addition to the assessment, there is a risk of exposure for later years, although no formal assessment has been issued. This matter remains pending.
In 2018, the New Jersey Department of Labor (“NJDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2018. The NJDOL made an assessment on November 12, 2019, against both Rasier and Uber. Both assessments were calculated through

November 15, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2018. The DOL provided a revised assessment on February 24, 2021. We are engaged in ongoing discussions with the NJDOL about the assessments, though the NJDOL has noticed Uber for a hearing on the merits. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
Google v. Levandowski & Ron; Google v. Levandowski
On October 28, 2016, Google filed arbitration demands against each of Anthony Levandowski and Lior Ron, former employees of Google, alleging breach of their respective employment agreements with Google, fraud and other state law violations (due to soliciting Google employees and starting a new venture to compete with Google’s business in contravention of their respective employment agreements). Google sought damages, injunctive relief, and restitution. On March 26, 2019, following a hearing, the arbitration panel issued an interim award, finding against each of Google’s former employees and awarding $127 million against Anthony Levandowski and $1 million for which both Anthony Levandowski and Lior Ron are jointly and severally liable. In July 2019, Google submitted its request for interest, attorneys fees, and costs related to these claims. The Panel’s Final Award was issued on December 6, 2019. On February 7, 2020, Ron and Google entered into a settlement agreement and mutual release to satisfy the corrected final award in the amount of approximately $10 million. Uber paid Google on behalf of Ron pursuant to an indemnification obligation. A dispute continues to exist with regard to Uber’s alleged indemnification obligation to Levandowski. Whether Uber is ultimately responsible for indemnification of Levandowski depends on the exceptions and conditions set forth in the indemnification agreement. In March 2020, Levandowski pleaded guilty to criminal trade secret charges and filed for bankruptcy. Uber filed a proof of claim in the bankruptcy court, and Levandowski additionally asserted a claim against Uber alleging that Uber failed to perform its obligations under an agreement with Otto Trucking, LLC. The indemnification dispute and Levandowski’s claim will proceed in the bankruptcy court. Former President Trump pardoned Levandowski from the trade secret conviction. The ultimate resolution of the matter could result in a possible loss of up to $60 million or more (depending on interest incurred) in excess of the amount accrued.
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
Since April 2017, we have been appealing the fines through the courts. On September 18, 2020, the Grand Chamber of the Supreme Court announced a positive ruling finding that the agency that issued these fines against the local Uber entity did not have the jurisdiction to do so. Individual Supreme Court chambers revoked many of these tickets and only an immaterial amount remained as of December 31, 2020.
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
We are involved in a proceeding in the UK involving HMRC, the tax regulator in the UK, which is seeking to classify us as a transportation provider. Being classified as a transportation provider would result in a VAT (20%) on Gross Bookings or on the service fee that we charge Drivers, both retroactively and prospectively. HMRC is considering a number of factors including our contractual Driver, Rider and intercompany arrangements, and HMRC is also expected to consider the U.K. Supreme Court’s February 19, 2021 ruling on Drivers’ worker classification, in determining whether we should be classified as a provider of transportation services. HMRC may update its assessment, which we would then review and discuss with HMRC. If we do not reach a satisfactory resolution after exhausting HMRC’s review and appeals process, we would still be able to argue our case anew in the U.K. Tax Court, which may require the up-front payment to the Tax Court (“pay-to-play”) of any final HMRC assessment to be held in escrow. We continue to believe that we have meritorious defense in these proceedings.
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
Note 16 - Variable Interest Entities ("VIEs")
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. We have determined that these entities are a VIE as they lack sufficient equity to finance their activities without future subordinated financial support. We are the primary beneficiary because we have the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we consolidate the assets and liabilities of these VIEs.
Total assets included on the consolidated balance sheets for our consolidated VIEs as of December 31, 2019 and 2020 were $1.2 billion and $1.2 billion, respectively. Total liabilities included on the consolidated balance sheets for these VIEs as of December 31, 2019 and 2020 were $159 million and $136 million, respectively.
Freight Holding
In July 2018, we created a new majority-owned subsidiary, Uber Freight Holding Corporation (“Freight Holding”). The purpose of Freight Holding is to perform the business activities of the Freight operating segment. The Freight Holding stock held by us was determined to be a variable interest. Freight Holding is also considered to be a VIE because it lacks sufficient equity to finance its activities without future subordinated financial support. Given that we have the power to direct activities that most significantly impact the economic performance of Freight Holding, we are the primary beneficiary of Freight Holding. As a result, we consolidate Freight Holding’s assets and liabilities.
In October 2020, Freight Holding entered into a Series A preferred stock purchase agreement (“Freight Series A Preferred Stock Purchase Agreement”) with Greenbriar Equity Group, L.P. (“Greenbriar”) to sell shares of Series A Preferred Stock (“Freight Series A”). The new investment does not change the conclusion that Freight Holding is a consolidated VIE. As of December 31, 2020, we continue to own the majority of the issued and outstanding capital stock of Freight Holding and report non-controlling interest as further described in Note 17 - Non-Controlling Interests.
Apparate
In April 2019, we contributed certain of our subsidiaries and certain assets and liabilities related to our autonomous vehicle technologies (excluding liabilities arising from certain indemnification obligations related to the Levandowski arbitration and any remediation costs associated with certain obligations that may arise as a result of the Waymo settlement) to Apparate in exchange for common units representing 100% ownership interest in Apparate. The purpose of Apparate is to develop and commercialize autonomous vehicle and ridesharing technologies and Apparate’s results are part of the ATG and Other Technology Programs segment. Subsequent to the formation of Apparate, Apparate entered into a Class A Preferred Unit Purchase Agreement (“Preferred Unit Purchase Agreement”) with SVF Yellow (USA) Corporation (“SoftBank”), Toyota Motor North America, Inc. (“Toyota”), and DENSO International America, Inc. (“DENSO”). Preferred units were issued in July 2019 to SoftBank, Toyota, and DENSO and provided the investors with an aggregate 13.8% initial ownership interest in Apparate on an as-converted basis. The common units held by us in Apparate were determined to be a variable interest. We determined that Apparate is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We have the power to direct the activities that most significantly impact the economic performance of Apparate, and, as a result, we are the primary beneficiary of Apparate, consolidate Apparate’s assets and liabilities and report non-controlling interests as further described in Note 17 - Non-Controlling Interests.

In December 2020, we and Apparate entered into a definitive agreement with Aurora and certain other parties, pursuant to which, through a series of merger transactions, we will sell Apparate to Aurora. On January 19, 2021, we completed the sale of Apparate to Aurora. Refer to Note 21 - Subsequent Events for further information.
Careem Qatar and Morocco
On January 2, 2020, we completed the acquisition of substantially all of the assets of Careem and certain of its subsidiaries pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) in countries where regulatory approval was obtained or which did not require regulatory approval. The assets and operations in Qatar and Morocco (collectively “Non-Transferred Countries”), have not yet been transferred to us as of December 31, 2020. Transfer of the assets and operations of the Non-Transferred Countries will be subject to a delayed closing pending timing of regulatory approval. If regulatory approval is not obtained with respect to any Non-Transferred Countries by the nine month anniversary of January 2, 2020, we can divest the net assets of any such remaining Non-Transferred Countries and we will receive all the proceeds from the divestiture of any Non-Transferred Countries. We will continue to seek regulatory approval for Qatar and Morocco. The net assets and operations in Qatar and Morocco are not material.
The purpose of the Non-Transferred Countries’ operations is to provide primarily ridesharing services in each respective country. Although the assets and operations of the Non-Transferred Countries were not transferred as of December 31, 2020, we have rights to all residual interests in the entities comprising the Non-Transferred Countries which is considered a variable interest. We are exposed to losses and residual returns of the entities comprising the Non-Transferred Countries through the right to all of the proceeds from either the divestiture or the eventual legal transfer upon regulatory approval of the entities comprising the Non-Transferred Countries. We control Intellectual Properties (“IP”) which are significant for the business of Non-Transferred Countries and sub-license those IP to the Non-Transferred Countries. Each entity that comprises the Non-Transferred Countries meets the definition of a VIE and we are the primary beneficiary of each of the entities comprising the Non-Transferred Countries. As a result, we consolidate the entities comprising the Non-Transferred Countries as further described in Note 18 – Business Combinations.
Unconsolidated VIEs
Zomato
Zomato is incorporated in India with the purposes of providing food delivery services. On January 21, 2020, we acquired compulsorily convertible cumulative preference shares (“CCPS Preferred Shares”) of Zomato valued at $171 million in exchange for Uber’s food delivery operations in India (“Uber Eats India”), and a note receivable valued at $35 million for reimbursement of goods and services tax. Our investment in the CCPS Preferred Shares of Zomato will represent 9.99% of the voting capital upon conversion to ordinary shares. Zomato is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Zomato’s economic risks and rewards through our investment and note receivable which represent variable interests, and the carrying values of these variable interests reflect our maximum exposure to loss. However, we are not the primary beneficiary because neither the investment in CCPS Preferred Shares nor the note receivable provide us with the power to direct the activities that most significantly impact Zomato’s economic performance. As of December 31, 2020, the carrying amount of assets recognized on the consolidated balance sheet related to our interests in Zomato and our maximum exposure to loss relating to this unconsolidated VIE was approximately $150 million. Refer to Note 19 - Divestitures for further information regarding Zomato and the divestiture of Uber Eats India.
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
We evaluated the nature of our investment in ECOP and determined that ECOP was a VIE during the construction period; however, we were not the primary beneficiary as decisions were made jointly between parties and therefore we did not have the power to direct activities that most significantly impacted the VIE. The investment was determined to be an equity method investment due to our ability to exercise significant influence over ECOP. Refer to Note 4 - Equity Method Investments for further information.
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
Lime
On May 7, 2020, we entered into the JUMP Divestiture and received the 2020 Lime Investments. Refer to Note 19 - Divestitures for further information on the JUMP Divestiture. Lime is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Lime’s economic risks and rewards through our ownership of the 2020 Lime

Investments, which represent variable interests. However, we are not the primary beneficiary of Lime because we lack the power to direct the activities that most significantly impact Lime’s economic performance. As of December 31, 2020, the carrying amount of assets recognized on our consolidated balance sheet related to the 2020 Lime Investments of $134 million represents our maximum exposure to loss associated with Lime as an unconsolidated VIE.
Cornershop: CS-Mexico
On July 6, 2020, we closed on a purchase agreement with CS-Global, excluding operating subsidiaries in Mexico (“CS-Mexico”). Refer to Note 18 – Business Combinations for further information. CS-Mexico is a VIE as its equity interests do not fully absorb the entity’s expected losses and it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to CS-Mexico’s economic risks and rewards through: the CS-Mexico Put/Call; an immaterial unsecured note; the contractual rights to 35% of contingent sale proceeds from CS-Mexico under certain conditions; and a market-based fee related to the transition services agreement, all of which represent variable interests held by Uber. However, we are not the primary beneficiary because the variable interests do not provide us with the power to direct the activities that most significantly impact CS-Mexico’s economic performance. As of December 31, 2020, the carrying amount of assets (primarily the CS-Mexico Put/Call and unsecured note) recognized on the consolidated balance sheet related to our interests in CS-Mexico is $28 million and our maximum exposure to loss relating to this unconsolidated VIE were approximately $23 million. In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, we completed the transaction and acquired a 55% ownership interest in CS-Mexico by exercising our call option through the CS-Mexico Put/Call agreement. Refer to Note 21 - Subsequent Events for further information.

Note 17 - Non-Controlling Interests
We have several consolidated subsidiaries that have issued common stock and preferred stock or preferred units to third party investors, representing non-controlling interests. As of December 31, 2019 and 2020, the amounts of non-controlling interests represented by subsidiaries’ preferred units and preferred stock were $1.0 billion and $1.3 billion, respectively.
ATG Investment: Preferred Unit Purchase Agreement
In July 2019, we closed a Preferred Unit Purchase Agreement with SoftBank, Toyota, and DENSO (collectively “the Investors”) for purchase by the Investors of Class A Preferred Units (“Preferred Units”) in Apparate. Apparate, a subsidiary of ours, issued 1.0 million Preferred Units at $1,000 per unit to the Investors for an aggregate consideration of $1.0 billion ($400 million from Toyota, $333 million from SoftBank, and $267 million from DENSO). As of December 31, 2020, the Preferred Units represented an aggregate 14.2% ownership interest in Apparate on an as-converted basis. As of December 31, 2020, we have retained the remaining 85.8% ownership interest. SoftBank and Toyota are our existing investors.
At the option of the Investors, the Preferred Units are convertible into common units of Apparate, initially on a one-for-one basis but subject to potential adjustment, as defined by the Preferred Unit Purchase Agreement at any time. The Preferred Units are entitled to certain distributions, including primarily dividends which are payable in cash or in-kind (at Apparate's discretion), and accrue quarterly, compounded on the last day of each quarter at a 4.5% annual rate. The Preferred Units are entitled to distributions upon the occurrence of a sale or liquidation of Apparate representing an amount that is equal to the greater of (i) the original investment plus any accrued but unpaid amounts, and (ii) their share of distributions assuming conversion to common units of Apparate immediately prior to the sale or liquidation event. The quarterly dividend, along with any attributed prorated share of Apparate’s net income (if applicable), are included in net income (loss) attributable to non-controlling interests, net of tax in our consolidated statements of operations. The Preferred Units do not participate in net losses due to a liquidation preference.
SoftBank’s Preferred Units
Beginning on July 2, 2026, SoftBank has the option to put to us all, but not less than all, of its initial investment in Preferred Units at a price equal to the number of SoftBank’s Preferred Units multiplied by the greater of (i) the original investment plus any accrued but unpaid amounts per unit and (ii) the fair value of the Preferred Units at the time of conversion (the “Put/Call Price”). Beginning on July 2, 2026, we can call all, but not less than all, of the Preferred Units held by SoftBank at the Put/Call Price. We have the option to settle all, or a portion of, the Put/Call Price with its common stock and any remainder will be satisfied in cash. The put and call were determined to be embedded features within the SoftBank Preferred Units since they are not separately exercisable or legally detached from the SoftBank Preferred Units.
As of December 31, 2019 and 2020, the SoftBank Preferred Units are classified as redeemable non-controlling interests in our consolidated financial statements and reported at the Put/Call Price which is determined as of each balance sheet date. The initial fair value of SoftBank’s Preferred Units was determined based on a hybrid method with the option pricing model as the primary methodology. This method used Level 3 fair value measurement inputs as well as an assumed equal probability of the occurrence of a liquidation or exit event. The significant unobservable inputs used in the initial fair value measurement include: volatility of 42%, time to liquidity of 5 years, and a discount for lack of marketability of 17%. A market approach was also used to corroborate the valuation derived from the hybrid method at issuance to evidence that the issuance price of the Preferred Units approximated their fair value. There were no fair value adjustments to SoftBank’s redeemable non-controlling interests during the years ended December 31, 2019 and 2020.
Toyota and DENSO’s Preferred Units
As of December 31, 2019 and 2020, the Toyota and DENSO Preferred Units are classified in permanent equity as non-controlling interests as these units are not subject to any mandatory redemption rights or redemption rights that are outside our control.
ATG Collaboration Agreement with Apparate, Toyota and DENSO
In conjunction with the Preferred Unit Purchase Agreement discussed above, we entered into a three-year joint collaboration agreement among Toyota, DENSO, and Apparate to develop next-generation self-driving technology (the “ATG Collaboration Agreement”), which became effective as of the closing of the Preferred Unit Purchase Agreement in July 2019. Toyota will make cash payments to Apparate up to an aggregate of $300 million, payable in six semi-annual installments during the three-year term of the ATG Collaboration Agreement. The cash payments for each six-month period are contingent upon the mutual agreement between the parties on the development activities and milestones to be achieved in the next six months and the continuation of the ATG Collaboration Agreement. The ATG Collaboration Agreement is within the scope of ASC 808, Collaborative Arrangements. The development activities are considered ongoing and central to the activities of ATG. As a result, the amounts received from Toyota are recognized as collaboration revenue in the ATG and Other Technology Programs segment ratably over the respective six-month service period to which each payment relates, as the related development activities are performed. During the years ended December 31, 2019 and 2020, we recognized $42 million and $100 million, respectively, as revenue under the ATG Collaboration Agreement.

Pending Sale of ATG Business
In December 2020, we and Apparate entered into a definitive agreement with Aurora and certain other parties pursuant to which through a series of merger transactions we will sell Apparate to Aurora. The sale will result in the derecognition of non-controlling interest in Apparate. Refer to Note 9 – Assets and Liabilities Held for Sale for further information.
Freight Holding
As of December 31, 2019 and 2020, we owned 89% and 85%, respectively, of the issued and outstanding capital stock of our subsidiary Freight Holding, or 80% and 79%, respectively, on a fully-diluted basis if all common shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. Under the Freight Holding incentive plan, a total number of 99.8 million shares of Freight Holding are reserved and 83.8 million shares are available for grant and issuance.
As of December 31, 2019 and 2020, the minority stockholders ownership in Freight Holding is classified in mezzanine equity as redeemable non-controlling interest, because it is redeemable on an event that is not solely in our control. The Freight Holding non-controlling interest is not accreted to redemption value because it is currently not probable that the non-controlling interest will become redeemable.
Holders of Common Stock of Freight Holding
The minority common stockholders of our subsidiary Freight Holding, including any holders of common equity awards issued under the employee equity incentive plans and employees who hold fully vested shares, have put rights to sell certain of their equity interests at fair value to us at specified periods of time that terminates upon the earliest of the closing of a liquidation transaction or an IPO of the subsidiary. Should the put rights be exercised, they can be satisfied in either cash, Uber stock, or a combination of cash and Uber stock based upon our election.
We attribute the pro rata share of the Freight Holding’s net income or loss available to holders of common stock to the redeemable non-controlling interests generated from common shares of Freight Holding based on the outstanding ownership of the minority shareholders of common shares during the period.
Greenbriar Freight Preferred Series A Investment in Freight Holding
In October 2020, Freight Holding entered into a Freight Series A Preferred Stock Purchase Agreement with Greenbriar. Pursuant to the Freight Series A Preferred Stock Purchase Agreement, Greenbriar agreed to invest an aggregate of $500 million in Freight Holding, which will occur over a number of closings, subject to customary closing conditions.
On October 6, 2020, the initial closing occurred pursuant to the Freight Series A Preferred Stock Purchase Agreement and Greenbriar invested $250 million in exchange for 124,744,896 shares of Freight Series A units, representing approximately 8% ownership interest on a basic and fully diluted basis.
Greenbriar has the option to purchase additional shares in tranches of at least $50 million at a time at the initial purchase price for two years following initial closing up to an additional aggregate $250 million. This right to continue to invest at the initial price over two years is a forward obligation classified as a liability measured at fair value which was initially valued using a two-year discount rate and is immaterial. We will maintain majority ownership of the issued and outstanding capital stock of Freight Holding following such additional investment. Upon the passage of two years from initial close, Greenbriar must purchase and Freight Holding must issue any remaining unissued additional shares at the purchase price. Greenbriar holds one seat on the Freight Holding board of director as of December 31, 2020.
As of December 31, 2020, we retain the 85% ownership interest of Freight Holding following the closing of the Freight Series A Preferred Stock Purchase Agreement.
We do not attribute the pro rata share of the Freight Holding’s loss to the redeemable non-controlling interests in Series A Preferred shares of Freight Holding because these shares are entitled to a liquidation preference and therefore do not participate in losses that would cause their interest to be below the liquidation preference. Upon liquidation, the Freight Series A units are entitled to the greater of either (i) a 1.5x liquidation preference on their initial investment, as well as 6% continuously compounding cumulative dividends that will be paid before any distribution to common shareholders or (ii) the fair value of their investment (the “Freight Series A Liquidation Preference”). The dividend, along with any attributed prorated share of Freight Holding’s net income (if applicable), are included in net income (loss) attributable to non-controlling interests, net of tax in our consolidated statements of operations.
Greenbriar’s Freight Series A units may be called by us at our option after the passage of five years at the Freight Series A Liquidation Preference. Beginning after three years, if a series of events occur including Freight Holding not consummating an IPO, Greenbriar’s Freight Series A could become redeemable at the Freight Series A Liquidation Preference upon the passage of five years. Upon redemption, Greenbriar’s Freight Series A would be settled in either cash or Uber common shares at our option.
Cornershop: CS-Global
On July 6, 2020, we closed the acquisition of a 55% controlling ownership interest in CS-Global. Refer to Note 18 – Business Combinations for further information. As of December 31, 2020, the non-controlling interest in CS-Global is classified in mezzanine equity as redeemable non-controlling interest because it is subject to a put/call agreement which is not solely in our control to exercise. At each balance sheet date, the redeemable non-controlling interest will be measured using a discounted cash flow methodology and the carrying value will be adjusted if the fair value is higher than the carrying value. The initial fair value, as of the acquisition date of July 6, 2020, was $290 million. There were no fair value adjustments to CS-Global’s redeemable non-controlling interest during the year ended December 31, 2020.
Note 18 – Business Combinations
Careem
On March 26, 2019, we entered into an Asset Purchase Agreement with Careem. Pursuant to the Asset Purchase Agreement, we agreed to acquire substantially all of the assets and assume substantially all of the liabilities of Careem.
On January 2, 2020, we completed the acquisition of substantially all of the assets of Careem. Dubai-based Careem was founded in 2012, and provides primarily ridesharing and to a lesser extent meal delivery, and payments services to millions of users in cities across the Middle East, North Africa, and Pakistan. The acquisition has been accounted for as a business combination and advances our strategy of having a leading ridesharing category position in every major region of the world in which we operate and effect cost and technology synergies for the rest of Uber’s Mobility business. As of December 31, 2020, ownership of Careem’s operations in Qatar and Morocco had not yet been transferred to us; however the results of operations and net assets were fully consolidated as variable interest entities. Refer to Note 16 - Variable Interest Entities ("VIEs") for further information.
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
The fair value of the non-interest bearing unsecured convertible notes (the “Careem Notes”) was determined as a sum of the discounted cash flow (“DCF”) method (for the present value of the principal amount of the Careem Notes) and the Black-Scholes option pricing model (to value the conversion option). The significant unobservable inputs used in the fair value measurement include discount rates of 5.14% to 5.19% for the principal amount of the Careem Notes and for the conversion option an expected volatility of 42.1% to 44.1%, interest rates of 1.53% to 1.57%, and dividend yield of 0%. We will issue the Careem Notes in different tranches with $880 million of the principal amount of the Careem Notes issued on January 2, 2020 and settled in cash on April 1, 2020. The remaining amount of the Careem Notes is recognized as a commitment to issue unsecured convertible notes at fair value in accrued and other current liabilities and in other long-term liabilities. Refer to Note 10 - Supplemental Financial Statement Information for further information. Each tranche of the Careem Notes is due and payable 90 days once issued. The holders of the Careem Notes may elect to convert the full outstanding principal balance to Class A common stock at a conversion price of $55 per share of Uber Technologies, Inc. at any time prior to maturity. The discount from the Careem Notes face value to fair value will be accreted through the respective repayment dates as interest expense. The amount of accretion for the year ended December 31, 2020 was not material.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Current assets	$43
Goodwill	2,483
Intangible assets	540
Other long-term assets	77
Total assets acquired	3,143
Current liabilities	(108)
Deferred tax liability	(13)
Other long-term liabilities	(19)
Total liabilities assumed	(140)
Net assets acquired	$3,003
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
The Asset Purchase Agreement provides for specific indemnities to us in relation to value added tax obligations and other tax reserves of certain jurisdictions which reflect potential tax liabilities. We recognized $64 million of indemnification assets on the same basis as the tax reserves at January 2, 2020, which is recorded as other assets and other liabilities on our consolidated balance sheet. Settlements of these tax reserves, if any, will be funded by the indemnification asset.
The results of the acquired operations were included in our consolidated financial statements from the date of acquisition, January 2, 2020. For the period from January 2, 2020 through December 31, 2020, Careem contributed to a loss before income taxes of $218 million. Revenue for the period from January 2, 2020 through December 31, 2020 was not material.
Cornershop
In 2019, as a strategic move of entering into grocery delivery market, we agreed to purchase a controlling interest in Cornershop Cayman (“Cornershop”), operating an online grocery delivery platform primarily in Chile and Mexico. During 2019, we made an initial investment of $50 million (the “Initial Cornershop Investment”). The remaining investment was subject to antitrust approval of the countries where Cornershop operates.

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
On July 6, 2020, we closed the purchase agreement to acquire CS-Global, resulting in an Uber direct capital contribution of $200 million, which includes the Initial Cornershop Investment and notes receivable, to CS-Global and a payment of $179 million to tendering shareholders, paid in a combination of cash and 2,055,038 shares of our common stock. The Initial Cornershop Investment was remeasured immediately prior to the acquisition of CS-Global, and based on the Cornershop business value and Uber’s pre-acquisition ownership percentage, the new value was not materially different from the previously recognized amount. Thus the Initial Cornershop Investment is determined at the original $50 million. In exchange for the consideration transferred, we received 15,642,523 Preferred C Membership Interests in CS-Global, representing 55% of the outstanding membership interests. As a result, we obtained the controlling financial interest in CS-Global and accounted for the acquisition as a business combination. For additional information on the accounting treatment of the remaining non-controlling interest in CS-Global, refer to Note 17 - Non-Controlling Interests. Uber and CS-Global also entered into a put/call arrangement over the non-controlling interest in CS-Global, providing Uber the right and obligation to acquire the remaining interest from non-controlling interest holders, exercisable in 5 years if there is no IPO or liquidation event, at a future negotiated price.
Concurrent with the CS-Global Transaction, Uber, Cornershop and CS-Global entered into a put/call agreement providing CS-Global with the right through the call option (and obligation through the put option held by Cornershop) to purchase all of the interests in CS-Mexico, contingent upon the receipt of regulatory approval in Mexico (“CS-Mexico Put/Call”). Upon either the exercise of the call option (by CS-Global) or the put option (by Cornershop), CS-Global would acquire 100% of the outstanding equity interests in CS-Mexico. Uber would make a direct capital contribution to CS-Global and a payment to the tendering shareholder, totaling $94 million, in exchange for 55% outstanding equity interest in CS-Mexico. The CS-Mexico Put/Call was accounted for separately from the acquisition, and was included in other current assets on the consolidated balance sheet as of December 31, 2020.
The acquisition date fair value of the consideration transferred for CS-Global was $362 million, which consisted of the following (in millions):

Fair Value
Initial Cornershop Investment	$50
Notes receivable	10
Cash paid	253
Tender offer paid in Uber common stock	67
Total consideration transferred	380
Less: CS-Mexico Put/Call	(18)
Total consideration	$362
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Current assets	$204
Goodwill	384
Intangible assets	122
Other long-term assets	11
Total assets acquired	721
Current liabilities	(34)
Deferred tax liability	(33)
Other long-term liabilities	(2)
Total liabilities assumed	(69)
Less: Redeemable non-controlling interests	(290)
Net assets acquired	$362
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. Goodwill is primarily attributed to the anticipated operational synergies. Goodwill was recorded in our Delivery segment. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management's estimates and assumptions at the time of acquisition, and are updated to reflect the most recent changes.
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
The estimated fair value of the intangible assets acquired was determined by our management, using a multi-period excess earnings method to estimate the fair value of the vendor relationship. The significant unobservable input used in the fair value measurement of vendor relationship is the vendor attrition rate. We used the replacement cost method to estimate the fair value of shopper and customer relationships. The assumptions used are shopper hiring and onboarding costs, and customer development costs, respectively. We used the relief from royalty method to estimate the fair values of developed technology and trade names. The significant input used in the fair value measurement of developed technology and trade names is the royalty rate that a market participant would charge for the use of such assets.
Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as we believe that these amounts approximate their current fair values. We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of July 6, 2020.
The results of CS-Global were included in our consolidated financial statements from the date of acquisition, July 6, 2020. For the period from July 6, 2020 through December 31, 2020, CS-Global contributed an immaterial amount of revenue and loss before taxes.
Routematch
On July 14, 2020 (the “Routematch Acquisition Date”), we acquired 100% of the equity of Routematch, a software company offering specialized software and solutions to transit agencies, serving customers in the United States and Australia. The acquisition is expected to accelerate our development in the transit space. The acquisition of Routematch was accounted for as a business combination. Total consideration transferred included $85 million in cash and $29 million in Uber shares (939,683 shares of our common stock). The purchase price of $114 million was allocated to goodwill of $91 million and to certain identifiable intangible assets (comprised of customer relationships, developed technology and trademark) of $27 million.
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
The results of Routematch were included in our consolidated financial statements from the date of acquisition, July 14, 2020. For the period from July 14, 2020 through December 31, 2020, Routematch contributed an immaterial amount of revenue and loss before taxes.
Postmates
On July 5, 2020, we entered into an Agreement and Plan of Merger to acquire 100% ownership interest in Postmates, Inc. (“Postmates”), an on-demand delivery platform in the U.S.
On December 1, 2020, we completed the acquisition of Postmates, bringing together our global Mobility and Delivery platform with Postmates’ distinctive delivery business in the U.S. As a result of the transaction, we obtained ownership interest in Postmates through our voting rights, and the transaction has been accounted for as a business combination. The acquisition date fair value of the consideration transferred for Postmates was approximately $3.9 billion, which consisted of the following (in millions):

Fair Value
Uber common stock transferred	$3,494
Note receivable	100
Stock-based compensation awards attributable to pre-combination services	308
Total consideration	$3,902
The fair value of the $3.5 billion common stock issued (70,401,550 shares of our common stock), as consideration transferred was determined on the basis of the closing market price of our common stock on the acquisition date. We determined the fair value of the equity awards for stock options assumed using a Black-Scholes option pricing model with the applicable assumptions as of the acquisition date. The fair value of equity awards for RSUs was determined by using the closing market price of our common stock on the acquisition date adjusted by an exchange ratio.
The purchase price allocation is preliminary and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed, including related deferred income taxes, become available.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$52
Other current assets	58
Goodwill	3,149
Intangible assets	1,015
Other long-term assets	57
Total assets acquired	4,331
Accounts payable	(109)
Accrued and other current liabilities	(265)
Deferred tax liability	(21)
Other long-term liabilities	(34)
Total liabilities assumed	(429)
Net assets acquired	$3,902
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of Postmates and anticipated operational synergies. Goodwill was assigned to our Delivery segment. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except years):

	Fair Value	Weighted Average Remaining Useful Life - Years
Merchant relationship	$260	7
Fleet relationship	110	1.5
Consumer relationship	280	5
Developed technology	280	2
Trade names	30	3
IPR&D	55	N/A
Total	$1,015
Consumer, merchant and fleet relationships represent the fair value of the underlying relationships with merchants (such as restaurants), Postmates end-users, and Postmates couriers (referred to as “fleet”). Developed technology represents the fair value of

Postmates’ technology. Trade names relate to the “Postmates” trade name, trademarks, and domain names. The overall weighted average useful life of the identified amortizable intangible assets acquired is four years.
The estimated fair value of the intangible assets acquired was determined by our management, using a multi-period excess earnings method to estimate the fair value of the consumer and merchant relationships. The significant unobservable inputs used in the fair value measurement of the consumer and merchant relationships are the estimated attrition rates and profit and loss allocated to identified customer and merchant relationships. We used the replacement cost method to estimate the fair value of the fleet relationship and IPR&D. The significant unobservable input used in the fair value measurement of fleet relationship is the time to recreate. We used the relief from royalty method to estimate the fair value of developed technology and trade names. The significant unobservable input used in the fair value measurement of developed technology and trade names is the royalty rates that a market participant could charge for use of such assets. The intangible assets recorded represent the fair values of, and approximate the amounts a market participant would pay for these intangible assets at the acquisition date.
Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as these amounts approximate their fair values.
The results of Postmates were included in our consolidated financial statements from the date of acquisition, December 1, 2020. For the period from December 1, 2020 through December 31, 2020, Postmates contributed an immaterial amount of revenue and loss before taxes.
Certain Unaudited Pro Forma Information
During 2020, we acquired Careem, CS-Global, Routematch and Postmates (the “2020 Acquired Businesses”). The following unaudited pro forma financial information presents what our results would have been had the 2020 Acquired Businesses been acquired on January 1, 2019. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the consolidated business had each acquisition actually occurred at the beginning of fiscal year 2019 or of the results of our future operations of the consolidated business.

	Year Ended December 31,
(In millions)	2019	2020

	(Unaudited)
Revenue	$13,410	$11,715
Net loss including non-controlling interests	(9,739)	(7,377)
The pro forma financial information includes adjustments to net loss including non-controlling interests to reflect the additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied from January 1, 2019, with the related tax effects.
Note 19 - Divestitures
During the years ended December 31, 2018, 2019 and 2020, we completed the following divestitures:
•In 2018, these divestitures consisted of the disposition, with a retained interest, of our Uber Russia/CIS operations and the sale of our Southeast Asia operations.
•In 2019, these divestitures consisted of the disposition of our Lion City Rentals business operations.
•In 2020, these divestitures consisted of the sale of the our Uber Eats India operations, the disposition of all assets of our JUMP business, and the sale of our European Freight business to Sennder.
The gains (losses) associated with these divestitures were included in other income (expense), net in the consolidated statements of operations.
MLU B.V. and Uber Russia/CIS Operations
During the first quarter of 2018, we closed a transaction that contributed the net assets of our Uber Russia/CIS operations into a newly formed private limited liability company, MLU B.V., with Yandex and our holding ownership interests in MLU B.V. We contributed $345 million of cash, contracts in the region including Rider, Mobility Driver, and Eater contracts, and certain employees in the region to MLU B.V. We concurrently issued approximately 2 million shares of Uber Class A common stock, with a fair value of $52 million to MLU B.V.’s parent, Yandex. These shares were subject to a put/call feature resulting in our contingent obligation to buy back these shares at $48 per share. The put/call feature became exercisable at any time by either party from when it became effective in February 2019 through February 2022, at which point, if unexercised, the put/call right would expire. In December 2019, Yandex exercised the put feature which caused us to repurchase all Yandex owned shares of Uber Technologies, Inc. Class A common stock. We subsequently retired the shares.

We performed an evaluation to determine if the sale constituted discontinued operations and concluded that the sale did not represent a major strategic shift, primarily because the Uber Russia/CIS operations did not materially affect our consolidated assets, revenue or loss from operations. In addition, we determined the sale constituted the sale of a business in accordance with ASC 805.
In exchange for consideration contributed, we received a seat on MLU B.V.’s board and an initial 38% equity ownership interest consisting of common stock in MLU B.V. The investment was determined to be an equity method investment due to our ability to exercise significant influence over MLU B.V. Refer to Note 4 - Equity Method Investments for further information.
As a result of the loss of control over Uber Russia/CIS resulting from the transaction, we derecognized the assets and liabilities of Uber Russia/CIS and recorded a $954 million gain during the year ended December 31, 2018 recognized in other income (expense), net in the consolidated statements of operations.
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
Included in the initial carrying value of the investment in MLU B.V. of $1.4 billion, which represented the fair value of the investment (as consideration received) on the transaction date, was a basis difference of $908 million related to the difference between the cost of the investment and our proportionate share of the net assets of MLU B.V.
Southeast Asia
On March 25, 2018, two of our wholly-owned subsidiaries signed and completed an agreement with Grab pursuant to which Grab hired employees and acquired certain of our assets in the region, including Rider, Mobility Driver, and Eater contracts in Southeast Asia. The net assets contributed by us were not material. We determined the sale constituted the sale of business in accordance with ASC 805. The investment was determined to be an investment in a debt security which we classified as available-for-sale, initially recorded at fair value of $2.2 billion. Upon closing, our Chief Executive Officer joined Grab's board of directors and compensation committee. In exchange, we received 401 million shares of Grab Series G preferred stock on the closing date of the transaction and 8 million additional Grab Series G preferred stock during 2018 related to the resolution of certain post-close contingencies, for a total of 409 million shares representing 23.2% of the outstanding share capital of Grab as of December 31, 2018. In addition, based on the agreement, 3 million shares remained subject to the post-close contingency as of December 31, 2018, and the remaining number of shares were immaterial as of December 31, 2019. The shares received were recorded at fair value as additional sale consideration. As a result of the transaction, we recorded a $2.3 billion gain during the year ended December 31, 2018 in other income (expense), net in the consolidated statements of operations.
The Grab Series G preferred stock (“the Grab investment”) includes a redemption right, under which we, subject to certain conditions, including the absence of a Grab IPO, may put all or a portion of our investment back to Grab any time after the redemption date (defined as June 29, 2023) for cash. The redemption price is equal to the sum of the issue price of $5.54 with any declared but unpaid dividends, and compounded interest of 6% per annum on the issue price. The compounded interest represents contractual interest receivable on the Grab investment generally due at the redemption date. The Grab investment meets the definition of a debt security due to the redemption feature of the invested shares that are not in-substance common stock. As a result, the Grab investment is classified as an available-for-sale debt security initially recorded at fair value, with changes in the fair value of the investment recorded in other comprehensive income (loss), net of tax. Refer to Note 3 - Investments and Fair Value Measurement for further information.
There is significant uncertainty over the collectability of the contractual interest receivable on the Grab investment and as a result we have elected to apply a non-accrual policy to this investment. In determining whether a non-accrual policy is appropriate, we considered, among other factors, the reasonable possibility of a Grab IPO, the ability of Grab to pay the accumulated interest on all preferred securities on or after the redemption date, and the likelihood of a redemption occurring. If we had recorded accrued interest on the Series G preference shares, we would have recognized additional interest income of $102 million, $142 million and $151 million for the years ended December 31, 2018, 2019 and 2020, respectively.

Related Party Transactions with Grab and MLU B.V.
In August 2018, we entered into a purchase agreement (“Grab Vehicle Purchase Agreement”) to sell up to 1,900 vehicles to Grab from the pool of assets held for sale by LCR, our wholly-owned vehicle solutions subsidiary based in Singapore. The sales occurred over a six-month period beginning August 2018. During the year ended December 31, 2018, we transferred certain vehicles to Grab in exchange for SGD 31 million of cash consideration and recognized a loss on disposal of SGD 9 million. In January 2019, we transferred the remaining vehicles under the Grab Vehicle Purchase Agreement to Grab in exchange for SGD 39 million of cash consideration. We and Grab executed a Transition Service Agreement (“TSA”) which required us to provide transaction and integration services to Grab for a period of up to six months subsequent to the closing of the divestiture. In addition, we entered into a TSA with MLU B.V. to provide certain transition services subsequent to the closing of the transaction. Transactions related to the TSAs did not have material impacts on our financial position, results of operations, or liquidity.
Divestiture of LCR to Waydrive
During 2018, we started exploring strategic options for the sale of LCR and concluded that LCR met all of the held for sale criteria as of December 31, 2018. During the year ended December 31, 2018, we recognized an impairment loss in general and administrative expenses of $197 million in the consolidated statements of operations to adjust the fair value of the assets and liabilities, primarily as a result of the passage of time and the reduction in fair value of vehicles held for sale.
In January 2019, an agreement was executed with Waydrive Holdings Pte. Ltd. (“Waydrive”) to purchase the LCR business, specifically 100% of the equity interests of LCR and its subsidiary LCRF Pte. Ltd. (“LCRF”). Fair value of consideration received included $310 million of cash for the assets and liabilities of LCR and LCRF and up to $33 million of contingent consideration receivable for certain VAT receivables and receivables from certain commercial counterparties. As of December 31, 2020, we collected substantially all of the contingent consideration receivable. The resulting gain on disposal was not material to us. The transaction closed on January 25, 2019. The LCR business was included within our Mobility segment.
Divestiture of Uber Eats India to Zomato
On January 21, 2020, we entered into a definitive agreement and completed the divestiture of Uber Eats India to Zomato in exchange for (i) CCPS Preferred Shares of Zomato convertible into ordinary shares representing, when converted, 9.99% of the total voting capital of Zomato and (ii) a non-interest bearing note receivable to be repaid over the course of four years for reimbursement by Zomato of goods and services tax. The estimated fair value of the consideration received included the investment valued at $171 million and the $35 million of reimbursement of goods and services tax receivable from Zomato. As of December 31, 2020, we collected $17 million of the receivable. The fair value of the CCPS Preferred Shares was based primarily on the observed transaction price for a similar security issued to new investors in close proximity to the time of our transaction with Zomato. The transaction resulted in a gain on disposal of $154 million recognized in other income (expense), net in the consolidated statements of operations during the first quarter of 2020. The income tax effect of the sale was not material. The divestiture of Uber Eats India did not represent a strategic shift that would have had a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation for financial statement purposes.
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
Uber contributed hardware, equipment, intellectual property rights, technology, licensed technology, and permits of our JUMP business (collectively, “JUMP Assets”) in certain markets to Lime. JUMP Assets and previously held investments and warrants in Lime were exchanged for common stock (the “Lime Common Stock”), newly issued Lime Series 1-C preferred stock (“Lime 1-C Preferred Stock”) and fully vested warrants to purchase Lime Series 1-C Preferred Stock (“Lime 1-C Preferred Stock Warrants”). Lime Common Stock represents approximately 11% of fully-diluted (23% undiluted) ownership interest in Lime as of December 31, 2020.
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
Our ownership in Lime is comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”) and represents approximately 32% on an as converted and fully-diluted basis as of December 31, 2020. The 2020 Lime Investments are accounted for under the fair value option. Refer to Note 3

- Investments and Fair Value Measurement for additional information. Lime was assessed under the VIE model and considered an unconsolidated VIE. Refer to Note 16 - Variable Interest Entities ("VIEs") for additional information.
The JUMP Divestiture did not represent a strategic shift that would cause a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation for financial reporting purposes. The resulting loss on disposal was not material to us and was recorded in other income (expense), net, in the consolidated statements of operations during the second quarter of 2020.
Note 20 – Restructuring and Related Charges
During the second quarter of 2020, we initiated and completed certain restructuring activities in order to reduce our overall cost structure in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business. We also exited the JUMP business and incurred costs related to site closures, asset impairments and write-offs. Restructuring activities during the years ended December 31, 2018 and 2019 were not material.
The following table presents the total restructuring and related charges associated with our segments as well as corporate charges (in millions):

Year Ended December 31, 2020
Mobility	$67
Delivery	32
Freight	7
ATG and Other Technology Programs	59
All Other (1)	116
Total restructuring and related charges by segment	281
Corporate G&A and Platform R&D	81
Total restructuring and related charges	$362
(1) Includes restructuring and related charges associated with the exit of the JUMP business, including severance and other termination benefits of $30 million, site closure costs of $21 million and other costs of $65 million.
The following table presents the total restructuring and related charges, by function (in millions):

Year Ended December 31, 2020
Operations and support	$172
Sales and marketing	21
Research and development	85
General and administrative	84
Total	$362
The following table provides the components of and changes in our restructuring and related charges accrual during the year ended December 31, 2020 (in millions):

	Severance and Other Termination Benefits	Site Closure Costs	Other	Total
Balance as of December 31, 2019	$—	$—	$—	$—
Charges (1), (2)	199	98	65	362
Cash payments	(197)	(3)	(45)	(245)
Non-cash adjustments	—	(95)	(19)	(114)
Balance as of December 31, 2020	$2	$—	$1	$3
(1) Site closure costs primarily includes $50 million related to the impairment of operating lease right-of-use assets and $38 million for write-offs of leasehold improvements.
(2) Total restructuring and related charges included $248 million of cash settled charges, primarily for severance and other termination benefits and were substantially paid as December 31, 2020.
The remaining costs related to these restructuring activities are expected to be immaterial.

Note 21 - Subsequent Events
2016 and 2018 Senior Secured Term Loan Refinancing
On February 25, 2021, we entered into a refinancing transaction under which we borrowed $2.6 billion pursuant to an amendment to the 2016 Senior Secured Term Loan agreement, the proceeds of which were used to repay in full all previously outstanding loans under the 2016 Senior Secured Term Loan agreement and the 2018 Senior Secured Term Loan agreement. The $2.6 billion is comprised of (i) a $1.1 billion tranche with a maturity date of February 25, 2027, and (ii) a $1.5 billion tranche with a maturity date of April 4, 2025 (together the “Refinanced 2016 Senior Secured Term Loans”). The interest rate for the Refinanced 2016 Senior Secured Term Loans is LIBOR plus 3.50% per annum, subject to a floor of 0.00%.
Equity and Term Loan Investment in Moove
On February 12, 2021, we entered into and completed a series of agreements with Garment Investments S.L. dba Moove (“Moove”) including (i) an equity investment in which Uber acquired a 30% minority interest in Moove from its current shareholders for approximately $5 million at closing and up to $185 million contingent on future performance of Moove and certain other conditions through the eighth anniversary of the agreement, (ii) a term loan of up to approximately $230 million to Moove, and (iii) a commercial partnership agreement. Moove is a vehicle fleet operator in Spain.
Pending Acquisition of Drizly
On February 2, 2021, we entered into a definitive agreement to acquire 100% ownership interest in The Drizly Group, Inc. (“Drizly”), which operates an on-demand alcohol marketplace in North America. The aggregate consideration to be paid by us is estimated to be approximately $1.1 billion, subject to certain adjustments set forth in the definitive agreement payable in a combination of cash and shares of our stock based on a fixed price of approximately $53.16 per share. The transaction is subject to regulatory approval and other customary closing conditions, and is expected to close in the first half of 2021.
Didi Shares Sale
In January 2021, we completed the sale of approximately $207 million of our Didi shares. We have entered into an agreement to sell approximately $293 million additional Didi shares on the same terms, the closing of which remains subject to certain closing conditions, and is expected to close in the first half of 2021. The aggregate shares sold in these transactions represent approximately 8% of our Didi shares as of December 31, 2020.
Sale of ATG Business
On January 19, 2021, we completed the previously announced sale of Apparate, our subsidiary focused on the development and commercialization of autonomous vehicles technologies, to Aurora. In addition, at closing of the transaction, we made a $400 million cash investment in Aurora and entered into a collaboration agreement with Aurora pursuant to which the parties will collaborate with respect to the launch and commercialization of self-driving vehicles on our ridesharing network. After the sale, we hold an approximately 26% and 29% ownership interest in Aurora on a fully diluted and undiluted basis, respectively, made up of a combination of common and preferred stock. We are currently assessing the accounting impact of this transaction on our consolidated financial statements.
CS-Mexico
In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, we completed the transaction and acquired a 55% ownership interest in CS-Mexico by exercising our call option through the CS-Mexico Put/Call agreement, and paid the exercise price of $105 million. We are currently evaluating the assignment of fair values to the assets acquired and liabilities assumed but it is not practical to disclose the preliminary purchase price allocation given the short period of time between the acquisition date and the issuance of these consolidated financial statements.

Schedule II - Valuation and Qualifying Accounts
The table below details the activity of the allowance for doubtful accounts, deferred tax asset valuation allowance, and insurance reserves (in millions):

	Balance at Beginning of Period	Additions (1), (2)	Deductions	Balance at End of Period
Year Ended December 31, 2018
Allowance for doubtful accounts	$28	$208	$(202)	$34
Deferred tax asset valuation allowance	$1,074	$227	$(7)	$1,294
Insurance reserves	$1,996	$1,578	$(637)	$2,937
Year Ended December 31, 2019
Allowance for doubtful accounts	$34	$195	$(195)	$34
Deferred tax asset valuation allowance	$1,294	$8,616	$(55)	$9,855
Insurance reserves	$2,937	$1,451	$(970)	$3,418
Year Ended December 31, 2020
Allowance for doubtful accounts	$34	$178	$(157)	$55
Deferred tax assets valuation allowance	$9,855	$3,655	$(100)	$13,410
Insurance reserves	$3,418	$950	$(902)	$3,466
(1) Additions to insurance reserves include $(74) million, $9 million and $35 million for the years ended December 31, 2018, 2019 and 2020 respectively, for changes in estimates resulting from new developments in prior period claims.
(2) For the year ended December 31, 2019, the increase in the valuation allowance was primarily attributable to a step-up in the tax basis of intellectual property rights, an increase in U.S. federal, state and Netherlands deferred tax assets resulting from loss from operations, and tax credits generated during the year.
For the year ended December 31, 2020, the increase in the valuation allowance was primarily attributable to an increase in tax rate in Netherlands, an increase in U.S. federal, state and Netherlands deferred tax assets resulting from loss from operations, and tax credits generated during the year.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020. In addition, PricewaterhouseCoopers LLP, our independent registered public accounting firm, provided an attestation report on our internal control over financial reporting as of December 31, 2020. You can find the full text of PricewaterhouseCoopers LLP attestation report in Item 8 of this Annual Report on Form 10-K.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Careem Inc. (“Careem”), which we acquired in January 2020, Cornershop Cayman (“Cornershop”) and Routematch Holdings, Inc. (“Routematch”), both of which we acquired in July 2020, and Postmates, Inc. (“Postmates”), which we acquired in December 2020, as discussed in Note 18 – Business Combinations, of the notes to the consolidated financial statements. We have included the financial results of these in the consolidated financial statements from the date of acquisition. Total assets (excluding goodwill and intangible assets) and total revenues subject to Careem’s, Cornershop’s, Routematch’s and Postmates’s internal control over financial reporting represented approximately 1% and 2% of our consolidated total assets and total revenues as of and for the fiscal year ended December 31, 2020, respectively.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth under the headers “Proposal 1- Election of Directors,” “Executive Officers,” “Board Operations” and “Other Governance Matters” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 (“2021 Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is included under the headers “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the headers “Executive Officers-Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the headers “Board Operations-Certain Relationships and Related Person Transactions” and “Board Operations-Director Independence Determination” in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the header “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements and Schedule” under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.

3.Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		8-K	001-38902	3.1	May 14, 2019
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-38902	3.2	May 14, 2019
4.1	Description of Common Stock.		10-K	001-38902	4.1	March 2, 2020
4.2	Form of common stock certificate of the Registrant.		S-1/A	333-230812	4.1	April 26, 2019
4.5	Indenture, relating to the Registrant’s 8.00% Senior Notes due 2026, by and between the Registrant and U.S. Bank National Association, dated November 7, 2018.		S-1	333-230812	4.5	April 11, 2019
4.6	Form of 8.00% Senior Note due 2026.		S-1	333-230812	4.6	April 11, 2019
4.7	Indenture, dated as of September 17, 2019, by and between the Registrant, Rasier, LLC and U.S. Bank National Association as Trustee.		8-K	001-38902	4.1	September 17, 2019
4.8	Form of Global Note, representing the Registrant’s 7.500% Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	September 17, 2019
4.9	Form of Unsecured Convertible Note.		10-Q	001-38902	4.1	May 8, 2020
4.10	Indenture, dated as of May 15, 2020, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	May 15, 2020
4.11	Form of Global Note, representing the Registrant’s 7.500% Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	May 15, 2020
4.12	Indenture, dated as of September 16, 2020, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	September 16, 2020
4.13	Form of Global Note, representing the Registrant’s 6.250% Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	September 16, 2020
4.14	Indenture, dated as of December 11, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	December 11, 2020
4.15	Form of Global Note, representing the Registrant’s 0% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	December 11, 2020
10.1	Amended and Restated 2010 Stock Plan and related forms of award agreements.		S-1	333-230812	10.1	April 11, 2019
10.2	Amended and Restated 2013 Equity Incentive Plan and related forms of award agreements.		S-1/A	333-230812	10.2	April 26, 2019
10.3	2019 Equity Incentive Plan and related forms of award agreements.		S-1	333-230812	10.3	April 11, 2019
10.4	2019 Employee Stock Purchase Plan.		S-1	333-230812	10.4	April 11, 2019
10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		S-1	333-230812	10.5	April 11, 2019
10.6	2019 Executive Severance Plan.		S-1	333-230812	10.6	April 11, 2019
10.7	Executive Bonus Plan.		S-1	333-230812	10.7	April 11, 2019
10.8	Director Compensation Policy and Stock Ownership Guidelines.		S-1	333-230812	10.8	April 11, 2019
10.9	Temporary Modification to Director Compensation Policy.		10-Q	001-38902	10.3	August 7, 2020
10.10	Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, the Issuing Banks party thereto, and Morgan Stanley Senior Funding, Inc., dated June 26, 2015.		S-1	333-230812	10.14	April 11, 2019

10.11	Amendment No. 1 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated November 17, 2015.		S-1	333-230812	10.15	April 11, 2019
10.12	Amendment No. 2 to Revolving Credit Agreement, by and between the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated December 21, 2015.		S-1	333-230812	10.16	April 11, 2019
10.13	Joinder Agreement to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated March 21, 2016.		S-1	333-230812	10.17	April 11, 2019
10.14	Amendment No. 4 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated July 13, 2016.		S-1	333-230812	10.18	April 11, 2019
10.15	Amendment No. 5 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated June 13, 2018.		S-1	333-230812	10.19	April 11, 2019
10.16	Amendment No. 6 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, each Issuing Bank party thereto, and Morgan Stanley Senior Funding, Inc., dated October 25, 2018.		S-1	333-230812	10.20	April 11, 2019
10.17	Amendment No. 7 to Revolving Credit Agreement, by and among the Registrant, Rasier LLC, the Lenders party thereto, each Issuing Bank party thereto, and Morgan Stanley Senior Funding, Inc., dated June 5, 2020.		10-Q	001-38902	10.1	August 7, 2020
10.18	Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated July 13, 2016.		S-1	333-230812	10.21	April 11, 2019
10.19	Amendment No. 1 to Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated June 13, 2018.		S-1	333-230812	10.22	April 11, 2019
10.20	Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Cortland Capital Market Services LLC, dated April 4, 2018.		S-1	333-230812	10.23	April 11, 2019
10.21+	Google Maps Master Agreement, by and between the Registrant and Google LLC, dated July 13, 2020.		10-Q	001-38902	10.1	November 6, 2020
10.22	Employment Agreement, by and between the Registrant and Dara Khosrowshahi, dated April 9, 2019.		S-1	333-230812	10.28	April 11, 2019
10.23	Letter Agreement Regarding Temporary Base Salary Change Due to COVID-19, by and between the Registrant and Dara Khosrowshahi, dated May 2, 2020.		10-Q	001-38902	10.2	August 7, 2020
10.24	Employment Agreement, by and between the Registrant and Nelson Chai, dated April 9, 2019.		S-1	333-230812	10.30	April 11, 2019
10.25	Addendum to Employment Agreement, by and between the Registrant and Nelson Chai, dated September 1, 2019.		10-K	001-38902	10.29	March 2, 2020
10.26	Addendum to Employment Agreement, by and between the Registrant and Nelson Chai, dated February 28, 2020.		10-K	001-38902	10.30	March 2, 2020
10.27	Employment Agreement, by and between the Registrant and Thuan Pham, dated April 9, 2019.		S-1	333-230812	10.31	April 11, 2019
10.28	Employment Agreement, by and between the Registrant and Nikki Krishnamurthy, dated April 9, 2019.		S-1	333-230812	10.32	April 11, 2019
10.29	Addendum to Employment Agreement, by and between the Registrant and Nikki Krishnamurthy, dated December 18, 2020.	X
10.30‡	Form of employment agreement between the Registrant and its executive officers.		10-Q	001-38902	10.2	November 6, 2020

18.1	Preferability letter, dated March 1, 2021, from PricewaterhouseCoopers LLP, independent registered public accounting firm, regarding a change in the Registrant's accounting policy.	X
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	X
24.1	Power of Attorney (contained on signature page hereto).	X
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
‡This form of employment agreement will be used for all named executive officer employment agreements entered into and effective after July 1, 2020 unless otherwise noted.
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

UBER TECHNOLOGIES, INC.

Date: February 26, 2021	By: /s/ Dara Khosrowshahi
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

Signature	Title	Date

/s/ Dara Khosrowshahi	Chief Executive Officer and Director	February 26, 2021
Dara Khosrowshahi	(Principal Executive Officer)

/s/ Nelson Chai	Chief Financial Officer	February 26, 2021
Nelson Chai	(Principal Financial Officer)

/s/ Glen Ceremony	Chief Accounting Officer and Global Corporate Controller	February 26, 2021
Glen Ceremony	(Principal Accounting Officer)

/s/ Ronald Sugar	Chairperson of the Board of Directors	February 26, 2021
Ronald Sugar

/s/ Revathi Advaithi	Director	February 26, 2021
Revathi Advaithi

/s/ Ursula Burns	Director	February 26, 2021
Ursula Burns

/s/ Robert Eckert	Director	February 26, 2021
Robert Eckert

/s/ Amanda Ginsberg	Director	February 26, 2021
Amanda Ginsberg

/s/ Wan Ling Martello	Director	February 26, 2021
Wan Ling Martello

	Director	February 26, 2021
H.E. Yasir Al-Rumayyan

/s/ John Thain	Director	February 26, 2021
John Thain

/s/ David Trujillo	Director	February 26, 2021
David Trujillo