Form 10-Q
period 2021-03-31
Uber Technologies, Inc
filed 2021-05-06
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of May 3, 2021 was 1,871,760,070.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2020	As of March 31, 2021
Assets
Cash and cash equivalents	$5,647	$4,836
Short-term investments	1,180	819
Restricted cash and cash equivalents	250	247
Accounts receivable, net of allowance of $55 and $57, respectively	1,073	1,075
Prepaid expenses and other current assets	1,215	1,318
Assets held for sale	517	—
Total current assets	9,882	8,295
Restricted cash and cash equivalents	1,494	1,524
Collateral held by insurer	860	752
Investments (including amortized cost of debt securities of $2,281 and $2,281)	9,052	11,794
Equity method investments	1,079	1,127
Property and equipment, net	1,814	1,757
Operating lease right-of-use assets	1,274	1,267
Intangible assets, net	1,564	1,455
Goodwill	6,109	6,352
Other assets	124	332
Total assets	$33,252	$34,655
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$235	$232
Short-term insurance reserves	1,243	1,216
Operating lease liabilities, current	175	171
Accrued and other current liabilities	5,112	5,669
Liabilities held for sale	100	—
Total current liabilities	6,865	7,288
Long-term insurance reserves	2,223	2,224
Long-term debt, net of current portion	7,560	7,801
Operating lease liabilities, non-current	1,544	1,531
Other long-term liabilities	1,306	1,740
Total liabilities	19,498	20,584
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	787	473
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 1,849,794 and 1,867,369 shares issued and outstanding, respectively	—	—
Additional paid-in capital	35,931	36,182
Accumulated other comprehensive income (loss)	(535)	654
Accumulated deficit	(23,130)	(23,238)
Total Uber Technologies, Inc. stockholders' equity	12,266	13,598
Non-redeemable non-controlling interests	701	—
Total equity	12,967	13,598
Total liabilities, redeemable non-controlling interests and equity	$33,252	$34,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2021
Revenue	$3,248	$2,903
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,491	1,710
Operations and support	503	423
Sales and marketing	885	1,103
Research and development	645	515
General and administrative	859	464
Depreciation and amortization	128	212
Total costs and expenses	4,511	4,427
Loss from operations	(1,263)	(1,524)
Interest expense	(118)	(115)
Other income (expense), net	(1,795)	1,710
Income (loss) before income taxes and loss from equity method investments	(3,176)	71
Provision for (benefit from) income taxes	(242)	185
Loss from equity method investments	(12)	(8)
Net loss including non-controlling interests	(2,946)	(122)
Less: net loss attributable to non-controlling interests, net of tax	(10)	(14)
Net loss attributable to Uber Technologies, Inc.	$(2,936)	$(108)
Net loss per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(1.70)	$(0.06)
Diluted	$(1.70)	$(0.06)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	1,724,367	1,858,525
Diluted	1,724,367	1,858,525
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2021
Net loss including non-controlling interests	$(2,946)	$(122)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(148)	33
Change in unrealized gain (loss) on investments in available-for-sale securities	(60)	1,156
Other comprehensive income (loss), net of tax	(208)	1,189
Comprehensive income (loss) including non-controlling interests	(3,154)	1,067
Less: comprehensive loss attributable to non-controlling interests	(10)	(14)
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$(3,144)	$1,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
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

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2020	$787	1,849,794	$—	$35,931	$(535)	$(23,130)	$701	$12,967
Reclassification of the equity component of 2025 Convertible Notes to liability upon adoption of ASU 2020-06	—	—	—	(243)	—		—	(243)
Exercise of stock options	—	3,518	—	35	—	—	—	35
Stock-based compensation	—	—	—	287	—	—	—	287
Issuance of common stock for settlement of Careem Convertible Notes	—	2,872	—	158	—	—	—	158
Issuance of common stock as consideration for acquisition	—	505	—	28	—	—	—	28
Issuance of common stock for settlement of RSUs	—	10,924	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(244)	—	(14)	—	—	—	(14)
Recognition of non-controlling interest upon acquisition	56	—	—	—	—	—	—	—
Derecognition of non-controlling interests upon divestiture	(356)	—	—	—	—	—	(701)	(701)
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	1,156	—	—	1,156
Foreign currency translation adjustment	—	—	—	—	33	—	—	33
Net loss	(14)	—	—	—	—	(108)	—	(108)
Balance as of March 31, 2021	$473	1,867,369	$—	$36,182	$654	$(23,238)	$—	$13,598
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2021
Cash flows from operating activities
Net loss including non-controlling interests	$(2,946)	$(122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	212
Bad debt expense	22	23
Stock-based compensation	277	281
Gain on business divestitures	(154)	(1,684)
Deferred income taxes	(273)	120
Loss from equity method investments, net	12	8
Unrealized (gain) loss on debt and equity securities, net	114	(63)
Impairment of debt and equity securities	1,863	—
Impairments of goodwill, long-lived assets and other assets	193	16
Unrealized foreign currency transactions	7	13
Other	10	65
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	444	(35)
Prepaid expenses and other assets	29	(67)
Collateral held by insurer	92	108
Operating lease right-of-use assets	57	38
Accounts payable	(46)	(3)
Accrued insurance reserves	77	(27)
Accrued expenses and other liabilities	(320)	556
Operating lease liabilities	(49)	(50)
Net cash used in operating activities	(463)	(611)
Cash flows from investing activities
Purchases of property and equipment	(198)	(71)
Purchases of marketable securities	(493)	(336)
Purchases of non-marketable equity securities	(10)	(803)
Purchase of note receivable	—	(216)
Proceeds from maturities and sales of marketable securities	100	696
Proceeds from sale of non-marketable equity securities	—	500
Acquisition of businesses, net of cash acquired	(1,346)	(28)
Return of capital from equity method investee	91	—
Other investing activities	—	8
Net cash used in investing activities	(1,856)	(250)
Cash flows from financing activities
Principal repayment on Careem Notes	—	(194)
Principal payments on finance leases	(60)	(47)
Other financing activities	(3)	15
Net cash used in financing activities	(63)	(226)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(156)	(46)

Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(2,538)	(1,133)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	12,067	7,391
Reclassification from assets held for sale during the period	—	349
End of period	$9,529	$6,607

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$8,165	$4,836
Restricted cash and cash equivalents-current	193	247
Restricted cash and cash equivalents-non-current	1,171	1,524
Total cash and cash equivalents, and restricted cash and cash equivalents	$9,529	$6,607

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$91	$84
Income taxes, net of refunds	36	22
Non-cash investing and financing activities:
Ownership interest received in exchange for the divestitures	171	1,018
Conversion of convertible notes to common stock	—	158
Issuance of Careem Notes including the holdback amount	1,634	—
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in our Annual Report on Form 10-K.
In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, comprehensive loss, cash flows and the change in equity for the periods presented.
There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021 that have had a material impact on our condensed consolidated financial statements and related notes, except for an update reflecting the new accounting standard related to debt with conversion and other options.
In March 2020, the World Health Organization declared the outbreak of the coronavirus disease COVID-19 (“COVID-19”) a pandemic. COVID-19 has rapidly impacted market and economic conditions globally. The evolving nature of COVID-19 pandemic and the extent of its impact across industries and geographies, including the duration and spread of the outbreak, continue to be uncertain and cannot be predicted. Therefore, the results of operations for the three months ended March 31, 2020 and 2021 may not be indicative of the results to be expected for subsequent quarters and the full fiscal year.
Basis of Consolidation
Our condensed consolidated financial statements include the accounts of Uber Technologies, Inc. and entities consolidated under the variable interest and voting models. All intercompany balances and transactions have been eliminated. Refer to Note 13 – Variable Interest Entities for further information.
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
Recently Adopted Accounting Pronouncements
In January 2020, the FASB issued ASU 2020-01, “Investments-Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815,” which clarifies the interaction of the accounting for equity investments under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. We adopted the new standard on January 1, 2021 on a prospective basis. The adoption of the new standard did not have a material impact on our condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which reduced the number of models used to account for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that would have previously been accounted for as derivatives and modifies the diluted earnings per share calculations for convertible instruments. We early adopted the new standard on January 1, 2021 on a modified retrospective basis. Refer to Note 6 – Long-Term Debt and Revolving Credit Arrangements for the impact of adoption on our 2025 Convertible Notes and Note 10 – Net Income (Loss) Per Share for the impact on our earnings per share calculation.
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
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended March 31,
	2020	2021
Mobility revenue	$2,467	$853
Delivery revenue	527	1,741
Freight revenue	199	301
All Other revenue	55	8
Total revenue	$3,248	$2,903

	Three Months Ended March 31,
	2020	2021
United States and Canada	$2,075	$1,849
Latin America ("LatAm")	478	302
Europe, Middle East and Africa ("EMEA")	473	225
Asia Pacific ("APAC")	222	527
Total revenue	$3,248	$2,903
Revenue from Contracts with Customers
Mobility Revenue
We derive revenue primarily from fees paid by Mobility Drivers for the use of our platform(s) and related service to facilitate and complete Mobility transactions.
In certain markets, we charge end-users a fee for connection services obtained via the platform. We recognized total revenue $149 million and $45 million associated with these fees for the three months ended March 31, 2020 and 2021, respectively.
Mobility revenue also includes immaterial revenue streams such as our Uber for Business (“U4B”) and financial partnerships products.
Delivery Revenue
We derive revenue for Delivery from Merchants’ and Delivery People’s use of the Delivery platform and related service to facilitate and complete Delivery transactions.
Additionally, in certain markets where we are responsible for delivery services, delivery fees charged to end-users are also included in revenue, while payments to Delivery People in exchange for delivery services are recognized in cost of revenue. In these markets, we recognized revenue from end-users of $1 million and $88 million for the three months ended March 31, 2020 and 2021, respectively, and cost of revenue, exclusive of depreciation and amortization of $54 million and $339 million for the three months ended March 31, 2020 and 2021, respectively, for these delivery transactions.
Freight Revenue
Freight revenue consists of revenue from freight transportation services provided to shippers.
All Other Revenue
All Other revenue primarily includes collaboration revenue related to our Advanced Technologies Group (“ATG”) business and revenue from our New Mobility offerings and products.
ATG collaboration revenue was related to a three-year joint collaboration agreement we entered into in 2019. During the first quarter of 2021, we completed the sale of Apparate USA LLC (“Apparate” or the “ATG Business”) to Aurora Innovation, Inc. (“Aurora”). Refer to Note 16 – Divestiture for further information.
New Mobility offerings and products provided users access to rides through a variety of modes, including dockless e-bikes and e-scooters (“New Mobility”), platform incubator group offerings and other immaterial revenue streams. After the JUMP divestiture during the second quarter of 2020, revenue from New Mobility products, including dockless e-bikes, were no longer material.
Contract Balances and Remaining Performance Obligation
Contract liabilities represents consideration collected prior to satisfying the performance obligations. As of March 31, 2021, we had $220 million of contract liabilities included in accrued and other current liabilities as well as other long-term liabilities on the condensed consolidated balance sheet. Revenue recognized from these contracts during the three months ended March 31, 2020 and 2021 was not material.
Our remaining performance obligation is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of March 31, 2021	$67	$153	$220

Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2020	March 31, 2021
Classified as short-term investments:
Marketable debt securities (1):
Commercial paper	$457	$338
U.S. government and agency securities	429	322
Corporate bonds	294	159
Short-term investments	$1,180	$819

Classified as investments:
Non-marketable equity securities:
Didi	$6,299	$5,876
Aurora (2)	—	1,677
Other (3)	329	569
Non-marketable debt securities:
Grab (4)	2,341	3,591
Note receivable from a related party	83	81
Investments	$9,052	$11,794
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.
(2) For further information, see the section titled “Aurora Investments” below and Note 16 – Divestiture.
(3) These balances include certain investments recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.
(4) Recorded at fair value with changes in fair value recorded in other comprehensive income (loss), net of tax, unless subject to credit loss.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2020				As of March 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$2,386	$—	$—	$2,386	$2,155	$—	$—	$2,155
Commercial paper	—	611	—	611	—	440	—	440
U.S. government and agency securities	—	542	—	542	—	322	—	322
Corporate bonds	—	323	—	323	—	181	—	181
Non-marketable debt securities	—	—	2,341	2,341	—	—	3,591	3,591
Non-marketable equity securities	—	—	52	52	—	—	1,723	1,723
Note receivable from a related party	—	—	83	83	—	—	81	81
Total financial assets	$2,386	$1,476	$2,476	$6,338	$2,155	$943	$5,395	$8,493
During the three months ended March 31, 2021, we did not make any transfers between the levels of the fair value hierarchy.

The following table summarizes the amortized cost and fair value of our debt securities with a stated contractual maturity or redemption date (in millions):

	As of March 31, 2021
	Amortized Cost	Fair Value
Within one year	$931	$932
One year through five years	2,292	3,602
Total	$3,223	$4,534
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities at fair value on a recurring basis (in millions):

	As of December 31, 2020				As of March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$611	$—	$—	$611	$440	$—	$—	$440
U.S. government and agency securities	542	—	—	542	322	—	—	322
Corporate bonds	322	1	—	323	180	1	—	181
Non-marketable debt securities	2,281	60	—	2,341	2,281	1,310	—	3,591
Total	$3,756	$61	$—	$3,817	$3,223	$1,311	$—	$4,534
As of December 31, 2020 and March 31, 2021, there were no allowance for credit losses related to our available-for-sale debt securities.
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
As of December 31, 2020 and March 31, 2021, our Level 3 non-marketable debt securities and non-marketable equity securities primarily consist of common stock investments and preferred stock investments in privately held companies without readily determinable fair values.
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
Once the fair value of the investee is estimated, an option-pricing model (“OPM”), a common stock equivalent (“CSE”) method or a hybrid approach is employed to allocate value to various classes of securities of the investee, including the class owned by us. The model involves making assumptions around the investees’ expected time to liquidity and volatility.
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
Grab Investment
To determine the fair value of our investment in Grab as of March 31, 2021, we utilized a hybrid approach, incorporating a CSE method along with an OPM. The CSE method assumes an if-converted scenario (for example an initial public offering (“IPO”) or a special purpose acquisition company transaction), where the OPM approach allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences. As a result of the valuation performed, we recognized unrealized gains of $1.3 billion in other comprehensive income (loss), net of tax in our condensed consolidated statement of comprehensive income (loss) during the three months ended March 31, 2021.

The following table summarizes information about the significant unobservable inputs used in the fair value measurement for our Grab investment as of March 31, 2021:

Fair value method	Relative weighting	Key unobservable inputs
OPM	45%	Transaction price per share	$6.16
		Volatility	67%
		Estimated time to liquidity	1.5 years
CSE	55%	Discount rate	25%
		Estimated time to liquidity	0.5 - 1 years
Aurora Investments
On January 19, 2021, we completed the sale of our ATG Business to Aurora. As consideration for the sale of our ATG Business to Aurora, we received common stock in Aurora. Concurrently, we invested in Aurora in exchange for Aurora preferred stock. For further information, refer to Note 16 – Divestiture.
We hold one seat on Aurora’s board of directors and have the ability to hold a second seat, which, along with our common and preferred stock ownership (our “Aurora Investments”) generate significant influence. We elected to apply the fair value option to our Aurora common stock and preferred stock investments in order to provide consistency of accounting treatment to our Aurora Investments. The Aurora Investments are measured at fair value on a recurring basis with changes in fair value reflected in other income (expense), net, in the condensed consolidated statements of operations.
The fair value of the Aurora Investments as of March 31, 2021 of $1.7 billion was determined by referencing a recent financing transaction used as an input to an OPM. Other key unobservable inputs to the OPM were volatility of 65% and time to liquidity of 4.75 years.
Financial Assets Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets measured and recorded at fair value on a recurring basis as of March 31, 2021, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Debt Securities	Non-marketable Equity Security	Note Receivables
Balance as of December 31, 2020	$2,341	$52	$83
Total net gains (losses)
Included in earnings	—	(6)	(2)
Included in other comprehensive income (loss)	1,250	—	—
Purchases	—	1,677	—
Balance as of March 31, 2021	$3,591	$1,723	$81
Assets Measured at Fair Value on a Non-Recurring Basis
Non-Financial Assets
Our non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable fair values and primarily relate to our investments in Didi. The carrying value of our non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the condensed consolidated statements of operations. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because we estimate the fair value of these securities based on valuation methods, including the CSE and OPM methods, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities we hold.
During the three months ended March 31, 2021, we completed the sale of $500 million of our Didi shares and realized immaterial gains from this transaction. Since this transaction qualified as an observable price change in orderly transactions for an identical or similar investment of the same issuer, we recorded immaterial unrealized gains from remeasurement of the carrying value of the remaining Didi shares based on the selling price of the shares in this transaction during the three months ended March 31, 2021.

We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three months ended March 31, 2020.
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the condensed consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities (in millions):

	Three Months Ended March 31,
	2020	2021
Upward adjustments	$—	$71
Downward adjustments (including impairment)	(1,690)	—
Total unrealized gain (loss) for non-marketable equity securities	$(1,690)	$71
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2020	March 31, 2021
Initial cost basis	$6,282	$6,060
Upward adjustments	1,984	1,900
Downward adjustments (including impairment)	(1,690)	(1,561)
Total carrying value at the end of the period	$6,576	$6,399

Note 4 – Leases
The components of our lease expense were as follows (in millions):

	Three Months Ended March 31,
	2020	2021
Lease cost
Finance lease cost:
Amortization of assets	$44	$52
Interest on lease liabilities	4	4
Operating lease cost	95	77
Short-term lease cost	6	3
Variable lease cost	30	21
Sublease income	(1)	—
Total lease cost	$178	$157
We did not enter into nor commence any new material operating or finance leases during the three months ended March 31, 2021. The assumptions used to value leases for the periods presented were as follows:

	As of
	December 31, 2020	March 31, 2021
Weighted-average remaining lease term
Operating leases	16 years	16 years
Finance leases	2 years	2 years
Weighted-average discount rate
Operating leases	7.0%	7.1%
Finance leases	5.4%	5.3%

Maturities of lease liabilities were as follows (in millions):

	As of March 31, 2021
	Operating Leases	Finance Leases
Remainder of 2021	$142	$137
2022	309	110
2023	280	27
2024	237	1
2025	192	—
Thereafter	2,112	—
Total undiscounted lease payments	3,272	275
Less: imputed interest	(1,570)	(14)
Total lease liabilities	$1,702	$261
As of March 31, 2021, we had additional operating leases and finance leases, primarily for corporate offices and servers, that have not yet commenced of $477 million and $3 million, respectively. These operating and finance leases will commence between fiscal years 2021 and 2023 with lease terms ranging from 3 to 11 years.
Note 5 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2021 (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2020	$2,562	$3,547	$—	$6,109
Acquisitions	—	61	—	61
Measurement period adjustment (1)	—	170	—	170
Foreign currency translation adjustment	12	—	—	12
Balance as of March 31, 2021	$2,574	$3,778	$—	$6,352
(1) Refer to Note 15 – Business Combinations.

Intangible Assets
The components of intangible assets, net as of December 31, 2020 and March 31, 2021 were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2020
Rider and Merchant relationships	$1,007	$(81)	$926	8
Developed technology	529	(69)	460	2
Trade names and trademarks	183	(16)	167	7
Patents	15	(6)	9	8
Other	5	(3)	2	0
Intangible assets	$1,739	$(175)	$1,564

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
March 31, 2021
Rider and Merchant relationships	$1,035	$(124)	$911	7
Developed technology	484	(111)	373	2
Trade names and trademarks	183	(23)	160	6
Patents	15	(6)	9	8
Other	5	(3)	2	0
Intangible assets	$1,722	$(267)	$1,455
Amortization expense for intangible assets subject to amortization was $28 million and $92 million for the three months ended March 31, 2020 and 2021, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2021 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2021	$316
2022	365
2023	206
2024	160
2025	79
Thereafter	317
Total	$1,443
Note 6 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2020	March 31, 2021	Effective Interest Rates	Maturities
2016 Senior Secured Term Loan	$1,101	$—	—%	—
2018 Senior Secured Term Loan	1,463	—	—%	—
2025 Refinanced Term Loan	—	1,459	3.8%	April 4, 2025
2027 Refinanced Term Loan	—	1,098	3.8%	February 25, 2027
2025 Senior Note	1,000	1,000	7.7%	May 15, 2025
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2025 Convertible Note	1,150	1,150	0.2%	December 15, 2025
Total debt	7,914	7,907
Less: unamortized discount and issuance costs	(327)	(79)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$7,560	$7,801
2016 and 2018 Senior Secured Term Loans Refinancing
On February 25, 2021, we entered into a refinancing transaction under which we borrowed $2.6 billion pursuant to an amendment to the 2016 Senior Secured Term Loan agreement, the proceeds of which were used to repay in full all previously outstanding loans under the 2016 Senior Secured Term Loan agreement and the 2018 Senior Secured Term Loan agreement. The $2.6 billion is comprised of (i) a $1.1 billion tranche with a maturity date of February 25, 2027, replacing the 2016 Senior Secured Term Loan as a Refinancing Term Loan (the “2027 Refinanced Term Loan”), and (ii) a $1.5 billion tranche with a maturity date of April 4, 2025, replacing the 2018 Senior Secured Term Loan as an Incremental Term Loan (the “2025 Refinanced Term Loan”). The refinancing transaction qualified as a debt modification that did not result in an extinguishment.
The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan are guaranteed by certain of our material domestic restricted subsidiaries. The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of March 31, 2021. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair values of our 2025 Refinanced Term Loan and 2027 Refinanced Term Loan were $1.5 billion and $1.1 billion, respectively, as of March 31, 2021 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
Prior to the adoption of ASU 2020-06, the proceeds from the issuance of the 2025 Convertible Notes were allocated between the conversion feature recorded as equity and the liability for the notes themselves. The difference of $243 million between the principal amount of the 2025 Convertible Notes and the liability component (the “debt discount”) was to be amortized to interest expense using the effective interest method over the term of the 2025 Convertible Notes. The equity component of the 2025 Convertible Notes was included in additional paid-in capital in the consolidated balance sheet as of December 31, 2020 and was not to be remeasured as long as it continued to meet the conditions for equity classification. To determine the fair value of the liability component of the 2025 Convertible Notes as of the pricing date, we used the binomial model with inputs of time to maturity, conversion ratio, our stock price, risk free rate and volatility.
Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. The adoption of this standard resulted in a decrease to additional paid-in capital of $243 million and an increase to our 2025 Convertible Notes by the same amount. At adoption, there was no adjustment recorded to the opening accumulated deficit as the cumulative effect was immaterial. Interest expense recognized in future periods will be reduced as a result of accounting for the 2025 Convertible Notes as a single liability measured at its amortized cost.

The fair value of our 2025 Convertible Notes was $1.2 billion as of March 31, 2021 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
The 2025, 2026, 2027 and 2028 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of March 31, 2021.
The following table presents the fair values of our Senior Notes as of March 31, 2021, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of March 31, 2021
2025 Senior Note	$1,079
2026 Senior Note	1,626
2027 Senior Note	1,326
2028 Senior Note	541
Total	$4,572
The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long term debt, for the three months ended March 31, 2020 and 2021 (in millions):

	Three Months Ended March 31,
	2020	2021
Contractual interest coupon	$105	$111
Amortization of debt discount and issuance costs	3	7
Total interest expense from long-term debt	$108	$118
Revolving Credit Arrangements
We have a revolving credit agreement initially entered in 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of March 31, 2021, there was no balance outstanding on the Revolving Credit Facility.
Letters of Credit
As of December 31, 2020 and March 31, 2021, we had letters of credit outstanding of $649 million and $680 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $233 million and $264 million, respectively.

Note 7 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2020	March 31, 2021
Other receivables	$464	$542
Other	751	776
Prepaid expenses and other current assets	$1,215	$1,318
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2020	March 31, 2021
Accrued legal, regulatory and non-income taxes	$1,811	$2,559
Accrued Drivers and Merchants liability	651	594
Income and other tax liabilities	203	238
Other	2,447	2,278
Accrued and other current liabilities	$5,112	$5,669
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2020	March 31, 2021
Deferred tax liabilities	$818	$1,023
Other	488	717
Other long-term liabilities	$1,306	$1,740
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2021 were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2019	$(231)	$44	$(187)
Other comprehensive income (loss) before reclassifications	(148)	(60)	(208)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(148)	(60)	(208)
Balance as of March 31, 2020	$(379)	$(16)	$(395)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2020	$(581)	$46	$(535)
Other comprehensive income (loss) before reclassifications	33	1,156	1,189
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	33	1,156	1,189
Balance as of March 31, 2021	$(548)	$1,202	$654
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended March 31,
	2020	2021
Interest income	$38	$5
Foreign currency exchange gains (losses), net	(28)	(25)
Gain on business divestitures (1)	154	1,684
Unrealized gain (loss) on debt and equity securities, net (2)	(114)	63
Impairment of debt and equity securities (3)	(1,863)	—
Other, net	18	(17)
Other income (expense), net	$(1,795)	$1,710
(1) During the three months ended March 31, 2020, gain on business divestitures represents a $154 million gain on the sale of our Uber Eats India operations to Zomato Media Private Limited (“Zomato”). During the three months ended March 31, 2021, gain on business divestitures represents a $1.6 billion gain on the sale of our ATG Business to Aurora. Refer to Note 16 – Divestiture for further information.
(2) During the three months ended March 31, 2020 and 2021, we recorded changes to the fair value of investments in securities accounted for under the fair value option.
(3) During the three months ended March 31, 2020, we recorded an impairment charge of $1.9 billion, primarily related to our investment in Didi, and a $173 million allowance for credit loss recorded on our investment in Grab.

Note 8 – Stockholders' Equity
Equity Compensation Plans
We maintain four equity compensation plans that provide for the issuance of shares of our common stock to our officers and other employees, directors, and consultants: the 2010 Stock Plan (the “2010 Plan”), the 2013 Equity Incentive Plan (the “2013 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and the 2019 Employee Stock Purchase Plan (the “ESPP”), which have all been approved by stockholders. Following our IPO in 2019, we have only issued awards under the 2019 Plan and the ESPP, and no additional awards will be granted under the 2010 and 2013 Plans. These plans provide for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance-based awards, and other awards (that are based in whole or in part by reference to our common stock).
Stock Option and SAR Activity
A summary of stock option and SAR activity for the three months ended March 31, 2021 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2020	229	28,734	$12.87	4.97	$1,104
Granted	—	891	$14.68
Exercised	(21)	(3,390)	$10.57
Canceled and forfeited	(1)	(162)	$19.28
As of March 31, 2021	207	26,073	$13.19	4.26	$1,086
Vested and expected to vest as of March 31, 2021	151	19,476	$8.57	3.57	$902
Exercisable as of March 31, 2021	151	19,476	$8.57	3.57	$902
RSU Activity
The following table summarizes the activity related to our RSUs for the three months ended March 31, 2021 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2020	83,736	$34.17
Granted	19,108	$59.44
Vested	(11,091)	$34.75
Canceled and forfeited	(9,607)	$34.64
Unvested and outstanding as of March 31, 2021	82,146	$39.95
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the three months ended March 31, 2020 and 2021 (in millions):

	Three Months Ended March 31,
	2020	2021
Operations and support	$25	$28
Sales and marketing	14	22
Research and development	167	133
General and administrative	71	98
Total	$277	$281
As of March 31, 2021, there was $3.0 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.13 years.

The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements were not material during the three months ended March 31, 2020 and 2021, respectively.
Note 9 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $(242) million and $185 million for the three months ended March 31, 2020 and 2021, respectively. During the three months ended March 31, 2020, the income tax benefit was primarily driven by the deferred U.S. tax impact of the impairment charges related to our investments in Didi and Grab, the deferred China tax impact of the impairment charge related to our investment in Didi, and to a lesser extent, the benefit of U.S. losses and current tax on foreign earnings. During the three months ended March 31, 2021, the income tax expense was primarily driven by current tax on foreign earnings, the deferred U.S. tax impact related to our investment in Aurora upon the sale of our ATG Business, offset by a partial benefit from U.S. losses. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on our U.S. and Netherlands’ deferred tax assets, foreign tax rate differences, and deferred taxes related to our investment in Aurora upon the sale of our ATG Business. Refer to Note 16 - Divestiture for further information regarding the sale of our ATG Business.
During the three months ended March 31, 2021, the amount of gross unrecognized tax benefits increased by $112 million, of which approximately $52 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $60 million of unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are also under routine examination by federal, various state and foreign tax authorities. We believe that adequate amounts have been reserved in these jurisdictions. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state or foreign tax authorities to the extent utilized in a future period. For our major tax jurisdictions, the tax years 2002 through 2021 remain open; the major tax jurisdictions are the U.S., Brazil, Netherlands, and Australia.
Although the timing of the resolution and/or closure of audits is highly uncertain, we do not expect any material changes to our unrecognized tax benefits within the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through March 31, 2021. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
Note 10 – Net Income (Loss) Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the periods presented. Diluted net loss per share is computed by giving effect to all potential weighted average dilutive common stock. The dilutive effect of outstanding awards and convertible securities is reflected in diluted net loss per share by application of the treasury stock method. Since we were in a loss position for the three months ended March 31, 2020 and 2021, basic net loss per share was the same as diluted net loss per share for the periods presented.
We take into account the effect on consolidated net loss per share of dilutive securities of entities in which we hold equity interests that are accounted for using the equity method.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended March 31,
	2020	2021
Basic net loss per share:
Numerator
Net loss including non-controlling interests	$(2,946)	$(122)
Add: net loss attributable to non-controlling interests, net of tax	(10)	(14)
Net loss attributable to common stockholders	$(2,936)	$(108)
Denominator
Basic weighted-average common stock outstanding	1,724,367	1,858,525
Basic net loss per share attributable to common stockholders (1)	$(1.70)	$(0.06)
Diluted net loss per share:
Numerator
Diluted net loss attributable to common stockholders	$(2,936)	$(108)
Denominator
Diluted weighted-average common stock outstanding	1,724,367	1,858,525
Diluted net loss per share attributable to common stockholders (1)	$(1.70)	$(0.06)
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. Upon adoption, we use the if-converted method and presume share settlement for our 2025 Convertible Notes and our non-interest bearing unsecured convertible notes related to the acquisition of Careem (“Careem Notes”) when calculating the dilutive effect of these notes.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	As of March 31,
	2020	2021
Freight Holdings contingently redeemable preferred stock	—	13,586
Convertible notes	30,387	22,013
RSUs	115,206	82,146
Stock options	31,285	26,073
Common stock subject to repurchase	109	28
RSUs to settle fixed monetary awards	248	—
Shares committed under ESPP	5,452	2,084
Warrants to purchase common stock	126	126
Total	182,813	146,056

Note 11 – Segment Information and Geographic Information
We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance.
As of the first quarter of 2021, our three operating and reportable segments are as follows:

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
In January 2021, we sold our ATG Business to Aurora. Our ATG Business was included in the ATG and Other Technology Programs segment prior to this transaction. As a result of the sale, ATG and Other Technology Programs segment was no longer a reportable segment. Beginning in the first quarter of 2021, results of ATG and Other Technology Programs are included within All Other. Refer to Note 16 – Divestiture for further information regarding the sale of our ATG Business.
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

	Three Months Ended March 31,
	2020	2021
Segment adjusted EBITDA:
Mobility	$581	$298
Delivery	(313)	(200)
Freight	(64)	(29)
All Other (1)	(171)	(11)
Total segment adjusted EBITDA	33	58
Reconciling items:
Corporate G&A and Platform R&D (2), (3)	(645)	(417)
Depreciation and amortization	(128)	(212)
Stock-based compensation expense	(277)	(281)
Legal, tax, and regulatory reserve changes and settlements	(19)	(551)
Goodwill and asset impairments/loss on sale of assets	(193)	(57)
Acquisition, financing and divestitures related expenses	(10)	(36)
Accelerated lease costs related to cease-use of ROU assets	—	(2)
COVID-19 response initiatives	(24)	(26)
Loss from operations	$(1,263)	$(1,524)
(1) Includes ATG and Other Technology Programs and historical results of New Mobility.
(2) Excluding stock-based compensation expense.
(3) Includes costs that are not directly attributable to our reportable segments. Corporate G&A also includes certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs. Platform R&D also includes mapping and payment technologies and support and development of the internal technology infrastructure. Our allocation methodology is periodically evaluated and may change.

Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal or grocery order delivered. The following table sets forth revenue by geographic area for the three months ended March 31, 2020 and 2021 (in millions):

	Three Months Ended March 31,
	2020	2021
United States	$1,952	$1,683
France	134	391
All other countries	1,162	829
Total revenue	$3,248	$2,903
Revenue grouped by offerings and geographical region is included in Note 2 – Revenue.
Note 12 – Commitments and Contingencies
Purchase Commitments
We have commitments for network and cloud services, background checks, and other items in the ordinary course of business with varying expiration terms through 2024. These amounts are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.
As of March 31, 2021, there were no material changes to our purchase commitments disclosed in the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2020 and March 31, 2021, we had recorded aggregate liabilities of $1.8 billion and $2.6 billion, respectively, of which $1.3 billion and $1.2 billion relate to non-income tax matters, respectively, in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
On August 10, 2020, the Court issued a preliminary injunction order prohibiting us from classifying drivers as independent contractors and from violating various wage and hour laws. The injunction was stayed pending appeal. On October 22, 2020, the Court of Appeal affirmed the lower court’s ruling, and we filed a petition for review of the decision with the California Supreme

Court. The petition was based upon the passage of Proposition 22 by California voters in November 2020, and requested that the Court of Appeal opinion be vacated because AB5’s application to Uber was superseded by Proposition 22.
Proposition 22 is a state ballot initiative that provides a framework for drivers that use platforms like ours to qualify as independent workers. As a result of the passage of Proposition 22, Drivers are able to maintain their status as independent contractors under California law, and we and our competitors are required to comply with the provisions of Proposition 22. Proposition 22 went into effect on December 16, 2020.
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation, which was filed with the court clerk on April 20, 2021. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. We intend to continue to vigorously defend ourselves. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. The complaint was served on July 20, 2020 and Uber filed a motion to dismiss the complaint on September 24, 2020, which was denied on March 25, 2021. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
Postmates Arbitrations
We have received demands or have been threatened with demands for individual arbitration on behalf of Delivery People who claim to be misclassified as independent contractors by Postmates. These claims expose us to wage and hour and related liabilities for each individual who has filed a demand. The ultimate resolution of the arbitrations is uncertain and the amount accrued for this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheets, with a corresponding increase to goodwill, based on facts and circumstances in existence as of the effective date of the acquisition.
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
On February 19, 2021, the Supreme Court of the UK upheld the tribunal ruling that the Drivers using the app in 2016 were workers for UK employment law purposes. Damages include back pay including holiday pay and minimum wage. Additional claimants have also filed and each claimant will be required to bring their own separate action to an employment tribunal to determine whether they met the “worker” classification and if so, how much each claimant will be awarded.
On March 16, 2021, we announced that more than 70,000 drivers in the UK will be treated as workers, earning at least the National Living Wage when driving with Uber. They will also be paid for holiday time and all those eligible will be automatically enrolled into a pension plan. We have also initiated a settlement process with drivers in the UK to resolve historical claims relating to their classification under UK law. In addition, we expect to be subject to historical pension contributions, which requires our separate engagement with the UK pension regulator. While the ultimate resolution of these matters are uncertain, we have recorded an accrual for these matters within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2021.
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
Other Legal and Regulatory Matters
We have been subject to various government inquiries and investigations surrounding the legality of certain of our business practices, compliance with antitrust, Foreign Corrupt Practices Act and other global regulatory requirements, labor laws, securities laws, data protection and privacy laws, and the infringement of certain intellectual property rights. We have investigated many of these matters and we are implementing a number of recommendations to our managerial, operational and compliance practices, as well as strengthening our overall governance structure. In many cases, we are unable to predict the outcomes and implications of these inquiries and investigations on our business which could be time consuming, costly to investigate and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact our business, reputation, financial condition and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
Indemnifications
In the ordinary course of business, we often include standard indemnification provisions in our arrangements with third parties. Pursuant to these provisions, we may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with their activities or non-compliance with certain representations and warranties made by us. In addition, we have entered into indemnification agreements with our officers, directors, and certain current and former employees, and our certificate of incorporation and bylaws contain certain indemnification obligations. It is not possible to determine the maximum potential loss under these indemnification provisions / obligations because of the unique facts and circumstances involved in each particular situation.
Note 13 – Variable Interest Entities
Variable interest entities (“VIEs”) are legal entities that lack sufficient equity to finance their activities without future subordinated financial support.
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. We are the primary beneficiary because we have the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we consolidate the assets and liabilities of these VIEs.
Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2020 and March 31, 2021 were $1.2 billion and $668 million, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2020 and March 31, 2021 were not material.
Freight Holding
As of March 31, 2021, we own the majority of the issued and outstanding capital stock of Uber Freight Holding Corporation, our majority-owned subsidiary (“Freight Holding”) and report non-controlling interest as further described in Note 14 – Non-Controlling Interests.
Divestiture of ATG Business and Aurora Investments
As of December 31, 2020, we consolidated the ATG Business’ assets and liabilities and reported non-controlling interests. The common units held by us in the ATG Business were determined to be a variable interest. We determined that the ATG Business was a VIE as it lacked sufficient equity to finance its activities without future subordinated financial support. We had the power to direct the activities that most significantly impacted the economic performance of the ATG Business, and, as a result, we were the primary beneficiary of the ATG Business.
On January 19, 2021, we completed the sale of the ATG Business to Aurora. Refer to the section titled “Unconsolidated VIEs” below for additional information on Aurora. Refer to Note 16 – Divestiture for further information on the sale of the ATG Business.
Careem Qatar and Morocco
The assets and operations in Careem Qatar and Morocco (collectively “Non-Transferred Countries”), have not yet been transferred to us as of March 31, 2021. Transfer of the assets and operations of the Non-Transferred Countries will be subject to a delayed closing pending timing of regulatory approval. We have rights to all residual interests in the entities comprising the Non-Transferred Countries which is considered a variable interest. We are exposed to losses and residual returns of the entities comprising the Non-Transferred Countries through the right to all of the proceeds from either the divestiture or the eventual legal transfer upon regulatory approval of the entities comprising the Non-Transferred Countries.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amount of assets recognized on the condensed consolidated balance sheets related to unconsolidated VIEs was $308 million and $2.2 billion as of December 31, 2020 and March 31, 2021, respectively, and represents our maximum exposure to loss associated with the unconsolidated VIEs.
Zomato
Zomato is incorporated in India with the purposes of providing food delivery services. On January 21, 2020, we acquired compulsorily convertible cumulative preference shares of Zomato in exchange for Uber’s food delivery operations in India (“Uber

Eats India”), and a note receivable for reimbursement of goods and services tax. We are exposed to Zomato’s economic risks and rewards through our investment and note receivable which represent variable interests.
Lime
Neutron Holdings, Inc. (“Lime”) is incorporated in Delaware for the purpose of owning and operating a fleet of dockless e-bikes and e-scooters for short-term access use by consumers for personal transportation. On May 7, 2020, we entered into a series of transactions and agreements with Lime to divest our JUMP business and acquired ownership in Lime comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”). We are exposed to Lime’s economic risks and rewards through our ownership of the 2020 Lime Investments, which represent variable interests.
Cornershop: CS-Mexico
As of December 31, 2020, Cornershop Cayman’s (“Cornershop”) business operations in Mexico (“CS-Mexico”) were determined to be a variable interest. We were exposed to CS-Mexico’s economic risks and rewards however, we were not the primary beneficiary and we did not consolidate CS-Mexico.
In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, Cornershop Global (“CS-Global”), an entity which held all of Cornershop business operations, except for those in Mexico, exercised a call option and acquired 100% of the outstanding equity interest in CS-Mexico. Uber owns 55% of CS-Mexico through its ownership in CS-Global. The acquisition of CS-Mexico by CS-Global triggered a reconsideration event and we reevaluated if CS-Mexico still met the definition of a VIE. As of March 31, 2021, we determined that CS-Mexico was no longer a VIE when it was acquired by CS-Global, which has sufficient equity to operate without the need for subordinated financial support.
Aurora
In January 2021, we sold our ATG Business to Aurora. After the sale, we hold equity interests in Aurora through our Aurora Investments. As of March 31, 2021, the fair value of our Aurora Investments was $1.7 billion and is included in investments on the condensed consolidated balance sheet. Refer Note 3 – Investments and Fair Value Measurement for additional information regarding the accounting for our Aurora Investments and Note 16 – Divestiture for additional information regarding the sale of our ATG Business.
Aurora is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Aurora’s economic risks and rewards through our equity interests, which represent variable interests.
Moove
On February 12, 2021 (the “Moove Closing Date”), we entered into and completed a series of agreements with Garment Investments S.L. dba Moove (“Moove”) including (i) an equity investment, through preferred shares, in which Uber acquired a 30% minority interest in Moove from its current shareholders at closing and up to approximately $185 million contingent on future performance of Moove and certain other conditions through the eighth anniversary of the agreement, (ii) a term loan of $213 million to Moove, due February 2026, and (iii) a commercial partnership agreement. Also included in the agreements is an option for us to purchase common stock of Moove at fair value, beginning two years after the Moove Close Date. Moove is a vehicle fleet operator in Spain. After this series of agreements, Moove is considered a related party.
As of March 31, 2021, our equity investment in Moove, through preferred shares, is accounted for as an investment in non-marketable equity securities included in investments on the condensed consolidated balance sheet. The term loan of $213 million is accounted for as a loan receivable, carried at amortized cost, and included in other assets on the condensed consolidated balance sheet. Refer to Note 3 – Investments and Fair Value Measurement, Assets Measured at Fair Value on a Non-Recurring Basis, for additional information regarding our non-marketable equity securities.
Moove is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Moove’s economic risks and rewards through our equity investment, the term loan and commercial partnership agreement, which represent variable interests.
Note 14 – Non-Controlling Interests
Freight Holding
As of December 31, 2020 and March 31, 2021, we owned 85% of the issued and outstanding capital stock of our subsidiary Uber Freight Holding Corporation (“Freight Holding”), or 79% on a fully-diluted basis if all shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. The minority stockholders of Freight Holding include Greenbriar Equity Group, L.P., who hold shares of Freight Holding’s Series A Preferred Stock, and holders of common equity awards issued under the employee equity incentive plans and employees who hold fully vested shares.

Cornershop
As of December 31, 2020 and March 31, 2021, we owned 55% of the outstanding membership interests in the issued and outstanding capital stock of CS-Global, or 52% on a fully-diluted basis. In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, CS-Global exercised a call option and acquired 100% of the outstanding equity interest in CS-Mexico, which increased their redeemable non-controlling interest. We own 55% of CS-Mexico through our ownership interest in CS-Global.
Divestiture of ATG Business to Aurora
On January 19, 2021, we completed the previously announced sale of our ATG Business to Aurora. As a result, our controlling interest and the non-controlling interests in the ATG Business were settled and ownership of the ATG Business transferred to Aurora. We derecognized the carrying value of non-controlling interests in the ATG Business of $1.1 billion, which included Toyota Motor North America, Inc. and DENSO International America, Inc. non-redeemable non-controlling interests of $701 million and SVF Yellow (USA) Corporation’s (or “Softbank’s”) redeemable non-controlling interests of $356 million. Refer to Note 16 – Divestiture for further information.
Note 15 – Business Combinations
Careem
During the first quarter of 2020, we completed the acquisition of substantially all of the assets of Careem for approximately $3.0 billion. Dubai-based Careem provides primarily ridesharing and to a lesser extent meal delivery, and payments services to millions of users in cities across the Middle East, North Africa, and Pakistan. As of March 31, 2021, ownership of Careem’s operations in Qatar and Morocco had not yet been transferred to us; however the results of operations and net assets were fully consolidated as variable interest entities.
As part of the acquisition, we agreed to issue the Careem Notes with an acquisition date fair value of $1.6 billion in different tranches with $880 million of the principal amount of the Careem Notes issued as of January 2, 2020 and settled in cash on April 1, 2020. Each tranche of the Careem Notes is due and payable 90 days once issued. The holders of the Careem Notes may elect to convert the full outstanding principal balance to common stock at a conversion price of $55 per share of Uber Technologies, Inc. at any time prior to maturity. During the first quarter of 2021, certain holders of the Careem Notes elected to convert their notes and as a result of such elections, $352 million of the principal amount of the Careem Notes matured, of which $194 million were settled in cash and $158 million were settled in equity.
The remaining amount of the Careem Notes is recognized as a commitment to issue unsecured convertible notes at fair value in accrued and other current liabilities of $302 million and in other long-term liabilities $121 million as of March 31, 2021. The discount from the Careem Notes face value to fair value will be accreted through the respective repayment dates as interest expense. The amount of accretion for the three months ended March 31, 2021 was not material.
Cornershop
During the third quarter of 2020, we acquired a 55% controlling interest in the Cornershop Global (“CS-Global”), an entity which held all of Cornershop Cayman’s (“Cornershop”) business operations, except for those in Mexico. Cornershop operates as an online grocery delivery platform primarily in Chile and Mexico. Uber and CS-Global also entered into a put/call arrangement over the non-controlling interest in CS-Global, providing Uber the right and obligation to acquire the remaining interest from non-controlling interest holders, exercisable in 5 years if there is no IPO or liquidation event, at a future negotiated price.
Concurrent with the CS-Global acquisition transaction, Uber, Cornershop and CS-Global entered into a put/call agreement providing CS-Global with the right through the call option (and obligation through the put option held by Cornershop) to purchase all of the interests in CS-Mexico, contingent upon the receipt of regulatory approval in Mexico (“CS-Mexico Put/Call”). Upon either the exercise of the call option (by CS-Global) or the put option (by Cornershop), CS-Global would acquire 100% of the outstanding equity interests in CS-Mexico.
In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, CS-Global exercised the call option through the CS-Mexico Put/Call agreement, and acquired 100% of the outstanding equity interest in CS-Mexico. Uber owns 55% of the CS-Mexico through its ownership in CS-Global. The acquisition of CS-Mexico was accounted for as a business combination. The acquisition date fair value of the consideration transferred for CS-Mexico was immaterial, and consisted of a combination of cash payment and equity payment in Uber common stock and the fair value of the CS-Mexico Put/Call remeasured at the acquisition date. As a result of remeasuring our prior CS-Mexico Put/Call held immediately prior to the business combination, we recognized an immaterial loss during the three months ended March 31, 2021. The loss is included in other income (expense), net in the condensed consolidated statements of operations.
Postmates
On December 1, 2020, we completed the acquisition of Postmates, Inc. (“Postmates”), an on-demand delivery platform in the U.S. by acquiring 100% ownership interest in Postmates for a total consideration of approximately $3.9 billion.

During the first quarter of 2021, we recorded a measurement period adjustment of $170 million to accrued and other current liabilities with a corresponding increase to goodwill, based on facts and circumstances in existence as of the effective date of the acquisition. Refer to Note 12 – Commitments and Contingencies for further information.
Note 16 – Divestiture
Divestiture of ATG Business to Aurora
On January 19, 2021, we completed the previously announced sale of our ATG Business, a subsidiary focused on the development and commercialization of autonomous vehicle technology, to Aurora. As a result, our controlling interest and the non-controlling interests in the ATG Business were settled, and ownership of the ATG Business transferred to Aurora.
As consideration for the sale, Aurora issued Series U-1 preferred shares to the third party investors of the ATG Business to settle their ATG Series A Stated Liquidation Preference of $1.1 billion, which had previously been recorded as redeemable and non-redeemable non-controlling interests on our condensed consolidated balance sheet prior to this transaction. We received the residual consideration from the sale as the only common unit holder of the ATG Business in the form of Aurora common shares valued at $1.3 billion, representing 22% of fully-diluted (25% undiluted) ownership interest of Aurora. Concurrently, we invested $400 million in Aurora in exchange for Aurora Series U-2 preferred shares, representing 4% of fully-diluted (5% undiluted) ownership interest of Aurora. Refer to Note 3 – Investments and Fair Value Measurement for additional information.
We do not consolidate Aurora under either the VIE or the voting interest model. For further information, refer to Note 13 – Variable Interest Entities.
We entered into a commercial agreement with Aurora pursuant to which the parties will collaborate with best efforts to launch and commercialize self-driving vehicles on our ridesharing network. We also allowed unvested RSUs for Uber stock held by employees of the ATG Business that transferred to Aurora to continue to vest over the next 12 months contingent upon the employee remaining at Aurora. As a result, we recognized liabilities of $315 million as consideration for these future obligations to Aurora.
The sale of the ATG Business did not represent a strategic shift that would have had a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation. The resulting gain on disposal was recorded in other income (expense), net in the condensed consolidated statement of operations.
After the sale of the ATG Business, Aurora is considered a related party.
The following table presents the gain on sale of the ATG Business (in millions):

Three Months Ended March 31, 2021
Common shares received	$1,277
Derecognition of ATG Business' non-controlling interests	1,057
Liability recognized for future obligations	(315)
Net consideration received for sale of the ATG Business	2,019
Carrying value of net assets transferred	(375)
Gain on the sale of the ATG Business	$1,644

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2020 Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q.
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
To comply with social distancing guidelines of national, state and local governments, we have temporarily suspended UberPOOL, our shared Mobility offering, in most markets, and implemented “leave at door” delivery options for Delivery offerings. Additionally, we have asked that all employees who are able to do so work remotely.
In addition, to support those whose earning opportunities have been depressed as a result of the COVID-19 pandemic, as well as communities hit hard during this unprecedented period, we announced and implemented several initiatives during the first quarter of 2020, including a financial assistance program, for Drivers who are impacted by the pandemic, as well as personal protective equipment disbursement. As vaccination rates increase in the United States, we are observing that consumer demand for Mobility is recovering faster than driver availability, and consumer demand for Delivery continues to exceed courier availability. We recently announced that we are increasing investments in driver incentives to improve driver availability in the near-term.
While we continue to assess the impact from the COVID-19 outbreak, we are unable to accurately predict the full impact of COVID-19 on our business, results of operations, financial position and cash flows due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, any future waves or resurgences of the virus, variants of the virus, the administration, adoption and efficacy of vaccines in the United States and internationally, additional actions that may be taken by governmental authorities, the further impact on the business of Drivers, Merchants, consumers, and business partners, and other factors identified in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
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
On February 19, 2021, the Supreme Court of the UK upheld the tribunal ruling. Subsequently, we initiated a historical claims settlement process to UK drivers. Damages may include back pay including holiday pay and minimum wage. Additional claimants have also filed and each claimant will be required to bring their own separate action to an employment tribunal to determine whether they met the “worker” classification and if so, how much each claimant will be awarded.
On March 16, 2021, we announced that more than 70,000 drivers in the UK will be treated as workers, earning at least the National Living Wage when driving with Uber. They will also be paid for holiday time and all those eligible will be automatically enrolled into a pension plan. We have also initiated a settlement process with drivers in the UK to resolve historical claims relating to their classification under UK law. In addition, we expect to be subject to historical pension contributions, which requires our separate engagement with the UK pension regulator.
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
For a discussion of risk factors related to how misclassification challenges may impact our business, result of operations, financial position and operating condition and cash flows, see the risk factor titled “-Our business would be adversely affected if Drivers were classified as employees, workers or quasi-employees” included in Part II, Item 1A, “Risk Factors”, and Note 12 – Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Policies and Estimates” and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Financial and Operational Highlights

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	103	98	(5)%
Trips (2)	1,661	1,447	(13)%
Gross Bookings (2)	$15,776	$19,536	24%	22%
Revenue	$3,248	$2,903	(11)%	(11)%
Revenue Excluding the UK Accrual (1)	$3,248	$3,503	8%	6%
Net loss attributable to Uber Technologies, Inc. (3)	$(2,936)	$(108)	96%
Mobility Adjusted EBITDA	$581	$298	(49)%
Delivery Adjusted EBITDA	$(313)	$(200)	36%
Adjusted EBITDA (1), (2)	$(612)	$(359)	41%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
(3) Net loss attributable to Uber Technologies, Inc. included stock-based compensation expense of $277 million and $281 million in the first quarter of 2020 and 2021, respectively.
Highlights for the First Quarter 2021
In the first quarter of 2021, we continued to show signs of the business recovering from the impacts of COVID-19. Our MAPCs were 98 million, adding 5 million, or growing 5%, quarter-over-quarter.
Overall Gross Bookings increased to $19.5 billion in the first quarter of 2021, or 22% on a constant currency basis, compared to the same period in 2020. Delivery Gross Bookings grew 157% year-over-year, on a constant currency basis, outpacing Delivery Trip growth, as we saw a 29% increase in basket sizes globally driven by stay-at-home order demand related to COVID-19. Mobility Gross Bookings declined 36% year-over-year, on a constant currency basis, but improving from the fourth quarter of 2020 year-over-year decline of 47%, on a constant currency basis.
Revenue was $2.9 billion, down 11%, with a Take Rate of 14.9%. Revenue was reduced by a $600 million accrual made for the resolution of historical claims in the UK relating to the classification of drivers. Revenue excluding the UK accrual increased to $3.5 billion, up 8%, or 6% on a constant currency basis, compared to the same period in 2020, with a revenue take rate excluding the UK accrual of 17.9%. Revenue excluding the UK accrual is a Non-GAAP measure. Refer to the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
Net loss attributable to Uber Technologies, Inc. was $108 million, which included $281 million of stock-based compensation expense. Net loss benefited from a $1.6 billion pre-tax gain from the sale of our ATG Business, partially offset by a $600 million accrual made for the resolution of historical claims in the UK relating to the classification of drivers.
Adjusted EBITDA loss was $359 million, with Mobility Adjusted EBITDA profit of $298 million, despite Mobility Gross Bookings decline of 36%, on a constant currency basis. Additionally, Delivery Adjusted EBITDA margin as a percentage of Delivery revenue improved to (11.5)% from (59.4)%, compared the same period in 2020.
We ended the quarter with $5.7 billion in unrestricted cash, cash equivalents, and short-term investments.
Other Developments for the First Quarter 2021
Divestiture of ATG Business to Aurora
On January 19, 2021, we completed the previously announced sale of Apparate USA LLC (“Apparate” or the “ATG Business”), a subsidiary focused on the development and commercialization of autonomous vehicle technology, to Aurora Innovation, Inc. (“Aurora”). As a result, our controlling interest and the non-controlling interests in the ATG Business were settled, and ownership of the ATG Business transferred to Aurora. For additional information, see Note 16 – Divestiture in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Revenue Recognition,” “Note 1 - Description of Business and Summary of Significant Accounting Policies - Revenue Recognition,” and “Note 2 - Revenue” to our audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2020 and Note 2 – Revenue in this Quarterly Report in Form 10-Q.
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
We expect research and development expenses to increase and vary from period to period as a percentage of revenue as we continue to invest in research and development activities relating to ongoing improvements to and maintenance of our platform offerings and other research and development programs, offset by a decrease in investments in our ATG and Other Technology Programs subsequent to the sale of our ATG Business.
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
•Gain on business divestitures.
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended March 31,
	2020	2021

Revenue	$3,248	$2,903
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,491	1,710
Operations and support	503	423
Sales and marketing	885	1,103
Research and development	645	515
General and administrative	859	464
Depreciation and amortization	128	212
Total costs and expenses	4,511	4,427
Loss from operations	(1,263)	(1,524)
Interest expense	(118)	(115)
Other income (expense), net	(1,795)	1,710
Income (loss) before income taxes and loss from equity method investments	(3,176)	71
Provision for (benefit from) income taxes	(242)	185
Loss from equity method investments	(12)	(8)
Net loss including non-controlling interests	(2,946)	(122)
Less: net loss attributable to non-controlling interests, net of tax	(10)	(14)
Net loss attributable to Uber Technologies, Inc.	$(2,936)	$(108)
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended March 31,
	2020	2021

Revenue	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	46%	59%
Operations and support	15%	15%
Sales and marketing	27%	38%
Research and development	20%	18%
General and administrative	26%	16%
Depreciation and amortization	4%	7%
Total costs and expenses	139%	152%
Loss from operations	(39)%	(52)%
Interest expense	(4)%	(4)%
Other income (expense), net	(55)%	59%
Income (loss) before income taxes and loss from equity method investments	(98)%	2%
Provision for (benefit from) income taxes	(7)%	6%
Loss from equity method investments	—%	—%
Net loss including non-controlling interests	(91)%	(4)%
Less: net loss attributable to non-controlling interests, net of tax	—%	—%
Net loss attributable to Uber Technologies, Inc.	(90)%	(4)%
(1) Totals of percentage of revenues may not foot due to rounding.

The following discussion and analysis is for the three months ended March 31, 2021 compared to same period in 2020.
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

Revenue	$3,248	$2,903	(11)%
Revenue decreased $345 million, or 11%, primarily attributable to a $600 million accrual made for the resolution of historical claims in the UK relating to the classification of drivers. Revenue excluding the UK accrual increased to $3.5 billion, up 8%, primarily attributable to an increase in Gross Bookings of 22%, on a constant currency basis. The increase in Gross Bookings was primarily driven by an increase in Delivery Gross Bookings growth of 157%, on a constant currency basis, due to an increase in food delivery orders and higher basket sizes as a result of stay-at-home order demand related to COVID-19, as well as continued expansion across U.S. and international markets. The increase was partially offset by a decline in Mobility Gross Bookings of 36%, on a constant currency basis, due to adverse impacts of COVID-19.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,491	$1,710	15%
Percentage of revenue	46%	59%
Cost of revenue, exclusive of depreciation and amortization, increased $219 million, or 15%, mainly due to $378 million increase in Delivery People payments and incentives in certain markets and a $77 million increase in Freight carrier payments. These increases were partially offset by a $226 million decrease in insurance costs.
Operations and Support

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

Operations and support	$503	$423	(16)%
Percentage of revenue	15%	15%
Operations and support expenses decreased $80 million, or 16%, primarily attributable to a $75 million decrease in employee headcount costs from cost reduction actions in 2020.
Sales and Marketing

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

Sales and marketing	$885	$1,103	25%
Percentage of revenue	27%	38%
Sales and marketing expenses increased $218 million, or 25%, primarily attributable to a $125 million increase in consumer advertising expenses as well as an increase in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $75 million to $585 million compared to $510 million in the same period in 2020.
Research and Development

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

Research and development	$645	$515	(20)%
Percentage of revenue	20%	18%
Research and development expenses decreased $130 million, or 20%, primarily attributable to a $115 million decrease in employee headcount costs as well as a $34 million decrease in stock-based compensation expense. These decreases were primarily due to the sale of JUMP in the second quarter of 2020 as well as the sale of our ATG Business in the first quarter of 2021.

General and Administrative

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

General and administrative	$859	$464	(46)%
Percentage of revenue	26%	16%
General and administrative expenses decreased $395 million, or 46%, primarily attributable to $193 million in impairment charges related to our New Mobility reporting unit recorded during the first quarter of 2020 primarily related to COVID-19 impacts on certain markets, a net $68 million decrease in legal, tax, and regulatory reserve changes and settlements, and a $59 million decrease in employee headcount costs.
Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

Depreciation and amortization	$128	$212	66%
Percentage of revenue	4%	7%
Depreciation and amortization expenses increased $84 million, or 66%, primarily attributable to an increase in amortization of capital lease servers and new internally developed software costs, as well as additional amortization expenses related to newly acquired Postmates and Cornershop intangible assets, partially offset by a decrease in amortization of Careem intangible assets that fully amortized in 2020.
Interest Expense

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

Interest expense	$(118)	$(115)	(3)%
Percentage of revenue	(4)%	(4)%
Interest expense decreased by an immaterial amount.
Other Income (Expense), Net

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

Interest income	$38	$5	(87)%
Foreign currency exchange gains (losses), net	(28)	(25)	11%
Gain on business divestitures	154	1,684	**
Unrealized gain (loss) on debt and equity securities, net	(114)	63	155%
Impairment of debt and equity securities	(1,863)	—	**
Other, net	18	(17)	(194)%
Other income (expense), net	$(1,795)	$1,710	195%
Percentage of revenue	(55)%	59%
** Percentage not meaningful.
Interest income decreased by $33 million, or 87%, primarily due to lower cash balances and market interest rates.
Gain on business divestitures increased by $1.5 billion primarily related to a $1.6 billion gain on the sale of our ATG Business to Aurora. For additional information, refer to Note 16 – Divestiture in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Impairment of debt and equity securities decreased by $1.9 billion primarily due to an impairment charge of $1.9 billion, primarily related to our investment in Didi, and a $173 million allowance for credit loss recorded on our investment in Grab recognized in the first quarter of 2020.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

Provision for (benefit from) income taxes	$(242)	$185	(176)%
Effective tax rate	8%	261%
Income tax expense increased by $427 million, primarily driven by current tax on foreign earnings, the deferred U.S. tax impact related to our investment in Aurora upon the sale of our ATG Business, offset by a partial benefit of U.S. losses in the first quarter of 2021, and the tax impact from the impairment charge related to our investment in Didi in the first quarter of 2020.
Loss from Equity Method Investments

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

Loss from equity method investments	$(12)	$(8)	33%
Percentage of revenue	—%	—%
Loss from equity method investments decreased by $4 million, or 33%, due to our portion of the net loss from our Yandex.Taxi joint venture.
Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 11 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

Mobility	$2,467	$853	(65)%
Delivery	527	1,741	230%
Freight	199	301	51%
All Other (1)	55	8	**
Total Revenue	$3,248	$2,903	(11)%
(1) Includes ATG and Other Technology Programs and historical results of New Mobility. Refer to Note 11 – Segment Information and Geographic Information and Note 16 – Divestiture for further information.
** Percentage not meaningful.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, exclusive of depreciation and amortization, operations and support, sales and marketing, and general and administrative and research and development expenses associated with our segments. Segment adjusted EBITDA also excludes non-cash items, certain transactions that are not indicative of ongoing segment operating performance and / or items that management does not believe are reflective of our ongoing core operations. For additional information, see Note 11 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

Mobility	$581	$298	(49)%
Delivery	(313)	(200)	36%
Freight	(64)	(29)	55%
All Other (1)	(171)	(11)	94%
Corporate G&A and Platform R&D (2), (3)	(645)	(417)	35%
Adjusted EBITDA (4)	$(612)	$(359)	41%
(1) Includes ATG and Other Technology Programs and historical results of New Mobility. Refer to Note 11 – Segment Information and Geographic Information and Note 16 – Divestiture for further information regarding the sale of our ATG Business.
(2) Excluding stock-based compensation expense.
(3) Includes costs that are not directly attributable to our reportable segments. Corporate G&A also includes certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs. Platform R&D also includes mapping and payment technologies and support and development of the internal technology infrastructure. Our allocation methodology is periodically evaluated and may change.
(4) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
Mobility Segment
For the three months ended March 31, 2021 compared to the same period in 2020, Mobility revenue decreased $1.6 billion, or 65%, and Mobility adjusted EBITDA profit decreased $283 million, or 49%.
Mobility revenue decreased primarily attributable to a $600 million accrual made for the resolution of historical claims in the UK relating to the classification of drivers as well as a decrease in Mobility Gross Bookings due to adverse impacts from the COVID-19 pandemic. Mobility Take Rate was 12.6%, down from 22.7% compared to the same period in 2020. Mobility Take Rate, excluding the UK accrual was 21.5%, down 120 basis points compared to the same period in 2020.
Mobility adjusted EBITDA profit decreased primarily attributable to a decrease in Mobility revenue, partially offset by a $280 million decrease in insurance expense as a result of a decrease in miles driven, a $105 million decrease in consumer promotions, and a $91 million decrease in credit card processing costs.
Delivery Segment
For the three months ended March 31, 2021 compared to the same period in 2020, Delivery revenue increased $1.2 billion, or 230%, and Delivery adjusted EBITDA loss decreased $113 million, or 36%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 157%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes as a result of stay-at-home demand related to COVID-19, combined with continued expansion across U.S. and international markets. Take Rate improved to 14.0% from 11.3% compared to the same period in 2020 driven by a decrease in incentive spend combined with an overall improvement in basket sizes. Additionally, we saw an increase in Delivery revenue and Take Rate resulting from an increase in certain Delivery People payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Delivery People for services provided.
Delivery adjusted EBITDA loss decreased primarily attributable to an increase in Delivery revenue, partially offset by a $589 million increase in cost of revenue as well as a $318 million increase in consumer promotions, brand marketing, and employee headcount costs.
Freight Segment
For the three months ended March 31, 2021 compared to the same period in 2020, Freight revenue increased $102 million, or 51%, and Freight adjusted EBITDA loss decreased $35 million, or 55%.
Freight revenue increased primarily attributable to growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA loss decreased attributable to a $20 million improvement in gross profit and, to a lesser extent, a decrease in employee headcount costs.

Certain Key Metrics and Non-GAAP Financial Measures
Adjusted EBITDA, revenue excluding the UK accrual, and Mobility revenue excluding the UK accrual, Adjusted EBITDA margin as a percentage of revenue, as well as, revenue growth rates in constant currency are non-GAAP financial measures. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “Reconciliations of Non-GAAP Financial Measures.”
Monthly Active Platform Consumers. MAPCs is the number of unique consumers who completed a Mobility or New Mobility ride or received a Delivery order on our platform at least once in a given month, averaged over each month in the quarter. While a unique consumer can use multiple product offerings on our platform in a given month, that unique consumer is counted as only one MAPC. We use MAPCs to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the countries in which we operate.
Trips. We define Trips as the number of completed consumer Mobility or New Mobility rides and Delivery orders in a given period. For example, an UberPOOL ride with three paying consumers represents three unique Trips, whereas an UberX ride with three passengers represents one Trip. We believe that Trips are a useful metric to measure the scale and usage of our platform.
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

	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021

Mobility	$12,188	$12,554	$13,512	$10,874	$3,046	$5,905	$6,789	$6,773
Delivery	3,386	3,658	4,374	4,683	6,961	8,550	10,050	12,461
Freight	167	223	219	198	212	290	313	302
All Other (1)	15	30	26	21	5	—	—	—
(1) Includes ATG and Other Technology Programs and historical results of New Mobility. Refer to Note 11 – Segment Information and Geographic Information and Note 16 – Divestiture for further information regarding the sale of our ATG Business.
Take Rate is an operating metric and defined as revenue as a percentage of Gross Bookings. Take Rate excluding the UK accrual is defined as revenue excluding the UK accrual as a percentage of Gross Bookings. Mobility Take Rate excluding the UK accrual is defined as Mobility revenue excluding the UK accrual as a percentage of Gross Bookings.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net loss attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	% Change

Adjusted EBITDA	$(612)	$(359)	41%
Adjusted EBITDA loss decreased $253 million, or 41%, primarily attributable to a decrease of $228 million in Corporate G&A and Platform R&D costs, the favorable impact of $160 million in our other business offerings driven by the sale of our ATG Business in January 2021 as well as a $113 million improvement in Delivery Adjusted EBITDA loss. These impacts were partially offset by a $283 million decrease in Mobility Adjusted EBITDA.
Reconciliations of Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business and assess our performance. In addition to revenue, net income (loss), loss from operations, and other results under GAAP, we use Adjusted EBITDA, revenue excluding the UK accrual, and Mobility revenue excluding the UK accrual, Adjusted EBITDA margin as a percentage of revenue, as well as, revenue growth rates in constant currency, which are described below, to evaluate our business. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results.
We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to our historical performance. We believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. Our calculation of these non-GAAP financial measures may differ from similarly-titled non-GAAP measures, if any, reported by our peer companies. These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), excluding (i) income (loss) from discontinued operations, net of income taxes, (ii) net income (loss) attributable to non-controlling interests, net of tax, (iii) provision for (benefit from) income taxes, (iv) income (loss) from equity method investments, (v) interest expense, (vi) other income (expense), net, (vii) depreciation and amortization, (viii) stock-based compensation expense, (ix) certain legal, tax, and regulatory reserve changes and settlements, (x) goodwill and asset impairments/loss on sale of assets, (xi) acquisition, financing and divestitures related expenses, (xii) restructuring and related charges and (xiii) other items not indicative of our ongoing operating performance, including COVID-19 response initiatives related payments for financial assistance to Drivers personally impacted by COVID-19, the cost of personal protective equipment distributed to Drivers, Driver reimbursement for their cost of purchasing personal protective equipment, the costs related to free rides and food deliveries to healthcare workers, seniors, and others in need as well as charitable donations.
We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and certain variable charges. To help our board, management and investors assess the impact of COVID-19 on our results of operations, we are excluding the impacts of COVID-19 response initiatives related payments for financial assistance to Drivers personally impacted by COVID-19, the cost of personal protective equipment distributed to Drivers, Driver reimbursement for their cost of purchasing personal protective equipment, the costs related to free rides and food deliveries to healthcare workers, seniors, and others in need as well as charitable donations from Adjusted EBITDA. Our board and management find the exclusion of the impact of these COVID-19 response initiatives from Adjusted EBITDA to be useful because it allows us and our investors to assess the impact of these response initiatives on our results of operations.
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
•Adjusted EBITDA does not reflect the components of other income (expense), net, which primarily includes: interest income; foreign currency exchange gains (losses), net; gain (loss) on business divestitures, net; unrealized gain (loss) on debt and equity securities, net; impairment of debt and equity securities; and other; and

•Adjusted EBITDA excludes certain legal, tax, and regulatory reserve changes and settlements that may reduce cash available to us.
 The following table presents a reconciliation of net loss attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(In millions)	2020	2021

Adjusted EBITDA reconciliation:
Net loss attributable to Uber Technologies, Inc.	$(2,936)	$(108)
Add (deduct):
Net loss attributable to non-controlling interests, net of tax	(10)	(14)
Provision for (benefit from) income taxes	(242)	185
Loss from equity method investments	12	8
Interest expense	118	115
Other (income) expense, net	1,795	(1,710)
Depreciation and amortization	128	212
Stock-based compensation expense	277	281
Legal, tax, and regulatory reserve changes and settlements	19	551
Goodwill and asset impairments/loss on sale of assets	193	57
Acquisition, financing and divestitures related expenses	10	36
Accelerated lease costs related to cease-use of ROU assets	—	2
COVID-19 response initiatives	24	26
Adjusted EBITDA	$(612)	$(359)
Adjusted EBITDA Margin as a Percentage of Revenue
We define Adjusted EBITDA margin as a percentage of revenue as Adjusted EBITDA divided by revenue. Segment Adjusted EBITDA margin as a percentage of revenue is segment Adjusted EBITDA divided by segment revenue.
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
Revenue Excluding the UK Accrual
We define revenue excluding the UK accrual, and Mobility revenue excluding the UK accrual, as revenue, and Mobility revenue, excluding a $600 million accrual made in the first quarter of 2021 for the resolution of historical claims in the UK relating to the classification of drivers.
Limitations of Non-GAAP Financial Measures and Revenue Excluding the UK Accrual Reconciliations
Revenue excluding the UK accrual, and Mobility revenue excluding the UK accrual, have limitations as a financial measure, should be considered as supplemental in nature, and are not meant as substitutes for revenue prepared in accordance with GAAP. The following tables present reconciliations of revenue excluding the UK accrual, and Mobility revenue excluding the UK accrual, to the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended March 31,
(In millions)	2020	2021

Revenue excluding the UK accrual reconciliation:
Revenue	$3,248	$2,903
Add:
UK accrual	—	600
Revenue excluding the UK accrual	$3,248	$3,503

	Three Months Ended March 31,
(In millions)	2020	2021

Mobility revenue excluding the UK accrual reconciliation:
Mobility revenue	$2,467	$853
Add:
UK accrual	—	600
Mobility revenue excluding the UK accrual	$2,467	$1,453

Liquidity and Capital Resources

	Three Months Ended March 31,
(In millions)	2020	2021

Net cash used in operating activities	$(463)	$(611)
Net cash used in investing activities	(1,856)	(250)
Net cash used in financing activities	(63)	(226)
Operating Activities
Net cash used in operating activities was $611 million for the three months ended March 31, 2021, primarily consisting of $122 million of net loss, adjusted for certain non-cash items, which primarily included $1.7 billion gain on business divestitures and $281 million of stock-based compensation expense as well as a $412 million decrease in cash consumed by working capital primarily driven by an increase in our accrued expenses and other current liabilities.
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
Investing Activities
Net cash used in investing activities was $250 million for the three months ended March 31, 2021, primarily consisting of $803 million in purchases of non-marketable equity securities, $336 million in purchases of marketable securities and $216 million in purchases of a note receivable, partially offset by proceeds from maturities and sales of marketable securities of $696 million and $500 million in proceeds from the sale of non-marketable equity securities.
Net cash used in investing activities was $1.9 billion for the three months ended March 31, 2020, primarily consisting of $1.3 billion in acquisition of business, net of cash acquired, $493 million in purchases of marketable securities and $198 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $100 million.
Financing Activities
Net cash used in financing activities was $226 million for the three months ended March 31, 2021, primarily consisting of $194 million of principal repayment on Careem Notes.
Net cash used in financing activities was $63 million for the three months ended March 31, 2020, primarily consisting of $60 million of principal payments on financing leases.
Other Information
As of March 31, 2021, $1.8 billion of our $4.8 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of March 31, 2021, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity during the COVID-19 pandemic. As the circumstances around the COVID-19 pandemic remain uncertain, we continue to actively monitor the pandemic's impact to us worldwide including our financial position, liquidity, results of operations and cash flows.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
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
Contractual Obligations
As of January 2, 2020, we committed to issue convertible notes in connection with the acquisition of Careem which remains in effect as of March 31, 2021. Refer to Note 15 – Business Combinations in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
As of March 31, 2021, there have been no other material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our 2025 Refinanced Term Loan and 2027 Refinanced Term Loan Facilities. The 2025 and 2027 Refinanced Term Loan Facilities represent floating rate notes and are carried at amortized cost. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $260 million as of March 31, 2021.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $7.4 billion and $6.6 billion as of December 31, 2020 and March 31, 2021, respectively. Marketable debt securities classified as short-term investments totaled $819 million as of March 31, 2021. Our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Our investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results or the fair value of our marketable debt securities portfolio.
We have significant risk related to the carrying amounts of investments in other companies, including our minority-owned affiliates, compared to their fair value, as all of our investments are currently in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. As of March 31, 2021, the carrying value of our investments was $12.9 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended March 31, 2021 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 12 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
•Google v. Levandowski & Ron; Google v. Levandowski
Legal Proceedings That Are Not Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended March 31, 2021 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In an attempt to limit the spread of the virus, various governmental restrictions, including the declaration of a federal National Emergency, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the demand for our Mobility offerings globally, and affecting travel behavior and demand. In addition, certain U.S. jurisdictions have issued emergency orders that require us to cap fees charged to merchants on Delivery. Furthermore, to support social distancing, we temporarily suspended UberPOOL, our shared rides offering, globally, for approximately one year, and UberPOOL continues to be temporarily suspended in many regions.

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
The COVID-19 pandemic has adversely affected our near-term financial results and may adversely impact our long-term financial results, which has required and may continue to require significant actions in response, including but not limited to, additional reductions in workforce and certain changes to pricing models of our offerings, all in an effort to mitigate such impacts. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict with precision the pandemic’s cumulative and ultimate impact on our future business operations, liquidity, financial condition, and results of operations. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak and any future “waves” or resurgences of the outbreak or variants of the virus, both globally and within the United States, the administration, adoption and efficacy of vaccines in the United States and internationally, the impact on capital and financial markets, foreign currencies exchange, governmental or regulatory orders that impact our business and whether the impacts may result in permanent changes to our end-users’ behaviors, all of which are highly uncertain and cannot be predicted. Moreover, even after shelter at home orders and travel advisories are lifted, demand for our Mobility offering may remain weak for a significant length of time and we cannot predict when and if our Mobility offering will return to pre-COVID-19 demand levels.
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
Changes to foreign, state, and local laws governing the definition or classification of independent contractors, or judicial decisions regarding independent contractor classification, could require classification of Drivers as employees (or workers or quasi-employees where those statuses exist) and/or representation of Drivers by labor unions. For example, California’s Assembly Bill 5 codified application of what has been commonly referred to as the “ABC Test” to the entire California Labor Code, California Wage Orders, and the Unemployment Insurance Code and became effective as of January 1, 2020. Government authorities and private plaintiffs have brought litigation asserting that Assembly Bill 5 requires Drivers in California to be classified as employees. For example, in May 2020, the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint in San Francisco Superior Court against Uber and Lyft, alleging that drivers are misclassified, and sought an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers. On August 10, 2020, following a hearing on the matter, the San Francisco Superior Court issued a preliminary injunction enjoining Uber and Lyft from classifying drivers as independent contractors during the pendency of the lawsuit. We appealed the decision and sought a stay of the preliminary injunction. On August 20, 2020, the California Court of Appeal granted an emergency stay of the injunction while an expedited appeal of the preliminary injunction decision is considered. On October 22, 2020, the California Court of Appeal affirmed the lower court’s ruling and held that we must comply with the preliminary injunction order no later than 30 days after the case is returned to the trial court. We filed a Petition for Review to the California Supreme Court on December 1, 2020, which was denied. On April 12, 2021, the parties filed a stipulation to dissolve the injunction, which was granted on April 16, 2021.
In November 2020, California voters approved Proposition 22, a California state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Proposition 22 went into effect in December 2020 and we expect that Drivers will be able to maintain their status as independent contractors under California law and that we and our competitors will be required to comply with the provisions of Proposition 22. Although our stipulation to dissolve the California Attorney General’s preliminary injunction was granted in April 2021, that litigation remains pending, and we also may face liability relating to periods before the effective date of Proposition 22. In addition, in January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and it is possible that other legal challenges to Proposition 22 could be filed.
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
In addition, if we are required to classify Drivers as employees, workers or quasi-employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Policies and Estimates” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December

31, 2020.
We cannot predict whether legislation similar to Assembly Bill 5 may be enacted elsewhere. Another example of a recent judicial decision relating to Driver classification is the Aslam, Farrar, Hoy and Mithu v. Uber B.V., et al. ruling by the Employment Appeal Tribunal in the United Kingdom, subsequently upheld by the UK Supreme Court, that found that those Drivers were workers (rather than self-employed). Subsequent to the UK Supreme Court’s ruling, we announced that we will treat all UK drivers as “workers” under UK labor law, going forward. Pursuant to this change, drivers that use our platform will earn at least the National Living Wage for time spent actively working, be paid holiday pay, and eligible drivers will be enrolled into a pension plan. Other examples of judicial decisions include a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship, a decision by the French Supreme Court that reclassified an UberX Driver as an employee, decisions by several Swiss governmental bodies ruling that Drivers should be classified as employees for Swiss social security or regulatory purposes and a recent announcement by the Spanish government of a new regulation of food delivery platforms that presumes employment status.
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
Our platform provides offerings in the mobility, delivery, and logistics industries. We compete on a global basis, and the markets in which we compete are highly fragmented. We face significant competition in each of the mobility and delivery industries globally and in the logistics industry in the United States and Canada from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants given the low barriers to entry that characterize these industries. In addition, within each of these markets, the cost to switch between products is low. Consumers have a propensity to shift to the lowest-cost or highest-quality provider; Drivers have a propensity to shift to the platform with the highest earnings potential; restaurants and other merchants have a propensity to shift to the delivery platform that offers the lowest service fee for their meals and other goods and provides the highest volume of orders; and shippers and carriers have a propensity to shift to the platform with the best price and most convenient service for hauling shipments.
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
•Delivery. Our Delivery offering competes with numerous companies in the meal, grocery and other delivery space in various regions for Drivers, consumers, and merchants, including GrubHub, DoorDash, Deliveroo, Glovo, Instacart, Rappi, iFood, Delivery Hero, Just Eat Takeaway, and Amazon. Our Delivery offering also competes with restaurants, including those that offer their own delivery and/or take-away (such as Domino’s), meal kit delivery services, grocery delivery services, and traditional grocers.
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
We are contractually restricted from competing with our minority-owned affiliates with respect to certain aspects of our business, including in China through August 2023, Russia/CIS through February 2025, Southeast Asia through the later of March 2023 or one year after we dispose of all interests in Grab, India with respect to meal delivery through January 2023, the United States, Canada, Australia, New Zealand and certain parts of Europe with respect to e-bikes and e-scooters through May 2023, the European Economic Area (the “EEA”) with respect to digital freight forwarding through April 2023, and the United States with respect to electric vertical take-off and landing aircraft through January 2023, while none of our minority-owned affiliates are restricted from competing with us anywhere in the world. Didi currently competes with us in certain countries in Latin America and in Australia. In addition, our Yandex.Taxi joint venture currently competes with us in certain countries in Europe and Africa. As Didi and our other minority-owned affiliates continue to expand their businesses, they may in the future compete with us in additional geographic markets. In addition, we are contractually restricted from competing with some of our majority-owned affiliates with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage, and competing against Cornershop with respect to online grocery delivery.
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
The markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. Moreover, certain of our stockholders, including SoftBank (a large stockholder), have made substantial investments in certain of our competitors and may increase such investments, make new investments in other competitors, or enter into strategic transactions with competitors in the future. These investments or strategic transactions, along with other competitive advantages discussed above, may allow our competitors to compete more effectively against us and continue to lower their prices, offer Driver incentives or consumer discounts and promotions, or otherwise attract Drivers, consumers, merchants, shippers, and carriers to their platform and away from ours. Such competitive pressures may lead us to maintain or lower fares or service fees or maintain or increase our Driver incentives and consumer discounts and promotions. Ridesharing and other categories in which we compete are nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to achieve profitability.
We have incurred significant losses since inception, including in the United States and other major markets. We expect our operating expenses to increase significantly in the foreseeable future, and we may not achieve profitability.
We have incurred significant losses since inception. We incurred operating losses of $8.6 billion and $4.9 billion in the years ended December 31, 2019 and 2020, and as of March 31, 2021, we had an accumulated deficit of $23.2 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We anticipate that we will continue to incur losses in the near term as a result of expected substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem and Postmates, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 22,200 global employees as of March 31, 2021, of whom approximately 13,300 were located outside the United States. We expect the total number of our employees located outside the United States to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
As of March 31, 2021, we operated in approximately 71 countries, and markets outside the United States accounted for approximately 79% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local competitors. For example, in January 2020, we completed our acquisition of Careem in jurisdictions where we have received regulatory approval, and in October 2019, we announced a majority investment in Cornershop, a provider of online grocery delivery in Mexico and Chile, and closed such investment as to Chile in July 2020 and as to Mexico in January 2021. Such investments may not be successful and may negatively affect our operating results.
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
We have invested, and we may continue to invest, substantial amounts in companies with whom we partner to offer autonomous vehicle technologies on our platform. In January 2021, we completed the ATG Transactions, which resulted in the merger of our ATG business with Aurora, and included a $400 million investment in the combined company and a commercial agreement pursuant to which we will collaborate with respect to the launch and commercialization of self-driving vehicles on our ridesharing network. We believe that autonomous vehicle technologies may have the ability to meaningfully impact the industries in which we compete and that autonomous vehicles present substantial opportunities. Several companies other than Aurora, including Waymo, Cruise Automation, Tesla, Apple, Zoox (which Amazon has acquired), Aptiv, and Nuro, are developing autonomous vehicle technologies, either alone or through collaborations with car manufacturers, and we expect that they will use such technology to further compete with us in the mobility, delivery, or logistics industries. Waymo has already introduced a commercialized ridehailing fleet of autonomous vehicles, and it is possible that our competitors could introduce autonomous vehicle offerings earlier than we will be able to offer autonomous vehicles on our platform through our commercial agreement with Aurora or other partners. In the event that our competitors bring autonomous vehicles to market before we are able to offer autonomous vehicles on our platform, or their technology is or is perceived to be superior to the technology of parties with which we partner to offer autonomous vehicles on our platform, they may be able to leverage such technology to compete more effectively with us, which would adversely impact our financial performance and our prospects. For example, use of autonomous vehicles could substantially reduce the cost of providing ridesharing, delivery, or logistics services, which could allow competitors to offer such services at a substantially lower price as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our financial performance and prospects would be adversely impacted.

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
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. Challenges related to our culture and workplace practices and negative publicity we experience have in the past led to significant attrition and made it more difficult to attract high-quality employees. After over a year of our employees working from home in light of the COVID-19 pandemic, we recently announced our “return to office” plan, which includes shifting to a hybrid model where employees can work from home up to two days a week, commencing in the third quarter of 2021. A hybrid model may create challenges, including challenges maintaining our corporate culture, increasing attrition or limiting our ability to attract employees if individuals prefer to continue working full time at home or in the office. Future challenges related to our culture and workplace practices or additional negative publicity could lead to further attrition and difficulty attracting high-quality employees.
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
Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. We have been subject to security and privacy incidents in the past and may be again in the future. For example, in May 2014, we experienced a data security incident in which an outside actor gained access to certain personal information belonging to Drivers through an access key written into code that an employee had unintentionally posted publicly on a code-sharing website used by software developers (the “2014 Breach”). In October and November of 2016, outside actors downloaded the personal data of approximately 57 million Drivers and consumers worldwide (the “2016 Breach”). The accessed data included the names, email addresses, mobile phone numbers, and drivers’ license numbers of approximately 600,000 Drivers, among other information. For further information on this incident, see the risk factors titled “—We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, state Attorney General (“AG”) offices, and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business” and “—We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative, and regulatory action, and negative press about our privacy and data protection practices,” below. As we expand our operations, we may also assume liabilities for breaches experienced by the companies we acquire. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security breach that allowed access to certain personal information of riders and drivers on its platform, as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security breaches, or if we fail to remediate this or any other data security breach that

Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities.
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
As of March 31, 2021, we had total outstanding indebtedness of $8.0 billion aggregate principal amount. In addition, approximately $348 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
We are unable to predict what global or U.S. tax reforms may be proposed or enacted in the future or what effects such future changes would have on our business. Any such changes in tax legislation, regulations, policies or practices in the jurisdictions in which we operate could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheet; affect our financial position, future operating results, cash flows, and effective tax rates where we have operations; reduce post-tax returns to our stockholders; and increase the complexity, burden, and cost of tax compliance. We are subject to potential changes in relevant tax, accounting, and other laws, regulations, and interpretations, including changes to tax laws applicable to corporate multinationals. We could become subject to digital services taxes in one or more jurisdictions where we operate. The governments of countries in which we operate and other governmental bodies could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in our income tax returns filed in such jurisdictions. New laws could significantly increase our tax obligations in the countries in which we do business or require us to change the manner in which we operate our business. As a result of the large and expanding scale of our international business activities, many of these changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, operating results, and cash flows.
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
Because we conduct a significant and may conduct a growing portion of our business in currencies other than the U.S. dollar but report our consolidated financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. As exchange rates vary, revenue, cost of revenue, exclusive of depreciation and amortization, operating expenses, other income and expense, and assets and liabilities, when translated, may also vary materially and thus affect our overall financial results. We have not to date, but may in the future, enter into hedging arrangements to manage foreign currency translation, but such activity may not completely eliminate fluctuations in our operating results due to currency exchange rate changes. Hedging arrangements are inherently risky, and we have limited experience establishing hedging programs, which could expose us to additional risks that could adversely affect our financial condition and operating results.
If we are unable to successfully identify, acquire and integrate suitable businesses, our operating results and prospects could be harmed, and any businesses we acquire may not perform as expected or be effectively integrated.
As part of our business strategy, we have entered into, and expect to continue to enter into, agreements to acquire companies, form joint ventures, divest portions or aspects of our business, sell minority stakes in portions or aspects of our business, and acquire complementary companies or technologies, including divestitures in China, Southeast Asia and India, the divestiture of our ATG business to Aurora and our Uber Elevate business to Joby, our Yandex.Taxi joint venture in Russia/CIS, our joint venture with SK Telecom Co., LTD., our acquisition of Careem, our purchase of a controlling interest in Cornershop, and our acquisition of Postmates. Competition within our industry for acquisitions of businesses, technologies, and assets is intense. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors.
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
We have in the past and may in the future implement integration structures that do not fully integrate an acquired company’s operating functions. For example, with respect to the integration of Careem, the Careem brand and ridesharing, meal delivery, and payments apps continue to operate in parallel with Uber’s apps and Careem’s engineering, human resources, and operations teams will continue to operate independently and report to Careem’s Chief Executive Officer. Such structures may delay the efficiencies that we expect to gain from the acquisition and our brand and reputation could be impacted by any damage or reputational harm to the acquired company’s brand.
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
In certain jurisdictions, including expansion markets such as Argentina, Germany, Italy, Japan, South Korea, and Spain, our ridesharing business model has been blocked, capped, or suspended, or we have been required to change our business model, due primarily to laws and significant regulatory restrictions in such jurisdictions. In some cases, we have applied for and obtained licenses or permits to operate and must continue to comply with the license or permit requirements or risk revocation. In addition, we may not be able to maintain or renew any such license or permit. For example, TfL scrutinizes our business in London on an on-going basis and we are subject to license reviews at renewal. In November 2019, TfL declined to issue us a license, finding that we were not “fit and proper,” including with respect to confidence in our change and release management processes. We successfully appealed and in September 2020, Westminster Magistrates Court granted us an 18 month operating license on largely the same conditions as our previous license, finding us a fit and proper person. Two new conditions (which we volunteered) include providing to TfL consolidated monthly reporting in relation to regulatory obligations and maintaining our current processes. Any inability to operate in markets such as London, as well as publicity concerning adverse judicial or licensing decisions, would adversely affect our business, revenue, and operating results. We cannot predict whether future regulatory decisions or legislation in other jurisdictions may embolden or encourage other authorities to take similar actions even where we are operating according to the terms of an existing license or permit. Additionally, since April 2019, Mexico City’s Secretaría de Movilidad passed several amendments to existing ridesharing regulations implementing certain operational requirements, including a prohibition on the use of cash to pay for ridesharing services and, effective as of November 2019, a comprehensive TNC data sharing requirement and a requirement that Drivers in Mexico City obtain additional licenses and annual vehicle inspections to provide ridesharing services. Except for the vehicle inspection, we have an injunction against such operational requirements which, if implemented without modification, could have a negative impact on our business and our failure to comply with such regulations may result in a potential revocation of our license to operate in Mexico City.
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
As of March 31, 2021, our platform is available in approximately 10,000 cities across approximately 71 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
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
Additionally, effective January 1, 2021, the United Kingdom exited from the European Union (“EU”), an event commonly referred to as Brexit. The UK represented approximately 4.9% of our global Mobility Gross Bookings in the first quarter of 2021.
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
We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, state Attorney General (“AG”) offices and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business.
We are the subject of DOJ criminal and civil inquiries and investigations, as well as civil enforcement inquiries and investigations by other government agencies, including state AG offices in the United States and abroad. Those inquiries and investigations cover a broad range of matters, including our business practices, as well as data deletion and document retention policies related to the 2016 Breach, which involved the breach of certain archived consumer data hosted on a cloud-based service that outside actors accessed and downloaded. We have in the past and may in the future, settle claims related to such matters. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the U.S. Federal Trade Commission (the “FTC”), which the FTC Commissioners approved in October 2018. In November and December 2018, U.K., Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. The 2016 Breach may lead to additional costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. As another example, the California Public Utilities Commission recently issued a proposed $59 million fine against us for not producing certain information, including personal information related to incidents disclosed in our US Safety Report. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.
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
In addition, we and our captive insurance subsidiary are party to certain reinsurance and indemnification arrangements that transfer a significant portion of the risk from the insurance provider to us or our captive insurance subsidiary, which could require us to pay out material amounts that may be in excess of our insurance reserves, resulting in harm to our financial condition. Our insurance reserves account for unpaid losses and loss adjustment expenses for risks retained by us through our captive insurance subsidiary and other risk retention mechanisms. Such amounts are based on actuarial estimates, historical claim information, and industry data. While management believes that these reserve amounts are adequate, the ultimate liability could be in excess of our reserves. We also have requirements to post collateral for current and future claim settlement obligations with certain of our insurance carriers, which may have a significant impact on our unrestricted cash and cash equivalents available for general business purposes.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
In addition to the 2,055,038 shares of our common stock that we issued in July 2020, in January 2021, we issued 504,925 shares of our common stock in connection with our acquisition of a controlling interest in Cornershop Global LLC, a Delaware limited liability company (“Cornershop”) upon the closing of the acquisition of operations in Mexico after receiving regulatory approval. These shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
In February 2021, we issued 1,382,423 shares of our common stock to holders of Careem Convertible Notes who elected to convert the balance of such notes to common stock at a conversion price of $55 per share. The shares were exempt from registration pursuant to Regulation S of the Securities Act.
In March 2021, we issued 1,489,905 shares of our common stock to holders of Careem Convertible Notes who elected to convert the balance of such notes to common stock at a conversion price of $55 per share. The shares were exempt from registration pursuant to Regulation S of the Securities Act.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38902	3.1	May 14, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38902	3.2	May 14, 2019
10.1	Amendment No. 2 to Term Loan Agreement, dated February 25, 2021, by and among the Registrant as Borrower, Rasier LLC as subsidiary guarantor, the lender parties thereto and Morgan Stanley Senior Funding Inc., as administrative agent for the lenders.	8-K	001-38902	10.1	March 1, 2021
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

UBER TECHNOLOGIES, INC.

Date: May 6, 2021	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2021	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)