Form 10-Q
period 2021-06-30
Uber Technologies, Inc
filed 2021-08-05
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of August 2, 2021 was 1,884,346,863.

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
•our ability to successfully defend litigation and government proceedings brought against us, including with respect to our relationship with drivers and couriers, and the potential impact on our business operations and financial performance if we are not successful;
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
•volatility in the business or stock price of our minority-owned affiliates;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2020	As of June 30, 2021
Assets
Cash and cash equivalents	$5,647	$4,443
Short-term investments	1,180	560
Restricted cash and cash equivalents	250	324
Accounts receivable, net of allowance of $55 and $52, respectively	1,073	1,201
Prepaid expenses and other current assets	1,215	1,255
Assets held for sale	517	—
Total current assets	9,882	7,783
Restricted cash and cash equivalents	1,494	1,687
Collateral held by insurer	860	724
Investments (including amortized cost of debt securities of $2,281 and $2,281)	9,052	13,774
Equity method investments	1,079	1,097
Property and equipment, net	1,814	1,776
Operating lease right-of-use assets	1,274	1,238
Intangible assets, net	1,564	1,378
Goodwill	6,109	6,448
Other assets	124	346
Total assets	$33,252	$36,251
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$235	$429
Short-term insurance reserves	1,243	1,221
Operating lease liabilities, current	175	177
Accrued and other current liabilities	5,112	5,857
Liabilities held for sale	100	—
Total current liabilities	6,865	7,684
Long-term insurance reserves	2,223	2,268
Long-term debt, net of current portion	7,560	7,798
Operating lease liabilities, non-current	1,544	1,513
Other long-term liabilities	1,306	1,244
Total liabilities	19,498	20,507
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	787	1,569
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 1,849,794 and 1,880,310 shares issued and outstanding, respectively	—	—
Additional paid-in capital	35,931	35,588
Accumulated other comprehensive income (loss)	(535)	681
Accumulated deficit	(23,130)	(22,094)
Total Uber Technologies, Inc. stockholders' equity	12,266	14,175
Non-redeemable non-controlling interests	701	—
Total equity	12,967	14,175
Total liabilities, redeemable non-controlling interests and equity	$33,252	$36,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue	$1,913	$3,929	$5,161	$6,832
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	924	2,099	2,415	3,809
Operations and support	582	432	1,085	855
Sales and marketing	736	1,256	1,621	2,359
Research and development	584	488	1,229	1,003
General and administrative	565	616	1,424	1,080
Depreciation and amortization	129	226	257	438
Total costs and expenses	3,520	5,117	8,031	9,544
Loss from operations	(1,607)	(1,188)	(2,870)	(2,712)
Interest expense	(110)	(115)	(228)	(230)
Other income (expense), net	(44)	1,943	(1,839)	3,653
Income (loss) before income taxes and loss from equity method investments	(1,761)	640	(4,937)	711
Provision for (benefit from) income taxes	4	(479)	(238)	(294)
Loss from equity method investments	(7)	(7)	(19)	(15)
Net income (loss) including non-controlling interests	(1,772)	1,112	(4,718)	990
Less: net income (loss) attributable to non-controlling interests, net of tax	3	(32)	(7)	(46)
Net income (loss) attributable to Uber Technologies, Inc.	$(1,775)	$1,144	$(4,711)	$1,036
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(1.02)	$0.61	$(2.72)	$0.56
Diluted	$(1.02)	$0.58	$(2.72)	$0.52
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,738,897	1,875,156	1,731,632	1,866,830
Diluted	1,738,897	1,955,975	1,731,632	1,949,750
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net income (loss) including non-controlling interests	$(1,772)	$1,112	$(4,718)	$990
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(257)	21	(405)	54
Change in unrealized gain (loss) on investments in available-for-sale securities	8	6	(52)	1,162
Other comprehensive income (loss), net of tax	(249)	27	(457)	1,216
Comprehensive income (loss) including non-controlling interests	(2,021)	1,139	(5,175)	2,206
Less: comprehensive income (loss) attributable to non-controlling interests	3	(32)	(7)	(46)
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$(2,024)	$1,171	$(5,168)	$2,252
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

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2020	$787	1,849,794	$—	$35,931	$(535)	$(23,130)	$701	$12,967
Reclassification of the equity component of 2025 Convertible Notes to liability upon adoption of ASU 2020-06	—	—	—	(243)	—		—	(243)
Exercise of stock options	—	3,518	—	35	—	—	—	35
Stock-based compensation	—	—	—	287	—	—	—	287
Issuance of common stock for settlement of Careem Convertible Notes	—	2,872	—	158	—	—	—	158
Issuance of common stock as consideration for acquisition	—	505	—	28	—	—	—	28
Issuance of common stock for settlement of RSUs	—	10,924	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(244)	—	(14)	—	—	—	(14)
Recognition of non-controlling interest upon acquisition	56	—	—	—	—	—	—	—
Derecognition of non-controlling interests upon divestiture	(356)	—	—	—	—	—	(701)	(701)
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	1,156	—	—	1,156
Foreign currency translation adjustment	—	—	—	—	33	—	—	33
Net loss	(14)	—	—	—	—	(108)	—	(108)
Balance as of March 31, 2021	473	1,867,369	—	36,182	654	(23,238)	—	13,598
Exercise of stock options	—	2,454	—	40	—	—	—	40
Stock-based compensation	—	—	—	282	—	—	—	282
Reclassification of share-based award liability to additional paid-in capital	—	—	—	4	—	—	—	4
Issuance of common stock under the Employee Stock Purchase Plan	—	1,710	—	67	—	—	—	67
Issuance of common stock for settlement of Careem Convertible Notes	—	1,352	—	74	—	—	—	74
Issuance of common stock for settlement of RSUs	—	7,480	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(55)	—	(3)	—	—	—	(3)
Recognition of non-controlling interest upon acquisition	76	—	—	—	—	—	—	—
Re-measurement of non-controlling interest	1,052	—	—	(1,058)	—	—	—	(1,058)
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	6	—	—	6
Foreign currency translation adjustment	—	—	—	—	21	—	—	21
Net income	(32)	—	—	—	—	1,144	—	1,144
Balance as of June 30, 2021	$1,569	1,880,310	$—	$35,588	$681	$(22,094)	$—	$14,175
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2021
Cash flows from operating activities
Net income (loss) including non-controlling interests	$(4,718)	$990
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	257	438
Bad debt expense	32	49
Stock-based compensation	408	553
Gain on business divestitures	(127)	(1,684)
Deferred income taxes	(282)	(367)
Loss from equity method investments, net	19	15
Unrealized (gain) loss on debt and equity securities, net	116	(1,975)
Impairment of debt and equity securities	1,850	—
Impairments of goodwill, long-lived assets and other assets	297	16
Unrealized foreign currency transactions	13	(2)
Other	25	62
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	517	(149)
Prepaid expenses and other assets	141	(9)
Collateral held by insurer	178	136
Operating lease right-of-use assets	137	77
Accounts payable	(10)	185
Accrued insurance reserves	(8)	21
Accrued expenses and other liabilities	(337)	762
Operating lease liabilities	(42)	(70)
Net cash used in operating activities	(1,534)	(952)
Cash flows from investing activities
Purchases of property and equipment	(362)	(128)
Purchases of marketable securities	(1,012)	(526)
Purchases of non-marketable equity securities	(10)	(857)
Purchase of note receivable	(85)	(218)
Proceeds from maturities and sales of marketable securities	422	1,143
Proceeds from sale of non-marketable equity securities	—	500
Acquisition of businesses, net of cash acquired	(1,346)	(80)
Return of capital from equity method investee	91	—
Other investing activities	(10)	17
Net cash used in investing activities	(2,312)	(149)
Cash flows from financing activities
Issuance of senior notes, net of issuance costs	992	—
Principal repayment on Careem Notes	(891)	(194)
Principal payments on finance leases	(119)	(108)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	82	67
Other financing activities	(9)	45
Net cash provided by (used in) financing activities	55	(190)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(175)	5
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(3,966)	(1,286)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	12,067	7,391
Reclassification from assets held for sale during the period	—	349
End of period	$8,101	$6,454

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$6,754	$4,443
Restricted cash and cash equivalents-current	123	324
Restricted cash and cash equivalents-non-current	1,224	1,687
Total cash and cash equivalents, and restricted cash and cash equivalents	$8,101	$6,454

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$211	$216
Income taxes, net of refunds	58	51
Non-cash investing and financing activities:
Finance lease obligations	131	83
Ownership interest received in exchange for the divestitures	171	1,018
Conversion of convertible notes to common stock	—	232
Issuance of Careem Notes including the holdback amount	1,634	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber,” “we,” “our,” or “us”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. Uber is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. Uber develops and operates proprietary technology applications supporting a variety of offerings on its platform (“platform(s)” or “Platform(s)”). Uber connects consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, and connects Riders and other consumers (“Eaters”) with restaurants, grocers and other stores (collectively, “Merchants”) with delivery service providers (“Couriers”) for meal preparation, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Couriers are collectively referred to as “Driver(s).” Uber also connects consumers with public transportation networks. Uber uses this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry. Uber is also developing technologies that will provide new solutions to solve everyday problems.
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
In March 2020, the World Health Organization declared the outbreak of the coronavirus disease COVID-19 (“COVID-19”) a pandemic. COVID-19 continues to impact market and economic conditions globally. The evolving nature of COVID-19 pandemic and the extent of its impact across industries and geographies, including the duration of the spread of the outbreak and any resurgences of the outbreak or variants of the virus, continue to be uncertain and cannot be predicted. Therefore, the results of operations for the three and six months ended June 30, 2020 and 2021 may not be indicative of the results to be expected for subsequent quarters and full fiscal years.
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
Certain Significant Risks and Uncertainties - COVID-19
Various governments continue to implement restrictions, including business activities and travel restrictions, that have had an adverse impact on our business and operations by reducing, in particular, the global demand for Mobility offerings. COVID-19 has produced uncertainty around the world and it is not possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business operations, results of operations, financial position, liquidity, and cash flows. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak and any resurgences of the outbreak or variants of the virus, both globally and within the United States, the administration, adoption and efficacy of vaccines in the United States and internationally, the impact on capital, foreign currencies exchange and financial markets, governmental or regulatory orders that impact our business and whether the impacts may result in permanent changes to our end-users’ behavior, all of which are highly uncertain and cannot be predicted.
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

Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Mobility revenue	$787	$1,618	$3,254	$2,471
Delivery revenue	886	1,963	1,412	3,704
Freight revenue	211	348	410	649
All Other revenue	29	—	85	8
Total revenue	$1,913	$3,929	$5,161	$6,832

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
United States and Canada	$1,125	$1,984	$3,200	$3,833
Latin America ("LatAm")	213	307	691	609
Europe, Middle East and Africa ("EMEA")	358	929	831	1,154
Asia Pacific ("APAC")	217	709	439	1,236
Total revenue	$1,913	$3,929	$5,161	$6,832
Revenue
Mobility Revenue
We derive revenue primarily from fees paid by Mobility Drivers for the use of our platform(s) and related service to facilitate and complete Mobility transactions.
In certain markets, we charge end-users a fee for connection services obtained via the platform. We recognized total revenue of $43 million and $192 million associated with these fees for the three and six months ended June 30, 2020, respectively, and total revenue of $73 million and $126 million for the three and six months ended June 30, 2021, respectively.
Mobility revenue also includes immaterial revenue streams such as our Uber for Business (“U4B”) and financial partnerships products.
Delivery Revenue
We derive revenue for Delivery from Merchants’ and Couriers’ use of the Delivery platform and related service to facilitate and complete Delivery transactions.
Additionally, in certain markets where we are responsible for delivery services, delivery fees charged to end-users are also included in revenue, while payments to Couriers in exchange for delivery services are recognized in cost of revenue. In these markets, we recognized revenue from end-users of $20 million and $21 million for the three and six months ended June 30, 2020, respectively, and revenue from end-users of $174 million and $262 million for the three and six months ended June 30, 2021, respectively. We also recognized cost of revenue for these delivery transactions, exclusive of depreciation and amortization of $96 million and $150 million for the three and six months ended June 30, 2020, respectively, and cost of revenue of $536 million and $889 million for the three and six months ended June 30, 2021, respectively.
Subscription Offering
We offer subscription memberships to end-users including Uber Pass, Rides Pass, and Eats Pass (“Subscriptions”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to our segments on a proportional basis, based on usage for each segment during the respective period.
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
Contract Balances and Remaining Performance Obligation
Contract liabilities represents consideration collected prior to satisfying the performance obligations. As of June 30, 2021, we had $192 million of contract liabilities included in accrued and other current liabilities as well as other long-term liabilities on the condensed consolidated balance sheet. Revenue recognized from these contracts during the three and six months ended June 30, 2020 and 2021 was not material.

Our remaining performance obligation for contracts with an original expected length of greater than one year is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of June 30, 2021	$46	$146	$192
Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2020	June 30, 2021
Classified as short-term investments:
Marketable debt securities (1):
Commercial paper	$457	$233
U.S. government and agency securities	429	235
Corporate bonds	294	92
Short-term investments	$1,180	$560

Classified as investments:
Non-marketable equity securities:
Didi	$6,299	$7,326
Aurora (2)	—	2,148
Other (3)	329	627
Non-marketable debt securities:
Grab (4)	2,341	3,592
Note receivable from a related party	83	81
Investments	$9,052	$13,774
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

	As of December 31, 2020				As of June 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$2,386	$—	$—	$2,386	$2,170	$—	$—	$2,170
Commercial paper	—	611	—	611	—	314	—	314
U.S. government and agency securities	—	542	—	542	—	266	—	266
Corporate bonds	—	323	—	323	—	98	—	98
Non-marketable debt securities	—	—	2,341	2,341	—	—	3,592	3,592
Non-marketable equity securities	—	—	52	52	—	7,326	2,183	9,509
Note receivable from a related party	—	—	83	83	—	—	81	81
Total financial assets	$2,386	$1,476	$2,476	$6,338	$2,170	$8,004	$5,856	$16,030

Didi Investment
During the first quarter of 2021, we completed the sale of $500 million of our Didi shares and realized immaterial gains from this transaction. In addition, we recorded immaterial unrealized gains from remeasurement of the carrying value of the remaining Didi shares under the measurement alternative during the three months ended March 31, 2021.
On June 30, 2021, Didi started trading on the New York Stock Exchange. As of June 30, 2021, our investment in preferred shares of Didi, which was previously accounted for under the measurement alternative on a non-recurring basis, had a readily determinable fair value and therefore changed to an investment measured at fair value on a recurring basis. As of June 30, 2021, the fair value of our investment in Didi preferred shares is based on readily available pricing sources for comparable instruments, adjusted by a discount for lack of marketability due to the restriction on trading the shares (Level 2). During the three months ended June 30, 2021, we recognized an unrealized gain of $1.4 billion on this investment in other income (expense), net in our condensed consolidated statements of operations.
During the six months ended June 30, 2021, we did not make any transfers between the levels of the fair value hierarchy.
The following table summarizes the amortized cost and fair value of our debt securities with a stated contractual maturity or redemption date (in millions):

	As of June 30, 2021
	Amortized Cost	Fair Value
Within one year	$677	$677
One year through five years	2,282	3,593
Total	$2,959	$4,270
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities at fair value on a recurring basis (in millions):

	As of December 31, 2020				As of June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$611	$—	$—	$611	$314	$—	$—	$314
U.S. government and agency securities	542	—	—	542	266	—	—	266
Corporate bonds	322	1	—	323	98	—	—	98
Non-marketable debt securities	2,281	60	—	2,341	2,281	1,311	—	3,592
Total	$3,756	$61	$—	$3,817	$2,959	$1,311	$—	$4,270
As of December 31, 2020 and June 30, 2021, there were no allowance for credit losses related to our available-for-sale debt securities.
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
As of December 31, 2020 and June 30, 2021, our Level 3 non-marketable debt securities and non-marketable equity securities primarily consist of common stock investments and preferred stock investments in privately held companies without readily determinable fair values.
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
Grab Investment
To determine the fair value of our investment in Grab as of June 30, 2021, we utilized a hybrid approach, incorporating a CSE method along with an OPM. The CSE method assumes an if-converted scenario (for example an initial public offering (“IPO”) or a special purpose acquisition company (“SPAC”) transaction), where the OPM approach allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences. As a result of the valuation performed, we recognized immaterial unrealized gains during the three months ended June 30, 2021 and unrealized gains of $1.3 billion during the six months ended June 30, 2021 in other comprehensive income (loss), net of tax in our condensed consolidated statement of comprehensive income (loss).
The following table summarizes information about the significant unobservable inputs used in the fair value measurement for our Grab investment as of June 30, 2021:

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
The fair value of the Aurora Investments as of June 30, 2021 was determined by a hybrid approach, incorporating a CSE method along with an OPM, weighted at 40% and 60%, respectively, as a result of an announced SPAC merger. The CSE method assumes an if-converted scenario (for example a SPAC), where the OPM approach allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences. Significant unobservable inputs to the OPM were volatility of 68% and time to liquidity of 4.5 years. As a result of the valuation performed, we recognized an unrealized gain of $471 million in other income (expense), net in our condensed consolidated statement of operations during the three and six months ended June 30, 2021.
Summarized financial information for Aurora for the first quarter of 2021, the most recent period available, is as follows (in millions):

Results of Operations Data	Three Months Ended March 31, 2021
Total operating expenses	$192
Loss from operations	(192)
Net loss	(189)

Balance Sheet Data	As of March 31, 2021
Current assets	$952
Total assets	2,929
Current liabilities	114
Total liabilities	248
Redeemable convertible preferred stock	2,161
Financial Assets Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets measured and recorded at fair value on a recurring basis as of June 30, 2021, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Debt Securities	Non-marketable Equity Securities	Note Receivables
Balance as of December 31, 2020	$2,341	$52	$83
Total net gains (losses)
Included in earnings	—	454	(2)
Included in other comprehensive income (loss)	1,251	—	—
Purchases	—	1,677	—
Balance as of June 30, 2021	$3,592	$2,183	$81
Assets Measured at Fair Value on a Non-Recurring Basis
Non-Financial Assets
Our non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of our non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the condensed consolidated statements of operations. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because we estimate the fair value of these securities based on valuation methods, including the CSE and OPM methods, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities we hold.
We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three and six months ended June 30, 2021.
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the condensed consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Upward adjustments	$—	$—	$—	$71
Downward adjustments (including impairment)	—	—	(1,690)	—
Total unrealized gain (loss) for non-marketable equity securities	$—	$—	$(1,690)	$71

The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2020	June 30, 2021
Initial cost basis	$6,282	$628
Upward adjustments	1,984	—
Downward adjustments (including impairment)	(1,690)	(36)
Total carrying value at the end of the period	$6,576	$592
Note 4 – Leases
The components of our lease expense were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Lease cost
Finance lease cost:
Amortization of assets	$49	$61	$93	$113
Interest on lease liabilities	4	3	8	7
Operating lease cost	116	74	211	150
Short-term lease cost	4	1	10	4
Variable lease cost	32	22	62	42
Sublease income	—	(1)	(1)	(1)
Total lease cost	$205	$160	$383	$315
We did not enter into nor commence any new material operating or finance leases during the three and six months ended June 30, 2021. The assumptions used to value leases for the periods presented were as follows:

	As of
	December 31, 2020	June 30, 2021
Weighted-average remaining lease term
Operating leases	16 years	16 years
Finance leases	2 years	2 years
Weighted-average discount rate
Operating leases	7.0%	7.1%
Finance leases	5.4%	4.7%
Maturities of lease liabilities were as follows (in millions):

	As of June 30, 2021
	Operating Leases	Finance Leases
Remainder of 2021	$97	$106
2022	310	132
2023	280	34
2024	236	8
2025	190	—
Thereafter	2,111	—
Total undiscounted lease payments	3,224	280
Less: imputed interest	(1,534)	(13)
Total lease liabilities	$1,690	$267

As of June 30, 2021, we had additional operating leases and finance leases, primarily for corporate offices and servers, that have not yet commenced of $496 million and $16 million, respectively. These operating and finance leases will commence between fiscal years 2021 and 2023 with lease terms ranging from 3 years to 11 years.
Note 5 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2021 (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2020	$2,562	$3,547	$—	$6,109
Acquisitions	98	53	—	151
Measurement period adjustment (1)	—	183	—	183
Foreign currency translation adjustment	6	(1)	—	5
Balance as of June 30, 2021	$2,666	$3,782	$—	$6,448
(1) Refer to Note 15 – Business Combinations.
Intangible Assets
The components of intangible assets, net as of December 31, 2020 and June 30, 2021 were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2020
Rider and Merchant relationships	$1,007	$(81)	$926	8
Developed technology	529	(69)	460	2
Trade names and trademarks	183	(16)	167	7
Patents	15	(6)	9	8
Other	5	(3)	2	0
Intangible assets	$1,739	$(175)	$1,564

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
June 30, 2021
Rider and Merchant relationships	$1,051	$(172)	$879	4
Developed technology	492	(158)	334	2
Trade names and trademarks	184	(30)	154	6
Patents	15	(6)	9	7
Other	5	(3)	2	0
Intangible assets	$1,747	$(369)	$1,378
Amortization expense for intangible assets subject to amortization was $25 million and $104 million for the three months ended June 30, 2020 and 2021, respectively. Amortization expense for intangible assets subject to amortization was $53 million and $196 million for the six months ended June 30, 2020 and 2021, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2021 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2021	$208
2022	359
2023	199
2024	152
2025	132
Thereafter	315
Total	$1,365
Note 6 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2020	June 30, 2021	Effective Interest Rates	Maturities
2016 Senior Secured Term Loan	$1,101	$—	—%	—
2018 Senior Secured Term Loan	1,463	—	—%	—
2025 Refinanced Term Loan	—	1,455	3.8%	April 4, 2025
2027 Refinanced Term Loan	—	1,095	3.8%	February 25, 2027
2025 Senior Note	1,000	1,000	7.7%	May 15, 2025
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2025 Convertible Note	1,150	1,150	0.2%	December 15, 2025
Total debt	7,914	7,900
Less: unamortized discount and issuance costs	(327)	(75)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$7,560	$7,798
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
The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan are guaranteed by certain of our material domestic restricted subsidiaries. The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of June 30, 2021. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair values of our 2025 Refinanced Term Loan and 2027 Refinanced Term Loan were $1.5 billion and $1.1 billion, respectively, as of June 30, 2021 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
As of June 30, 2021, none of the conditions permitting the holders of the 2025 Convertible Notes to early convert had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
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
The fair value of our 2025 Convertible Notes was $1.2 billion as of June 30, 2021 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
The 2025, 2026, 2027 and 2028 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of June 30, 2021.

The following table presents the fair values of our Senior Notes as of June 30, 2021, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of June 30, 2021
2025 Senior Note	$1,081
2026 Senior Note	1,619
2027 Senior Note	1,322
2028 Senior Note	540
Total	$4,562
The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long term debt, for the three and six months ended June 30, 2020 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Contractual interest coupon	$110	$109	$215	$220
Amortization of debt discount and issuance costs	2	3	5	10
Total interest expense from long-term debt	$112	$112	$220	$230
Revolving Credit Arrangements
We have a revolving credit agreement initially entered in 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of June 30, 2021, there was no balance outstanding on the Revolving Credit Facility.
Letters of Credit
As of December 31, 2020 and June 30, 2021, we had letters of credit outstanding of $649 million and $682 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $233 million and $266 million, respectively.
Note 7 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2020	June 30, 2021
Other receivables	$464	$533
Other	751	722
Prepaid expenses and other current assets	$1,215	$1,255
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2020	June 30, 2021
Accrued legal, regulatory and non-income taxes	$1,811	$2,618
Accrued Drivers and Merchants liability	651	624
Income and other tax liabilities	203	239
Other	2,447	2,376
Accrued and other current liabilities	$5,112	$5,857

Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2020	June 30, 2021
Deferred tax liabilities	$818	$531
Other	488	713
Other long-term liabilities	$1,306	$1,244
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2019	$(231)	$44	$(187)
Other comprehensive income (loss) before reclassifications	(405)	(52)	(457)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(405)	(52)	(457)
Balance as of June 30, 2020	$(636)	$(8)	$(644)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2020	$(581)	$46	$(535)
Other comprehensive income (loss) before reclassifications	54	1,162	1,216
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	54	1,162	1,216
Balance as of June 30, 2021	$(527)	$1,208	$681
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Interest income	$6	$13	$44	$18
Foreign currency exchange gains (losses), net	(29)	—	(57)	(25)
Gain (loss) on business divestitures, net (1)	(27)	—	127	1,684
Unrealized gain (loss) on debt and equity securities, net (2)	(2)	1,912	(116)	1,975
Impairment of debt and equity securities (3)	13	—	(1,850)	—
Other, net	(5)	18	13	1
Other income (expense), net	$(44)	$1,943	$(1,839)	$3,653
(1) During the six months ended June 30, 2020, gain (loss) on business divestitures, net primarily represents a $154 million gain on the sale of our Uber Eats India operations to Zomato Media Private Limited (“Zomato”) recognized in the first quarter of 2020. During the six months ended June 30, 2021, gain (loss) on business divestitures, net represents a $1.6 billion gain on the sale of our ATG Business to Aurora recognized in the first quarter of 2021. Refer to Note 16 – Divestiture for further information.
(2) During the three and six months ended June 30, 2021, unrealized gain (loss) on debt and equity securities, net primarily represents a $1.4 billion unrealized gain on our Didi investment and a $471 million unrealized gain on our Aurora Investments recognized in the second quarter of 2021.
(3) During the six months ended June 30, 2020, we recorded an impairment charge of $1.9 billion, primarily related to our investment in Didi, and a $173 million allowance for credit loss recorded on our investment in Grab recognized in the first quarter of 2020.

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
Stock Option and SAR Activity
A summary of stock option and SAR activity for the six months ended June 30, 2021 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2020	229	28,734	$12.87	4.97	$1,104
Granted	—	945	$14.68
Exercised	(48)	(6,177)	$12.30
Canceled and forfeited	(2)	(300)	$18.24
As of June 30, 2021	179	23,202	$13.03	4.02	$867
Vested and expected to vest as of June 30, 2021	138	17,773	$8.39	3.45	$752
Exercisable as of June 30, 2021	138	17,773	$8.39	3.45	$752
RSU Activity
The following table summarizes the activity related to our RSUs for the six months ended June 30, 2021 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2020	83,736	$34.17
Granted	24,573	$58.35
Vested	(18,467)	$36.67
Canceled and forfeited	(14,956)	$36.45
Unvested and outstanding as of June 30, 2021	74,886	$41.07
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the three and six months ended June 30, 2020 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Operations and support	$11	$38	$36	$65
Sales and marketing	10	19	24	42
Research and development	72	149	239	282
General and administrative	38	66	109	164
Total	$131	$272	$408	$553
As of June 30, 2021, there was $2.6 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.02 years.

The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements were not material during the three and six months ended June 30, 2020 and 2021, respectively.
Note 9 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $4 million and $(238) million for the three and six months ended June 30, 2020, respectively, and $(479) million and $(294) million for the three and six months ended June 30, 2021, respectively. During the three months ended June 30, 2020, the income tax expense was primarily driven by current tax on foreign earnings offset by a partial benefit from U.S. losses. During the six months ended June 30, 2020, the income tax benefit was primarily driven by the deferred U.S. tax impact of the impairment charges related to our investments in Didi and Grab, the deferred China tax impact of the impairment charge related to our investment in Didi, and to a lesser extent, the benefit of U.S. losses and current tax on foreign earnings. During the three and six months ended June 30, 2021, the income tax benefit was primarily driven by the deferred China and US tax impact related to our investment in Didi, the deferred tax impact related to our investment in Aurora, and to a lesser extent, by the benefit from our US losses and current tax on our foreign earnings. The primary differences between the effective tax rate and the federal statutory tax rate are due to the China and US deferred taxes related to our investment in Didi, US deferred taxes related to our investment in Aurora, the valuation allowance on our US and Netherlands' deferred tax assets, and foreign tax rate differences.
During the six months ended June 30, 2021, the amount of gross unrecognized tax benefits increased by $165 million, of which approximately $53 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $112 million of unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
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
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through June 30, 2021. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
Note 10 – Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the periods presented. Diluted net income (loss) per share is computed by giving effect to all potential weighted average dilutive common stock. The dilutive effect of outstanding awards and convertible securities is reflected in diluted net income (loss) per share by application of the treasury stock method. Since we were in a loss position for the three and six months ended June 30, 2020, basic net loss per share was the same as diluted net loss per share for the periods presented.
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Basic net income (loss) per share:
Numerator
Net income (loss) including non-controlling interests	$(1,772)	$1,112	$(4,718)	$990
Net income (loss) attributable to non-controlling interests, net of tax	3	(32)	(7)	(46)
Net income (loss) attributable to common stockholders	$(1,775)	$1,144	$(4,711)	$1,036
Denominator
Basic weighted-average common stock outstanding	1,738,897	1,875,156	1,731,632	1,866,830
Basic net income (loss) per share attributable to common stockholders (1)	$(1.02)	$0.61	$(2.72)	$0.56
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(1,775)	$1,144	$(4,711)	$1,036
Net loss attributable to Freight Holding convertible common shares non-controlling interest, net of tax	—	(10)	—	(18)
Cumulative dividends to Freight Holding convertible preferred shares non-controlling interest, net of tax	—	3	—	—
Interest expense, amortization of debt discount and issuance costs of 2025 Convertible Notes and Careem Notes	—	3	—	5
Diluted net income (loss) attributable to common stockholders	$(1,775)	$1,140	$(4,711)	$1,023
Denominator
Number of shares used in basic net income (loss) per share computation	1,738,897	1,875,156	1,731,632	1,866,830
Weighted-average effect of potentially dilutive securities:
Stock options	—	17,785	—	18,808
RSUs	—	31,485	—	36,651
Warrants	—	87	—	88
Common shares issued for ESPP	—	160	—	192
Assumed incremental shares to settle forward obligation for Freight Holding Series A unit holders	—	1,900	—	2,281
Assumed redemption of Freight Holding common shares, non-controlling interest	—	1,268	—	1,306
Assumed redemption of Freight Holding preferred shares, non-controlling interest	—	6,891	—	—
2025 Convertible Notes	—	14,226	—	14,226
Careem Notes	—	7,017	—	9,368
Diluted weighted-average common stock outstanding	1,738,897	1,955,975	1,731,632	1,949,750
Diluted net income (loss) per share attributable to common stockholders (1)	$(1.02)	$0.58	$(2.72)	$0.52
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

The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Freight Holding contingently redeemable preferred stock	—	—	—	7,743
RSUs	96,455	18,594	96,455	17,230
Stock options	27,086	249	27,086	15
Common stock subject to repurchase	28	—	28	—
RSUs to settle fixed monetary awards	175	—	175	—
Shares committed under ESPP	2,441	2,719	2,441	2,296
Warrants to purchase common stock	126	—	126	—
Convertible notes	14,181	—	14,181	—
Total	140,492	21,562	140,492	27,284

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Segment adjusted EBITDA:
Mobility	$50	$179	$631	$477
Delivery	(232)	(161)	(545)	(361)
Freight	(49)	(41)	(113)	(70)
All Other (1)	(114)	—	(285)	(11)
Total segment adjusted EBITDA	(345)	(23)	(312)	35
Reconciling items:
Corporate G&A and Platform R&D (2), (3)	(492)	(486)	(1,137)	(903)
Depreciation and amortization	(129)	(226)	(257)	(438)
Stock-based compensation expense	(131)	(272)	(408)	(553)
Legal, tax, and regulatory reserve changes and settlements	(38)	(140)	(57)	(691)
Goodwill and asset impairments/loss on sale of assets	(16)	—	(209)	(57)
Acquisition, financing and divestitures related expenses	(19)	(26)	(29)	(62)
Accelerated lease costs related to cease-use of ROU assets	—	—	—	(2)
COVID-19 response initiatives	(48)	(15)	(72)	(41)
Loss on lease arrangement, net	(7)	—	(7)	—
Restructuring and related charges	(382)	—	(382)	—
Loss from operations	$(1,607)	$(1,188)	$(2,870)	$(2,712)
(1) Includes historical results of ATG and Other Technology Programs and New Mobility.
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
Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal or grocery order delivered. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2020 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
United States	$1,035	$1,813	$2,987	$3,496
France	156	409	290	800
Australia	125	394	282	679
All other countries	597	1,313	1,602	1,857
Total revenue	$1,913	$3,929	$5,161	$6,832
Revenue grouped by offerings and geographical region is included in Note 2 – Revenue.
Note 12 – Commitments and Contingencies
Purchase Commitments
We have commitments for network and cloud services, background checks, and other items in the ordinary course of business with varying expiration terms through October 30, 2024. These amounts are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated.
As of June 30, 2021, there were no material changes to our purchase commitments disclosed in the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2020 and June 30, 2021, we had recorded aggregate liabilities of $1.8 billion and $2.6 billion, respectively, of which $1.3 billion and $1.3 billion relate to non-income tax matters, respectively, in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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

On August 10, 2020, the Court issued a preliminary injunction order, prohibiting us from classifying drivers as independent contractors and from violating various wage and hour laws. The injunction was stayed pending appeal. On October 22, 2020, the Court of Appeal affirmed the lower court’s ruling, and we filed a petition for review of the decision with the California Supreme Court. The petition was based upon the passage of Proposition 22 by California voters in November 2020, and requested that the Court of Appeal opinion be vacated because AB5’s application to Uber was superseded by Proposition 22.
Proposition 22 was a state ballot initiative that provides a framework for drivers that use platforms like ours to qualify as independent workers. As a result of the passage of Proposition 22, Drivers are able to maintain their status as independent contractors under California law, and we and our competitors are required to comply with the provisions of Proposition 22. Proposition 22 went into effect on December 16, 2020.
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. We have petitioned to stay this matter pending coordination with other California employment related matters. We intend to continue to vigorously defend ourselves. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
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
Postmates Arbitrations
We have received demands or have been threatened with demands for individual arbitration on behalf of Couriers who claim to be misclassified as independent contractors by Postmates. These claims expose us to wage and hour and related liabilities for each individual who has filed a demand. The ultimate resolution of the arbitrations is uncertain and the amount accrued for this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheets, with a corresponding increase to goodwill, based on facts and circumstances in existence as of the effective date of the acquisition.
Swiss Social Security Reclassification
Several Swiss administrative bodies have issued decisions in which they classify Drivers as employees of Uber Switzerland, Rasier Operations B.V. or of Uber B.V. for social security or regulatory purposes. We are challenging each of them before the Social Security and Administrative Tribunals. In April 2020, a ruling was made on a separate matter in Switzerland which reclassified a Driver as an employee. In April 2021, a ruling was made that Uber Switzerland could not be held liable for social security contributions. The ultimate resolution of the social security matters for the other two entities is uncertain and the amount accrued for this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheets.
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
On February 19, 2021, the Supreme Court of the UK upheld the tribunal ruling that the Drivers using the app in 2016 were workers for UK employment law purposes. Damages include back pay including holiday pay and minimum wage, which will be assessed and quantified at a future hearing in July 2022. Additional claimants have also filed and each claimant will be required to bring their own separate action to an employment tribunal to determine whether they met the “worker” classification and if so, how much each claimant will be awarded.
On March 16, 2021, we announced that more than 70,000 drivers in the UK will be treated as workers, earning at least the National Living Wage when driving with Uber. They will also be paid for holiday time and all those eligible will be automatically enrolled into a pension plan. We have also initiated a settlement process with drivers in the UK to proactively resolve historical claims relating to their classification under UK law. In addition, we expect to be subject to historical pension contributions, which requires our separate engagement with the UK pension regulator.

On June 23, 2021, we received a compliance notice from the UK pension regulator to facilitate our auto-enrollment implementation. The pension regulator has confirmed that Uber will be required to pay historic company contributions, but that we are not required to pay the driver component of historic pension contributions.
Our portal for drivers to register for a settlement of historical holiday pay and national minimum wage liabilities has closed on July 22, 2021 and we have extended offers to all unrepresented drivers eligible for settlement. While the ultimate resolution of these matters are uncertain, we have recorded an accrual for these matters within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2021.
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
State Unemployment Taxes
In 2018, the New Jersey Department of Labor (“NJDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2018. The NJDOL made an assessment on November 12, 2019, against both Rasier and Uber. Both assessments were calculated through November 15, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2018. The DOL provided a revised assessment on February 24, 2021. We are engaged in ongoing discussions with the NJDOL about the assessments, though the NJDOL has notified Uber for a hearing on the merits. While the ultimate resolution of this matter is uncertain, we recorded for this matter within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2021.
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
Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2020 and June 30, 2021 were $1.2 billion and $681 million, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2020 and June 30, 2021 were not material.
Freight Holding
As of June 30, 2021, we own the majority of the issued and outstanding capital stock of Uber Freight Holding Corporation, our majority-owned subsidiary (“Freight Holding”) and report non-controlling interest as further described in Note 14 – Non-Controlling Interests.
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
Careem Qatar and Morocco
The assets and operations in Careem Qatar and Morocco (collectively “Non-Transferred Countries”), have not yet been transferred to us as of June 30, 2021. Transfer of the assets and operations of the Non-Transferred Countries will be subject to a delayed closing pending timing of regulatory approval. We have rights to all residual interests in the entities comprising the Non-Transferred Countries which is considered a variable interest. We are exposed to losses and residual returns of the entities comprising the Non-Transferred Countries through the right to all of the proceeds from either the divestiture or the eventual legal transfer upon regulatory approval of the entities comprising the Non-Transferred Countries.

Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amount of assets recognized on the condensed consolidated balance sheets related to unconsolidated VIEs was $308 million and $2.9 billion as of December 31, 2020 and June 30, 2021, respectively, and represents our maximum exposure to loss associated with the unconsolidated VIEs.
Zomato
Zomato is incorporated in India with the purposes of providing food delivery services. On January 21, 2020, we acquired compulsorily convertible cumulative preference shares of Zomato in exchange for Uber’s food delivery operations in India (“Uber Eats India”), and a note receivable for reimbursement of goods and services tax. During the second quarter of 2021, the outstanding note receivable was paid. As of June 30, 2021, we are exposed to Zomato’s economic risks and rewards through our investment which represent variable interests.
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
In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, Cornershop Global (“CS-Global”), an entity which held all of Cornershop business operations, except for those in Mexico, exercised a call option and acquired 100% of the outstanding equity interest in CS-Mexico. Uber owns 57% of CS-Mexico through its ownership in CS-Global. The acquisition of CS-Mexico by CS-Global triggered a reconsideration event and we reevaluated if CS-Mexico still met the definition of a VIE. As of March 31, 2021, we determined that CS-Mexico was no longer a VIE when it was acquired by CS-Global, which has sufficient equity to operate without the need for subordinated financial support.
Aurora
In January 2021, we sold our ATG Business to Aurora. After the sale, we hold equity interests in Aurora through our Aurora Investments. As of June 30, 2021, the fair value of our Aurora Investments was $2.1 billion and is included in investments on the condensed consolidated balance sheet. Refer Note 3 – Investments and Fair Value Measurement for additional information regarding the accounting for our Aurora Investments and Note 16 – Divestiture for additional information regarding the sale of our ATG Business.
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
Our equity investment in Moove, through preferred shares, is accounted for as an investment in non-marketable equity securities included in investments on the condensed consolidated balance sheet. The term loan, of $218 million as of June 30, 2021, is accounted for as a loan receivable, carried at amortized cost, and included in other assets on the condensed consolidated balance sheet. Refer to Note 3 – Investments and Fair Value Measurement, Assets Measured at Fair Value on a Non-Recurring Basis, for additional information regarding our non-marketable equity securities.
Moove is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Moove’s economic risks and rewards through our equity investment, the term loan and commercial partnership agreement, which represent variable interests.

Note 14 – Non-Controlling Interests
Freight Holding
As of December 31, 2020 and June 30, 2021, we owned 85% of the issued and outstanding capital stock of our subsidiary Uber Freight Holding Corporation (“Freight Holding”), or 79% on a fully-diluted basis if all shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. The minority stockholders of Freight Holding include: (i) holders of Freight Holding’s Series A Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) employees who hold fully vested shares.
Cornershop
As of December 31, 2020 and June 30, 2021, we owned 55% and 57% of the outstanding membership interests in the issued and outstanding capital stock of CS-Global, respectively, or 52% on a fully-diluted basis. In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, CS-Global exercised a call option and acquired 100% of the outstanding equity interest in CS-Mexico, which increased their redeemable non-controlling interest. We own 57% of CS-Mexico through our ownership interest in CS-Global.
On June 18, 2021, we reached an agreement with the minority shareholders of Cornershop to acquire their interests in Cornershop in an all-stock transaction ("Acquisition Agreement"). Following the transaction, Cornershop will become a wholly-owned subsidiary of ours. The minority shareholders will receive approximately 30 million shares of our common stock, including shares issued for assumed outstanding stock options, subject to certain adjustments set forth in the agreement. The non-controlling interest was remeasured to its latest redemption value, which was equal to the purchase price of $1.3 billion, based on our stock price on June 18, 2021. Upon signing of the Acquisition Agreement, the Cornershop non-controlling interest was assessed to be not probable of redemption and, therefore, was not adjusted to the redemption value as of June 30, 2021. As of December 31, 2020 and June 30, 2021, Cornershop’s financial results are consolidated in our condensed consolidated financial statements given our majority ownership interest. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2021.
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
Note 15 – Business Combinations
Careem
During the first quarter of 2020, we completed the acquisition of substantially all of the assets of Careem for approximately $3.0 billion. Dubai-based Careem provides primarily ridesharing and to a lesser extent meal delivery, and payments services to millions of users in cities across the Middle East, North Africa, and Pakistan. As of June 30, 2021, ownership of Careem’s operations in Qatar and Morocco had not yet been transferred to us; however the results of operations and net assets were fully consolidated as variable interest entities.
As part of the acquisition, we agreed to issue the Careem Notes with an acquisition date fair value of $1.6 billion in different tranches with $880 million of the principal amount of the Careem Notes issued as of January 2, 2020 and settled in cash on April 1, 2020. Each tranche of the Careem Notes is due and payable 90 days once issued. The holders of the Careem Notes may elect to convert the full outstanding principal balance to common stock at a conversion price of $55 per share of Uber Technologies, Inc. at any time prior to maturity. During the six months ended June 30, 2021, certain holders of the Careem Notes elected to convert their notes and as a result of such elections, $426 million of the principal amount of the Careem Notes matured, of which $194 million were settled in cash and $232 million were settled in equity.
The remaining amount of the Careem Notes is recognized as a commitment to issue unsecured convertible notes at fair value in accrued and other current liabilities of $227 million and in other long-term liabilities $121 million as of June 30, 2021. The discount from the Careem Notes face value to fair value will be accreted through the respective repayment dates as interest expense. The amount of accretion for the three and six months ended June 30, 2021 was not material.
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
In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, CS-Global exercised the call option through the CS-Mexico Put/Call agreement, and acquired 100% of the outstanding equity interest in CS-Mexico. Uber owns 55% of the CS-Mexico through its ownership in CS-Global. The acquisition of CS-Mexico was accounted for as a business combination. The acquisition date fair value of the consideration transferred for CS-Mexico was immaterial, and consisted of a combination of cash payment and equity payment in Uber common stock and the fair value of the CS-Mexico Put/Call remeasured at the acquisition date. As a result of remeasuring our prior CS-Mexico Put/Call held immediately prior to the business combination, we recognized an immaterial loss during the three and six months ended June 30, 2021. The loss is included in other income (expense), net in the condensed consolidated statements of operations.
On June 18, 2021, we reached an agreement with the minority shareholders of Cornershop to acquire their interests in Cornershop in an all-stock transaction following which Cornershop will become a wholly-owned subsidiary of ours. Refer to Note 14 – Non-Controlling Interests for additional information.
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
As consideration for the sale, Aurora issued Series U-1 preferred shares to the third party investors of the ATG Business to settle their ATG Series A Stated Liquidation Preference of $1.1 billion, which had previously been recorded as redeemable and non-redeemable non-controlling interests on our condensed consolidated balance sheet prior to this transaction. We received the residual consideration from the sale as the only common unit holder of the ATG Business in the form of Aurora common shares valued at $1.3 billion, representing 22% of fully-diluted (25% undiluted) ownership interest of Aurora. Concurrently, we invested $400 million in Aurora in exchange for Aurora Series U-2 convertible preferred shares, representing 4% of fully-diluted (5% undiluted) ownership interest of Aurora. Refer to Note 3 – Investments and Fair Value Measurement for additional information.
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
Note 17 – Subsequent Events
Pending Acquisition of Transplace
On July 21, 2021, we and our majority-owned subsidiary, Freight Holding, entered into a definitive agreement for Freight Holding to acquire Tupelo Parent, Inc. (“Transplace”), a managed transportation and logistics technology and solutions company operating primarily in North America. The aggregate consideration is estimated to be approximately $2.25 billion, subject to certain adjustments set forth in the definitive agreement. The aggregate consideration is cash and up to $750 million in shares of Uber’s common stock, based on the 10-day volume weighted average price up to the closing date of the transaction. The transaction is subject to regulatory approval and other customary closing conditions and is expected to close in late 2021 or the first half of 2022.

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
Overview
We are a technology platform that uses a massive network, leading technology, operational excellence, and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform. We connect consumers with providers of ride services, merchants and food delivery services as well as public transportation networks. We use this same network, technology, operational excellence, and product expertise to connect shippers with carriers in the freight industry. We are also developing technologies that provide new solutions to solve everyday problems.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a pandemic. The COVID-19 pandemic has rapidly changed market and economic conditions globally, impacting Drivers, Merchants, consumers and business partners, as well as our business, results of operations, financial position, and cash flows. Various governmental restrictions, including the declaration of a federal National Emergency, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, restrictions on travel, limitations on social or public gatherings, and other measures have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the global demand for Mobility rides. Furthermore, we are experiencing and expect to continue to experience Driver supply constraints, and such supply constraints have been and may continue to be impacted by concerns regarding the COVID-19 pandemic.
COVID-19 Response Initiatives
We continue to prioritize the health and safety of our consumers, Drivers and Merchants, our employees and the communities we serve. As one of the world’s largest platforms for work, we continue to believe that we will play an important role in the economic recovery of cities around the globe. We are focused on navigating the challenges presented by COVID-19 through preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. The pandemic has reduced the demand for our Mobility offering globally. We have responded to the COVID-19 pandemic by launching new, or expanding existing, services or features on an expedited basis, particularly those related to delivery of food and other goods.
To comply with social distancing guidelines of national, state and local governments, we have temporarily suspended UberPOOL, our shared Mobility offering, in most markets, and implemented “leave at door” delivery options for Delivery offerings. Additionally, we have asked that all employees who are able to do so, to work remotely.
As vaccination rates increase in the United States, we are observing that consumer demand for Mobility is recovering faster than driver availability, and consumer demand for Delivery continues to exceed courier availability. We recently announced that we are increasing investments in driver incentives to improve driver availability in the near-term.
While we continue to assess the impact from the COVID-19 outbreak, we are unable to accurately predict the full impact of COVID-19 on our business, results of operations, financial position, and cash flows due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, any future waves or resurgences of the virus, variants of the virus, the administration, adoption and efficacy of vaccines in the United States and internationally, additional actions that may be taken by governmental authorities, the further impact on the business of Drivers, Merchants, consumers, and business partners, and other factors identified in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
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
On March 16, 2021, we announced that more than 70,000 drivers in the UK will be treated as workers, earning at least the National Living Wage when driving with Uber. They will also be paid for holiday time and all those eligible will be automatically enrolled into a pension plan. We have also initiated a settlement process with drivers in the UK to proactively resolve historical claims relating to their classification under UK law. In addition, we expect to be subject to historical pension contributions, which requires our separate engagement with the UK pension regulator.
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

Financial and Operational Highlights

	Three Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	55	101	84%
Trips (2)	737	1,511	105%
Gross Bookings (2)	$10,224	$21,900	114%	104%
Revenue	$1,913	$3,929	105%	95%
Net income (loss) attributable to Uber Technologies, Inc. (3)	$(1,775)	$1,144	**
Mobility Adjusted EBITDA	$50	$179	258%
Delivery Adjusted EBITDA	$(232)	$(161)	31%
Adjusted EBITDA (1), (2)	$(837)	$(509)	39%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
(3) Net income (loss) attributable to Uber Technologies, Inc. included stock-based compensation expense of $131 million and $272 million in the second quarter of 2020 and 2021, respectively.
** Percentage not meaningful.
Highlights for the Second Quarter 2021
In the second quarter of 2021, we continued to show signs of the business recovering from the impacts of COVID-19. Our MAPCs were 101 million, adding 3 million, or growing 3%, quarter-over-quarter.
Overall Gross Bookings increased to $21.9 billion in the second quarter of 2021, or 104% on a constant currency basis, compared to the same period in 2020. Delivery Gross Bookings grew 75% year-over-year, on a constant currency basis, outpacing Delivery Trip growth, as we saw a 14% increase in basket sizes globally driven by stay-at-home order demand related to COVID-19. Mobility Gross Bookings grew 174% year-over-year, on a constant currency basis primarily due to increases in Trip volumes as the business recovers from the impacts of COVID-19.
Revenue was $3.9 billion, up 105% year-over-year, with a Take Rate of 17.9%.
Net income attributable to Uber Technologies, Inc. was $1.1 billion, which included $272 million of stock-based compensation expense. Net income attributable to Uber Technologies, Inc. benefited from unrealized gains of $1.4 billion and $471 million related to the revaluation of our Didi and Aurora investments, respectively. For additional information on our Didi and Aurora investments, see Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Adjusted EBITDA loss was $509 million, improving 39% year-over-year. Mobility Adjusted EBITDA profit improved by 258%, year-over-year, to $179 million as Delivery Adjusted EBITDA loss of $161 million improved 31% year-over-year.
We ended the quarter with $5.0 billion in unrestricted cash, cash equivalents, and short-term investments.
Other Developments for the Second Quarter 2021
Acquisition of Remaining Interests in Cornershop
On June 18, 2021, we reached an agreement with the minority shareholders of Cornershop to acquire their interests in Cornershop in an all-stock transaction. Following the transaction, Cornershop will become a wholly-owned subsidiary of ours. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2021. For additional information, see Note 14 – Non-Controlling Interests in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue, exclusive of depreciation and amortization, primarily consists of certain insurance costs related to our Mobility and Delivery offerings, credit card processing fees, bank fees, data center and networking expenses, mobile device and service costs, costs incurred for certain Delivery transactions where we are primarily responsible for delivery services and pay Couriers for services provided, costs incurred with carriers for Uber Freight transportation services, amounts related to fare chargebacks and other credit card losses.
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
Research and Development
Research and development expenses primarily consist of compensation costs, including stock-based compensation, for employees in engineering, design and product development. Expenses include ongoing improvements to, and maintenance of, existing products and services, and allocation of certain corporate costs. We expense substantially all research and development expenses as incurred.
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
Provision for (Benefit from) Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.
Equity Method Investments
Equity method investments primarily includes the results of our share of income or loss from our Yandex.Taxi joint venture.

Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021

Revenue	$1,913	$3,929	$5,161	$6,832
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	924	2,099	2,415	3,809
Operations and support	582	432	1,085	855
Sales and marketing	736	1,256	1,621	2,359
Research and development	584	488	1,229	1,003
General and administrative	565	616	1,424	1,080
Depreciation and amortization	129	226	257	438
Total costs and expenses	3,520	5,117	8,031	9,544
Loss from operations	(1,607)	(1,188)	(2,870)	(2,712)
Interest expense	(110)	(115)	(228)	(230)
Other income (expense), net	(44)	1,943	(1,839)	3,653
Income (loss) before income taxes and loss from equity method investments	(1,761)	640	(4,937)	711
Provision for (benefit from) income taxes	4	(479)	(238)	(294)
Loss from equity method investments	(7)	(7)	(19)	(15)
Net income (loss) including non-controlling interests	(1,772)	1,112	(4,718)	990
Less: net income (loss) attributable to non-controlling interests, net of tax	3	(32)	(7)	(46)
Net income (loss) attributable to Uber Technologies, Inc.	$(1,775)	$1,144	$(4,711)	$1,036

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021

Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	48%	53%	47%	56%
Operations and support	30%	11%	21%	13%
Sales and marketing	38%	32%	31%	35%
Research and development	31%	12%	24%	15%
General and administrative	30%	16%	28%	16%
Depreciation and amortization	7%	6%	5%	6%
Total costs and expenses	184%	130%	156%	140%
Loss from operations	(84)%	(30)%	(56)%	(40)%
Interest expense	(6)%	(3)%	(4)%	(3)%
Other income (expense), net	(2)%	49%	(36)%	53%
Income (loss) before income taxes and loss from equity method investments	(92)%	16%	(96)%	10%
Provision for (benefit from) income taxes	—%	(12)%	(5)%	(4)%
Loss from equity method investments	—%	—%	—%	—%
Net income (loss) including non-controlling interests	(93)%	28%	(91)%	14%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	(1)%	—%	(1)%
Net income (loss) attributable to Uber Technologies, Inc.	(93)%	29%	(91)%	15%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and six months ended June 30, 2021 compared to same periods in 2020.
Comparison of the Three and Six Months Ended June 30, 2020 and 2021
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Revenue	$1,913	$3,929	105%	$5,161	$6,832	32%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
Revenue increased $2.0 billion, or 105%, primarily attributable to an increase in Gross Bookings of 104%, on a constant currency basis. The increase in Gross Bookings was primarily driven by an increase in Delivery Gross Bookings growth of 75%, on a constant currency basis, due to an increase in food delivery orders and higher basket sizes as a result of stay-at-home order demand related to COVID-19, as well as continued expansion across U.S. and international markets. The increase in Gross Bookings was also attributed to an increase in Mobility Gross Bookings of 174%, on a constant currency basis, due to increases in Trip volumes as the business recovers from the impacts of COVID-19.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
Revenue increased $1.7 billion, or 32%, primarily attributable to an increase in Gross Bookings of 54%, on a constant currency basis. The increase in Gross Bookings was primarily driven by an increase in Delivery Gross Bookings growth of 108%, on a constant currency basis, due to an increase in food delivery orders and higher basket sizes as a result of stay-at-home order demand related to COVID-19, as well as continued expansion across U.S. and international markets. The increase was partially offset by a decline in Mobility revenue attributable to a $600 million accrual made in the first quarter of 2021 for the resolution of historical claims in the UK relating to the classification of drivers.

Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Cost of revenue, exclusive of depreciation and amortization	$924	$2,099	127%	$2,415	$3,809	58%
Percentage of revenue	48%	53%		47%	56%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
Cost of revenue, exclusive of depreciation and amortization, increased $1.2 billion, or 127%, mainly due to a $503 million increase in Courier payments and incentives in certain markets, a $392 million increase in Mobility primarily driven by higher insurance costs resulting from increased volume, and a $125 million increase in Freight carrier payments.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
Cost of revenue, exclusive of depreciation and amortization, increased $1.4 billion, or 58%, mainly due to a $881 million increase in Courier payments and incentives in certain markets, a $201 million increase in Freight carrier payments, and a $96 million increase in insurance expense primarily due to an increase in miles in our Delivery business.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Operations and support	$582	$432	(26)%	$1,085	$855	(21)%
Percentage of revenue	30%	11%		21%	13%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
Operations and support expenses decreased $150 million, or 26%, primarily attributable to a $187 million decrease in restructuring and related charges, partially offset by a $34 million increase in driver background check costs.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
Operations and support expenses decreased $230 million, or 21%, primarily attributable to a $187 million decrease in restructuring and related charges and a $178 million decrease in employee headcount costs from cost reduction actions in 2020, partially offset by a $39 million increase in driver background check costs and a $29 million increase in stock-based compensation expense.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Sales and marketing	$736	$1,256	71%	$1,621	$2,359	46%
Percentage of revenue	38%	32%		31%	35%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
Sales and marketing expenses increased $520 million, or 71%, primarily attributable to a $299 million increase in consumer advertising expenses as well as an increase in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $203 million to $627 million compared to $424 million in the same period in 2020.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
Sales and marketing expenses increased $738 million, or 46%, primarily attributable to a $424 million increase in consumer advertising expenses as well as an increase in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $279 million to $1.2 billion compared to $933 million in the same period in 2020.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Research and development	$584	$488	(16)%	$1,229	$1,003	(18)%
Percentage of revenue	31%	12%		24%	15%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
Research and development expenses decreased $96 million, or 16%, primarily attributable to a $118 million decrease in employee headcount costs. The decrease is primarily due to the sale of JUMP in the second quarter of 2020 as well as the sale of our ATG Business in the first quarter of 2021.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
Research and development expenses decreased $226 million, or 18%, primarily attributable to a $233 million decrease in employee headcount costs, partially offset by a $43 million increase in stock-based compensation expense. The decrease was primarily due to the sale of JUMP in the second quarter of 2020 as well as the sale of our ATG Business in the first quarter of 2021.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

General and administrative	$565	$616	9%	$1,424	$1,080	(24)%
Percentage of revenue	30%	16%		28%	16%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
General and administrative expenses increased $51 million, or 9%, primarily attributable to a net $60 million increase in legal, tax, and regulatory reserve changes and settlements, a $28 million increase in stock-based compensation expense, and a $17 million increase in acquisition, financing, and divestitures related expenses, partially offset by a $64 million decrease in employee headcount costs.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
General and administrative expenses decreased $344 million, or 24%, primarily attributable to a $123 million decrease in employee headcount costs and a $178 million decrease in impairment charges related to our New Mobility reporting unit recorded during the first quarter of 2020 primarily related to COVID-19 impacts on certain markets.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Depreciation and amortization	$129	$226	75%	$257	$438	70%
Percentage of revenue	7%	6%		5%	6%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
Depreciation and amortization expenses increased $97 million, or 75%, primarily attributable to additional amortization expenses related to newly acquired Postmates and Cornershop intangible assets, as well as an increase in amortization of capital lease servers and internally developed software costs, partially offset by a decrease in amortization of Careem intangible assets that fully amortized in 2020.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
Depreciation and amortization expenses increased $181 million, or 70%, primarily attributable to additional amortization expenses related to newly acquired Postmates and Cornershop intangible assets, as well as an increase in amortization of capital lease servers and internally developed software costs, partially offset by a decrease in amortization of Careem intangible assets that fully amortized in 2020.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Interest expense	$(110)	$(115)	5%	$(228)	$(230)	1%
Percentage of revenue	(6)%	(3)%		(4)%	(3)%
Three and Six Months Ended June 30, 2021 Compared with the Same Periods in 2020
Interest expense increased by an immaterial amount.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Interest income	$6	$13	117%	$44	$18	(59)%
Foreign currency exchange gains (losses), net	(29)	—	**	(57)	(25)	56%
Gain (loss) on business divestitures, net	(27)	—	**	127	1,684	**
Unrealized gain (loss) on debt and equity securities, net	(2)	1,912	**	(116)	1,975	**
Impairment of debt and equity securities	13	—	**	(1,850)	—	**
Other, net	(5)	18	**	13	1	(92)%
Other income (expense), net	$(44)	$1,943	**	$(1,839)	$3,653	**
Percentage of revenue	(2)%	49%		(36)%	53%
** Percentage not meaningful.
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
Unrealized gain (loss) on debt and equity securities, net increased by $1.9 billion primarily due to a $1.4 billion unrealized gain on our Didi investment and a $471 million unrealized gain on our Aurora Investments recognized in the second quarter of 2021. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
Gain (loss) on business divestitures, net increased by $1.6 billion primarily due to a $1.6 billion gain on the sale of our ATG Business to Aurora recognized in the first quarter of 2021. For additional information, refer to Note 16 – Divestiture in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Unrealized gain (loss) on debt and equity securities, net increased by $2.1 billion primarily due to a $1.4 billion unrealized gain on our Didi investment and a $471 million unrealized gain on our Aurora Investments recognized in the second quarter of 2021. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Impairment of debt and equity securities decreased by $1.9 billion due to non occurrence of impairment charge during the six months ended June 30, 2021. We recognized an impairment charge of $1.7 billion, primarily related to our investment in Didi, and a $173 million allowance for credit loss recorded on our investment in Grab during the first quarter of 2020.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Provision for (benefit from) income taxes	$4	$(479)	**	$(238)	$(294)	24%
Effective tax rate	—%	(75)%		5%	(41)%
** Percentage not meaningful.
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
Income tax benefit increased by $483 million, primarily driven by the deferred China and US tax impact related to our investment in Didi, the deferred tax impact related to our investment in Aurora, and to a lesser extent by the benefit from our US losses and current tax on our foreign earnings.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
Income tax benefit increased by $56 million, primarily driven by the deferred China and US tax impact related to our investment in Didi, the deferred tax impact related to our investment in Aurora, and to a lesser extent by the benefit from our US losses and current tax on our foreign earnings.
Loss from Equity Method Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Loss from equity method investments	$(7)	$(7)	—%	$(19)	$(15)	21%
Percentage of revenue	—%	—%		—%	—%
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
Loss from equity method investments decreased by $4 million, or 21%, due to a decrease in our portion of the net loss from our Yandex.Taxi joint venture and amortization expense on intangible assets resulting from the basis difference in this investment.

Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 11 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Mobility	$787	$1,618	106%	$3,254	$2,471	(24)%
Delivery	886	1,963	122%	1,412	3,704	162%
Freight	211	348	65%	410	649	58%
All Other (1)	29	—	**	85	8	(91)%
Total Revenue	$1,913	$3,929	105%	$5,161	$6,832	32%
(1) Includes historical results of ATG and Other Technology Programs and New Mobility. Refer to Note 11 – Segment Information and Geographic Information and Note 16 – Divestiture for further information.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Mobility	$50	$179	258%	$631	$477	(24)%
Delivery	(232)	(161)	31%	(545)	(361)	34%
Freight	(49)	(41)	16%	(113)	(70)	38%
All Other (1)	(114)	—	**	(285)	(11)	96%
Corporate G&A and Platform R&D (2), (3)	(492)	(486)	1%	(1,137)	(903)	21%
Adjusted EBITDA (4)	$(837)	$(509)	39%	$(1,449)	$(868)	40%
(1) Includes historical results of ATG and Other Technology Programs and New Mobility. Refer to Note 11 – Segment Information and Geographic Information and Note 16 – Divestiture for further information regarding the sale of our ATG Business.
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
** Percentage not meaningful.
Mobility Segment
For the three months ended June 30, 2021 compared to the same period in 2020, Mobility revenue increased $831 million, or 106%, and Mobility adjusted EBITDA profit increased $129 million, or 258%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings due to increase in Trip volumes as the business recovers from the impacts of COVID-19. Mobility Take Rate was 18.7%, down from 25.8% compared to the same period in 2020, primarily due to an increase in Mobility Driver incentives, as Mobility Driver additions have been outpaced by higher demand recovery in the U.S. and other markets.
Mobility adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue, partially offset by a $272 million increase in insurance expense as a result of an increase in miles driven, a $151 million increase in consumer promotions, and a $85 million increase in credit card processing costs.
For the six months ended June 30, 2021 compared to the same period in 2020, Mobility revenue decreased $783 million, or 24%, and Mobility adjusted EBITDA profit decreased $154 million, or 24%.
Mobility revenue decreased primarily attributable to a $600 million accrual made in the first quarter of 2021 for the resolution of historical claims in the UK relating to the classification of drivers. Mobility Take Rate was 16.0% down from 23.4% compared to the same period in 2020.
Mobility adjusted EBITDA profit decreased primarily attributable to a decrease in Mobility revenue and a $46 million increase in consumer promotions, partially offset by a $8 million decrease in insurance expense, and a $6 million decrease in credit card processing costs.
Delivery Segment
For the three months ended June 30, 2021 compared to the same period in 2020, Delivery revenue increased $1.1 billion, or 122%, and Delivery adjusted EBITDA loss decreased $71 million, or 31%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 75%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes as a result of stay-at-home demand related to COVID-19, combined with continued expansion across U.S. and international markets. Take Rate improved to 15.2% from 12.7% compared to the same period in 2020 driven by a decrease in incentive spend combined with an overall improvement in basket sizes. Additionally, we saw an increase in Delivery revenue and Take Rate improvement of approximately 250 basis points resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Couriers for services provided.
Delivery adjusted EBITDA loss decreased primarily attributable to an increase in Delivery revenue and cost leverage as a result of improved network efficiencies, partially offset by a $677 million increase in cost of revenue as well as a $175 million increase in consumer promotions, brand marketing, and employee headcount costs.
For the six months ended June 30, 2021 compared to the same period in 2020, Delivery revenue increased $2.3 billion, or 162%, and Delivery adjusted EBITDA loss decreased $184 million, or 34%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 108%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes as a result of stay-at-home demand related to COVID-19, combined with continued expansion across U.S. and international markets. Take Rate improved to 14.6% from 12.1% compared to the same period in 2020 driven by a decrease in incentive spend combined with an overall improvement in basket sizes. Additionally, we saw an increase in Delivery revenue and Take Rate resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Courier for services provided.
Delivery adjusted EBITDA loss decreased primarily attributable to an increase in Delivery revenue, partially offset by a $1.3 billion increase in cost of revenue as well as a $492 million increase in consumer promotions, brand marketing, and employee headcount costs.
Freight Segment
For the three months ended June 30, 2021 compared to the same period in 2020, Freight revenue increased $137 million, or 65%, and Freight adjusted EBITDA loss decreased $8 million, or 16%.
Freight revenue increased primarily attributable to growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA loss decreased attributable to a $5 million improvement in gross profit and, to a lesser extent, a decrease in employee headcount costs.
For the six months ended June 30, 2021 compared to the same period in 2020, Freight revenue increased $239 million, or 58%, and Freight adjusted EBITDA loss decreased $43 million, or 38%.
Freight revenue increased primarily attributable to growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA loss decreased attributable to a $25 million improvement in gross profit and, to a lesser extent, a decrease in employee headcount costs.

Certain Key Metrics and Non-GAAP Financial Measures
Adjusted EBITDA, Adjusted EBITDA margin as a percentage of revenue, as well as, revenue growth rates in constant currency are non-GAAP financial measures. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “Reconciliations of Non-GAAP Financial Measures.”
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

	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021

Mobility	$12,554	$13,512	$10,874	$3,046	$5,905	$6,789	$6,773	$8,640
Delivery	3,658	4,374	4,683	6,961	8,550	10,050	12,461	12,912
Freight	223	219	198	212	290	313	302	348
All Other (1)	30	26	21	5	—	—	—	—
(1) Includes historical results of ATG and Other Technology Programs and New Mobility. Refer to Note 11 – Segment Information and Geographic Information and Note 16 – Divestiture for further information regarding the sale of our ATG Business.
Take Rate is an operating metric and defined as revenue as a percentage of Gross Bookings.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net income (loss) attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Adjusted EBITDA	$(837)	$(509)	39%	$(1,449)	$(868)	40%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
Adjusted EBITDA loss decreased $328 million, or 39%, primarily attributable to a $129 million increase in Mobility Adjusted EBITDA profit, the favorable impact of $114 million in our other business offerings driven by the sale of our ATG Business in January 2021 as well as a $71 million improvement in Delivery Adjusted EBITDA loss.
Reconciliations of Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business and assess our performance. In addition to revenue, net income (loss), loss from operations, and other results under GAAP, we use Adjusted EBITDA, Adjusted EBITDA margin as a percentage of revenue, as well as, revenue growth rates in constant currency, which are described below, to evaluate our business. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results.
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

 The following table presents a reconciliation of net income (loss) attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2021	2020	2021

Adjusted EBITDA reconciliation:
Net income (loss) attributable to Uber Technologies, Inc.	$(1,775)	$1,144	$(4,711)	$1,036
Add (deduct):
Net income (loss) attributable to non-controlling interests, net of tax	3	(32)	(7)	(46)
Provision for (benefit from) income taxes	4	(479)	(238)	(294)
Loss from equity method investments	7	7	19	15
Interest expense	110	115	228	230
Other (income) expense, net	44	(1,943)	1,839	(3,653)
Depreciation and amortization	129	226	257	438
Stock-based compensation expense	131	272	408	553
Legal, tax, and regulatory reserve changes and settlements	38	140	57	691
Goodwill and asset impairments/loss on sale of assets	16	—	209	57
Acquisition, financing and divestitures related expenses	19	26	29	62
Accelerated lease costs related to cease-use of ROU assets	—	—	—	2
COVID-19 response initiatives	48	15	72	41
Loss on lease arrangement, net	7	—	7	—
Restructuring and related charges	382	—	382	—
Adjusted EBITDA	$(837)	$(509)	$(1,449)	$(868)
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

Liquidity and Capital Resources

	Six Months Ended June 30,
(In millions)	2020	2021

Net cash used in operating activities	$(1,534)	$(952)
Net cash used in investing activities	(2,312)	(149)
Net cash provided by (used in) financing activities	55	(190)
Operating Activities
Net cash used in operating activities was $952 million for the six months ended June 30, 2021, primarily consisting of $990 million of net income, adjusted for certain non-cash items, which primarily included $2.0 billion unrealized gain on debt and equity securities, $1.7 billion gain on business divestitures, $438 million depreciation and amortization, and $553 million of stock-based compensation expense as well as a $817 million decrease in cash consumed by working capital primarily driven by an increase in our accrued expenses and other current liabilities.
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
Investing Activities
Net cash used in investing activities was $149 million for the six months ended June 30, 2021, primarily consisting of $857 million in purchases of non-marketable equity securities, $526 million in purchases of marketable securities and $218 million in purchases of a note receivable, partially offset by proceeds from maturities and sales of marketable securities of $1.1 billion and $500 million in proceeds from the sale of non-marketable equity securities.
Net cash used in investing activities was $2.3 billion for the six months ended June 30, 2020, primarily consisting of $1.3 billion in acquisition of business, net of cash acquired, $1.0 billion in purchases of marketable securities and $362 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $422 million.
Financing Activities
Net cash used in financing activities was $190 million for the six months ended June 30, 2021, primarily consisting of $194 million of principal repayment on Careem Notes, $108 million of principal payments on finance leases, offset by $67 million in proceeds from issuance of common stock for the ESPP.
Net cash provided by financing activities was $55 million for the six months ended June 30, 2020, primarily consisting of $992 million of issuance of senior notes, net of issuance costs, partially offset by $891 million of principal repayment on Careem Notes.
Other Information
As of June 30, 2021, $1.8 billion of our $4.4 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of June 30, 2021, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity during the COVID-19 pandemic. As the circumstances around the COVID-19 pandemic remain uncertain, we continue to actively monitor the pandemic's impact to us worldwide including our financial position, liquidity, results of operations and cash flows.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K as well as Note 1 – Description of Business and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Contractual Obligations
As of January 2, 2020, we committed to issue convertible notes in connection with the acquisition of Careem which remains in effect as of June 30, 2021. Refer to Note 15 – Business Combinations in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
As of June 30, 2021, there have been no other material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $248 million as of June 30, 2021.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $7.4 billion and $6.5 billion as of December 31, 2020 and June 30, 2021, respectively. Marketable debt securities classified as short-term investments totaled $560 million as of June 30, 2021. Our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Our investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results or the fair value of our marketable debt securities portfolio.
We have significant risk related to the carrying amounts of investments in other companies, including our minority-owned affiliates, compared to their fair value, as the majority of our investments are currently in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. As of June 30, 2021, the carrying value of our investments was $14.9 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended June 30, 2021 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 12 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
•Google v. Levandowski & Ron; Google v. Levandowski
Legal Proceedings That Are Not Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended June 30, 2021 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
•The COVID-19 pandemic and the impact of actions to mitigate the pandemic have adversely affected and may continue to adversely affect parts of our business.
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
•Our historical workplace culture and forward-leaning approach created operational, compliance, and cultural challenges and our efforts to address these challenges may not be successful.

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
•We may fail to offer autonomous vehicle technologies on our platform, fail to offer such technologies on our platform before our competitors, or such technologies may fail to perform as expected, may be inferior to those offered by our competitors, or may be perceived as less safe than those offered by competitors or non-autonomous vehicles.
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
•Cyberattacks, including computer malware, ransomware, viruses, spamming, and phishing attacks could harm our reputation, business, and operating results.
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
Risks Related to Our Business
General Economic Risks
The coronavirus (“COVID-19”) pandemic and the impact of actions to mitigate the pandemic have adversely impacted and could continue to adversely impact our business, financial condition and results of operations.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, in an attempt to limit the spread of the virus, various governments around the world have implemented, lifted, and in some regions reinstated travel restrictions, business restrictions, school closures, limitations on social or public gatherings, and other measures that have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the demand for our

Mobility offerings globally, and affecting travel behavior and demand. Even as such restrictions are being lifted and many regions around the world are making progress in their recovery from the pandemic, end-user behavior and demand for our Mobility offering may not recover to pre-pandemic levels. Furthermore, we are experiencing and expect to continue to experience Driver supply constraints, and such supply constraints have been and may continue to be impacted by concerns regarding the COVID-19 pandemic, and we cannot predict when Driver supply levels will return to pre-pandemic levels. Additionally, the recent surge of COVID-19 primarily related to the rise of the Delta variant in many markets in the United States and globally has affected and may continue to affect, among other things, travel and result in other COVID-19 related advisories and restrictions and may adversely affect both Driver supply and consumer demand for our Mobility offering. In addition, certain U.S. jurisdictions have issued emergency orders that require us to cap fees charged to merchants on Delivery. Furthermore, to support social distancing, we temporarily suspended UberPOOL, our shared rides offering, globally, for approximately one year, and UberPOOL continues to be temporarily suspended in many regions.
Furthermore, as a result of the COVID-19 pandemic, we asked that all employees who are able to do so work remotely, and while we have since re-opened certain offices and announced a hybrid return-to-office plan for employees effective in October 2021, plans to return to the office may be negatively impacted by ongoing spread of the COVID-19 virus, including recent positive tests for COVID-19 among some personnel who voluntarily returned to the office; these and any future instances of positive COVID-19 tests of personnel working in our offices, as well as continued widespread remote work arrangements could have a negative impact on our operations, the execution of our business plans, and productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, cybersecurity and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
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
In addition, more than 150,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements, pursuant to which we have paid approximately $295 million as of June 30, 2021. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
Changes to foreign, state, and local laws governing the definition or classification of independent contractors, or judicial decisions regarding independent contractor classification, could require classification of Drivers as employees (or workers or quasi-employees where those statuses exist) and/or representation of Drivers by labor unions. For example, California’s Assembly Bill 5 became effective as of January 1, 2020. Government authorities and private plaintiffs have brought litigation asserting that Assembly Bill 5 requires Drivers in California to be classified as employees. For example, in May 2020, the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint against Uber and Lyft, alleging that drivers are misclassified, and sought an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers. In August 2020, the San Francisco Superior Court issued a preliminary injunction enjoining Uber and Lyft from classifying drivers as independent contractors during the pendency of the lawsuit, and while the California Court of Appeal subsequently affirmed the lower court’s ruling, on April 12, 2021, the parties filed a stipulation to dissolve the injunction, which was granted on April 16, 2021.
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
In addition, reclassification of Drivers as employees, workers or quasi-employees where those statuses exist, have and could lead to groups of Drivers becoming represented by labor unions and similar organizations. For example, in May 2021, we formally recognized a UK driver union. If a significant number of Drivers were to become unionized and collective bargaining agreement terms were to deviate significantly from our business model, our business, financial condition, operating results and cash flows could be materially adversely affected. In addition, a labor dispute involving Drivers may harm our reputation, disrupt our operations and reduce our net revenues, and the resolution of labor disputes may increase our costs.
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
•Freight. Our Freight offering competes with global and North American freight brokers such as C.H. Robinson, Total

Quality Logistics, XPO Logistics, Convoy, Echo Global Logistics, Coyote, Transfix, DHL, and NEXT Trucking.
In May 2020, we divested certain assets of our dockless e-bikes and scooters business to Lime and concurrently entered into a commercial partnership with Lime. In January 2021, we completed the sale of Apparate USA LLC, our subsidiary focused on the development and commercialization of autonomous vehicles technologies, to Aurora Innovation, Inc. (“Aurora”), made a $400 million cash investment in Aurora and entered into a collaboration agreement with Aurora pursuant to which the parties will collaborate with respect to the launch and commercialization of self-driving vehicles on our ridesharing network (the “ATG Transactions”).
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
We are contractually restricted from competing with our minority-owned affiliates with respect to certain aspects of our business, including in China through August 2023, Russia/CIS through February 2025, Southeast Asia through the later of March 2023 or one year after we dispose of all interests in Grab, India with respect to meal delivery through January 2023, the United States, Canada, Australia, New Zealand and certain parts of Europe with respect to e-bikes and e-scooters through May 2023, the European Economic Area (the “EEA”) with respect to digital freight forwarding through April 2023, the United States with respect to electric vertical take-off and landing aircraft through January 2023, South Korea with respect to ride hailing until one year after we dispose of all of our interests in our joint venture with an affiliate of SK Telecom Co., Ltd., while none of our minority-owned affiliates are restricted from competing with us anywhere in the world. Didi currently competes with us in certain countries in Latin America and in Australia. In addition, our Yandex.Taxi joint venture currently competes with us in certain countries in Europe and Africa. As Didi and our other minority-owned affiliates continue to expand their businesses, they may in the future compete with us in additional geographic markets. In addition, we are contractually restricted from competing with some of our majority-owned affiliates with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage, and competing against Cornershop with respect to online grocery delivery in certain markets.
Additionally, if we are unable to obtain regulatory approval of our acquisitions, we may not ultimately consummate such acquisitions or may consummate them only in jurisdictions where antitrust approval is obtained. Further, in order to obtain regulatory approval of acquisitions, we may be required to divest all or part of our or the target company’s operations or agree to other remedies. Any such remedies could result in additional competition in some or all markets.
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

The markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. Moreover, certain of our stockholders, including SoftBank (a large stockholder), have made substantial investments in certain of our competitors and may increase such investments, make new investments in other competitors, or enter into strategic transactions with competitors in the future. These investments or strategic transactions, along with other competitive advantages discussed above, may allow our competitors to compete more effectively against us and continue to lower their prices, offer Driver incentives or consumer discounts and promotions, or otherwise attract Drivers, consumers, merchants, shippers, and carriers to their platform and away from ours. Such competitive pressures may lead us to maintain or lower fares or service fees or maintain or increase our Driver incentives and consumer discounts and promotions. Ridesharing and certain other categories in which we compete are relatively nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to achieve profitability.
We have incurred significant losses since inception, including in the United States and other major markets. We expect our operating expenses to increase significantly in the foreseeable future, and we may not achieve profitability.
We have incurred significant losses since inception. We incurred operating losses of $8.6 billion and $4.9 billion in the years ended December 31, 2019 and 2020, and as of June 30, 2021, we had an accumulated deficit of $22.1 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We anticipate that we will continue to incur losses in the near term as a result of expected substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem and Postmates, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
If we are unable to attract or maintain a critical mass of Drivers, consumers, merchants, shippers, and carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users, and our financial results would be adversely impacted.
Our success in a given geographic market significantly depends on our ability to maintain or increase our network scale and liquidity in that geographic market by attracting Drivers, consumers, merchants, shippers, and carriers to our platform. If Drivers choose not to offer their services through our platform, or elect to offer them through a competitor’s platform, we may lack a sufficient supply of Drivers to attract consumers and merchants to our platform. We have experienced and expect to continue to experience Driver supply constraints in most geographic markets in which we operate, and such supply constraints have been and may continue to be impacted by concerns regarding the continuing COVID-19 pandemic. To the extent that we experience Driver supply constraints in a given market, we may need to increase or may not be able to reduce the Driver incentives that we offer without adversely affecting the liquidity network effect that we experience in that market. Similarly, if carriers choose not to offer their services through our platform or elect to use other freight brokers, we may lack a sufficient supply of carriers in specific geographic markets to attract shippers to our platform. Furthermore, if merchants choose to partner with other delivery services in a specific geographic market, or if merchants choose to engage exclusively with our competitors, other merchant marketing websites, or other delivery services, we may lack a sufficient variety and supply of restaurant and other merchant options, or lack access to the most popular restaurants, such that our Delivery offering will become less appealing to consumers and merchants. A significant amount of our Delivery Gross Bookings come from a limited number of large restaurant groups and other merchants, and this concentration increases the risk of fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant restaurant partners. If platform users choose to use other ridesharing, meal delivery, or logistics services, we may lack sufficient opportunities for Drivers to earn a fare, carriers to book a shipment, or restaurants to provide a meal, which may reduce the perceived utility of our platform. An insufficient supply of platform users would decrease our network liquidity and adversely affect our revenue and financial results. Although we may benefit from having larger network scale and liquidity than some competitors, those network effects may not result in competitive advantages or may be overcome by smaller competitors. Maintaining a balance between supply and demand for rides in any given area at any given time and our ability to execute operationally may be more important to service quality than the absolute size of the network. If our service quality diminishes or our competitors’ products achieve greater market adoption, our competitors may be able to grow at a quicker rate than we do and may diminish our network effect.
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
In 2019, we released a safety report, which provides the public with data related to reports of sexual assaults and other critical safety incidents claimed to have occurred on our platform in the United States. The continuing public responses to this safety report or any future safety reports or similar public reporting of safety incidents claimed to have occurred on our platform, which may include disclosure of reports provided to regulators and other government authorities, may continue to result in positive and negative media coverage and increased regulatory scrutiny and could adversely affect our reputation with platform users. Further unfavorable media coverage and negative publicity could adversely impact our financial results and future prospects. As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our various platform offerings. Additionally, some of our acquired and majority-owned companies, including Careem, Postmates and Cornershop, have or will continue to use their own brands and/or operate their own apps in parallel with our brand and apps, and any damage or reputational harm to their brands could adversely impact our brand and reputation.
Our brand and reputation might also be harmed by events outside of our control. For example, we have licensed our brand in connection with certain divestitures and joint ventures, including to Didi in China, to our Yandex.Taxi joint venture in Russia/CIS, and to Zomato in India, and while we have certain contractual protections in place governing the use of our brand by these companies, we do not control these businesses, we are not able to anticipate their actions, and consumers may not be aware that these service providers are not controlled by us. Furthermore, if Drivers, merchants, or carriers provide diminished quality of service, are involved in incidents regarding safety or privacy, engage in malfeasance, or otherwise violate the law, we may receive unfavorable press coverage and our reputation and business may be harmed. As a result, any of these third parties could take actions that result in harm to our brand, reputation, and consequently, our business.
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
Our historical workplace culture and forward-leaning approach created operational, compliance, and cultural challenges, and a failure to address these challenges would adversely impact our business, financial condition, operating results, and prospects.
Our historical workplace culture and forward-leaning approach created significant operational and cultural challenges that have in the past harmed, and may in the future continue to harm, our business results and financial condition. Our prior failure to prioritize compliance, has led to increased regulatory scrutiny globally. Although we have since made changes in our company’s cultural norms and composition of our leadership team and have an ongoing commitment to promote transparency and collaboration, regulators may continue to perceive us negatively, which would adversely impact our business, financial condition, operating results, and prospects.
Our historical workplace culture also created a lack of transparency internally, which resulted in siloed teams that lacked coordination and knowledge sharing, causing misalignment and inefficiencies in operational and strategic objectives. Although we have since embraced a culture of enhanced transparency, these efforts may not be successful. Furthermore, many of our regional operations are not centrally managed, such that key policies may not be adequately communicated or managed to achieve consistent business objectives across functions and regions. Although we have reorganized some of our teams to address such issues, such reorganizations may not be successful in aligning operational or strategic objectives across our company.
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

As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 23,700 global employees as of June 30, 2021, of whom approximately 14,600 were located outside the United States. We expect the total number of our employees located outside the United States to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
We are not able to control or predict the actions of platform users and third parties, either during their use of our platform or otherwise, and we may be unable to protect or provide a safe environment for Drivers and consumers as a result of certain actions by Drivers, consumers, merchants, carriers, and third parties. Such actions may result in injuries, property damage, or loss of life for consumers and third parties, or business interruption, brand and reputational damage, or significant liabilities for us. Although we administer certain qualification processes for users of our platform, including background checks on Drivers through third-party service providers, these qualification processes and background checks may not expose all potentially relevant information and are limited in certain jurisdictions according to national and local laws, and our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. Further, the qualification and background check standards for Couriers are generally less extensive than those conducted for Mobility Drivers. In addition, we do not independently test Drivers’ driving skills. Consequently, we expect to continue to receive complaints from riders and other consumers, as well as actual or threatened legal action against us related to Driver conduct. We have also faced civil litigation alleging, among other things, inadequate Driver qualification processes and background checks, and general misrepresentations regarding the safety of our platform.
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
Further, we may be subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by Drivers, consumers, or third parties while using our platform, or even when Drivers, consumers, or third parties are not actively using our platform. On a smaller scale, we may face litigation related to claims by Drivers for the actions of consumers or third parties. Furthermore, operating a motor vehicle is inherently dangerous. In addition, the growth of our Delivery offering has led to an increase in Couriers on two wheel vehicles such as scooters and bicycles, who are more vulnerable road users and face a more severe level of injury in the event of a collision than that faced while driving in a vehicle. For example, urban hazards such as unpaved or uneven roadways increases the risk and severity of potential injuries. In addition, Couriers, in particular those on two wheel vehicles predominantly in metropolitan areas, need to share, navigate, and at times contend with narrow and heavily congested roads occupied by cars, buses and light rail, especially during “rush” hours, all of which heighten the potential risk of injuries or death. Our auto liability and general liability insurance policies may not cover all potential claims to which we are exposed, and may not be adequate to indemnify us for all liability. These incidents may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, operating results, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them. As we expand our products and offerings, such as Freight, this insurance risk will grow.
We are making substantial investments in new offerings and technologies, and may increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.
We have made substantial investments to develop new offerings and technologies, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and offerings. For example, through our majority investment in Cornershop, a provider of online grocery delivery in Mexico and Chile, we expanded our Delivery offering to grocery delivery, and in June 2021, we entered into a definitive agreement to acquire the remaining minority stake in Cornershop, such that following the transaction, Cornershop will be a wholly-owned subsidiary. Additionally, in February 2021, we entered into a definitive agreement to acquire The Drizly Group, Inc., which operates an on-demand alcohol marketplace in North America, in order to further expand our Delivery offering to alcohol. We also plan to invest significant resources to develop and expand new offerings and technologies in the markets in which Careem and Postmates operate. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because such offerings and technologies are new, they will likely involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges, and other risks, some of which we do not currently anticipate.
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
As of June 30, 2021, we operated in approximately 71 countries, and markets outside the United States accounted for approximately 78% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors. For example, in January 2020, we completed our acquisition of Careem in jurisdictions where we have received regulatory approval. Further, in July 2020, we completed our majority investment in Cornershop and in June 2021 we announced an agreement to acquire the remaining minority stake in Cornershop. Such investments may not be successful and may negatively affect our operating results.
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
Our growth strategy has included the restructuring of our business and assets by divesting our business and assets in certain jurisdictions and partnering with and investing in local ridesharing, and delivery companies to participate in those markets rather than operate in those markets independently. Our growth strategy has also included the divestment of certain lines of businesses in its entirety, and not just in certain jurisdictions, and instead partnering and investing in our competitors in those lines of businesses. As a result, a significant portion of our assets includes minority ownership positions, including in Didi, Grab, our Yandex.Taxi joint venture, Lime, Zomato and Aurora.
Our ownership in these entities involves significant risks that are outside our control. We are not represented on the management team or board of directors of Didi or Zomato, and therefore we do not participate in the day-to-day management of Didi or Zomato or the actions taken by the board of directors of Didi and Zomato. We are not represented on the management teams of Grab or our Yandex.Taxi joint venture, and therefore do not participate in the day-to-day management of Grab or our Yandex.Taxi joint venture. Although we are represented on each of the boards of directors of Grab, our Yandex.Taxi joint venture, Lime and Aurora, we do not have a controlling influence on those boards, other than with respect to certain approval rights over material corporate actions. As a result, the boards of directors or management teams of these companies may make decisions or take actions with which we disagree or that may be harmful to the value of our ownership in these companies. Additionally, these companies have expanded their offerings, and we expect them to continue to expand their offerings in the future, to compete with us in various markets throughout the world. While this could enhance the value of our ownership interest in these companies, our business, financial condition, operating results, and prospects would be adversely affected by such expansion into markets in which we operate.
Any material decline in the business of these entities would adversely affect the value of our assets and our financial results. Furthermore, the value of these assets is based in part on the market valuations of these entities, and weakened financial markets have adversely affected, and may in the future adversely affect such valuations. To the extent these businesses are or become publicly traded companies, volatility or fluctuations in the stock price of such companies could adversely impact our financial results. These positions could expose us to risks, litigation, and unknown liabilities because, among other things, these companies have limited operating histories in evolving industries and may have less predictable operating results; to the extent privately owned, limited public information is available and we may not learn all the material information regarding these businesses; are domiciled and operate in countries with particular economic, tax, political, legal, safety, regulatory and public health risks, including the extent of the impact of the COVID-19 pandemic on their business; depend on the management talents and efforts of a small group of individuals, and, as a result, the death, disability, resignation, or termination of one or more of these individuals could have an adverse effect on the relevant company’s operations; and will likely require substantial additional capital to support their operations and expansion and to maintain their competitive positions. Any of these risks could materially affect the value of our assets, which could have an adverse effect on our business, financial condition, operating results, or the trading price of our common stock.
Further, we are contractually limited in our ability to sell or transfer these assets. For example, in connection with Didi’s June 2021 U.S. initial public offering, we are subject to a 180 day lock-up with respect to our shares in Didi. Other than Didi and Zomato, there is currently no public market for any of these securities, and there may be no market in the future if and when we decide to sell such assets. Furthermore, we may be required to sell these assets at a time at which we would not be able to realize what we believe to be the long-term value of these assets. For example, if we were deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be required to sell some or all of such assets so that we would not be subject to the requirements of the Investment Company Act. Additionally, we may have to pay significant taxes upon the sale or transfer of these assets. Accordingly, we may never realize the value of these assets relative to the contributions we made to these businesses.
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
In 2020, we derived 22% of our Mobility Gross Bookings from five metropolitan areas—Chicago, Los Angeles, and New York City in the United States, Sao Paulo in Brazil, and London in the United Kingdom. We experience strong competition in large metropolitan areas, which has led us to offer significant Driver incentives and consumer discounts and promotions in these large metropolitan areas. As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these large metropolitan areas. Outbreaks of contagious diseases or other viruses, such as COVID-19, could lead to a sustained decline in the desirability of living, working and congregating in metropolitan areas in which we operate. Any short-term or long-term shifts in the travel patterns of consumers away from metropolitan areas, due to health concerns regarding epidemics or pandemics such as COVID-19, could have an adverse impact on our Mobility Gross Bookings from these areas. An economic downturn, increased competition, or regulatory obstacles in any of these key metropolitan areas would adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business. Furthermore, if we are unable to renew existing licenses or do not receive new licenses in key metropolitan areas where we operate or such licenses are terminated, any inability to operate in such metropolitan area, as well as the publicity concerning any such termination or non-renewal, could adversely affect our business, financial condition, and operating results.
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
If we fail to offer autonomous vehicle technologies on our platform or fail to offer such technologies on our platform before our competitors, or if such technologies fail to perform as expected, are inferior to those offered by our competitors, or are perceived as less safe than those offered by competitors or non-autonomous vehicles, our financial performance and prospects would be adversely impacted.
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
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. Challenges related to our historical culture and workplace practices and negative publicity we experience have in the past led to significant attrition and made it more difficult to attract high-quality employees. After over a year of our employees working from home in light of the COVID-19 pandemic, we recently announced our “return to office” plan, which includes shifting to a hybrid model where employees have flexibility to work from home, commencing in the fourth quarter of 2021. A hybrid model may create challenges, including challenges maintaining our corporate culture, increasing attrition or limiting our ability to attract employees if individuals prefer to continue working full time at home or in the office, or if there are instances of COVID-19 at the office. Future challenges related to our culture and workplace practices or additional negative publicity could lead to further attrition and difficulty attracting high-quality employees.
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
Cyberattacks, including computer malware, ransomware, viruses, spamming, and phishing attacks could harm our reputation, business, and operating results.
We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms and mobile payment systems, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by platform users, employees, and job candidates. Cyberattacks that leverage computer malware, ransomware, viruses, spamming, and phishing have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Cyberthreats are constantly evolving and employing more sophisticated attack techniques. Our detection capabilities may not be sufficient to prevent or detect a sophisticated cyberattacker, such as a nation state using a zero day exploit or unknown malware. Breaches of our facilities, network, or data security could disrupt the security of our systems and platforms, impair our ability to protect data, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our reputation, business and operating results.

Various other factors may also cause system failures, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, errors by our employees or third-party service providers, or breaches in the security of these systems or platforms. For example, fraudsters may attempt to induce employees or platform users to disclose information to gain access to our data or the data of platform users. If our incident response, disaster recovery, and business continuity plans do not resolve these issues in an effective manner, they could result in adverse impacts to our business operations and our financial results. Because of our prominence, the number of platform users, and the types and volume of personal data on our systems, we may be a particularly attractive target for such attacks. Although we have developed, and continue to develop, systems and processes that are designed to protect our data and that of platform users, and to prevent data loss, undesirable activities on our platform, and security breaches, we cannot guarantee that such measures will provide absolute security. Our efforts on this front may be unsuccessful as a result of, for example, software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve, and we may incur significant costs in protecting against or remediating cyber-attacks. Any actual or perceived failure to maintain the performance, reliability, security, and availability of our products, offerings, and technical infrastructure to the satisfaction of platform users and certain regulators would likely harm our reputation and result in loss of revenue from the adverse impact to our reputation and brand, disruption to our business, and our decreased ability to attract and retain Drivers, consumers, merchants, shippers, and carriers.
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
Our platform relies on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make applications available for download. We cannot assure you that the marketplaces through which we distribute our platform will maintain their current structures or that such marketplaces will not charge us fees to list our applications for download. For example, Apple Inc. requires that iOS apps obtain users’ permission to track their activities across third-party apps and websites. If iOS users do not grant us such permission, our ability to target those users for advertisements and to measure the effectiveness of such advertisements may be adversely affected, which could decrease the effectiveness of our advertising, and increase our costs to acquire and engage users on our platform. We rely upon certain third parties to provide software for our products and offerings, including Google Maps for the mapping function that is critical to the functionality of our platform. We do not believe that an alternative mapping solution exists that can provide the global functionality that we require to offer our platform in all of the markets in which we operate. We do not control all mapping functions employed by our platform or Drivers using our platform, and it is possible that such mapping functions may not be reliable. If such third parties cease to provide access to the third-party software that we and Drivers use, do not provide access to such software on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of such software, we may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all, any of which would adversely affect our business.
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
As of June 30, 2021, we had total outstanding indebtedness of $7.9 billion aggregate principal amount. In addition, approximately $354 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
As of December 31, 2020, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $13.6 billion and $11.1 billion, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2018 will begin to expire in 2031, and the state net operating loss carryforward amounts will begin to expire in 2021. As of December 31, 2020, we also had foreign net operating loss carryforwards of $6.9 billion, of which $489 million will begin to expire in 2023. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
As part of our business strategy, we have entered into, and expect to continue to enter into, agreements to acquire companies, form joint ventures, divest portions or aspects of our business, sell minority stakes in portions or aspects of our business, and acquire complementary companies or technologies, including divestitures in China, Southeast Asia and India, the divestiture of our ATG business to Aurora and our Uber Elevate business to Joby, our Yandex.Taxi joint venture in Russia/CIS, our joint venture with an affiliate of SK Telecom Co., Ltd., our acquisition of Careem, our purchase of a controlling interest in Cornershop and agreement to purchase the remaining minority stake in Cornershop, and our acquisition of Postmates. Competition within our industry for acquisitions of businesses, technologies, and assets is intense. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors.
Further, negotiations for potential acquisitions or other transactions may result in the diversion of our management’s time and significant out-of-pocket costs. We may expend significant cash or incur substantial debt to finance such acquisitions, and such indebtedness may restrict our business or require the use of available cash to make interest and principal payments. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which may result in dilution to our stockholders, or if such convertible debt securities are not converted, significant cash outlays. If we fail to evaluate and execute acquisitions or other strategic transactions successfully or fail to successfully address any of these risks, our business, financial condition, and operating results may be harmed.
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
•retaining and integrating acquired employees, including aligning incentives between acquired employees and existing employees, managing cultural differences between acquired businesses and our business, as well as managing costs associated with eliminating redundancies or transferring employees on acceptable terms with minimal business disruption;
•maintaining important business relationships and contracts of the acquired business;
•integrating the brand identity of an acquired company with our own;
•integrating companies that have significant operations or that develop products where we do not have prior experience;
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
We may not receive a favorable return on investment for prior or future business combinations, and we cannot predict whether these transactions will be accretive to the value of our common stock. It is also possible that acquisitions, combinations, divestitures, joint ventures, or other strategic transactions we announce could be viewed negatively by the press, investors, platform users, or regulators, any or all of which may adversely affect our reputation and our business. Any of these factors may adversely affect our ability to consummate a transaction, our financial condition, and our operating results.
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
In certain jurisdictions, we are subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. In such jurisdictions, we may be subject to regulatory fines and proceedings and, in certain cases, may be required to cease operations altogether if we continue to operate our business as currently conducted, unless and until such laws and regulations are reformed to clarify that our business operations are fully compliant. For example, in September 2020, the Hong Kong Court of Final Appeal issued a ruling against a group of drivers who used the Uber app, concluding that by driving for hire without a Hire Car Permit, they violated the local Road Traffic Ordinance. We are considering further legal challenges and possible policy solutions. However, these developments may adversely affect our ability to offer ridesharing services and negatively impact our financial performance in Hong Kong. Additionally, on January 31, 2020, we ceased offering our Mobility products in Colombia after a Colombian court ruled that we violated local competition laws. In response, we appealed the decision, made certain changes to our Mobility products in Colombia and re-launched Mobility in Colombia in February 2020. In June 2020, the Appeals Court of Bogota revoked its order to block Mobility products in Columbia and we have since made additional changes to our Mobility products in Colombia. Furthermore, in certain of these jurisdictions, we continue to provide our products and offerings while we assess the applicability of these laws and regulations to our products and offerings or while we seek regulatory or policy changes to address concerns with respect to our ability to comply with these laws and regulations. Our decision to continue operating in these instances has come under investigation or has otherwise been subject to scrutiny by government authorities. Our continuation of this practice and other past practices may result in fines or other penalties against us and Drivers imposed by local regulators, potentially increasing the risk that our licenses or permits that are necessary to operate in such jurisdictions will not be renewed. Such fines and penalties have in the past been, and may in the future continue to be, imposed solely on Drivers, which may cause Drivers to stop providing services on our platform. In many instances, we make the business decision as a gesture of goodwill to pay the fines on behalf of Drivers or to pay Drivers’ defense costs, which, in the aggregate, can be in the millions of dollars. Furthermore, such business practices may also result in negative press coverage, which may discourage Drivers and consumers from using our platform and could adversely affect our revenue. In addition, we face regulatory obstacles, including those lobbied for by our competitors or from local governments globally, that have favored and may continue to favor local or incumbent competitors, including obstacles for potential Drivers seeking to obtain required licenses or vehicle certifications. In addition, an increasing number of municipalities have proposed delivery network fee caps with respect to our Delivery offering and caps on surge pricing with respect to our Mobility offering. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or Drivers are required to comply with regulatory and other requirements applicable to taxicab and car services, our revenue and growth would be adversely affected.
Our business is subject to numerous legal and regulatory risks that could have an adverse impact on our business and future prospects.
As of June 30, 2021, our platform is available in approximately 10,000 cities across approximately 71 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
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
Additionally, effective January 1, 2021, the United Kingdom exited from the European Union (“EU”), an event commonly referred to as Brexit. The UK represented approximately 7.1% of our global Mobility Gross Bookings in the second quarter of 2021.
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
We are the subject of DOJ criminal and civil inquiries and investigations, as well as civil enforcement inquiries and investigations by other government agencies, including state AG offices in the United States and abroad. Those inquiries and investigations cover a broad range of matters, including our business practices, as well as data deletion and document retention policies related to the 2016 Breach, which involved the breach of certain archived consumer data hosted on a cloud-based service that outside actors accessed and downloaded. We have in the past and may in the future, settle claims related to such matters. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys

General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the U.S. Federal Trade Commission (the “FTC”), which the FTC Commissioners approved in October 2018. In November and December 2018, U.K., Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. The 2016 Breach has led to, and may continue to lead to, additional costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. As another example, the California Public Utilities Commission (the “CPUC”) issued a proposed $59 million fine against us for not producing certain information, including personal information related to incidents disclosed in our US Safety Report. Although we recently negotiated the total payment to $9.15 million ($150,000 as a fine and $9 million to fund safety initiatives), the final amount is subject to approval by the CPUC. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2014 Breach and the 2016 Breach. These and any future privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biennial third-party audits, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties for, amongst other activities, future failure to report security incidents. In November and December 2018, U.K., Dutch and French supervisory authorities imposed fines totaling approximately $1.6 million. We have also entered into settlement agreements with numerous state enforcement agencies. In January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security breach that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security breaches or if we fail to remediate this or any other data security breach that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. Our insurance programs may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we may become subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which will increase our compliance costs and the risks associated with non-compliance. For example, the California Consumer Privacy Act (“CCPA”), which provides new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Other U.S. states have adopted, and likely will continue to adopt, similar laws that provide new consumer privacy rights and business operational requirements. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) in 2018, which is now in effect. These laws may be subject to amendments and regulations that may change over time, or result in additional follow-on laws such as the California Privacy Rights Act (“CPRA”) passed in California in November 2020.
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the EEA. We rely on transfer mechanisms permitted under these laws, including the EU Standard Contract Clauses. Such mechanisms have received heightened regulatory and judicial scrutiny and are undergoing modifications, and a recent decision by the Court of Justice of the European Union casts doubt on the adequacy of all of the formerly-approved mechanisms for transferring personal data from countries in the EEA to certain other countries such as the United States. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data of Drivers, consumers, or employees in those regions, which could have an adverse effect on our business, financial condition, and operating results. In addition, we may be required to disclose personal data pursuant to demands from government agencies, including from state and city regulators as a requirement for obtaining or maintaining a license or otherwise, from law enforcement agencies, and from intelligence agencies. This disclosure may result in a failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations, could result in proceedings or actions against us in the same or other jurisdictions, and could have an adverse impact on our reputation and brand. In addition, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationship with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing significant fines or penalties against us or shutting down our or Careem’s app on either a temporary or indefinite basis. Further, if any jurisdiction in which we operate changes its laws, rules, or regulations relating to data residency or local computation such that we are unable to comply in a timely manner or at all, we may risk losing our rights to operate in such jurisdictions. This could adversely affect the manner in which we provide our products and offerings and thus materially affect our operations and financial results.
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
•developments in legislation or regulatory actions, including interim or final rulings by judicial or regulatory bodies (including any competition authorities blocking, delaying, or subjecting our pending acquisitions to significant limitations or restrictions on our ability to operate in one or more markets, or requiring us to divest our or any target company’s assets or businesses in one or more markets);
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
Sales, directly or indirectly, of a substantial number of shares of our common stock, or the public perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We may issue our shares of common stock or securities convertible or exchangeable into or exercisable for our common stock from time to time in connection with a financing, acquisition, investments or otherwise. For example, on December 1, 2020, we completed the acquisition of Postmates for aggregate consideration of approximately 70 million shares of our common stock and equity awards covering approximately 13 million shares of our common stock. This and any other such issuance, including the issuance of additional shares of our common stock upon exercise of such equity awards, could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
In April 2021, we issued 102,898 shares of our common stock to holders of Careem Convertible Notes who elected to convert the balance of such notes to common stock at a conversion price of $55 per share. The shares were exempt from registration pursuant to Regulation S of the Securities Act.
In June 2021, we issued 1,249,264 shares of our common stock to holders of Careem Convertible Notes who elected to convert the balance of such notes to common stock at a conversion price of $55 per share. The shares were exempt from registration pursuant to Regulation S of the Securities Act.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated Bylaws of the Registrant.
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

UBER TECHNOLOGIES, INC.

Date: August 5, 2021	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2021	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)