Form 10-Q
period 2021-09-30
Uber Technologies, Inc
filed 2021-11-09
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of November 3, 2021 was 1,940,118,248.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2020	As of September 30, 2021
Assets
Cash and cash equivalents	$5,647	$6,482
Short-term investments	1,180	—
Restricted cash and cash equivalents	250	414
Accounts receivable, net of allowance of $55 and $43, respectively	1,073	1,333
Prepaid expenses and other current assets	1,215	1,455
Assets held for sale	517	—
Total current assets	9,882	9,684
Restricted cash and cash equivalents	1,494	2,894
Collateral held by insurer	860	—
Investments (including amortized cost of debt securities of $2,281 and $2,281)	9,052	12,239
Equity method investments	1,079	971
Property and equipment, net	1,814	1,781
Operating lease right-of-use assets	1,274	1,218
Intangible assets, net	1,564	1,278
Goodwill	6,109	6,447
Other assets	124	372
Total assets	$33,252	$36,884
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$235	$310
Short-term insurance reserves	1,243	1,379
Operating lease liabilities, current	175	168
Accrued and other current liabilities	5,112	6,269
Liabilities held for sale	100	—
Total current liabilities	6,865	8,126
Long-term insurance reserves	2,223	2,577
Long-term debt, net of current portion	7,560	9,279
Operating lease liabilities, non-current	1,544	1,488
Other long-term liabilities	1,306	1,129
Total liabilities	19,498	22,599
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	787	229
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 1,849,794 and 1,918,591 shares issued and outstanding, respectively	—	—
Additional paid-in capital	35,931	37,281
Accumulated other comprehensive income (loss)	(535)	1,168
Accumulated deficit	(23,130)	(24,518)
Total Uber Technologies, Inc. stockholders' equity	12,266	13,931
Non-redeemable non-controlling interests	701	125
Total equity	12,967	14,056
Total liabilities, redeemable non-controlling interests and equity	$33,252	$36,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	$2,813	$4,845	$7,974	$11,677
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,298	2,438	3,713	6,247
Operations and support	365	475	1,450	1,330
Sales and marketing	924	1,168	2,545	3,527
Research and development	493	493	1,722	1,496
General and administrative	711	625	2,135	1,705
Depreciation and amortization	138	218	395	656
Total costs and expenses	3,929	5,417	11,960	14,961
Loss from operations	(1,116)	(572)	(3,986)	(3,284)
Interest expense	(112)	(123)	(340)	(353)
Other income (expense), net	151	(1,832)	(1,688)	1,821
Loss before income taxes and loss from equity method investments	(1,077)	(2,527)	(6,014)	(1,816)
Provision for (benefit from) income taxes	23	(101)	(215)	(395)
Loss from equity method investments	(8)	(13)	(27)	(28)
Net loss including non-controlling interests	(1,108)	(2,439)	(5,826)	(1,449)
Less: net loss attributable to non-controlling interests, net of tax	(19)	(15)	(27)	(61)
Net loss attributable to Uber Technologies, Inc.	$(1,089)	$(2,424)	$(5,799)	$(1,388)
Net loss per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(0.62)	$(1.28)	$(3.33)	$(0.74)
Diluted	$(0.62)	$(1.28)	$(3.33)	$(0.75)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	1,755,029	1,898,954	1,739,488	1,877,655
Diluted	1,755,029	1,898,954	1,739,488	1,878,997
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net loss including non-controlling interests	$(1,108)	$(2,439)	$(5,826)	$(1,449)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	137	24	(268)	78
Unrealized gain on investments in available-for-sale securities	62	463	10	1,625
Other comprehensive income (loss), net of tax	199	487	(258)	1,703
Comprehensive income (loss) including non-controlling interests	(909)	(1,952)	(6,084)	254
Less: comprehensive loss attributable to non-controlling interests	(19)	(15)	(27)	(61)
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$(890)	$(1,937)	$(6,057)	$315
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2019	$311	1,716,681	$—	$30,739	$(187)	$(16,362)	$682	$14,872
Exercise of stock options	—	4,359	—	14	—	—	—	14
Stock-based compensation	—	—	—	285	—	—	—	285
Issuance of common stock for settlement of RSUs	—	8,917	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(107)	—	(3)	—	—	—	(3)
Unrealized loss on investments in available-for-sale securities, net of tax	—	—	—	—	(60)	—	—	(60)
Foreign currency translation adjustment	—	—	—	—	(148)	—	—	(148)
Distributions to non-controlling interests	(3)	—	—	—	—	—	(4)	(4)
Net income (loss)	(18)	—	—	—	—	(2,936)	8	(2,928)
Balance as of March 31, 2020	290	1,729,850	—	31,035	(395)	(19,298)	686	12,028
Exercise of stock options	—	3,106	—	8	—	—	—	8
Stock-based compensation	—	—	—	143	—	—	—	143
Issuance of common stock under the Employee Stock Purchase Plan	—	3,265	—	82	—	—	—	82
Issuance of common stock for settlement of RSUs	—	9,778	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(42)	—	(1)	—	—	—	(1)
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	8	—	—	8
Foreign currency translation adjustment	—	—	—	—	(257)	—	—	(257)
Distributions to non-controlling interests	(3)	—	—	—	—	—	(5)	(5)
Net income (loss)	(5)	—	—	—	—	(1,775)	8	(1,767)
Balance as of June 30, 2020	282	1,745,957	—	31,267	(644)	(21,073)	689	10,239
Exercise of stock options	—	1,430	—	6	—	—	—	6
Stock-based compensation	—	—	—	191	—	—	—	191
Issuance of common stock for settlement of RSUs	—	10,791	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(356)	—	(11)	—	—	—	(11)
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	62	—	—	62
Foreign currency translation adjustment	—	—	—	—	137	—	—	137
Issuance of common stock as consideration for acquisitions	—	2,995	—	96	—	—	—	96

Recognition of non-controlling interest on acquisition	290	—	—	—	—	—	—	—
Distributions to non-controlling interests	(1)	—	—	—	—	—	(1)	(1)
Net income (loss)	(22)	—	—	—	—	(1,089)	3	(1,086)
Balance as of September 30, 2020	$549	1,760,817	$—	$31,549	$(445)	$(22,162)	$691	$9,633
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2020	$787	1,849,794	$—	$35,931	$(535)	$(23,130)	$701	$12,967
Reclassification of the equity component of 2025 Convertible Notes to liability upon adoption of ASU 2020-06	—	—	—	(243)	—		—	(243)
Exercise of stock options	—	3,518	—	35	—	—	—	35
Stock-based compensation	—	—	—	287	—	—	—	287
Issuance of common stock for settlement of Careem Convertible Notes	—	2,872	—	158	—	—	—	158
Issuance of common stock as consideration for acquisition	—	505	—	28	—	—	—	28
Issuance of common stock for settlement of RSUs	—	10,924	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(244)	—	(14)	—	—	—	(14)
Recognition of non-controlling interest upon acquisition	56	—	—	—	—	—	—	—
Derecognition of non-controlling interests upon divestiture	(356)	—	—	—	—	—	(701)	(701)
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	1,156	—	—	1,156
Foreign currency translation adjustment	—	—	—	—	33	—	—	33
Net loss	(14)	—	—	—	—	(108)	—	(108)
Balance as of March 31, 2021	473	1,867,369	—	36,182	654	(23,238)	—	13,598
Exercise of stock options	—	2,454	—	40	—	—	—	40
Stock-based compensation	—	—	—	282	—	—	—	282
Reclassification of share-based award liability to additional paid-in capital	—	—	—	4	—	—	—	4
Issuance of common stock under the Employee Stock Purchase Plan	—	1,710	—	67	—	—	—	67
Issuance of common stock for settlement of Careem Convertible Notes	—	1,352	—	74	—	—	—	74
Issuance of common stock for settlement of RSUs	—	7,480	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(55)	—	(3)	—	—	—	(3)
Recognition of non-controlling interest upon acquisition	76	—	—	—	—	—	—	—
Re-measurement of non-controlling interest	1,052	—	—	(1,058)	—	—	—	(1,058)
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	6	—	—	6
Foreign currency translation adjustment	—	—	—	—	21	—	—	21
Net income (loss)	(32)	—	—	—	—	1,144	—	1,144
Balance as of June 30, 2021	1,569	1,880,310	—	35,588	681	(22,094)	—	14,175
Exercise of stock options	—	2,088	—	17	—	—	—	17
Stock-based compensation	—	—	—	292	—	—	—	292
Issuance of common stock for settlement of RSUs	—	9,696	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(149)	—	(6)	—	—	—	(6)

Issuance of common stock for settlement of contingent consideration liability	—	1,364	—	63	—	—	—	63
Issuance of restricted stock awards, subject to repurchase, in connection with acquisition of non-controlling interest	—	4,641	—	—	—	—	—	—
Acquisition of non-controlling interest	(1,327)	20,641	—	1,327	—	—	—	1,327
Recognition of non-controlling interest upon sale of Freight Holding preferred stock	—	—	—	—	—	—	125	125
Unrealized gain on investments in available-for-sale securities, net of tax	—	—	—	—	463	—	—	463
Foreign currency translation adjustment	—	—	—	—	24	—	—	24
Net loss	(13)	—	—	—	—	(2,424)	—	(2,424)
Balance as of September 30, 2021	$229	1,918,591	$—	$37,281	$1,168	$(24,518)	$125	$14,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash flows from operating activities
Net loss including non-controlling interests	$(5,826)	$(1,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395	656
Bad debt expense	51	75
Stock-based compensation	591	834
Gain on business divestitures, net	(127)	(1,684)
Gain from sale of investments	—	(171)
Deferred income taxes	(272)	(482)
Loss from equity method investments, net	27	28
Unrealized loss on debt and equity securities, net	123	56
Impairment of debt and equity securities	1,690	—
Impairments of goodwill, long-lived assets and other assets	372	16
Unrealized foreign currency transactions	44	12
Other	(3)	50
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	380	(354)
Prepaid expenses and other assets	159	(229)
Collateral held by insurer	259	860
Operating lease right-of-use assets	274	116
Accounts payable	(34)	71
Accrued insurance reserves	(16)	490
Accrued expenses and other liabilities	77	891
Operating lease liabilities	(104)	(124)
Net cash used in operating activities	(1,940)	(338)
Cash flows from investing activities
Purchases of property and equipment	(493)	(218)
Purchases of marketable securities	(1,493)	(1,113)
Purchases of non-marketable equity securities	(10)	(857)
Purchase of notes receivable	(85)	(242)
Proceeds from maturities and sales of marketable securities	801	2,291
Proceeds from sale of non-marketable equity securities	—	500
Proceeds from sale of equity method investments and grant of related call option	—	800
Acquisition of businesses, net of cash acquired	(1,536)	(111)
Return of capital from equity method investee	91	—
Other investing activities	48	17
Net cash provided by (used in) investing activities	(2,677)	1,067
Cash flows from financing activities
Issuance of senior notes, net of issuance costs	1,492	1,485
Principal repayment on Careem Notes	(891)	(195)
Principal payments on finance leases	(175)	(166)

Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	82	67
Proceeds from sale of subsidiary preferred stock units	—	125
Other financing activities	(25)	50
Net cash provided by financing activities	483	1,366
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(167)	(45)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	(4,301)	2,050
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	12,067	7,391
Reclassification from assets held for sale during the period	—	349
End of period	$7,766	$9,790

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$6,154	$6,482
Restricted cash and cash equivalents-current	218	414
Restricted cash and cash equivalents-non-current	1,394	2,894
Total cash and cash equivalents, and restricted cash and cash equivalents	$7,766	$9,790

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$296	$319
Income taxes, net of refunds	68	71
Non-cash investing and financing activities:
Finance lease obligations	190	115
Ownership interest received in exchange for divestitures	171	1,018
Conversion of convertible notes to common stock	—	232
Common stock issued in connection with acquisitions	96	967
Issuance of Careem Notes including the holdback amount	1,634	—
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in our Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of results for the full year.
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
In March 2020, the World Health Organization declared the outbreak of the coronavirus disease COVID-19 (“COVID-19”) a pandemic. COVID-19 continues to impact market and economic conditions globally. The evolving nature of the COVID-19 pandemic and the extent of its impact across industries and geographies, including the duration of the spread of the outbreak and any resurgences of the outbreak or variants of the virus, continue to be uncertain and cannot be predicted.
Basis of Consolidation
Our condensed consolidated financial statements include the accounts of Uber Technologies, Inc. and entities consolidated under the variable interest and voting models. All intercompany balances and transactions have been eliminated. Refer to Note 14 – Variable Interest Entities for further information.
Use of Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, management evaluates estimates, including, but not limited to: the incremental borrowing rate (“IBR”) applied in lease accounting; fair values of investments and other financial instruments (including the measurement of credit or impairment losses); useful lives of long-lived assets; fair value of acquired intangible assets and related impairment assessments; impairment of goodwill; stock-based compensation; income taxes and non-income tax reserves; certain deferred tax assets and tax liabilities; insurance reserves; and other contingent liabilities. These estimates are inherently subject to judgment and actual results could differ from those estimates. The level of uncertainties and volatility in the global financial markets and economies resulting from the pandemic as well as the uncertainties related to the impact of the pandemic on us and our investees' operations and financial performance means that these estimates may change in future periods, as new events occur and additional information is obtained.

Certain Significant Risks and Uncertainties - COVID-19
Various governments continue to implement, lift, and in some regions reinstate restrictions, including business activities and travel restrictions. These restrictions have had an adverse impact on our business and operations by reducing, in particular, the global demand for Mobility offerings, while accelerating the growth of our Delivery offerings. COVID-19 has produced uncertainty around the world and it is not possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business operations, results of operations, financial position, liquidity, and cash flows. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak and any resurgences of the outbreak or variants of the virus, both globally and within the United States, the administration, adoption and efficacy of vaccines in the United States and internationally, the impact on capital, foreign currencies exchange and financial markets, governmental or regulatory orders that impact our business and whether the impacts may result in permanent changes to our end-users’ behavior, all of which are highly uncertain and cannot be predicted.
Collateral Held by Insurer
Collateral held by insurer represents funds held by James River Group companies (“James River”). These funds, previously held in a trust account, were withdrawn by James River during the fourth quarter of 2019 upon notice of cancellation of their insurance policies (primarily auto insurance policies) issued to one of our subsidiaries. As of December 31, 2020, the funds served as collateral for us and our subsidiary’s current and future claim settlement obligations under the indemnification agreements for these insurance policies as included in insurance reserves on the condensed consolidated balance sheet. Accordingly, the amount withdrawn is presented as collateral held by insurer on the condensed consolidated balance sheet as of December 31, 2020.
During the third quarter of 2021, in connection with a legacy auto insurance transfer as described below, James River returned funds, previously presented as collateral held by insurer, to the trust account where the funds were previously held. Accordingly, the funds were reclassified from collateral held by insurer to non-current restricted cash and cash equivalents on our condensed consolidated balance sheet as of September 30, 2021.
Legacy Auto Insurance Transfer
On September 27, 2021, Aleka Insurance, Inc., our wholly-owned captive insurance subsidiary, entered into a Loss Portfolio Transfer Reinsurance Agreement (the “LPTA”) with James River effective July 1, 2021. Pursuant to the LPTA, our captive insurance subsidiary reinsured certain automobile liability insurance risks relating to activity on our platform between 2013 and 2019 in exchange for payment by James River to our captive insurance subsidiary of a premium in the amount of $345 million (“Premium”). Subsequent to the LPTA, we retain substantially all of the liabilities on these policies when taken together with previous risk transfer arrangements. In connection with the LPTA, claims currently administered by James River will be transferred to a third-party claims administrator for ongoing handling (the “Transferred Claims”) at our expense. The liabilities associated with the Transferred Claims were re-evaluated as of September 30, 2021, and adverse development was recognized on certain of those liabilities. During the third quarter of 2021, we recognized a $103 million charge in our condensed consolidated statements of operations consisting of the difference between the Premium and the assumed liabilities (including the cost of future claims administration), expenses associated with the LPTA, and the adverse development on the Transferred Claims.
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
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which reduced the number of models used to account for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that would have previously been accounted for as derivatives and modifies the diluted earnings per share calculations for convertible instruments. We early adopted the new standard on January 1, 2021 on a modified retrospective basis. Refer to Note 7 – Long-Term Debt and Revolving Credit Arrangements for the impact of adoption on our 2025 Convertible Notes and Note 11 – Net Income (Loss) Per Share for the impact on our earnings per share calculation.
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

Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Mobility revenue	$1,364	$2,205	$4,618	$4,676
Delivery revenue	1,136	2,238	2,548	5,942
Freight revenue	288	402	698	1,051
All Other revenue	25	—	110	8
Total revenue	$2,813	$4,845	$7,974	$11,677

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
United States and Canada	$1,598	$2,648	$4,798	$6,481
Latin America ("LatAm")	302	390	993	999
Europe, Middle East and Africa ("EMEA")	590	1,064	1,421	2,218
Asia Pacific ("APAC")	323	743	762	1,979
Total revenue	$2,813	$4,845	$7,974	$11,677
Revenue
Mobility Revenue
We derive revenue primarily from fees paid by Mobility Drivers for the use of our platform(s) and related service to facilitate and complete Mobility transactions.
In certain markets, we charge end-users a fee for connection services obtained via the platform. We recognized total revenue of $61 million and $253 million associated with these fees for the three and nine months ended September 30, 2020, respectively, and total revenue of $90 million and $216 million for the three and nine months ended September 30, 2021, respectively.
Mobility revenue also includes immaterial revenue streams such as our Uber for Business (“U4B”) and financial partnership products.
Delivery Revenue
We derive revenue for Delivery from Merchants’ and Couriers’ use of the Delivery platform and related service to facilitate and complete Delivery transactions.
Additionally, in certain markets where we are responsible for delivery services, delivery fees charged to end-users are also included in revenue, while payments to Couriers in exchange for delivery services are recognized in cost of revenue. In these markets, we recognized revenue from end-users of $28 million and $49 million for the three and nine months ended September 30, 2020, respectively, and revenue from end-users of $228 million and $490 million for the three and nine months ended September 30, 2021, respectively. We also recognized cost of revenue for these delivery transactions, exclusive of depreciation and amortization of $119 million and $269 million for the three and nine months ended September 30, 2020, respectively, and cost of revenue of $642 million and $1.5 billion for the three and nine months ended September 30, 2021, respectively.
Subscription Offering
We offer subscription memberships to end-users including Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to our segments on a proportional basis, based on usage for each segment during the respective period.
Freight Revenue
Freight revenue consists of revenue from freight transportation services provided to shippers.
All Other Revenue
All Other revenue primarily includes collaboration revenue related to our Advanced Technologies Group (“ATG”) business and revenue from our New Mobility offerings and products.
ATG collaboration revenue was related to a three-year joint collaboration agreement we entered into in 2019. During the first quarter of 2021, we completed the sale of Apparate USA LLC (“Apparate” or the “ATG Business”) to Aurora Innovation, Inc. (“Aurora”). Refer to Note 17 – Divestiture for further information.
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
Contract Balances and Remaining Performance Obligation
Contract liabilities represents consideration collected prior to satisfying the performance obligations. As of September 30, 2021, we had $195 million of contract liabilities included in accrued and other current liabilities as well as other long-term liabilities on the condensed consolidated balance sheet. Revenue recognized from these contracts during the three and nine months ended September 30, 2020 and 2021 was not material.
Our remaining performance obligation for contracts with an original expected length of greater than one year is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of September 30, 2021	$46	$138	$184
Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2020	September 30, 2021
Classified as short-term investments:
Marketable debt securities (1):
Commercial paper	$457	$—
U.S. government and agency securities	429	—
Corporate bonds	294	—
Short-term investments	$1,180	$—

Classified as investments:
Non-marketable equity securities:
Didi	$6,299	$4,126
Aurora (2)	—	2,250
Other (3)	329	307
Non-marketable debt securities:
Grab (4)	2,341	4,089
Marketable equity securities	—	1,386
Note receivable from a related party	83	81
Investments	$9,052	$12,239
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.
(2) For further information, see the section titled “Aurora Investments” below and Note 17 – Divestiture.
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

	As of December 31, 2020				As of September 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$2,386	$—	$—	$2,386	$4,214	$—	$—	$4,214
Commercial paper	—	611	—	611	—	—	—	—
U.S. government and agency securities	—	542	—	542	—	—	—	—
Corporate bonds	—	323	—	323	—	—	—	—
Non-marketable debt securities	—	—	2,341	2,341	—	—	4,089	4,089
Non-marketable equity securities	—	—	52	52	—	4,126	2,278	6,404
Marketable equity securities	—	—	—	—	1,386	—	—	1,386
Note receivable from a related party	—	—	83	83	—	—	81	81
Total financial assets	$2,386	$1,476	$2,476	$6,338	$5,600	$4,126	$6,448	$16,174
Financial Liabilities
MLU B.V. Call Option (1)	$—	$—	$—	$—	$—	$—	$230	$230
Total financial liabilities	$—	$—	$—	$—	$—	$—	$230	$230
(1) For further information, see Note 4 – Equity Method Investments.
Didi Investment
During the first quarter of 2021, we completed the sale of $500 million of our Didi shares and realized immaterial gains from this transaction. In addition, we recorded unrealized gains of $71 million from remeasurement of the carrying value of the remaining Didi shares under the measurement alternative during the three months ended March 31, 2021.
On June 30, 2021, Didi started trading on the New York Stock Exchange, therefore our investment in preferred shares of Didi, which was previously accounted for under the measurement alternative on a non-recurring basis, had a readily determinable fair value and therefore changed to an investment measured at fair value on a recurring basis. As of September 30, 2021, our Didi investment in preferred shares has been converted to ordinary shares and classified as a non-marketable equity security due to a restriction on trading of ordinary shares. As of September 30, 2021, the fair value of our Didi investment is based on readily available pricing sources for comparable instruments, adjusted by a discount for lack of marketability due to the restriction on trading the shares (Level 2). During the three and nine months ended September 30, 2021,we recognized an unrealized loss of $3.2 billion and $1.7 billion, respectively, on this investment in other income (expense), net in our condensed consolidated statements of operations.
Zomato Investment
In July 2021, Zomato Media Private Limited (“Zomato”), in which we held preferred shares that were previously classified as non-marketable equity securities and accounted for under the measurement alternative on a non-recurring basis, completed its initial public offering (“IPO”) in India. As of September 30, 2021, our Zomato investment has been converted to ordinary shares and classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis. During the three and nine months ended September 30, 2021, we recognized an unrealized gain of $994 million on this investment in other income (expense), net in our condensed consolidated statements of operations. As of September 30, 2021, the carrying value of the investment was $1.1 billion. Our investment is subject to a lock-up period in which our ability to sell is restricted until July 2022.
During the nine months ended September 30, 2021, we did not make any transfers between the levels of the fair value hierarchy.
The following table summarizes the amortized cost and fair value of our debt securities with a stated contractual maturity or redemption date (in millions):

	As of September 30, 2021
	Amortized Cost	Fair Value
Within one year	$—	$—
One year through five years	2,281	4,089
Total	$2,281	$4,089
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities at fair value on a recurring basis (in millions):

	As of December 31, 2020				As of September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$611	$—	$—	$611	$—	$—	$—	$—
U.S. government and agency securities	542	—	—	542	—	—	—	—
Corporate bonds	322	1	—	323	—	—	—	—
Non-marketable debt securities	2,281	60	—	2,341	2,281	1,808	—	4,089
Total	$3,756	$61	$—	$3,817	$2,281	$1,808	$—	$4,089
As of December 31, 2020 and September 30, 2021, there were no allowance for credit losses related to our available-for-sale debt securities.
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
As of December 31, 2020 and September 30, 2021, our Level 3 non-marketable debt securities and non-marketable equity securities primarily consist of common stock investments and preferred stock investments in privately held companies without readily determinable fair values.
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
Grab Investment
To determine the fair value of our investment in Grab as of September 30, 2021, we utilized a hybrid approach, incorporating a CSE method along with an OPM. The CSE method assumes an if-converted scenario (for example an IPO or a special purpose acquisition company (“SPAC”) transaction), where the OPM approach allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences. As a result of the valuation performed, we recognized pre-tax unrealized gains of $497 million and $1.7 billion on this investment during the three and nine months ended September 30, 2021, respectively, in other comprehensive income (loss), net of tax in our condensed consolidated statements of comprehensive income (loss).
The following table summarizes information about the significant unobservable inputs used in the fair value measurement for our Grab investment as of September 30, 2021:

Fair value method	Relative weighting	Key unobservable inputs
OPM	40%	Transaction price per share	$6.16
		Volatility	64%
		Estimated time to liquidity	1.25 years
		Market adjustment	5%
CSE	60%	Discount rate	25%
		Estimated time to liquidity	0.25 years
Aurora Investments
On January 19, 2021, we completed the sale of our ATG Business to Aurora. As consideration for the sale of our ATG Business to Aurora, we received common stock in Aurora. Concurrently, we invested in Aurora’s preferred stock. For further information, refer to Note 17 – Divestiture.
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
The fair value of the Aurora Investments as of September 30, 2021 was determined by a hybrid approach, incorporating a CSE method along with an OPM, weighted at 50% and 50%, respectively, as a result of an announced SPAC merger. The CSE method assumes an if-converted scenario (for example a SPAC), where the OPM approach allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences. Significant unobservable inputs to the OPM were volatility of 66% and time to liquidity of 4.25 years. As a result of the valuation performed, we recognized unrealized gains of $102 million and $573 million on this investment in other income (expense), net in our condensed consolidated statements of operations during the three and nine months ended September 30, 2021, respectively.
Summarized financial information for Aurora for the six months ended June 30, 2021, the most recent period available, is as follows (in millions):

Results of Operations Data	Six Months Ended June 30, 2021
Total operating expenses	$373
Loss from operations	(373)
Net loss	(370)

Balance Sheet Data	As of June 30, 2021
Current assets	$808
Total assets	2,796
Current liabilities	72
Total liabilities	254
Redeemable convertible preferred stock	2,161
Financial Assets and Liabilities Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2021, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Debt Securities	Non-marketable Equity Securities	Note Receivables	MLU B.V. Call Option
Balance as of December 31, 2020	$2,341	$52	$83	$—
Total net gains (losses)
Included in earnings	—	549	(2)	—
Included in other comprehensive income (loss)	1,748	—	—	—
Purchases	—	1,677	—	—
Issuance	—	—	—	230
Balance as of September 30, 2021	$4,089	$2,278	$81	$230

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
We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2020 and 2021.
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the condensed consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Upward adjustments	$—	$—	$—	$71
Downward adjustments (including impairment)	—	—	(1,690)	—
Total unrealized gain (loss) for non-marketable equity securities	$—	$—	$(1,690)	$71
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2020	September 30, 2021
Initial cost basis	$6,282	$279
Upward adjustments	1,984	—
Downward adjustments (including impairment)	(1,690)	—
Total carrying value at the end of the period	$6,576	$279
Note 4 – Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of
	December 31, 2020	September 30, 2021
MLU B.V.	$1,001	$927
Mission Bay 3 & 4	41	38
Other	37	6
Total equity method investments	$1,079	$971

MLU B.V. and Uber Russia/CIS Operations
On August 30, 2021, we entered into an agreement (the “Framework Agreement”) with Yandex N.V. (“Yandex”) to restructure our joint ventures, MLU B.V. and Yandex Self Driving Group B.V. (“SDG”). Pursuant to the Framework Agreement, we completed the sale of our entire equity interest in SDG and 4.5% of equity interest in MLU B.V. to Yandex during the third quarter of 2021 (collectively, the “Initial Closing”). In addition, Yandex is expected to spin-off by way of demerger from MLU B.V. the Yandex.Eats, Yandex.Lavka and Yandex.Delivery businesses (“Demerger”). Immediately following the Demerger, Yandex will acquire all of our equity interest in such demerged businesses (“Demerger Share Closing”). If the Demerger Share Closing does not occur by December

31, 2021 (with a certain 30-day extension), we will instead transfer an additional 6.7% stake of our MLU B.V. ownership to Yandex. The total consideration payable by Yandex to us in respect of the Framework Agreement is approximately $1.0 billion in cash, of which (i) $800 million was paid during the third quarter of 2021, and (ii) $200 million will be paid at the Demerger Share Closing, which is expected to occur in the fourth quarter of 2021.
At the Initial Closing during the third quarter of 2021, we allocated consideration of $276 million to the sale of 4.5% of equity interest in MLU B.V. and we recognized a gain of $106 million in other income (expense), net on our condensed consolidated statement of operations during the three months ended September 30, 2021. As of September 30, 2021, our equity ownership interest in MLU B.V. was reduced to 29%. The consideration allocated and gains recognized for the sale of our entire equity interest in SDG were not material. In addition, we recognized a liability of $212 million in accrued and other current liabilities on our condensed consolidated balance sheet as of September 30, 2021 for the consideration allocated to a prepayment received for the Demerger Share Closing.
In connection with the Framework Agreement, we granted Yandex an option (“MLU B.V. Call Option”) to acquire our remaining equity interest in MLU B.V. during the two-year period following the Initial Closing. The initial exercise price of the MLU B.V. Call Option is approximately $2.0 billion, subject to certain adjustments based on the successful closing of the Demerger Share Closing and the timing of the option exercise. As of September 30, 2021, we allocated consideration of $230 million to the MLU B.V. Call Option, which is recorded as a liability in accrued and other current liabilities on our condensed consolidated balance sheet. The MLU B.V. Call Option is measured at fair value on a recurring basis with changes in fair value recorded in other income (expense), net in the condensed consolidated statements of operations. To determine the fair value of the MLU B.V. Call Option as of September 30, 2021, we used a lattice model which simulated multiple scenarios of the exercise behaviors and the corresponding strike prices over the term of the call option. Key inputs to the lattice model were underlying business value, option term, volatility, risk-free interest rates, and dividend yield (Level 3).
Included in the carrying value of MLU B.V. is the basis difference, net of amortization, between the original cost of the investment and our proportionate share of the net assets of MLU B.V. The carrying value of the equity method investment is primarily adjusted for our share in the income or losses of MLU B.V. on a one-quarter lag basis and amortization of basis differences. Equity method goodwill and intangible assets, net of accumulated amortization are also adjusted for currency translation adjustments representing fluctuations between the functional currency of the investee, the Ruble and the U.S. Dollar.
The table below provides the composition of the basis difference (in millions):

As of September 30, 2021
Equity method goodwill	$698
Intangible assets, net of accumulated amortization	60
Deferred tax liabilities	(13)
Cumulative currency translation adjustments	(130)
Basis difference	$615
We amortize the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible assets is approximately 3.4 years as of September 30, 2021. Equity method goodwill is not amortized. The investment balance is reviewed for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable. As of September 30, 2021, we determined that there was no impairment of our investment of MLU B.V.
Note 5 – Leases
The components of our lease expense were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Lease cost
Finance lease cost:
Amortization of assets	$53	$53	$146	$166
Interest on lease liabilities	4	2	12	9
Operating lease cost	170	70	381	220
Short-term lease cost	4	2	14	6
Variable lease cost	21	24	83	66

Sublease income	(1)	(3)	(2)	(4)
Total lease cost	$251	$148	$634	$463
We did not enter into nor commence any new material operating or finance leases during the three and nine months ended September 30, 2021. The assumptions used to value leases for the periods presented were as follows:

	As of
	December 31, 2020	September 30, 2021
Weighted-average remaining lease term
Operating leases	16 years	16 years
Finance leases	2 years	2 years
Weighted-average discount rate
Operating leases	7.0%	7.1%
Finance leases	5.4%	4.5%
Maturities of lease liabilities were as follows (in millions):

	As of September 30, 2021
	Operating Leases	Finance Leases
Remainder of 2021	$29	$47
2022	310	145
2023	284	44
2024	238	17
2025	189	1
Thereafter	2,109	—
Total undiscounted lease payments	3,159	254
Less: imputed interest	(1,503)	(11)
Total lease liabilities	$1,656	$243
As of September 30, 2021, we had additional operating leases and finance leases, primarily for corporate offices and servers, that have not yet commenced of $568 million and $15 million, respectively. These operating and finance leases will commence between fiscal years 2021 and 2023 with lease terms ranging from 1 year to 11 years.

Note 6 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2021 (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2020	$2,562	$3,547	$—	$6,109
Acquisitions	127	53	—	180
Measurement period adjustment (1)	(2)	183	—	181
Foreign currency translation adjustment	(18)	(5)	—	(23)
Balance as of September 30, 2021	$2,669	$3,778	$—	$6,447
(1) Refer to Note 16 – Business Combinations.
Intangible Assets
The components of intangible assets, net as of December 31, 2020 and September 30, 2021 were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2020
Rider and Merchant relationships	$1,007	$(81)	$926	8
Developed technology	529	(69)	460	2
Trade names and trademarks	183	(16)	167	7
Patents	15	(6)	9	8
Other	5	(3)	2	0
Intangible assets	$1,739	$(175)	$1,564

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
September 30, 2021
Rider and Merchant relationships	$1,054	$(222)	$832	7
Developed technology	495	(206)	289	2
Trade names and trademarks	184	(37)	147	7
Patents	15	(7)	8	7
Other	5	(3)	2	0
Intangible assets	$1,753	$(475)	$1,278
Amortization expense for intangible assets subject to amortization was $32 million and $105 million for the three months ended September 30, 2020 and 2021, respectively. Amortization expense for intangible assets subject to amortization was $85 million and $301 million for the nine months ended September 30, 2020 and 2021, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2021 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2021	$112
2022	363
2023	199
2024	148
2025	130
Thereafter	313
Total	$1,265
Impairment of Definite-Lived Intangible and Long-Lived Assets
The following table presents the definite-lived intangible and long-lived asset impairment charges recorded in the condensed consolidated statements of operations by asset class during the three and nine months ended September 30, 2020 (in millions):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Intangible assets	$—	$23
Property and equipment	50	140
Operating lease right-of-use assets	26	76
Intangible assets	$76	$239
During the three months ended September 30, 2020, we exited, and made available for sublease, certain leased offices, primarily due to the City of San Francisco's extended shelter-in-place orders. This decision resulted in asset impairments of $76 million.
During the three and nine months ended September 30, 2021, we did not record any impairments of definite-lived intangible or long-lived assets.

Note 7 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2020	September 30, 2021	Effective Interest Rates	Maturities
2016 Senior Secured Term Loan	$1,101	$—	—%	—
2018 Senior Secured Term Loan	1,463	—	—%	—
2025 Refinanced Term Loan	—	1,451	3.8%	April 4, 2025
2027 Refinanced Term Loan	—	1,093	3.8%	February 25, 2027
2025 Senior Note	1,000	1,000	7.7%	May 15, 2025
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	—	1,500	4.7%	August 15, 2029
2025 Convertible Note	1,150	1,150	0.2%	December 15, 2025
Total debt	7,914	9,394
Less: unamortized discount and issuance costs	(327)	(88)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$7,560	$9,279
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
The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan are guaranteed by certain of our material domestic restricted subsidiaries. The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of September 30, 2021. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair values of our 2025 Refinanced Term Loan and 2027 Refinanced Term Loan were $1.5 billion and $1.1 billion, respectively, as of September 30, 2021 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
2025 Convertible Note
In December 2020, we issued $1.15 billion aggregate principal amount of 0% convertible senior notes due in 2025 (the “2025 Convertible Notes”), including the exercise in full by the initial purchasers of the 2025 Convertible Notes of their option to purchase up to an additional $150 million principal amount of the 2025 Convertible Notes. The 2025 Convertible Notes were issued in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act. The 2025 Convertible Notes will mature on December 15, 2025, unless earlier converted, redeemed or repurchased.
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
As of September 30, 2021, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
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
Prior to the adoption of ASU 2020-06, the proceeds from the issuance of the 2025 Convertible Notes were allocated between the conversion feature recorded as equity and the liability for the notes themselves. The difference of $243 million between the principal amount of the 2025 Convertible Notes and the liability component (the “debt discount”) was amortized to interest expense using the effective interest method over the term of the 2025 Convertible Notes. The equity component of the 2025 Convertible Notes was included in additional paid-in capital in the consolidated balance sheet as of December 31, 2020 and was not remeasured as it continued to meet the conditions for equity classification. To determine the fair value of the liability component of the 2025 Convertible Notes as of the pricing date, we used the binomial model with inputs of time to maturity, conversion ratio, our stock price, risk free rate and volatility.
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
The fair value of our 2025 Convertible Notes was $1.1 billion as of September 30, 2021 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
In August 2021, we issued eight-year notes with an aggregate principal amount of $1.5 billion due on August 15, 2029 (the “2029 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2029 Senior Notes at par and paid approximately $16 million for debt issuance costs. The interest is payable semi-annually in arrears on February 15 and August 15 of each year at 4.50% per annum, beginning on February 15, 2022, and the entire principal amount is due at the time of maturity. We intend to use the net proceeds from this offering to finance a portion of the consideration payable in cash, and certain related fees and expenses incurred, in connection with the pending acquisition of Tupelo Parent, Inc. (“Transplace”), by our majority-owned subsidiary, Uber Freight Holding Corporation (“Freight Holding”). The Transplace acquisition is subject to regulatory approval and other customary closing conditions and is expected to close in late 2021. The 2029 Senior Notes are subject to a special mandatory redemption, which provides that if the acquisition of Transplace is not consummated on or before February 28, 2023, or if, prior to such date, the definitive agreement (the “Stock Purchase Agreement”) entered into between us and Freight Holding to acquire Transplace is terminated, we will be required to redeem all of the outstanding 2029 Senior Notes equal to 100% of the aggregate principal amount of such notes, plus accrued and unpaid interest on the principal amount of such notes. As of September 30, 2021, none of the conditions permitting the holders of the 2029 Senior Notes to redeem had been met. Therefore, the 2029 Senior Notes are classified as long-term.
The 2025, 2026, 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of September 30, 2021.

The following table presents the fair values of our Senior Notes as of September 30, 2021, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of September 30, 2021
2025 Senior Note	$1,067
2026 Senior Note	1,598
2027 Senior Note	1,323
2028 Senior Note	538
2029 Senior Note	1,511
Total	$6,037
The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long term debt, for the three and nine months ended September 30, 2020 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Contractual interest coupon	$118	$118	$333	$338
Amortization of debt discount and issuance costs	3	3	8	13
Total interest expense from long-term debt	$121	$121	$341	$351
Revolving Credit Arrangements
We have a revolving credit agreement initially entered in 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of September 30, 2021, there was no balance outstanding on the Revolving Credit Facility.
Letters of Credit
As of December 31, 2020 and September 30, 2021, we had letters of credit outstanding of $649 million and $763 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $233 million and $263 million, respectively.

Note 8 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2020	September 30, 2021
Other receivables	$464	$594
Other	751	861
Prepaid expenses and other current assets	$1,215	$1,455
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2020	September 30, 2021
Accrued legal, regulatory and non-income taxes	$1,811	$2,287
Accrued Drivers and Merchants liability	651	784
Income and other tax liabilities	203	305
Other	2,447	2,893
Accrued and other current liabilities	$5,112	$6,269
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2020	September 30, 2021
Deferred tax liabilities	$818	$454
Other	488	675
Other long-term liabilities	$1,306	$1,129
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2019	$(231)	$44	$(187)
Other comprehensive income (loss) before reclassifications	(268)	10	(258)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(268)	10	(258)
Balance as of September 30, 2020	$(499)	$54	$(445)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2020	$(581)	$46	$(535)
Other comprehensive income (loss) before reclassifications	78	1,625	1,703
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	78	1,625	1,703
Balance as of September 30, 2021	$(503)	$1,671	$1,168

Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Interest income	$7	$10	$51	$28
Foreign currency exchange gains (losses), net	(47)	(13)	(104)	(38)
Gain on business divestitures, net (1)	—	—	127	1,684
Unrealized loss on debt and equity securities, net (2)	(7)	(2,031)	(123)	(56)
Allowance reversal (impairment) of debt and equity securities (3)	160	—	(1,690)	—
Other, net	38	202	51	203
Other income (expense), net	$151	$(1,832)	$(1,688)	$1,821
(1) During the nine months ended September 30, 2020, gain on business divestitures, net primarily represents a $154 million gain on the sale of our Uber Eats India operations to Zomato recognized in the first quarter of 2020, partially offset by a $27 million loss on the sale of our JUMP operations to Lime during the second quarter of 2020. During the nine months ended September 30, 2021, gain on business divestitures, net represents a $1.6 billion gain on the sale of our ATG Business to Aurora recognized in the first quarter of 2021. Refer to Note 17 – Divestiture for further information on the sale of our ATG Business.
(2) During the three and nine months ended September 30, 2021, unrealized loss on debt and equity securities, net primarily represents a $3.2 billion and $1.7 billion net unrealized loss, respectively on our Didi investment, partially offset by a $994 million unrealized gain on our Zomato investment recognized during the third quarter of 2021, a $102 million and $573 million unrealized gain, respectively on our Aurora Investments, as well as a $73 million and $56 million net unrealized gain, respectively on our other investments in securities accounted for under the fair value option.
(3) During the three months ended September 30, 2020, we recorded a reversal of the previously recorded allowance for credit loss on our investment in Grab, initially recognized in the first quarter of 2020. During the nine months ended September 30, 2020, we recorded an impairment charge of $1.7 billion, primarily related to our investment in Didi recognized during the first quarter of 2020.

Note 9 – Stockholders' Equity
Equity Compensation Plans
We maintain four equity compensation plans that provide for the issuance of shares of our common stock to our officers and other employees, directors, and consultants: the 2010 Stock Plan (the “2010 Plan”), the 2013 Equity Incentive Plan (the “2013 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and the 2019 Employee Stock Purchase Plan (the “ESPP”), which have all been approved by stockholders. Following our IPO in 2019, we have only issued awards under the 2019 Plan and the ESPP, and no additional awards will be granted under the 2010 and 2013 Plans. These plans provide for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), performance-based awards, and other awards (that are based in whole or in part by reference to our common stock).
Stock Option and SAR Activity
A summary of stock option and SAR activity for the nine months ended September 30, 2021 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2020	229	28,734	$12.87	4.97	$1,104
Assumed in connection with an acquisition (1)	—	4,314	$5.10
Exercised	(58)	(7,954)	$11.82
Canceled and forfeited	(7)	(400)	$18.99
As of September 30, 2021	164	24,694	$11.76	4.38	$821
Vested and expected to vest as of September 30, 2021	135	18,008	$8.76	3.60	$671
Exercisable as of September 30, 2021	135	18,008	$8.76	3.60	$671
(1) Refer to Note 16 – Business Combinations for additional information on our acquisition of Cornershop Cayman.
RSU Activity
The following table summarizes the activity related to our RSUs for the nine months ended September 30, 2021 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2020	83,736	$34.17
Granted	40,031	$51.55
Vested	(29,500)	$37.32
Canceled and forfeited	(19,106)	$37.23
Unvested and outstanding as of September 30, 2021	75,161	$41.45
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Operations and support	$16	$42	$52	$107
Sales and marketing	11	18	35	60
Research and development	102	152	341	434
General and administrative	54	69	163	233
Total	$183	$281	$591	$834

As of September 30, 2021, there was $3.0 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.75 years.
The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements were not material during the three and nine months ended September 30, 2020 and 2021, respectively.
Note 10 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $23 million and $(215) million for the three and nine months ended September 30, 2020, respectively, and $(101) million and $(395) million for the three and nine months ended September 30, 2021, respectively. During the three months ended September 30, 2020, the income tax expense was primarily driven by current tax on foreign earnings offset by a partial benefit from U.S. losses. During the nine months ended September 30, 2020, the income tax benefit was primarily driven by the deferred U.S. tax impact of the impairment charges related to our investments in Didi, the deferred China tax impact of the impairment charge related to our investment in Didi, and to a lesser extent, the benefit of U.S. losses and current tax on foreign earnings. During the three months ended September 30, 2021, the income tax benefit was primarily driven by the deferred U.S. tax impact related to our investments in Didi and Zomato, and to a lesser extent, by the benefit of U.S. losses and current tax on our foreign earnings. During the nine months ended September 30, 2021, the income tax benefit was primarily driven by the deferred China and U.S. tax impact related to our investment in Didi, the deferred U.S. tax impact related to our investments in Aurora and Zomato, and to a lesser extent, the benefit from our U.S. losses and current tax on our foreign earnings. The primary differences between the effective tax rate and the federal statutory tax rate are due to the China and U.S. deferred taxes related to our investment in Didi, U.S. deferred taxes related to our investments in Aurora and Zomato, the valuation allowance on our U.S. and Netherlands' deferred tax assets, and foreign tax rate differences.
During the nine months ended September 30, 2021, the amount of gross unrecognized tax benefits increased by $206 million, of which approximately $50 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $156 million of unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
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
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through September 30, 2021. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
Note 11 – Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the periods presented. Diluted net income (loss) per share is computed by giving effect to all potential weighted average dilutive common stock. The dilutive effect of outstanding awards and convertible securities is reflected in diluted net income (loss) per share by application of the treasury stock method. Since we were in a loss position for each of the periods presented, basic net loss per share was the same as diluted net loss per share for the periods presented.
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Basic net income (loss) per share:
Numerator
Net loss including non-controlling interests	$(1,108)	$(2,439)	$(5,826)	$(1,449)
Add: net loss attributable to non-controlling interests, net of tax	(19)	(15)	(27)	(61)
Net loss attributable to common stockholders	$(1,089)	$(2,424)	$(5,799)	$(1,388)
Denominator
Basic weighted-average common stock outstanding	1,755,029	1,898,954	1,739,488	1,877,655
Basic net loss per share attributable to common stockholders (1)	$(0.62)	$(1.28)	$(3.33)	$(0.74)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(1,089)	$(2,424)	$(5,799)	$(1,388)
Net loss attributable to Freight Holding convertible common shares non-controlling interest, net of tax	—	—	—	(27)
Diluted net loss attributable to common stockholders	$(1,089)	$(2,424)	$(5,799)	$(1,415)
Denominator
Number of shares used in basic net income (loss) per share computation	1,755,029	1,898,954	1,739,488	1,877,655
Weighted-average effect of potentially dilutive securities:
Assumed redemption of Freight Holding common shares, non-controlling interest	—	—	—	1,342
Diluted weighted-average common stock outstanding	1,755,029	1,898,954	1,739,488	1,878,997
Diluted net loss per share attributable to common stockholders (1)	$(0.62)	$(1.28)	$(3.33)	$(0.75)
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
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Freight Holding contingently redeemable preferred stock	—	9,077	—	9,077
RSUs	93,508	75,161	93,508	75,161
Stock options	25,492	24,694	25,492	24,694
Common stock subject to repurchase	28	4,540	28	4,540
RSUs to settle fixed monetary awards	109	—	109	—
Shares committed under ESPP	2,016	2,758	2,016	2,758
Warrants to purchase common stock	126	73	126	73
Convertible notes	14,181	20,655	14,181	22,604
Total	135,460	136,958	135,460	138,907

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
In January 2021, we sold our ATG Business to Aurora. Our ATG Business was included in the ATG and Other Technology Programs segment prior to this transaction. As a result of the sale, ATG and Other Technology Programs segment was no longer a reportable segment. Beginning in the first quarter of 2021, results of ATG and Other Technology Programs are included within All Other. Refer to Note 17 – Divestiture for further information regarding the sale of our ATG Business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Segment adjusted EBITDA:
Mobility	$245	$544	$876	$1,021
Delivery	(183)	(12)	(728)	(373)
Freight	(73)	(35)	(186)	(105)
All Other (1)	(104)	—	(389)	(11)
Total segment adjusted EBITDA	(115)	497	(427)	532
Reconciling items:
Corporate G&A and Platform R&D (2), (3)	(510)	(489)	(1,647)	(1,392)
Depreciation and amortization	(138)	(218)	(395)	(656)
Stock-based compensation expense	(183)	(281)	(591)	(834)
Legal, tax, and regulatory reserve changes and settlements	—	98	(57)	(593)
Goodwill and asset impairments/loss on sale of assets (4)	(76)	—	(285)	(57)
Acquisition, financing and divestitures related expenses	(14)	(23)	(43)	(85)
Accelerated lease costs related to cease-use of ROU assets (4)	(80)	—	(80)	(2)
COVID-19 response initiatives	(18)	(10)	(90)	(51)
Gain on lease arrangement, net	12	—	5	—
Restructuring and related charges, net	6	—	(376)	—
Legacy auto insurance transfer (5)	—	(103)	—	(103)

Mass arbitration fees for supporting Black-owned restaurants	—	(43)	—	(43)
Loss from operations	$(1,116)	$(572)	$(3,986)	$(3,284)
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
(4) During the three months ended September 30, 2020, we exited, and made available for sublease, certain leased offices, primarily due to the City of San Francisco's extended shelter-in-place orders. This decision resulted in the recognition of accelerated lease expense and other asset impairments.
(5) Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies for further information.
Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal or grocery order delivered. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2020 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
United States	$1,455	$2,343	$4,442	$5,839
France	202	355	492	1,155
Australia	191	417	473	1,096
All other countries	965	1,730	2,567	3,587
Total revenue	$2,813	$4,845	$7,974	$11,677
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
As of September 30, 2021, there were no material changes to our purchase commitments disclosed in the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2020 and September 30, 2021, we had recorded aggregate liabilities of $1.8 billion and $2.3 billion, respectively, of which $1.3 billion and $1.3 billion relate to non-income tax matters, respectively, in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. We have petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. We intend to continue to vigorously defend ourselves. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
In addition, in January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and in August 2021, the Alameda County Superior Court ruled that Proposition 22 is unconstitutional. On September 21, 2021, the State of California filed an appeal of that decision with the California Court of Appeal, and the Protect App-Based Drivers and Services has also filed an appeal.
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. The complaint was served on July 20, 2020 and Uber filed a motion to dismiss the complaint on September 24, 2020, which was denied on March 25, 2021. A summary judgment motion was filed in September 2021 and we filed a motion in which we argue that the motion is premature and should await the close of discovery. The motion is pending. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
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
On June 23, 2021, we received a compliance notice from the UK pension regulator to facilitate our auto-enrollment implementation. The pension regulator has confirmed that Uber will be required to pay historic company contributions, but that we are not required to pay the driver component of historic pension contributions unless we fail to comply in which case the amount equivalent to those contributions would be payable as a penalty. We have started enrolling eligible drivers into a pension plan.
Our portal for drivers to register for a settlement of historical holiday pay and national minimum wage liabilities closed on July 22, 2021 and we have extended offers to all drivers eligible for settlement who are not already represented by an attorney and have made payments to the drivers who accepted our offers. We are currently in mediation with the drivers who are represented by one of three law firms who represent large cohorts of drivers. Compensation hearings will take place in 2022 for claimants who have not settled their historic claims, where the tribunal will assess our position on the correct approach to working time. While the ultimate resolution of these matters is uncertain, we have recorded an accrual for these matters within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2021.
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
State Unemployment Taxes
In 2018, the New Jersey Department of Labor (“NJDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2018. The NJDOL made an assessment on November 12, 2019, against both Rasier and Uber. Both assessments were calculated through November 15, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2018. The NJDOL has provided several assessments from February through October 2021. We are engaged in ongoing discussions with the NJDOL about the assessments. While the ultimate resolution of this matter is uncertain, we recorded for this matter within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2021.
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

Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2020 and September 30, 2021 were $1.2 billion and $696 million, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2020 and September 30, 2021 were not material.
Freight Holding
As of September 30, 2021, we own the majority of the issued and outstanding capital stock of Freight Holding and report a non-controlling interest as further described in Note 15 – Non-Controlling Interests.
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
On January 19, 2021, we completed the sale of the ATG Business to Aurora. Refer to the section titled “Unconsolidated VIEs” below for additional information on Aurora. Refer to Note 17 – Divestiture for further information on the sale of the ATG Business.
Careem Qatar and Morocco
The assets and operations in Careem Qatar and Morocco had not been transferred to us as of December 31, 2020. On September 21, 2021, ownership of Careem’s operations in Morocco was fully transferred to us. Transfer of the assets and operations of Careem Qatar will be subject to a delayed closing pending timing of regulatory approval. We have rights to all residual interests in the Careem Qatar entity which is considered a variable interest. We are exposed to losses and residual returns of the Careem Qatar entity through the right to all of the proceeds from either the divestiture or the eventual legal transfer, upon regulatory approval, of the Careem Qatar entity.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amount of assets recognized on the condensed consolidated balance sheets related to unconsolidated VIEs was $308 million and $2.8 billion as of December 31, 2020 and September 30, 2021, respectively, and represents our maximum exposure to loss associated with the unconsolidated VIEs.
Zomato
Zomato is incorporated in India with the purposes of providing food delivery services. On January 21, 2020, we acquired compulsorily convertible cumulative preference shares of Zomato in exchange for Uber’s food delivery operations in India (“Uber Eats India”), and a note receivable for reimbursement of goods and services tax. During the second quarter of 2021, the outstanding note receivable was paid. As of September 30, 2021, we determined Zomato is no longer a VIE as it is sufficiently capitalized as a result of its IPO in India during July 2021. Refer to Note 3 – Investments and Fair Value Measurement for further information.
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
Cornershop: CS-Mexico
As of December 31, 2020, Cornershop Cayman’s (“Cornershop”) business operations in Mexico (“CS-Mexico”) were determined to be a variable interest. We were exposed to CS-Mexico’s economic risks and rewards; however, we were not the primary beneficiary and we did not consolidate CS-Mexico.
In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, Cornershop Global (“CS-Global”), an entity which held all of Cornershop business operations, except for those in Mexico, exercised a call option and acquired 100% of the outstanding equity interest in CS-Mexico. We owned 55% of CS-Mexico through our ownership in CS-Global. The acquisition of CS-Mexico by CS-Global triggered a reconsideration event and we reevaluated if CS-Mexico still met the definition of a VIE. During the first quarter of 2021, we determined that CS-Mexico was no longer a VIE when it was acquired by CS-Global, which has sufficient equity to operate without the need for subordinated financial support. Refer to Note 16 – Business Combinations for further information.
Aurora

In January 2021, we sold our ATG Business to Aurora. After the sale, we hold equity interests in Aurora through our Aurora Investments. As of September 30, 2021, the fair value of our Aurora Investments was $2.3 billion and is included in investments on the condensed consolidated balance sheet. Refer Note 3 – Investments and Fair Value Measurement for additional information regarding the accounting for our Aurora Investments and Note 17 – Divestiture for additional information regarding the sale of our ATG Business.
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
Our equity investment in Moove, through preferred shares, is accounted for as an investment in non-marketable equity securities included in investments on the condensed consolidated balance sheet. The term loan, of $210 million as of September 30, 2021, is accounted for as a loan receivable, carried at amortized cost, and included in other assets on the condensed consolidated balance sheet. Refer to Note 3 – Investments and Fair Value Measurement, Assets Measured at Fair Value on a Non-Recurring Basis, for additional information regarding our non-marketable equity securities.
Moove is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Moove’s economic risks and rewards through our equity investment, the term loan and commercial partnership agreement, which represent variable interests.

Note 15 – Non-Controlling Interests
Freight Holding
As of December 31, 2020, we owned 85% of the issued and outstanding capital stock of our subsidiary Freight Holding, or 79% on a fully-diluted basis if all shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. The minority stockholders of Freight Holding include: (i) holders of Freight Holding’s Series A Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) employees who hold fully vested shares.
In July 2021, we entered into a Freight Series A Preferred Stock Purchase Agreement and sold shares of Freight Holding's Series A Preferred Stock to The Public Investment Fund, which is an investor in Uber, representing 4% ownership interest on a fully diluted basis. As of September 30, 2021, we owned 80% of the issued and outstanding capital stock of Freight Holding, or 75% on a fully-diluted basis if all shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding.
Cornershop
As of December 31, 2020, we owned 55% of the outstanding membership interests in the issued and outstanding capital stock of CS-Global, or 52% on a fully-diluted basis. In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, CS-Global exercised a call option and acquired 100% of the outstanding equity interest in CS-Mexico, which increased the redeemable non-controlling interest. We owned 55% of CS-Mexico through our ownership interest in CS-Global. As of December 31, 2020, Cornershop’s financial results are consolidated in our consolidated financial statements given our majority ownership interest.
In August 2021, we acquired the minority shareholders' interests in CS-Global in an all-stock transaction and CS-Global became a wholly-owned subsidiary of ours. We derecognized the carrying value of redeemable non-controlling interests in CS-Global of $1.3 billion. Refer to Note 16 – Business Combinations for further information.
Divestiture of ATG Business to Aurora
On January 19, 2021, we completed the previously announced sale of our ATG Business to Aurora. As a result, our controlling interest and the non-controlling interests in the ATG Business were settled and ownership of the ATG Business transferred to Aurora. We derecognized the carrying value of non-controlling interests in the ATG Business of $1.1 billion, which included Toyota Motor North America, Inc. and DENSO International America, Inc. non-redeemable non-controlling interests of $701 million and SVF Yellow (USA) Corporation’s (or “Softbank’s”) redeemable non-controlling interests of $356 million. Refer to Note 17 – Divestiture for further information.

Note 16 – Business Combinations
Careem
During the first quarter of 2020, we completed the acquisition of substantially all of the assets of Careem for approximately $3.0 billion. Dubai-based Careem provides primarily ridesharing and to a lesser extent meal delivery, and payments services to millions of users in cities across the Middle East, North Africa, and Pakistan. On September 21, 2021, ownership of Careem’s operations in Morocco were fully transferred to us. As of September 30, 2021, ownership of Careem’s operations in Qatar had not yet been transferred to us; however the results of operations and net assets were fully consolidated as variable interest entity.
As part of the acquisition, we agreed to issue the Careem Notes with an acquisition date fair value of $1.6 billion in different tranches with $880 million of the principal amount of the Careem Notes issued as of January 2, 2020 and settled in cash on April 1, 2020. Each tranche of the Careem Notes is due and payable 90 days once issued. The holders of the Careem Notes may elect to convert the full outstanding principal balance to common stock at a conversion price of $55 per share of Uber Technologies, Inc. at any time prior to maturity. During the three months ended September 30, 2021, none of the holders of the Careem Notes elected to convert their notes. During the nine months ended September 30, 2021, certain holders of the Careem Notes elected to convert their notes and as a result of such elections, $427 million of the principal amount of the Careem Notes matured, of which $195 million were settled in cash and $232 million were settled in equity.
The remaining amount of the Careem Notes is recognized as a commitment to issue unsecured convertible notes at fair value in accrued and other current liabilities of $115 million and in other long-term liabilities $122 million as of September 30, 2021. The discount from the Careem Notes face value to fair value will be accreted through the respective repayment dates as interest expense. The amount of accretion for the three and nine months ended September 30, 2021 was not material.
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
In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, CS-Global exercised the call option through the CS-Mexico Put/Call agreement and acquired 100% of the outstanding equity interest in CS-Mexico, and we owned 55% of CS-Mexico through our ownership in CS-Global. The acquisition of CS-Mexico was accounted for as a business combination. The acquisition date fair value of the consideration transferred for CS-Mexico was immaterial, and consisted of a combination of cash payment and equity payment in Uber common stock and the fair value of the CS-Mexico Put/Call remeasured at the acquisition date. As a result of remeasuring our prior CS-Mexico Put/Call held immediately prior to the business combination, we recognized an immaterial loss during the nine months ended September 30, 2021. The loss was included in other income (expense), net in the condensed consolidated statements of operations.
In August 2021, we completed the acquisition of the remaining 45% ownership interest in Cornershop (or 47%, on a fully-diluted basis) in an all-stock transaction. As consideration for our acquisition of the remaining non-controlling interest, we issued 25 million shares of our common stock, including 4.6 million restricted shares issued to certain Cornershop employees. In addition, we issued 4 million stock options to replace assumed outstanding stock options. These replacement stock options attributable to post-acquisition service are included in our option activity and will be recognized as stock-based compensation expense.
The acquisition was accounted for as an equity transaction, as we previously controlled and consolidated Cornershop. Accordingly, we did not recognize a gain or loss in our condensed consolidated statements of operations during the three months ended September 30, 2021. In connection with this acquisition, the previously recognized non-controlling interest was derecognized. Following this transaction, Cornershop became our wholly-owned subsidiary.
The total purchase price was determined to be $967 million, based on the number of shares issued and Uber’s share price on the closing date. The fair value of the 4.6 million restricted shares issued to certain Cornershop employees was determined to be $202 million. These shares are restricted and contingent on the employees’ continuing employment at the combined company for the next three years. These restricted shares are considered compensation for post-combination services and will be recognized as stock-based compensation expense ratably over the next three years.

Postmates
On December 1, 2020, we completed the acquisition of Postmates, Inc. (“Postmates”), an on-demand delivery platform in the U.S. by acquiring 100% ownership interest in Postmates for a total consideration of approximately $3.9 billion. During the first quarter of 2021, we recorded a measurement period adjustment of $170 million to accrued and other current liabilities with a corresponding increase to goodwill, based on facts and circumstances in existence as of the effective date of the acquisition. Refer to Note 13 – Commitments and Contingencies for further information.
Note 17 – Divestiture
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
We do not consolidate Aurora under either the VIE or the voting interest model. For further information, refer to Note 14 – Variable Interest Entities.
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
After the sale of the ATG Business, Aurora is considered a related party.
The following table presents the gain on sale of the ATG Business (in millions):

Three Months Ended March 31, 2021
Fair value of common shares received	$1,277
Derecognition of ATG Business' non-controlling interests	1,057
Liability recognized for future obligations	(315)
Net consideration received for sale of the ATG Business	2,019
Carrying value of net assets transferred	(375)
Gain on the sale of the ATG Business	$1,644
Note 18 – Subsequent Events
Investment in Freight
On November 4, 2021, we entered into a preferred stock purchase agreement with new investors (“New Freight Investors”). Pursuant to the preferred stock purchase agreement, the New Freight Investors agreed to invest an aggregate of $550 million in Freight Holding, the holding company for our Uber Freight business, in exchange for Series A-1 convertible preferred stock of Freight Holding. The purchase and sale of the convertible preferred stock shall take place concurrently and is contingent upon closing of the previously announced Transplace acquisition. The remainder of the Transplace purchase price will be funded by the net proceeds from the 2029 Senior Notes and cash.
Acquisition of Drizly
On October 12, 2021, we completed the acquisition of The Drizly Group, Inc. (“Drizly”). Drizly operates an on-demand alcohol marketplace in North America. We are currently evaluating purchase price allocation. It is not practicable to disclose the preliminary purchase price allocation for this acquisition given the short period of time between the acquisition date and the issuance of these condensed consolidated financial statements. We issued approximately 18.9 million shares of common stock and paid an immaterial amount in cash as consideration to close this transaction.

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
COVID-19 Response Initiatives
We continue to prioritize the health and safety of our consumers, Drivers and Merchants, our employees and the communities we serve. As one of the world’s largest platforms for work, we continue to believe that we will play an important role in the economic recovery of cities around the globe. We are focused on navigating the challenges presented by COVID-19 through preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. The pandemic has reduced the demand for our Mobility offering globally, while accelerating the growth of our Delivery offerings. We have responded to the COVID-19 pandemic by launching new, or expanding existing, services or features on an expedited basis, particularly those related to delivery of food and other goods.
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
On August 10, 2020, the Court issued a preliminary injunction order prohibiting us from classifying Drivers as independent contractors and from violating various wage and hour laws. Following a stay of the injunction and our unsuccessful appeal of the injunction to a Court of Appeal, we were ordered to comply with the preliminary injunction. In November 2020, California voters approved Proposition 22, a state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Proposition 22 went into effect in December 2020. Although our stipulation to dissolve the California Attorney General’s preliminary injunction was granted in April 2021, that litigation remains pending, and we also may face liability relating to periods before the effective date of Proposition 22.
In January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and in August 2021, the court ruled that Proposition 22 is unconstitutional. On September 21, 2021, the State of California filed an appeal of that decision with the California Court of Appeal, and the Protect App-Based Drivers and Services has also filed an appeal.
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
On February 19, 2021, the Supreme Court of the UK upheld the tribunal ruling. Subsequently, we initiated a historical claims settlement process for UK drivers. Damages may include back pay including holiday pay and minimum wage. Additional claimants have also filed and each claimant will be required to bring their own separate action to an employment tribunal to determine whether they met the “worker” classification and if so, how much each claimant will be awarded.
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
On June 23, 2021, we received a compliance notice from the UK pension regulator to facilitate our auto-enrollment implementation. The pension regulator has confirmed that Uber will be required to pay historic company contributions, but that we are not required to pay the driver component of historic pension contributions unless we fail to comply in which case the amount equivalent to those contributions would be payable as a penalty. We have started enrolling eligible drivers into a pension plan.
Our portal for drivers to register for a settlement of historical holiday pay and national minimum wage liabilities closed on July 22, 2021 and we have extended offers to all drivers eligible for settlement who are not already represented by an attorney and have made payments to the drivers who accepted our offers. We are currently in mediation with the drivers who are represented by one of three law firms who represent large cohorts of drivers. Compensation hearings will take place in 2022 for claimants who have not settled their historic claims, where the tribunal will assess our position on the correct approach to working time.
In September 2021, a Netherlands court ruled that Mobility drivers are employees within the meaning of the taxi collective bargaining agreement.
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
For a discussion of risk factors related to how misclassification challenges may impact our business, result of operations, financial position and operating condition and cash flows, see the risk factor titled “-Our business would be adversely affected if Drivers were classified as employees, workers or quasi-employees” included in Part II, Item 1A, “Risk Factors”, and Note 13 – Commitments and

Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Financial and Operational Highlights

	Three Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	78	109	40%
Trips (2)	1,184	1,641	39%
Gross Bookings (2)	$14,745	$23,113	57%	53%
Revenue	$2,813	$4,845	72%	69%
Net loss attributable to Uber Technologies, Inc. (3)	$(1,089)	$(2,424)	(123)%
Mobility Adjusted EBITDA	$245	$544	122%
Delivery Adjusted EBITDA	$(183)	$(12)	93%
Adjusted EBITDA (1), (2)	$(625)	$8	**
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
(3) Net loss attributable to Uber Technologies, Inc. included stock-based compensation expense of $183 million and $281 million in the third quarter of 2020 and 2021, respectively.
** Percentage not meaningful.
Highlights for the Third Quarter 2021
In the third quarter of 2021, we continued to show signs of the business recovering from the impacts of COVID-19. Our MAPCs were 109 million, adding 8 million, or growing 8%, quarter-over-quarter.
Overall Gross Bookings increased to $23.1 billion in the third quarter of 2021, or 53% on a constant currency basis, compared to the same period in 2020. Delivery Gross Bookings grew 46% year-over-year, on a constant currency basis, outpacing Delivery Trip growth, as we saw a 9% increase in basket sizes globally driven by stay-at-home order demand related to COVID-19. Mobility Gross Bookings grew 63% year-over-year, on a constant currency basis primarily due to increases in Trip volumes as the business recovers from the impacts of COVID-19.
Revenue was $4.8 billion, up 72% year-over-year, with a Take Rate of 21.0%. Additionally, revenue benefited from a $123 million accrual release for the resolution of historical claims in the UK relating to the classification of drivers (“UK Accrual Release”), which also positively impacted Take Rate by 60 basis points.
Net loss attributable to Uber Technologies, Inc. was $2.4 billion, which includes the unfavorable impact of a pre-tax unrealized loss on debt and equity securities, net of $2.0 billion primarily related to a $3.2 billion unrealized loss on our Didi investment, partially offset by a $994 million unrealized gain on our Zomato investment, a $102 million unrealized gain on our Aurora Investments, as well as a $73 million net unrealized gain on our other investments in securities accounted for under the fair value option. Net loss attributable to Uber Technologies, Inc. also includes $281 million of stock-based compensation expense. For additional information on our Didi, Zomato and Aurora investments, see Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Adjusted EBITDA was $8 million, up $517 million quarter-over-quarter and $633 million compared to the same period in 2020. Mobility Adjusted EBITDA profit improved by 122%, year-over-year, to $544 million as Delivery Adjusted EBITDA loss of $12 million improved 93% year-over-year.
We ended the quarter with $6.5 billion in unrestricted cash and cash equivalents.
Other Developments for the Third Quarter 2021
MLU B.V. and Uber Russia/CIS Operations
On August 30, 2021, we entered into an agreement (the “Framework Agreement”) with Yandex N.V. (“Yandex”) to restructure our joint ventures, MLU B.V. and Yandex Self Driving Group B.V. (“SDG”). Pursuant to the Framework Agreement, we completed the sale of our entire equity interest in SDG and 4.5% of our equity interest in MLU B.V. to Yandex during the third quarter of 2021. For additional information, see Note 4 – Equity Method Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Legacy Auto Insurance Transfer
On September 27, 2021, Aleka Insurance, Inc., our wholly-owned captive insurance subsidiary, entered into a Loss Portfolio Transfer Reinsurance Agreement (the “LPTA”) with James River, effective July 1, 2021. Pursuant to the LPTA, our captive insurance subsidiary reinsured certain automobile liability insurance risks relating to activity on our platform between 2013 and 2019 in exchange for payment by James River to our captive insurance subsidiary of a premium. For additional information, see Note 1 – Description of Business and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Acquisition of Remaining Interests in Cornershop
In August 2021, we completed the acquisition of the remaining 45% ownership interest in Cornershop Cayman (“Cornershop”), or 47%, on a fully-diluted basis, in an all-stock transaction. For additional information, see Note 16 – Business Combinations in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
•Gain on business divestitures, net.
•Unrealized loss on debt and equity securities, net, which consists primarily of gains (losses) from fair value adjustments relating to our non-marketable securities.
•Allowance reversal (impairment) of debt and equity securities.
Provision for (Benefit from) Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, changes in the valuation allowance on our U.S. and Netherlands' deferred tax assets, and changes in tax laws.
Equity Method Investments
Equity method investments primarily includes the results of our share of income or loss from our Yandex.Taxi joint venture.

Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021

Revenue	$2,813	$4,845	$7,974	$11,677
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,298	2,438	3,713	6,247
Operations and support	365	475	1,450	1,330
Sales and marketing	924	1,168	2,545	3,527
Research and development	493	493	1,722	1,496
General and administrative	711	625	2,135	1,705
Depreciation and amortization	138	218	395	656
Total costs and expenses	3,929	5,417	11,960	14,961
Loss from operations	(1,116)	(572)	(3,986)	(3,284)
Interest expense	(112)	(123)	(340)	(353)
Other income (expense), net	151	(1,832)	(1,688)	1,821
Loss before income taxes and loss from equity method investments	(1,077)	(2,527)	(6,014)	(1,816)
Provision for (benefit from) income taxes	23	(101)	(215)	(395)
Loss from equity method investments	(8)	(13)	(27)	(28)
Net loss including non-controlling interests	(1,108)	(2,439)	(5,826)	(1,449)
Less: net loss attributable to non-controlling interests, net of tax	(19)	(15)	(27)	(61)
Net loss attributable to Uber Technologies, Inc.	$(1,089)	$(2,424)	$(5,799)	$(1,388)

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021

Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	46%	50%	47%	53%
Operations and support	13%	10%	18%	11%
Sales and marketing	33%	24%	32%	30%
Research and development	18%	10%	22%	13%
General and administrative	25%	13%	27%	15%
Depreciation and amortization	5%	4%	5%	6%
Total costs and expenses	140%	112%	150%	128%
Loss from operations	(40)%	(12)%	(50)%	(28)%
Interest expense	(4)%	(3)%	(4)%	(3)%
Other income (expense), net	5%	(38)%	(21)%	16%
Loss before income taxes and loss from equity method investments	(38)%	(52)%	(75)%	(16)%
Provision for (benefit from) income taxes	1%	(2)%	(3)%	(3)%
Loss from equity method investments	—%	—%	—%	—%
Net loss including non-controlling interests	(39)%	(50)%	(73)%	(12)%
Less: net loss attributable to non-controlling interests, net of tax	(1)%	—%	—%	(1)%
Net loss attributable to Uber Technologies, Inc.	(39)%	(50)%	(73)%	(12)%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and nine months ended September 30, 2021 compared to same periods in 2020.
Comparison of the Three and Nine Months Ended September 30, 2020 and 2021
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Revenue	$2,813	$4,845	72%	$7,974	$11,677	46%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Revenue increased 2.0 billion, or 72%, primarily attributable to an increase in Gross Bookings of 53%, on a constant currency basis. The increase in Gross Bookings was primarily driven by an increase in Delivery Gross Bookings growth of 46%, on a constant currency basis, due to an increase in food delivery orders and higher basket sizes as a result of stay-at-home order demand related to COVID-19, as well as continued expansion across U.S. and international markets. The increase in Gross Bookings was also attributed to an increase in Mobility Gross Bookings of 63%, on a constant currency basis, due to increases in Trip volumes as the business recovers from the impacts of COVID-19. Additionally, revenue benefited from a $123 million UK Accrual Release.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Revenue increased $3.7 billion, or 46%, primarily attributable to an increase in Gross Bookings of 54%, on a constant currency basis. The increase in Gross Bookings was primarily driven by an increase in Delivery Gross Bookings growth of 82%, on a constant currency basis, due to an increase in food delivery orders and higher basket sizes as a result of stay-at-home order demand related to COVID-19, as well as continued expansion across U.S. and international markets. The increase was partially offset by a $477 million unfavorable impact to Mobility revenue related to an accrual for the resolution of historical claims in the UK relating to the classification of drivers.

Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,298	$2,438	88%	$3,713	$6,247	68%
Percentage of revenue	46%	50%		47%	53%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Cost of revenue, exclusive of depreciation and amortization, increased $1.1 billion, or 88%, mainly due to a $554 million increase in Courier payments and incentives primarily driven by markets where business model changes classify certain payments and incentives as cost of revenue. Additionally, cost of revenue, exclusive of depreciation and amortization, increased due to a $382 million increase in Mobility driven by volume increases primarily resulting in higher insurance costs, and a $74 million increase in Freight carrier payments.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Cost of revenue, exclusive of depreciation and amortization, increased $2.5 billion, or 68%, mainly due to a $1.4 billion increase in Courier payments and incentives primarily driven by markets where business model changes classify certain payments and incentives as cost of revenue. Additionally, cost of revenue, exclusive of depreciation and amortization, increased due to a $434 million increase in insurance expense primarily due to an increase in miles in our Delivery business, and a $276 million increase in Freight carrier payments.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Operations and support	$365	$475	30%	$1,450	$1,330	(8)%
Percentage of revenue	13%	10%		18%	11%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Operations and support expenses increased $110 million, or 30%, primarily attributable to a $33 million increase in Driver background check costs, a $29 million increase in external contractor expenses, a $26 million increase in stock-based compensation expense, and a $22 million increase in employee headcount costs.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Operations and support expenses decreased $120 million, or 8%, primarily attributable to a $157 million decrease in employee headcount costs from cost reduction actions in 2020, partially offset by a $55 million increase in stock-based compensation expense.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Sales and marketing	$924	$1,168	26%	$2,545	$3,527	39%
Percentage of revenue	33%	24%		32%	30%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Sales and marketing expenses increased $244 million, or 26%, primarily attributable to a $141 million increase in consumer advertising expenses as well as an increase in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $62 million to $603 million compared to $541 million in the same period in 2020.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Sales and marketing expenses increased $982 million, or 39%, primarily attributable to a $565 million increase in consumer advertising expenses as well as an increase in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $341 million to $1.8 billion compared to $1.5 billion in the same period in 2020.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Research and development	$493	$493	—%	$1,722	$1,496	(13)%
Percentage of revenue	18%	10%		22%	13%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Research and development expenses remained flat.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Research and development expenses decreased $226 million, or 13%, primarily attributable to a $247 million decrease in employee headcount costs, partially offset by a $93 million increase in stock-based compensation expense. The decrease was primarily due to the sale of our ATG Business in the first quarter of 2021.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

General and administrative	$711	$625	(12)%	$2,135	$1,705	(20)%
Percentage of revenue	25%	13%		27%	15%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
General and administrative expenses decreased $86 million, or 12%, primarily attributable to a $90 million decrease in employee headcount costs, partially offset by a $15 million increase in stock-based compensation expense.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
General and administrative expenses decreased $430 million, or 20%, primarily attributable to a $252 million decrease in impairment charges related to our New Mobility reporting unit recorded during the first quarter of 2020 primarily related to COVID-19 impacts on certain markets and a $213 million decrease in employee headcount costs, partially offset by a $70 million increase in stock-based compensation expense.
Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Depreciation and amortization	$138	$218	58%	$395	$656	66%
Percentage of revenue	5%	4%		5%	6%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Depreciation and amortization expenses increased $80 million, or 58%, primarily attributable to additional amortization expenses related to Postmates and Cornershop intangible assets, as well as an increase in depreciation of building and site improvement assets related to us taking possession of our new Mission Bay corporate headquarters in the fourth quarter of 2020, partially offset by a decrease in amortization of Careem intangible assets that fully amortized in 2020.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Depreciation and amortization expenses increased $261 million, or 66%, primarily attributable to additional amortization expenses related to Postmates and Cornershop intangible assets, as well as an increase in depreciation of building and site improvement assets related to us taking possession of our new Mission Bay corporate headquarters in the fourth quarter of 2020, combined with increased amortization of capital lease servers and internally developed software costs, partially offset by a decrease in amortization of Careem intangible assets that fully amortized in 2020.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Interest expense	$(112)	$(123)	10%	$(340)	$(353)	4%
Percentage of revenue	(4)%	(3)%		(4)%	(3)%
Three and Nine Months Ended September 30, 2021 Compared with the Same Periods in 2020
Interest expense increased by an immaterial amount.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Interest income	$7	$10	43%	$51	$28	(45)%
Foreign currency exchange gains (losses), net	(47)	(13)	72%	(104)	(38)	63%
Gain on business divestitures, net	—	—	**	127	1,684	**
Unrealized loss on debt and equity securities, net	(7)	(2,031)	**	(123)	(56)	54%
Allowance reversal (impairment) of debt and equity securities	160	—	**	(1,690)	—	**
Other, net	38	202	**	51	203	298%
Other income (expense), net	$151	$(1,832)	**	$(1,688)	$1,821	**
Percentage of revenue	5%	(38)%		(21)%	16%
** Percentage not meaningful.
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Unrealized loss on debt and equity securities, net decreased by $2.0 billion primarily due to a $3.2 billion unrealized loss on our Didi investment, partially offset by a $994 million unrealized gain on our Zomato investment, a $102 million unrealized gain on our Aurora Investments and a $73 million net unrealized gain on our other investments in securities accounted for under the fair value option. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Gain on business divestitures, net increased by $1.6 billion primarily due to a $1.6 billion gain on the sale of our ATG Business to Aurora recognized in the first quarter of 2021. For additional information, refer to Note 17 – Divestiture in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Unrealized loss on debt and equity securities, net increased by $67 million primarily due to a $1.7 billion unrealized loss on our Didi investment, partially offset by a $994 million unrealized gain on our Zomato investment, a $573 million unrealized gain on our Aurora Investments and a $56 million net unrealized gain on our other investments in securities accounted for under the fair value option. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Allowance reversal (impairment) of debt and equity securities decreased by $1.7 billion due to the nonoccurence of an impairment charge of $1.7 billion, primarily related to our investment in Didi, and a $173 million allowance for credit loss recorded on our investment in Grab during the first quarter of 2020.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Provision for (benefit from) income taxes	$23	$(101)	**	$(215)	$(395)	84%
Effective tax rate	(2)%	4%		4%	22%
** Percentage not meaningful.

Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Income tax benefit increased by $124 million, primarily driven by the deferred U.S. tax impact related to our investments in Didi and Zomato, and to a lesser extent, by the benefit of U.S. losses and current tax on our foreign earnings.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Income tax benefit increased by $180 million, primarily driven by the deferred China and U.S. tax impact related to our investment in Didi, the deferred U.S. tax impact related to our investments in Aurora and Zomato, and to a lesser extent, the benefit from our U.S. losses and current tax on our foreign earnings.
Loss from Equity Method Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Loss from equity method investments	$(8)	$(13)	(63)%	$(27)	$(28)	(4)%
Percentage of revenue	—%	—%		—%	—%
Three and Nine Months Ended September 30, 2021 Compared with the Same Periods in 2020
Loss from equity method investments increased by an immaterial amount due to an increase in our portion of the net loss from our Yandex.Taxi joint venture and amortization expense on intangible assets resulting from the basis difference in this investment.

Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 12 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Mobility	$1,364	$2,205	62%	$4,618	$4,676	1%
Delivery	1,136	2,238	97%	2,548	5,942	133%
Freight	288	402	40%	698	1,051	51%
All Other (1)	25	—	**	110	8	(93)%
Total Revenue	$2,813	$4,845	72%	$7,974	$11,677	46%
(1) Includes historical results of ATG and Other Technology Programs and New Mobility. Refer to Note 12 – Segment Information and Geographic Information and Note 17 – Divestiture for further information.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Mobility	$245	$544	122%	$876	$1,021	17%
Delivery	(183)	(12)	93%	(728)	(373)	49%
Freight	(73)	(35)	52%	(186)	(105)	44%
All Other (1)	(104)	—	**	(389)	(11)	97%
Corporate G&A and Platform R&D (2), (3)	(510)	(489)	4%	(1,647)	(1,392)	15%
Adjusted EBITDA (4)	$(625)	$8	**	$(2,074)	$(860)	59%
(1) Includes historical results of ATG and Other Technology Programs and New Mobility. Refer to Note 12 – Segment Information and Geographic Information and Note 17 – Divestiture for further information regarding the sale of our ATG Business.
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
** Percentage not meaningful.
Mobility Segment
For the three months ended September 30, 2021 compared to the same period in 2020, Mobility revenue increased $841 million, or 62%, and Mobility adjusted EBITDA profit increased $299 million, or 122%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings due to increases in Trip volumes as the business recovers from the impacts of COVID-19. Mobility Take Rate was 22.3%, down from 23.1% compared to the same period in 2020, primarily due to an increase in Mobility Driver incentives, as Mobility Driver additions have been outpaced by higher demand recovery in the U.S. and other markets. Mobility revenue also included a $123 million benefit related to the UK Accrual Release. The UK Accrual Release also positively impacted Mobility Take Rate by 120 basis points.
Mobility adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue, partially offset by a $208 million increase in insurance expense as a result of an increase in miles driven and a $72 million increase in credit card processing costs.
For the nine months ended September 30, 2021 compared to the same period in 2020, Mobility revenue increased $58 million, or 1%, and Mobility adjusted EBITDA profit increased $145 million, or 17%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings due to improvements in Trip volumes as the business recovers from the impacts of COVID-19. Mobility Take Rate was 18.5%, down from 23.3% compared to the same period in 2020. Mobility revenue also included a $477 million unfavorable impact related to an accrual for the resolution of historical claims in the UK relating to the classification of drivers which also negatively impacted Mobility Take Rate by 190 basis points.
Mobility adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue partially offset by variable costs attributable to the overall growth of the business.
Delivery Segment
For the three months ended September 30, 2021 compared to the same period in 2020, Delivery revenue increased $1.1 billion, or 97%, and Delivery adjusted EBITDA loss decreased $171 million, or 93%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 46%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes as a result of stay-at-home demand related to COVID-19, combined with continued expansion across U.S. and international markets. Take Rate improved to 17.4% from 13.3% compared to the same period in 2020 driven by a decrease in incentive spend combined with an overall improvement in basket sizes. Additionally, we saw an increase in Delivery revenue as well as a 320 basis point improvement in Delivery Take Rate resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Couriers for services provided.
Delivery adjusted EBITDA loss decreased primarily attributable to an increase in Delivery revenue, partially offset by a $676 million increase in cost of revenue as well as a $151 million increase in consumer promotions, brand marketing, and employee headcount costs.
For the nine months ended September 30, 2021 compared to the same period in 2020, Delivery revenue increased $3.4 billion, or 133%, and Delivery adjusted EBITDA loss decreased $355 million, or 49%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 82%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes as a result of stay-at-home demand related to COVID-19, combined with continued expansion across U.S. and international markets. Take Rate improved to 15.6% from 12.6% compared to the same period in 2020 driven by a decrease in incentive spend combined with an overall improvement in basket sizes. Additionally, we saw an increase in Delivery revenue and Take Rate resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Couriers for services provided.
Delivery adjusted EBITDA loss decreased primarily attributable to an increase in Delivery revenue, partially offset by a $1.9 billion increase in cost of revenue as well as a $643 million increase in consumer promotions, brand marketing, and employee headcount costs.
Freight Segment
For the three months ended September 30, 2021 compared to the same period in 2020, Freight revenue increased $114 million, or 40%, and Freight adjusted EBITDA loss decreased $38 million, or 52%.
Freight revenue increased primarily attributable to growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA loss decreased attributable to a $35 million improvement in gross profit and, to a lesser extent, a decrease in employee headcount costs.
For the nine months ended September 30, 2021 compared to the same period in 2020, Freight revenue increased $353 million, or 51%, and Freight adjusted EBITDA loss decreased $81 million, or 44%.
Freight revenue increased primarily attributable to growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA loss decreased attributable to a $60 million improvement in gross profit and, to a lesser extent, a decrease in employee headcount costs.

Certain Key Metrics and Non-GAAP Financial Measures
Adjusted EBITDA and revenue growth rates in constant currency are non-GAAP financial measures. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “Reconciliations of Non-GAAP Financial Measures.”
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

	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021

Mobility	$13,512	$10,874	$3,046	$5,905	$6,789	$6,773	$8,640	$9,883
Delivery	4,374	4,683	6,961	8,550	10,050	12,461	12,912	12,828
Freight	219	198	212	290	313	302	348	402
All Other (1)	26	21	5	—	—	—	—	—
(1) Includes historical results of ATG and Other Technology Programs and New Mobility. Refer to Note 12 – Segment Information and Geographic Information and Note 17 – Divestiture for further information regarding the sale of our ATG Business.
Take Rate is an operating metric and defined as revenue as a percentage of Gross Bookings.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net loss attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Adjusted EBITDA	$(625)	$8	**	$(2,074)	$(860)	59%
** Percentage not meaningful.
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Adjusted EBITDA improved $633 million primarily attributable to a $299 million increase in Mobility Adjusted EBITDA profit, a $171 million improvement in Delivery Adjusted EBITDA loss, and the favorable impact of $104 million in our other business offerings driven by the sale of our ATG Business in January 2021.
Reconciliations of Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business and assess our performance. In addition to revenue, net income (loss), loss from operations, and other results under GAAP, we use Adjusted EBITDA and revenue growth rates in constant currency, which are described below, to evaluate our business. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results.
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

 The following table presents a reconciliation of net loss attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2021	2020	2021

Adjusted EBITDA reconciliation:
Net loss attributable to Uber Technologies, Inc.	$(1,089)	$(2,424)	$(5,799)	$(1,388)
Add (deduct):
Net loss attributable to non-controlling interests, net of tax	(19)	(15)	(27)	(61)
Provision for (benefit from) income taxes	23	(101)	(215)	(395)
Loss from equity method investments	8	13	27	28
Interest expense	112	123	340	353
Other (income) expense, net	(151)	1,832	1,688	(1,821)
Depreciation and amortization	138	218	395	656
Stock-based compensation expense	183	281	591	834
Legal, tax, and regulatory reserve changes and settlements	—	(98)	57	593
Goodwill and asset impairments/loss on sale of assets	76	—	285	57
Acquisition, financing and divestitures related expenses	14	23	43	85
Accelerated lease costs related to cease-use of ROU assets	80	—	80	2
COVID-19 response initiatives	18	10	90	51
Gain on lease arrangement, net	(12)	—	(5)	—
Restructuring and related charges, net	(6)	—	376	—
Legacy auto insurance transfer (1)	—	103	—	103
Mass arbitration fees for supporting Black-owned restaurants	—	43	—	43
Adjusted EBITDA	$(625)	$8	$(2,074)	$(860)
(1) For further information, refer to Note 1 – Description of Business and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Liquidity and Capital Resources

	Nine Months Ended September 30,
(In millions)	2020	2021

Net cash used in operating activities	$(1,940)	$(338)
Net cash provided by (used in) investing activities	(2,677)	1,067
Net cash provided by financing activities	483	1,366
Operating Activities
Net cash used in operating activities was $338 million for the nine months ended September 30, 2021, primarily consisting of $1.4 billion of net loss, adjusted for certain non-cash items, which primarily included $1.7 billion gain on business divestitures, $656 million depreciation and amortization, and $834 million of stock-based compensation expense as well as a $444 million decrease in cash consumed by working capital primarily driven by an increase in our accrued expenses and other current liabilities. Net cash used in operating activities also reflect a $1.0 billion cash inflow related to a legacy auto insurance transfer. For additional information on the legacy auto insurance transfer, see Note 1 – Description of Business and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net cash used in operating activities was $1.9 billion for the nine months ended September 30, 2020, primarily consisting of $5.8 billion of net loss, adjusted for certain non-cash items, which primarily included $1.7 billion in impairment of debt and equity securities, $395 million depreciation and amortization, and $591 million of stock-based compensation expense as well as a $736 million decrease in cash consumed by working capital primarily driven by a decrease in our accounts receivable.
Investing Activities
Net cash provided by investing activities was $1.1 billion for the nine months ended September 30, 2021, primarily consisting of proceeds from maturities and sales of marketable securities of $2.3 billion, proceeds from sale of equity method investment and related call option of $800 million, and $500 million in proceeds from the sale of non-marketable equity securities, offset by $1.1 billion in purchases of marketable securities, $857 million in purchases of non-marketable equity securities, $242 million in purchase of notes receivable, and $218 million in purchases of property and equipment.
Net cash used in investing activities was $2.7 billion for the nine months ended September 30, 2020, primarily consisting of $1.5 billion in acquisition of business, net of cash acquired, $1.5 billion in purchases of marketable securities and $493 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $801 million.
Financing Activities
Net cash provided by financing activities was $1.4 billion for the nine months ended September 30, 2021, primarily consisting of $1.5 billion of issuance of senior notes, net of issuance costs, partially offset by $195 million of principal repayment on Careem Notes and $166 million of principal payments on finance leases.
Net cash provided by financing activities was $483 million for the nine months ended September 30, 2020, primarily consisting of $1.5 billion of issuance of senior notes, net of issuance costs, partially offset by $891 million of principal repayment on Careem Notes.
Other Information
As of September 30, 2021, $2.0 billion of our $6.5 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of September 30, 2021, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity during the COVID-19 pandemic. As the circumstances around the COVID-19 pandemic remain uncertain, we continue to actively monitor the pandemic's impact to us worldwide including our financial position, liquidity, results of operations and cash flows.

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
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
Contractual Obligations
As of January 2, 2020, we committed to issue convertible notes in connection with the acquisition of Careem which remains in effect as of September 30, 2021. Refer to Note 16 – Business Combinations in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
As of September 30, 2021, there have been no other material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our 2025 Refinanced Term Loan and 2027 Refinanced Term Loan Facilities. The 2025 and 2027 Refinanced Term Loan Facilities represent floating rate notes and are carried at amortized cost. Therefore, fluctuations in interest rates will impact our condensed consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $329 million as of September 30, 2021.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $7.4 billion and $9.8 billion as of December 31, 2020 and September 30, 2021, respectively. We did not have any marketable debt securities classified as short-term investments as of September 30, 2021. Our cash and cash equivalents consist of money market funds and cash deposits. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risk related to the carrying amounts of investments in other companies, including our minority-owned, privately-held affiliates and recently public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held affiliates and recently public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of September 30, 2021, the carrying value of our investments was $13.2 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 13 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 13 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended September 30, 2021 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 13 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
•Google v. Levandowski & Ron; Google v. Levandowski

Legal Proceedings That Are Not Described in Note 13 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 13 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended September 30, 2021 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
•We are subject to climate change risks, including physical and transitional risks, and if we are unable to manage such risks, our business may be adversely impacted.
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
Furthermore, as a result of the COVID-19 pandemic, we asked that all employees who are able to do so work remotely, and while we have since re-opened certain offices and announced a hybrid return-to-office plan for employees effective in January 2022, plans to return to the office may be negatively impacted by ongoing spread of the COVID-19 virus, including recent positive tests for COVID-19 among some personnel who voluntarily returned to the office; these and any future instances of positive COVID-19 tests of personnel working in our offices, as well as continued widespread remote work arrangements could have a negative impact on our operations, the execution of our business plans, and productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, cybersecurity and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
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
The COVID-19 pandemic has adversely affected our near-term financial results and may adversely impact our long-term financial results, which has required and may continue to require significant actions in response, including but not limited to, additional reductions in workforce and certain changes to pricing models of our offerings, all in an effort to mitigate such impacts. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict with precision the pandemic’s cumulative and ultimate impact on our future business operations, liquidity, financial condition, and results of operations. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak and any future “waves” or resurgences of the outbreak or variants of the virus, both globally and within the United States, the administration, adoption and efficacy of vaccines in the United States and internationally, the impact on capital and financial markets, the impact on global supply chains, foreign currencies exchange, governmental or regulatory orders that impact our business and whether the impacts may result in permanent changes to our end-users’ behaviors, all of which are highly uncertain and cannot be predicted. Moreover, even after shelter at home orders and travel advisories are lifted, demand for our Mobility offering may remain weak for a significant length of time and we cannot predict when and if our Mobility offering will return to pre-COVID-19 demand levels.
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
In addition, more than 150,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements, pursuant to which we have paid approximately $347 million as of September 30, 2021. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
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
In November 2020, California voters approved Proposition 22, a California state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Proposition 22 went into effect in December 2020 and we expect that Drivers will be able to maintain their status as independent contractors under California law and that we and our competitors will be required to comply with the provisions of Proposition 22. Although our stipulation to dissolve the California Attorney General’s preliminary injunction was granted in April 2021, that litigation remains pending, and we also may face liability relating to periods before the effective date of Proposition 22. In addition, in January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and in August 2021, the Alameda County Superior Court ruled that Proposition 22 is unconstitutional. On September 21, 2021, the State of California filed an appeal of that decision with the California Court of Appeal, and the Protect App-Based Drivers and Services has also filed an appeal. It is possible that other legal challenges to Proposition 22 could be filed.
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
Another example of a recent judicial decision relating to Driver classification is the Aslam, Farrar, Hoy and Mithu v. Uber B.V., et al. ruling by the Employment Appeal Tribunal in the United Kingdom, subsequently upheld by the UK Supreme Court, that found that those Drivers were workers (rather than self-employed). Subsequent to the UK Supreme Court’s ruling, we announced that we will treat all UK drivers as “workers” under UK labor law, going forward. Pursuant to this change, drivers that use our platform will earn at least the National Living Wage for time spent actively working, be paid holiday pay, and eligible drivers will be enrolled into a pension plan. Other examples of judicial decisions include a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship, a decision by the French Supreme Court that reclassified an UberX Driver as an employee (which has been followed by inconsistent appellate decisions regarding employee status), decisions by several Swiss governmental bodies ruling that Drivers should be classified as employees for Swiss social security or regulatory purposes, a recent Spanish regulation of food delivery platforms that presumes employment status and a ruling in September 2021 by a Netherlands court that Mobility Drivers are employees within the meaning of the taxi collective bargaining agreement.
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
We are contractually restricted from competing with our minority-owned affiliates with respect to certain aspects of our business, including in China through August 2023, Russia/CIS through February 2025, Southeast Asia through the later of March 2023 or one year after we dispose of all interests in Grab, India with respect to meal delivery through January 2023, the United States, Canada, Australia, New Zealand and certain parts of Europe with respect to e-bikes and e-scooters through May 2023, the European Economic Area (the “EEA”) with respect to digital freight forwarding through April 2023, the United States with respect to electric vertical take-off and landing aircraft through January 2023, South Korea with respect to ride hailing until one year after we dispose of all of our interests in our joint venture with an affiliate of SK Telecom Co., Ltd., while none of our minority-owned affiliates are restricted from competing with us anywhere in the world. Didi currently competes with us in certain countries in Latin America and in Australia. In addition, our Yandex.Taxi joint venture currently competes with us in certain countries in Europe and Africa. As Didi and our other minority-owned affiliates continue to expand their businesses, they may in the future compete with us in additional geographic markets. In addition, we are contractually restricted from competing with some of our majority-owned affiliates with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage.
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
We have incurred significant losses since inception. We incurred operating losses of $8.6 billion and $4.9 billion in the years ended December 31, 2019 and 2020, and as of September 30, 2021, we had an accumulated deficit of $24.5 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We anticipate that we will continue to incur losses in the near term as a result of expected substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem and Postmates, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
In addition, changes in Driver qualification and background-check requirements may increase our costs and reduce our ability to onboard additional Drivers to our platform. Our Driver qualification and background check process varies by jurisdiction, and there have been allegations, including from regulators, legislators, prosecutors, taxicab owners, and consumers, that our background check process is insufficient or inadequate. With respect to Drivers who are only eligible to make deliveries through Delivery, our qualification and background check standards are generally less extensive than the standards for Drivers who are eligible to provide rides through our Mobility products. Legislators and regulators may pass laws or adopt regulations in the future requiring Drivers to undergo a materially different type of qualification, screening, or background check process, or that limit our ability to access information used in the background check process in an efficient manner, which could be costly and time-

consuming. Required changes in the qualification, screening, and background check process (including any changes to such processes of Careem or Postmates) could also reduce the number of Drivers in those markets or extend the time required to recruit new Drivers to our platform, which would adversely impact our business and growth. Furthermore, we rely on a single background-check provider in certain jurisdictions, and we may not be able to arrange for adequate background checks from a different provider on commercially reasonable terms or at all. The failure of this provider to provide background checks on a timely basis would result in our inability to onboard new Drivers or retain existing Drivers undergoing periodic background checks that are required to continue using our platform.
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
We have previously received a high degree of negative media coverage around the world, which has adversely affected our brand and reputation and fueled distrust of our company. Previous negative publicity, particularly as a result of cultural issues in 2017, has adversely affected our brand and reputation, which makes it difficult for us to attract and retain platform users, reduces confidence in and use of our products and offerings, invites continued legislative and regulatory scrutiny, and results in additional litigation and governmental investigations. Concurrently with and after these events, our competitors raised additional capital, increased their investments in certain markets, and improved their category positions and market shares, and may continue to do so.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 24,700 global employees as of September 30, 2021, of whom approximately 15,600 were located outside the United States. We expect the total number of our employees located outside the United States to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated system disruptions, slow response times, or poor experiences for Drivers, consumers, merchants, shippers, and carriers. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we will be required to commit substantial financial, operational, and technical resources. In particular, we will need to improve our transaction processing and reporting, operational, and financial systems, procedures, and controls. For example, due to our significant growth, especially with respect to our high-growth emerging offerings like Delivery and Freight, we face challenges in timely and appropriately designing controls in response to evolving risks of material misstatement. These improvements are and will be particularly challenging when we acquire new businesses with different systems. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, or if our operational technology is insufficient to reliably service Drivers, consumers, merchants, shippers, or carriers, platform user satisfaction will be adversely affected and may cause platform users to switch to our competitors’ platforms, which would adversely affect our business, financial condition, and operating results.
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
We have made substantial investments to develop new offerings and technologies, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and offerings. For example, through our majority investment in Cornershop, a provider of online grocery delivery in Mexico and Chile, we expanded our Delivery offering to grocery delivery, and in August 2021, we acquired the remaining minority stake in Cornershop, such that Cornershop is a wholly-owned subsidiary. Additionally, in October 2021, we acquired The Drizly Group, Inc., which operates an on-demand alcohol marketplace in North America, in order to further expand our Delivery offering to alcohol. We also plan to invest significant resources to develop and expand new offerings and technologies in the markets in which Careem and Postmates operate. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because such offerings and technologies are new, they will likely involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges, and other risks, some of which we do not currently anticipate.
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
As of September 30, 2021, we operated in approximately 72 countries, and markets outside the United States accounted for approximately 78% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors. For example, in January 2020, we completed our acquisition of Careem in jurisdictions where we have received regulatory approval. Further, in July 2020, we completed our majority investment in Cornershop and in August 2021 we acquired the remaining minority stake in Cornershop. Such investments may not be successful and may negatively affect our operating results.
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
Our ownership in these entities involves significant risks that are outside our control. We are not represented on the management team or board of directors of Didi or Zomato, and therefore we do not participate in the day-to-day management of Didi or Zomato or the actions taken by the board of directors of Didi and Zomato. We are not represented on the management teams of Grab, our Yandex.Taxi joint venture, Lime or Aurora, and therefore do not participate in the day-to-day management of Grab, our Yandex.Taxi joint venture, Lime or Aurora. Although we are represented on each of the boards of directors of Grab, our Yandex.Taxi joint venture, Lime and Aurora, we do not have a controlling influence on those boards, other than with respect to certain approval rights over material corporate actions. As a result, the boards of directors or management teams of these companies may make decisions or take actions with which we disagree or that may be harmful to the value of our ownership in these companies. Additionally, these companies have expanded their offerings, and we expect them to continue to expand their offerings in the future, to compete with us in various markets throughout the world. While this could enhance the value of our ownership interest in these companies, our business, financial condition, operating results, and prospects would be adversely affected by such expansion into markets in which we operate.
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
In addition, in August 2018, New York City approved regulations for the local for-hire market (which includes our ridesharing products), including a cap on the number of new vehicle licenses issued to drivers who offer for-hire services. In December 2018, New York City implemented a per-mile and per-minute minimum trip payment formula, designed to establish a minimum pay standard, for drivers providing for-hire services in New York City, such as those provided by Drivers on our platform. These minimum rates took effect in February 2019. Since implementation, these regulations have had an adverse impact on our financial performance in New York City and may continue to do so in the future. In August 2019, New York City issued a regulation to limit how much time drivers providing ride-hailing services can spend cruising streets in busy areas of Manhattan without passengers. In December 2019, a New York state judge struck down this regulation in a ruling, which New York City appealed and subsequently withdrew its appeal. Additionally, in November 2019, a ballot measure to impose a surcharge on ridesharing trips in San Francisco was approved by voters in San Francisco. This surcharge took effect on January 1, 2020. In addition, other jurisdictions such as Seattle have passed, or may consider or pass regulations that would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Further, we expect that we will continue to face challenges in penetrating lower-density suburban and rural areas, where our network is smaller and less liquid, the cost of personal vehicle ownership is lower, and personal vehicle ownership is more convenient. If we are not successful in penetrating suburban and rural areas, or if we are unable to operate in certain key metropolitan areas in the future, our ability to serve what we consider to be our total addressable market would be limited, and our business, financial condition, and operating results would suffer.
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
We have invested, and we may continue to invest, substantial amounts in companies with whom we partner to offer autonomous vehicle technologies on our platform. In January 2021, we completed the ATG Transactions, which resulted in the merger of our ATG business with Aurora, and included a $400 million investment in the combined company and a commercial agreement pursuant to which we and Aurora will collaborate with respect to the launch and commercialization of self-driving vehicles on our ridesharing network. We believe that autonomous vehicle technologies may have the ability to meaningfully impact the industries in which we compete and that autonomous vehicles present substantial opportunities. Several companies other than Aurora, including Waymo, Cruise Automation, Tesla, Apple, Zoox (which Amazon has acquired), Aptiv, and Nuro, are developing autonomous vehicle technologies, either alone or through collaborations with car manufacturers, and we expect that they will use such technology to further compete with us in the mobility, delivery, or logistics industries. Waymo has already introduced a commercialized ridehailing fleet of autonomous vehicles, and it is possible that our competitors could introduce autonomous vehicle offerings earlier than we will be able to offer autonomous vehicles on our platform through our commercial agreement with Aurora or other partners. In the event that our competitors bring autonomous vehicles to market before we are able to offer autonomous vehicles on our platform, or their technology is or is perceived to be superior to the technology of parties with which we partner to offer autonomous vehicles on our platform, they may be able to leverage such technology to compete more effectively with us, which would adversely impact our financial performance and our prospects. For example, use of autonomous vehicles could substantially reduce the cost of providing ridesharing, delivery, or logistics services, which could allow competitors to offer such services at a substantially lower price as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our financial performance and prospects would be adversely impacted.
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
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. Challenges related to our historical culture and workplace practices and negative publicity we experience have in the past led to significant attrition and made it more difficult to attract high-quality employees. After over a year of our employees working from home in light of the COVID-19 pandemic, we recently announced our “return to office” plan, which includes shifting to a hybrid model where employees have flexibility to work from home, commencing in the first quarter of 2022. A hybrid model may create challenges, including challenges maintaining our corporate culture, increasing attrition or limiting our ability to attract employees if individuals prefer to continue working full time at home or in the office, or if there are instances of COVID-19 at the office. Future challenges related to our culture and workplace practices or additional negative publicity could lead to further attrition and difficulty attracting high-quality employees.
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
In addition, our failure to put in place adequate succession plans for senior and key management roles or the failure of key employees to successfully transition into new roles, for example, as a result of reductions in workforce, organizational changes and attrition, could have an adverse effect on our business and operating results. The unexpected or abrupt departure of one or more of our key personnel and the failure to effectively transfer knowledge and effect smooth key personnel transitions has had and may in the future have an adverse effect on our business resulting from the loss of such person’s skills, knowledge of our business, and years of industry experience. If we cannot effectively manage leadership transitions and management changes in the future, our reputation and future business prospects could be adversely affected.
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
Our platform is a complex system composed of many interoperating components and incorporates software that is highly complex. Our business is dependent upon our ability to prevent system interruption on our platform. Our software, including open source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Bugs in our software, third-party software including open source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems could result in our failure to comply with certain federal, state, or foreign reporting obligations, or could cause downtime that would impact the availability of our service to platform users. We have from time to time found defects or errors in our system and may discover additional defects in the future that could result in platform unavailability or system disruption. In addition, we have experienced outages on our platform due to circumstances within our control, such as outages due to software limitations. We rely on co-located data centers for the operation of our platform. If our co-located data centers fail, our platform users may experience down time. If sustained or repeated, any of these outages could reduce the attractiveness of our platform to platform users. For example, as a result of an error with one of our routine maintenance releases in February 2018, we experienced an outage on our platform for 28 minutes, resulting in Drivers, consumers, merchants, shippers, and carriers being unable to log on to our platform in major cities, including Las Vegas, Atlanta, New York, and Washington D.C. In addition, our release of new software in the past has inadvertently caused, and may in the future cause, interruptions in the availability or functionality of our platform. Any errors, bugs, or vulnerabilities discovered in our code or systems after release could result in an interruption in the availability of our platform or a negative experience for Drivers, consumers, merchants, shippers, and carriers, and could also result in negative publicity and unfavorable media coverage, damage to our reputation, loss of platform users, loss of revenue or liability for damages, regulatory inquiries, or other proceedings, any of which could adversely affect our business and financial results. In addition, our growing use of artificial intelligence (“AI”) (including machine learning) in our offerings presents additional risks. AI algorithms or automated processing of data may be flawed and datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions or subject us to lawsuits and regulatory investigations. These deficiencies could undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm.
We are subject to climate change risks, including physical and transitional risks, and if we are unable to manage such risks, our business may be adversely impacted.
We have made climate change commitments, including our commitment to 100% renewable electricity for our U.S. offices by 2025, our commitment to net zero climate emissions from corporate operations by 2030, and our commitment to be a net zero company by 2040. In addition, our Supplier Code of Conduct sets environmental standards for our supply chain, and we recognize that there are inherent climate-related risks wherever business is conducted. Additionally, we face climate change related physical and transition risks, which include the risk of market shifts toward electric vehicles (EVs) and lower carbon business models and risks related to extreme weather events or natural disasters. Climate-related events, including the increasing frequency, severity and duration of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of merchants, shippers, carriers and Drivers using our platform, and may cause us to experience higher losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate change policies such as a regulation adopted in California in May 2021 requiring 90% of vehicle miles traveled by rideshare fleets in California to have been in electric vehicles by 2030, with interim targets beginning in 2023. Progressing towards our climate commitments requires us to invest significant effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise our timelines and/or climate commitments. For example, the COVID-19 pandemic has negatively impacted our ability to dedicate resources to make the progress on our climate commitments that we initially anticipated. In addition, our ability to meet our climate commitments is dependent on external factors such as rapidly changing regulations, policies and related interpretation, advances in technology such as battery storage, as well the availability, cost and accessibility of EVs to Drivers, and the availability of EV charging infrastructure that can be efficiently accessed by Drivers. Any failure to meet regulatory requirements related to climate change, or to meet our stated climate change commitments on the timeframe we committed to, or at all, could have an adverse impact on our costs and ability to operate, as well as harm our brand, reputation, and consequently, our business.
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
As of September 30, 2021, we had total outstanding indebtedness of $9.5 billion aggregate principal amount. In addition, up to approximately $240 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of September 30, 2021. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
Additionally, the taxing authorities of the jurisdictions in which we operate have in the past, and may in the future, examine or challenge our methodologies for valuing developed technology, which could increase our worldwide effective tax rate and harm our financial position and operating results. Furthermore, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, changes in the valuation allowance on our U.S. and Netherlands' deferred tax assets, or changes in tax laws, regulations, or accounting principles. We are subject to regular review and audit by both U.S. federal and state tax authorities, as well as foreign tax authorities, and currently face numerous audits in the United States and abroad. Any adverse outcome of such reviews and audits could have an adverse effect on our financial position and operating results. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by our management, and we have engaged in many transactions for which the ultimate tax determination remains uncertain. The ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Our tax positions or tax returns are subject to change, and therefore we cannot accurately predict whether we may incur material additional tax liabilities in the future, which could impact our financial position. In addition, in connection with any planned or future acquisitions, we may acquire businesses that have differing licenses and other arrangements that may be challenged by tax authorities for not being at arm’s-length or that are otherwise potentially less tax efficient than our licenses and arrangements. Any subsequent integration or continued operation of such acquired businesses may result in an increased effective tax rate in certain jurisdictions or potential indirect tax costs, which could result in us incurring additional tax liabilities or having to establish a reserve in our consolidated financial statements, and could adversely affect our financial results.
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
As of December 31, 2020, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $13.6 billion and $11.1 billion, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2018 will begin to expire in 2031, and the state net operating loss carryforward amounts of $51 million will begin to expire in 2021. As of December 31, 2020, we also had foreign net operating loss carryforwards of $6.9 billion, of which $489 million will begin to expire in 2023. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
As part of our business strategy, we have entered into, and expect to continue to enter into, agreements to acquire companies, form joint ventures, divest portions or aspects of our business, sell minority stakes in portions or aspects of our business, and acquire complementary companies or technologies, including divestitures in China, Southeast Asia and India, the divestiture of our ATG business to Aurora and our Uber Elevate business to Joby, our Yandex.Taxi joint venture in Russia/CIS, our joint venture with an affiliate of SK Telecom Co., Ltd., our acquisition of Careem, our acquisition of Cornershop, and our acquisition of Postmates. Competition within our industry for acquisitions of businesses, technologies, and assets is intense. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors.
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
In addition, any businesses we acquire may not perform as well as we expect. Failure to manage and successfully integrate acquired businesses and technologies, including managing internal controls and any privacy or data security risks associated with such acquisitions, may harm our operating results and expansion prospects. For example, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We have maintained our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationships with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing significant fines or penalties against us or shutting down our or Careem’s app on either a temporary or indefinite basis. The process of integrating an acquired company, business, or technology or acquired personnel into our company is subject to various risks and challenges, including:
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
We have in the past and may in the future implement integration structures that do not fully integrate an acquired company’s operating functions. For example, with respect to the integration of Careem and Drizly, each company’s brand, product app(s) and payments apps continue to operate in parallel with Uber’s apps and each company’s engineering, human resources, and operations teams will continue to operate independently and report to such company’s own Chief Executive Officer. Such structures may delay the efficiencies that we expect to gain from the acquisition and our brand and reputation could be impacted by any damage or reputational harm to the acquired company’s brand.
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
As of December 31, 2020, our platform is available in approximately 10,000 cities and, as of September 30, 2021, we operated in approximately 72 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
Further, existing or new laws and regulations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth and usage of our platform. For example, as we expand our offerings in new areas, such as non-emergency medical transportation, we may be subject to additional healthcare-related federal and state laws and regulations. Additionally, because our offerings are frequently first-to-market in the jurisdictions in which we operate, several local jurisdictions have passed, and we expect additional jurisdictions to pass, laws and regulations that limit or block our ability to offer our products to Drivers and consumers in those jurisdictions, thereby impeding overall use of our platform. We are actively challenging some of these laws and regulations and are lobbying other jurisdictions to oppose similar restrictions on our business, especially our ridesharing services. Further, because a substantial portion of our business involves vehicles that run on fossil fuels, laws, regulations, or governmental actions seeking to curb air pollution or emissions may impact our business. For example, in response to London’s efforts to cut emissions and improve air quality in the city (including the institution of a toxicity charge for polluting vehicles in the city center congestion zone and the introduction of an “Ultra Low Emissions Zone” that went into effect in April 2019), we have added a clean-air fee of 15 pence per mile to each trip on our platform in London, and plan to help Drivers on our platform fully transition to electric vehicles by 2025. Moreover, in May 2021, California adopted a regulation requiring 90% of vehicle miles traveled by rideshare fleets in California to have been in EVs by 2030, with interim targets beginning in 2023. Additionally, proposed ridesharing regulations in Egypt and other jurisdictions may require us to share certain personal data with government authorities to operate our app, which we may not be willing to provide. Our failure to share such data in accordance with these regulations may result in government authorities assessing significant fines or penalties against us or shutting down our or Careem’s app in Egypt on either a temporary or indefinite basis.
Additionally, effective January 1, 2021, the United Kingdom exited from the European Union (“EU”), an event commonly referred to as Brexit. The UK represented approximately 8.0% of our global Mobility Gross Bookings during the nine months ended September 30, 2021.
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
We expect that the United States antitrust enforcement agencies (e.g., DOJ and FTC) will continue to closely scrutinize merger activity, in particular focused on the technology sector, and there can be no assurance that proposed, completed or future mergers, acquisitions and divestitures will not be the subject of an investigation or enforcement action by the DOJ or the FTC. Changes in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our future acquisitions, divestitures, operations and growth.
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

Starting in December 2020, payments made by platform users with payment accounts in the EEA for services provided through our platform may be subject to Strong Customer Authentication (“SCA”) regulatory requirements. In many cases, SCA will require a platform user to engage in additional steps to authenticate each payment transaction. These additional authentication requirements in EEA or similar requirements in other countries may make our platform user experience substantially less convenient, and such loss of convenience could meaningfully reduce the frequency with which platform users use our platform or could cause some platform users to stop using our platform entirely, which could adversely affect our business, financial condition, operating results, and prospects. Further, as a result of implementing SCA, many payment transactions on our platform may fail to be authenticated due to platform users not completing all necessary authentication steps. Thus, in some cases, we may not receive payment from consumers in advance of paying Drivers for services received by those users. A substantial increase in the frequency with which we make Driver payments without having received corresponding payments from consumers could adversely affect our business, financial condition, operating results, and prospects.
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
We are the subject of DOJ criminal and civil inquiries and investigations, as well as civil enforcement inquiries and investigations by other government agencies, including state AG offices in the United States and abroad. Those inquiries and investigations cover a broad range of matters, including our business practices, such as fees, as well as data deletion and document retention policies related to the 2016 Breach, which involved the breach of certain archived consumer data hosted on a cloud-based service that outside actors accessed and downloaded. We have in the past and may in the future, settle claims related to such matters. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the U.S. Federal Trade Commission (the “FTC”), which the FTC Commissioners approved in October 2018. In November and December 2018, U.K., Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. The 2016 Breach has led to, and may continue to lead to, additional costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. As another example, the California Public Utilities Commission (the “CPUC”) issued a proposed $59 million fine against us for not producing certain information, including personal information related to incidents disclosed in our US Safety Report. Although we recently negotiated the total payment to $9.15 million ($150,000 as a fine and $9 million to fund safety initiatives), the final amount is subject to approval by the CPUC. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.

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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2014 Breach and the 2016 Breach. These and any future privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biennial third-party assessments, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties for, amongst other activities, future failure to report security incidents. In November and December 2018, U.K., Dutch and French supervisory authorities imposed fines totaling approximately $1.6 million. We have also entered into settlement agreements with numerous state enforcement agencies. In January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security breach that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security breaches or if we fail to remediate this or any other data security breach that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. Our insurance programs may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we have, and may continue to become subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which will increase our compliance costs and the risks associated with non-compliance. For example, the California Consumer Privacy Act (“CCPA”), which provides new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Other U.S. states have adopted, and likely will continue to adopt, similar laws that provide new consumer privacy rights and business operational requirements. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) in 2018, which is now in effect. These laws may be subject to amendments and regulations that may change over time, or result in additional follow-on laws such as the California Privacy Rights Act (“CPRA”) passed in California in November 2020.
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
Furthermore, from time to time we may introduce or acquire new products, including in areas in which we historically have not operated, which could increase our exposure to patent and other intellectual property claims. In addition, we, and companies we acquired or in which we have an interest, have been sued, and may in the future be sued, for allegations of intellectual property infringement or threats of trade secret misappropriation. If a company we acquire or in which we have an interest loses rights to valuable intellectual property or is found to infringe third party intellectual property rights in such lawsuits, the value of our investment may materially decline.
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
We may be required or may opt to seek a license for the right to use intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we may be required to pay significant royalties or license fees, which may increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding, or business methods, which could require significant effort and expense and make us less competitive. If we cannot license or develop alternative technology, content, branding, or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively or we may be prevented from operating our business in certain jurisdictions. Any of these results could harm our operating results.
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
We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future, particularly due to high growth offerings (such as with Delivery and Freight), which may cause challenges in consistent performance and timely designing new controls. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or operating results. If we are unable to conclude that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain these and other effective control systems, could also restrict our future access to the capital markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
In August 2021, we issued 25,282,257 shares of our common stock in connection with our acquisition of the remaining interest in Cornershop Global LLC, a Delaware limited liability company (“Cornershop”), pursuant to a Share Exchange Agreement entered into on June 18, 2021. These shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38902	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-38902	3.2	August 5, 2021
4.1	Indenture, dated as of August 12, 2021, by and between the Registrant, Rasier, LLC and U.S. Bank National Trust Association, as Trustee.	8-K	001-38902	4.1	August 12, 2021
4.2	Form of Global Note, representing the Registrant’s 4.50% Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38902	4.2	August 12, 2021
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

UBER TECHNOLOGIES, INC.

Date: November 9, 2021	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2021	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)