Form 10-K
period 2021-12-31
Uber Technologies, Inc
filed 2022-02-24
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $90.5 billion based upon the closing price reported for such date on the New York Stock Exchange.
The number of shares of the registrant's common stock outstanding as of February 22, 2022 was 1,954,464,088.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

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
•our ability to prevent and respond to disturbances to our information technology systems;
•our ability to comply with existing, modified, or new laws and regulations applying to our business;
•our ability to implement, maintain, and improve our internal control over financial reporting; and
•our ability to realize our climate change, net zero climate emissions and net zero company commitments and in their contemplated timeframes
Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-

looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I
ITEM 1. BUSINESS
Overview
Uber Technologies, Inc. (“Uber,” “we,” “our,” or “us”) is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform (“platform(s)” or “Platform(s)”). We connect consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, and connect Riders and other consumers (“Eater(s)”) with restaurants, grocers and other stores (collectively, “Merchants”) with delivery service providers (“Couriers”) for meal preparation, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Couriers are collectively referred to as “Driver(s).” We also connect consumers with public transportation networks. We use this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry.
Our technology is available in approximately 72 countries around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe, the Middle East, Africa, and Asia (excluding China and Southeast Asia).
Our Segments
As of December 31, 2021, we had three operating and reportable segments: Mobility, Delivery and Freight. Mobility, Delivery and Freight platform offerings each address large, fragmented markets.
Mobility
Mobility refers to products that connect consumers with Mobility Drivers who provide rides in a variety of vehicles, such as cars, auto rickshaws, motorbikes, minibuses, or taxis. Mobility also includes activity related to our financial partnerships offerings.
We believe that our ridesharing category position is a key indicator of our progress towards our massive market opportunity. We calculate our ridesharing category position based on the best available data within a given region. For example, in most cases we divide our Mobility Gross Bookings by our estimates of total ridesharing Gross Bookings generated by us and other companies with similar ridesharing products. We estimate our total ridesharing Gross Bookings in a given region by utilizing internal source data, including historical trip, bookings, product mix, and fare information, and external source data provided by publicly available information and marketing analytics firms. Based on these estimates, we believe we have a leading ridesharing category position in every major region of the world where we operate. We also participate in certain regions through our minority-owned affiliates. At the time of entering into such transactions, we believed based on our internal estimates using the information then available to us that each of Didi, Grab and Yandex.Taxi, on a pro forma basis, had the leading ridesharing category position in its respective market.
Delivery
Our Delivery offering allows consumers to search for and discover local restaurants, order a meal, and either pick-up at the restaurant or have the meal delivered and, in certain markets, Delivery also includes offerings for grocery, alcohol and convenience store delivery as well as select other goods. We launched our Delivery app over six years ago. We believe that Delivery not only leverages, but also increases, the supply of Drivers on our network. For example, Delivery enables Mobility Drivers to increase their utilization and earnings by accessing additional demand for trips during non-peak Mobility times. Delivery also expands the pool of Drivers by enabling people who are not Mobility Drivers or who do not have access to Mobility-qualified vehicles to provide delivery services on our platform. In addition to benefiting Drivers and consumers, Delivery provides Merchants with an instant mobile presence and efficient delivery capability, which we believe generates incremental demand and improves margins for Merchants by enabling them to serve more consumers without increasing their existing front-of-house expenses.
During 2021, we completed the acquisition of the remaining 45% ownership interest in Cornershop Cayman (“Cornershop”) in an all-stock transaction. The acquisition was accounted for as an equity transaction, as we previously controlled and consolidated Cornershop. We also completed the acquisition of The Drizly Group, Inc. (“Drizly”), allowing us to expand alcohol offerings in our Delivery business with Drizly’s leading platform, technology, scale, and expertise. The acquisition of Drizly has been accounted for as a business combination. For additional information, see Note 18 – Business Combinations included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Freight
We believe that Freight is revolutionizing the logistics industry. Freight leverages our proprietary technology, brand awareness, and experience revolutionizing industries to connect carriers with shippers on our platform, and gives carriers upfront, transparent pricing and the ability to book a shipment. The freight industry is highly fragmented and deeply inefficient. It can take several hours, sometimes days, for shippers to find a truck and driver for shipments, with most of the process conducted over the phone or by fax. Procurement is highly fragmented, with traditional players relying on local or regional offices to book shipments. It is equally difficult for carriers to find and book the shipments that work for their businesses, spending hours on the phone negotiating pricing and terms. These inefficiencies adversely impact both shippers and carriers, and contribute to the number of non-revenue or “dead-head” miles, which are miles driven by carriers between shipments. Freight greatly reduces friction in the logistics industry by providing an on-demand platform to automate and accelerate logistics transactions end-to-end. Freight connects carriers with shippers available on our platform, and gives carriers upfront, transparent pricing and the ability to book a shipment with the touch of a button.
We serve shippers ranging from small- and medium-sized businesses to global enterprises by enabling them to create and tender shipments with a few clicks, secure capacity on demand with upfront pricing, and track those shipments in real-time from pickup to delivery. We believe that all of these factors represent significant efficiency improvements over traditional freight brokerage providers.
During 2021, we completed the acquisition of Tupelo Parent, Inc. (“Transplace”) in an all-cash transaction, allowing us to expand our Uber Freight business through Transplace’s expertise in transportation management. The acquisition of Transplace has been accounted for as a business combination. For additional information, see Note 18 – Business Combinations included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Platform Synergies
Our Platform
The foundation of our platform is our massive network, leading technology, operational excellence, and product expertise. Together, these elements power movement from point A to point B.

Massive Network
Our massive, efficient, and intelligent network consists of tens of millions of Drivers, consumers, Merchants, shippers and carriers, as well as underlying data, technology, and shared infrastructure. Our network becomes smarter with every trip. In approximately 10,500 cities around the world (as of January 1, 2022), our network powers movement at the touch of a button for millions, and we hope eventually billions, of people.

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
We believe that all of these synergies serve the customer experience, enabling us to attract new platform users and to deepen engagement with existing platform users. Both of these dynamics grow our network scale and liquidity, which further increases the value of our platform to platform users. For example, Delivery attracts new consumers to our network—for the three months ended December 31, 2021, over 60% of first-time Delivery consumers were new to our platform. Additionally, for the three months ended December 31, 2021, consumers who used both Mobility and Delivery generated 12.6 Trips per month on average, compared to 5.0 Trips per month on average for consumers who used a single offering in cities where both Mobility and Delivery were offered. We believe that these trends will improve as we further leverage the power of our platform.
With our platform, we are making it even easier for our consumers to unlock convenience. During November 2021, we launched Uber One in the United States as our single cross-platform membership program that brings together the best of Uber. Uber One members have access to discounts, special pricing, priority service, and exclusive perks across our rides, delivery and grocery offerings. Our Uber Pass and Eats Pass membership programs continue to remain available in select cities as a subscription offering. Our membership programs are designed to make utilizing our suite of products a seamless and rewarding experience for our consumers. We exited 2021 with over 6 million members for our Uber One, Uber Pass, Eats Pass and Rides Pass membership programs. In 2020, we rolled out our “Super App” view on iOS and Android, which combines our multiple offerings into a single app and is designed to remove friction for our consumers.
We are also utilizing our data and scale to offer marketplace-centric advertising to connect merchants and brands with our platform network and unlocking cross-platform advertising formats. During the fourth quarter of 2021, active advertising merchants grew to over 170,000.
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
•Mobility. Our Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery and other car services. In addition, public transportation can be a superior substitute to our Mobility offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned affiliates, for Drivers and riders, including Lyft, Ola, Didi, Grab, Bolt, and our Yandex.Taxi joint venture.
•Delivery. Our Delivery offering competes with numerous companies in the meal, grocery and other delivery space in various regions for drivers, consumers, and merchants, including DoorDash, Deliveroo, Glovo, Instacart, Gopuff, Rappi, iFood, Delivery Hero, Just Eat Takeaway, and Amazon. Our Delivery offering also competes with restaurants, meal kit delivery services, grocery delivery services, and traditional grocers.
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
In the United States, many state and local laws, rules, and regulations impose legal restrictions and other requirements on operating our Mobility products, including licensing, insurance, screening, and background check requirements. Outside of the United States, certain jurisdictions have adopted similar laws, rules, and regulations while other jurisdictions have not adopted any laws, rules, and regulations which govern our Mobility business. Further, certain jurisdictions, including Argentina, Germany, Italy, Japan, South Korea, and Spain, six countries that we have identified as expansion markets, have adopted laws, rules, and regulations banning certain ridesharing products or imposing extensive operational restrictions. This uncertainty and fragmented regulatory environment creates significant complexities for our business and operating model.
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
In addition, many jurisdictions have adopted regulations that apply to how we classify the Drivers who use our platform. For example, California’s Assembly Bill 5 (“AB5”), which went into effect in January 2020, codified a test to determine whether a worker is an employee under California law. The California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint under AB5, alleging that drivers are misclassified, and sought an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers. Although the Court issued a preliminary injunction enjoining Uber and Lyft from classifying drivers as independent contractors during the pendency of the lawsuit, the parties were granted a stipulation to dissolve the injunction in April 2021. In November 2020, California voters approved Proposition 22, a California state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Proposition 22 went into effect in December 2020 and we expect that Drivers will be able to maintain their status as independent contractors under California law and that we and our competitors will be required to comply with the provisions of Proposition 22. See the section titled “Risk Factors” included in Part I, Item 1A and “Note 15 – Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

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
•In January 2019, we suspended our Mobility products in Barcelona after the regional government enacted regulations mandating minimum wait times before riders could be picked up by ridesharing drivers. In March 2021, we returned to Barcelona via a taxi product.
•In addition, in August 2018, New York City approved regulations for the local for-hire market (which includes our ridesharing products), including a cap on the number of new vehicle licenses issued to drivers who offer for-hire services. In December 2018, New York City also established a standard for time and distance designed to establish a minimum pay standard for drivers providing for-hire services in New York City, such as those provided by Drivers on our platform. As another example, in October 2020, the Seattle City Council passed a minimum pay standard for drivers providing services on our platform that went into effect on January 1, 2021, and other jurisdictions have in the past considered or may consider regulations which would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Similar legislative or regulatory initiatives are being considered or have been enacted in countries outside the United States.
See the section titled “Risk Factors” included in Part I, Item 1A, “Risk Factors”. This uncertainty and fragmented regulatory environment creates significant complexities for our business and operating model.
As we continue to expand our offerings, we may be subject to additional regulations separate from those that apply to our Mobility products.
Data Privacy and Protection
Our technology platform, and the user data we collect and process to run our business, are an integral part of our business model and, as a result, our compliance with laws dealing with the collection and processing of personal data is core to our strategy to improve platform user experience and build trust. Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personally identifiable information and other data relating to individuals, and these laws are increasing in number, enforcement, fines, and other penalties. Two examples of such regulations that have significant implications for our business are the European Union’s General Data Protection Regulation (the “GDPR”), a law which went into effect in May 2018 and implemented more stringent requirements for processing personal data relating to individuals in the EU, and the California Consumer Privacy Act (the “CCPA”), which went into effect in January 2020 and established new consumer rights and data privacy and protection requirements for covered businesses. U.S. state, city, and foreign regulators are expected to continue proposing and adopting significant laws impacting the processing of personally identifiable information and other data relating to individuals, such as the California Privacy Rights Act (“CPRA”) passed in California in November 2020 (effective in January 2023), and a draft data protection bill pending in India.
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
Seasonality
Mobility
We typically generate higher revenue in our fourth quarter compared to other quarters due in part to fourth-quarter holiday and business demand, and typically generate lower revenue in our third quarter compared to other quarters due in part to less usage of our platform during peak vacation season in North America and Europe. We have typically experienced lower quarter-over-quarter growth in Mobility in the first quarter. In 2021, we experienced less seasonality as a result of the COVID-19 pandemic and related restrictions, which altered typical travel patterns. We expect that seasonality will eventually return to its historic patterns as recovery from the pandemic continues.
Delivery
We typically expect to experience seasonal increases in our revenue in the first and fourth quarters compared to the second and third quarters, although the historical growth of Delivery has masked these seasonal fluctuations. In 2021, we experienced less seasonality as a result of the COVID-19 pandemic and related restrictions, which accelerated the growth of Delivery in 2021 as cities impose various dining restrictions.
Human Capital at Uber
Employees
We are a global company and as of December 31, 2021, we and our subsidiaries had approximately 29,300 employees globally and operations in approximately 72 countries and approximately 10,500 cities around the world. Our human capital strategies are developed and managed by our Chief People Officer, who reports to the CEO, and are overseen by the Compensation Committee and the Board of Directors.
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors.
Adapting to a New Way of Working. In 2021, the ever-evolving COVID-19 pandemic continued to have a significant impact on our employees and our workforce management strategy and caused us to continually adapt how we work. As a result of COVID-19, in 2020, we asked that all employees who were able to do so work remotely and while we subsequently announced return to office dates, the dynamic COVID situation disrupted our return to office plans—although many of our offices are open, we have not yet set an updated return to office date. Prolonged remote work, as well as COVID-19 more generally, introduced new dynamics into the households of many of our employees. As a result, we found that some employees were struggling with work-life balance and feelings of stress and social isolation, and we experienced higher levels of attrition. The issues of stress and balance were particularly exacerbated among caregivers of young children. To address some of these concerns, we strengthened our work-from-home policies and looked for new ways to support our employees as they navigated this crisis in their personal and professional lives. We provided more attention and flexibility to caregivers by providing resources, tools, and support, and amplified our focus on mental health and well-being.
Employee Engagement. To attract and retain the best talent, we strive to establish a culture where people of all backgrounds can find a sense of belonging and are able to achieve to their highest capability. We measure how successful we have been in establishing the culture we need through employee engagement surveys and related tools. We historically conducted a semi-annual workforce survey that measures employee engagement, overall satisfaction, and well-being. But in 2021, we made a shift toward continuous listening by launching an employee survey, sent out to a rotating third of employees every month. We use the results of these regular checks to better understand employees’ needs and support their teams on topics such as well-being, inclusivity, fairness, rewards and recognition, and growth opportunities. For example, our return-to-office plan, which will provide employees with more flexibility to work from home post-pandemic, was created based on employee feedback. In addition to the engagement survey results, we also monitor the health of our workforce and the success of our people operations through monitoring metrics such as attrition, retention, and offer acceptance rates, as well as sexual orientation, gender and ethnic diversity.
Employee Development and Retention. We believe that employees who have opportunities for development are more engaged, satisfied, and productive. Employees are empowered to drive their own growth, whether by learning on the job, finding stretch assignments, or identifying their next opportunity within Uber through internal mobility programs. Employees have access to an internal jobs marketplace for full-time jobs as well as short-term stretch assignments that enable them to have an impact on other areas of the business. Our goal is to help all employees be their best selves by providing programs and resources that promote wellness and productivity. This helps our diverse employee base manage life’s expected and unexpected events. Globally, Uber offers competitive benefits packages to our employees and their families. We provide competitive benefits as well as offerings tailored to our unique populations.
For additional discussion, see the risk factor titled “—Our business depends on retaining and attracting high-quality personnel, and continued attrition, future attrition, or unsuccessful succession planning could adversely affect our business.” included in Part I, Item 1A of this Annual Report on Form 10-K as well as our 2021 People and Culture Report, which is available on our website. The information in the 2021 People and Culture report is not a part of this Form 10-K.
Diversity and Inclusion
We believe that great minds don’t think alike, and we work hard to ensure that people of diverse backgrounds feel welcome and valued. We encourage different opinions and approaches to be heard, and then we come together and build. We believe that when employees feel empowered to succeed in a work environment that celebrates, supports, and invests in diversity, progress follows. To achieve our objective to increase diversity in who we hire, we implement processes throughout Uber and measure progress. For example, the Mansfield Rule was implemented by June 2021, to ensure that we have considered women, LGBTQIA+ individuals, people with disabilities, and racially underrepresented talent by requiring that a certain percentage of candidates considered for leadership roles come from historically underrepresented groups.
Our Board of Directors recognizes the strategic importance of these issues and incorporated employee diversity performance metrics into the compensation packages of our most senior executives.
We encourage employees who believe they, or any other employee, have been subjected to discrimination to notify their manager, Uber’s People Team or the Integrity Helpline.
As a company that powers movement, it is our goal to ensure that everyone can move freely and safely, whether physically, economically, or socially. To do that, we strive to help fight the racism that persists across society, be a champion for equity, and create opportunities for all, both inside and outside our company. In July 2020, we announced 14 commitments to becoming a more anti-racist company and since then, we have taken action to move these commitments forward. Some of our commitments to anti-racism include:
•Ridding our platform of racism
•Fighting racism with technology
•Sustaining equity and belonging for all
•Driving equity in the community
For more information regarding our Diversity and Inclusion efforts, please see our 2021 People and Culture Report and our 2021 ESG Report, which are available on our website. The information in these reports is not a part of this Form 10-K.
Driver and Courier Well-Being
In addition to employees discussed above, our business also depends on our ability to attract and engage Drivers, consumers, Merchants, shippers, and Couriers, as well as contractors and consultants that support our global operations.
In relation to those individuals who earn income on our platform, Uber is one of the largest open platforms for work in the world, providing accessible, flexible work in approximately 72 countries. Drivers are key parts of the marketplaces that Uber has created through its apps. A diverse set of people choose to use our platform to earn income without having to apply for, or work the fixed schedules associated with, traditional employment. We believe this flexibility is an improvement over traditional work schedules and is something we believe can and should remain available to anyone who chooses platform-based work. Uber monitors regional and global driver attraction, retention and satisfaction rates.
Accessible, flexible, independent work has offered an option for many workers historically marginalized from the labor market and has enabled wide geographic coverage and reliable service offerings for consumers. However, it is increasingly clear that more can be done to improve the experience of using an app to connect with work opportunities. Although the situation varies across countries and cities, the benefits and protections for independent workers are generally patchy compared with those that employees receive. The current binary system of employment classification under some legal frameworks means that a worker is either an employee who is provided significant social benefits or an independent worker who has access to relatively few. This does not have to be the case. At Uber, we believe that being your own boss should not have to come at the expense of security and dignity in work. Around the world, Uber has found innovative ways to address these issues.
•Advocacy: We have advocated for wider policy solutions to improve access to protections and benefits for independent workers. We believe all work should be treated equally. We also believe that legislative reform is needed to modernize the social safety net. This includes requiring Uber—and other app based companies—to provide benefits and protections to their users without compromising the flexibility of their use of the app. Some examples of our advocacy to preserve flexibility of work while expanding access to benefits and protections are as follows:
◦In the United States, European Union, and Canada, we put forward proposals to improve the quality of independent work, calling on policymakers, platform companies, and social representatives to work together on a new approach to platform work—one where having access to protections and benefits doesn’t come at the cost of flexibility and job creation.
◦In California, we welcomed the passage of Proposition 22, which introduced new requirements for platform companies like Uber to provide benefits, including healthcare stipends, injury protection insurance, and safety training, and implemented its requirements.
◦In the UK, we announced that all UK drivers will be treated as workers and receive additional rights and protections going forward. Pursuant to this change, drivers who use Uber’s platform in the UK will earn at least the National Living Wage for time spent actively working, be paid holiday pay, and will be enrolled into a pension plan if eligible. We have also announced a partnership with labor union GMB to provide an even stronger voice to drivers and to raise the standard of flexible work across the industry.
•Protections and benefits: We partner with leading insurance companies around the world to pioneer protections for independent workers, including implementing additional protections and benefits for Drivers in California pursuant to the passage of Proposition 22.
•Earnings: We are continually developing new technology that Drivers can use to acquire information that may help them save on costs and make informed choices about where and when to drive (based on when and where their earnings potential is highest).
•Progression: We have partnered with Arizona State University to offer eligible Drivers and their family members access to over 100 undergraduate degree programs, courses in English language learning, or a certificate in entrepreneurship. Through our partnership with Arizona State University, over 4,000 Drivers and their family members have enrolled in an undergraduate degree program.
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
For additional discussion, see the risk factor titled “—If we are unable to attract or maintain a critical mass of Drivers, consumers, merchants, shippers, and carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users, and our financial results would be adversely impacted.” included in Part I, Item 1A of this Annual Report on Form 10-K as well our 2021 ESG Report and our 2021 People and Culture Report. The information in these reports is not a part of this Form 10-K.
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
•We have incurred significant losses since inception, including in the United States and other major markets. We expect our operating expenses to increase significantly in the foreseeable future, and we may not achieve or maintain profitability.
•If we are unable to attract or maintain a critical mass of Drivers, consumers, merchants, shippers, and carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users.
•Maintaining and enhancing our brand and reputation is critical to our business prospects. We have previously received significant media coverage and negative publicity regarding our brand and reputation, and while we have taken significant steps to rehabilitate our brand and reputation, failure to maintain and enhance our brand and reputation will cause our business to suffer.
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
•We have made climate related commitments that require us to invest significant effort, resources, and management time and circumstances may arise, including those beyond our control, that may require us to revise the contemplated timeframes for implementing these commitments.
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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, in an attempt to limit the spread of the virus, various governments around the world have implemented, lifted, and in some regions reinstated travel restrictions, business restrictions, school closures, limitations on social or public gatherings, and other measures that have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the demand for our Mobility offerings globally, and affecting travel behavior and demand. Even as such restrictions are being lifted and many regions around the world are making progress in their recovery from the pandemic, end-user behavior and demand for our Mobility offering may not recover to pre-pandemic levels. Furthermore, we are experiencing and expect to continue to experience Driver supply constraints, and such supply constraints have been and may continue to be impacted by concerns regarding the COVID-19 pandemic, and we cannot predict when Driver supply levels will return to pre-pandemic levels. Additionally, the recent surge of COVID-19 primarily related to the rise of the Omicron variant in many markets in the United States and globally has affected and may continue to affect, among other things, travel and result in other COVID-19 related advisories and restrictions and may adversely affect both Driver supply and consumer demand for our Mobility offering. In addition, certain U.S. jurisdictions have issued emergency orders that require us to cap fees charged to merchants on Delivery. Furthermore, to support social distancing, we temporarily suspended our shared rides offering globally for approximately one year, and our shared rides offering continues to be temporarily suspended in many regions.
Furthermore, as a result of the COVID-19 pandemic, we asked that all employees who are able to do so work remotely, and while we have since re-opened certain offices and announced a hybrid return-to-office plan for employees, plans to return to the office may be negatively impacted by ongoing spread of the COVID-19 virus, including positive tests for COVID-19 among some personnel who voluntarily returned to the office; these and any future instances of positive COVID-19 tests of personnel working in our offices, as well as continued widespread remote work arrangements could have a negative impact on our operations, the execution of our business plans, and productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, cybersecurity and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
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
In addition, more than 150,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements, pursuant to which we have paid approximately $372 million as of December 31, 2021. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
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
In November 2020, California voters approved Proposition 22, a California state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Proposition 22 went into effect in December 2020 and we expect that Drivers will be able to maintain their status as independent contractors under California law and that we and our competitors will be required to comply with the provisions of Proposition 22. Although our stipulation to dissolve the California Attorney General’s preliminary injunction was granted in April 2021, that litigation remains pending, and we also may face liability relating to periods before the effective date of Proposition 22. Legal challenges to Proposition 22 have been and may continue to be filed.
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
Another example of a recent judicial decision relating to Driver classification is the Aslam, Farrar, Hoy and Mithu v. Uber B.V., et al. ruling by the Employment Appeal Tribunal in the United Kingdom, subsequently upheld by the UK Supreme Court, that found that the plaintiff Drivers were workers (rather than self-employed). Subsequent to the UK Supreme Court’s ruling, we announced that we will treat all UK drivers as “workers” under UK labor law, going forward. Pursuant to this change, Mobility drivers that use our platform will earn at least the National Living Wage for time spent actively working and be paid holiday pay, and eligible drivers will be enrolled into a pension plan. Other examples of judicial decisions include a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship, a decision by the French Supreme Court that reclassified an UberX Driver as an employee (which has been followed by inconsistent appellate decisions regarding employee status), decisions by several Swiss governmental bodies ruling that Drivers should be classified as employees for Swiss social security or regulatory purposes, a recent Spanish regulation of food delivery platforms that presumes employment status and a ruling in September 2021 by a Netherlands court that Mobility Drivers are employees within the meaning of the taxi collective bargaining agreement.
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
In addition, if we are required to classify Drivers as employees, workers or quasi-employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Estimates” included in Part II, Item 7 of this Annual Report on Form 10-K and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
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
We face competition in each of our offerings, including:
•Mobility. Our Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery and other car services. In addition, public transportation can be a superior substitute to our Mobility offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned affiliates, for Drivers and riders, including Lyft, Ola, Didi, Grab, Bolt, and our Yandex.Taxi joint venture.
•Delivery. Our Delivery offering competes with numerous companies in the meal, grocery and other delivery space in various regions for Drivers, consumers, and merchants, including DoorDash, Deliveroo, Glovo, Instacart, Gopuff, Rappi, iFood, Delivery Hero, Just Eat Takeaway, and Amazon. Our Delivery offering also competes with restaurants, including those that offer their own delivery and/or take-away, meal kit delivery services, grocery delivery services, and traditional grocers.
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
We are contractually restricted from competing with our minority-owned affiliates with respect to certain aspects of our business, including in China through August 2023, Russia/CIS through February 2025, Southeast Asia through the later of March 2023 or one year after we dispose of all interests in Grab, India with respect to meal delivery through January 2023, and the United States, Canada, Australia, New Zealand and certain parts of Europe with respect to e-bikes and e-scooters through May 2023, while none of our minority-owned affiliates are restricted from competing with us anywhere in the world. Didi currently competes with us in certain countries in Latin America and in Australia. In addition, our Yandex.Taxi joint venture currently competes with us in certain countries in Europe and Africa. As Didi and our other minority-owned affiliates continue to expand their businesses, they may in the future compete with us in additional geographic markets. In addition, we are contractually restricted from competing with some of our majority-owned affiliates with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage.
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
To remain competitive in certain markets and generate network scale and liquidity, we have in the past lowered, and may continue to lower, fares or service fees, and we have offered and may continue to offer significant Driver incentives and consumer discounts and promotions. At times, in certain geographic markets, we have offered, and may continue to offer, Driver incentives that cause the total amount of the fare that a Driver retains, combined with the Driver incentives a Driver receives from us, to increase, at times meeting or exceeding the amount of Gross Bookings we generate for a given Trip. In certain geographic markets and regions, we do not have a leading category position, which may result in us choosing to further increase the amount of Driver incentives and consumer discounts and promotions that we offer in those geographic markets and regions. We cannot assure you that offering such Driver incentives and consumer discounts and promotions will be successful. Driver incentives, consumer discounts, promotions, and reductions in fares and our service fee have negatively affected, and will continue to negatively affect, our financial performance. Additionally, we rely on pricing models to calculate consumer fares and Driver earnings, which have been modified over time and will likely in the future be modified, and pricing models at times vary based upon jurisdiction. We cannot assure you that our pricing models or strategies will be successful in attracting consumers and Drivers. For example, changes we have made in California to the information that Drivers see in the application, as well as pricing and offer structure changes, adversely impacted usage of the application. If we are unable to successfully manage these and similar kinds of changes in the future, our business may be adversely impacted.
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
We have incurred significant losses since inception, including in the United States and other major markets. We expect our operating expenses to increase significantly in the foreseeable future, and we may not achieve or maintain profitability.
We have incurred significant losses since inception. We incurred operating losses of $8.6 billion, $4.9 billion and $3.8 billion in the years ended December 31, 2019, 2020 and 2021, and as of December 31, 2021, we had an accumulated deficit of $23.6 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may continue to incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem and Postmates, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
If we are unable to attract or maintain a critical mass of Drivers, consumers, merchants, shippers, and carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users, and our financial results would be adversely impacted.
Our success in a given geographic market significantly depends on our ability to maintain or increase our network scale and liquidity in that geographic market by attracting Drivers, consumers, merchants, shippers, and carriers to our platform. If Drivers choose not to offer their services through our platform, or elect to offer them through a competitor’s platform, we may lack a sufficient supply of Drivers to attract consumers and merchants to our platform. We have experienced and expect to continue to experience Driver supply constraints in most geographic markets in which we operate, and such supply constraints have been and may continue to be impacted by concerns regarding the continuing COVID-19 pandemic. To the extent that we experience Driver supply constraints in a given market, we may need to increase or may not be able to reduce the Driver incentives that we offer without adversely affecting the liquidity network effect that we experience in that market. Similarly, if carriers choose not to offer their services through our platform or elect to use other freight brokers, we may lack a sufficient supply of carriers in specific geographic markets to attract shippers to our platform. Furthermore, if merchants choose to partner with other delivery services in a specific geographic market, or if merchants choose to engage exclusively with our competitors, other merchant marketing websites, or other delivery services, we may lack a sufficient variety and supply of restaurant and other merchant options, or lack access to the most popular restaurants, such that our Delivery offering will become less appealing to consumers and merchants. A significant amount of our Delivery Gross Bookings come from a limited number of large restaurant groups and other merchants, and this concentration increases the risk of fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant restaurant partners. If platform users choose to use other ridesharing, meal delivery, or logistics services, we may lack sufficient opportunities for Drivers to earn a fare, carriers to book a shipment, or restaurants to provide a meal, which may reduce the perceived utility of our platform. An insufficient supply of platform users would decrease our network liquidity and adversely affect our revenue and financial results. Although we may benefit from having larger network scale and liquidity than some competitors, those network effects may not result in competitive advantages or may be overcome by smaller competitors. Maintaining a balance between supply and demand in any given area at any given time and our ability to execute operationally may be more important to service quality than the absolute size of the network. If our service quality diminishes or our competitors’ products achieve greater market adoption, our competitors may be able to grow at a quicker rate than we do and may diminish our network effect.
Our number of platform users may decline materially or fluctuate as a result of many factors, including, among other things, dissatisfaction with the operation of our platform, the price of fares, meals, and shipments (including a reduction in incentives), dissatisfaction with the quality of service provided by the Drivers and merchants on our platform, quality of platform user support, dissatisfaction with the merchant selection on Delivery, negative publicity related to our brand, including as a result of safety incidents and corporate reporting related to safety, perceived political or geopolitical affiliations, a pandemic or an outbreak of disease or similar public health concern, such as the current COVID-19 pandemic, or fear of such an event, treatment of Drivers, perception that our culture has not fundamentally changed, dissatisfaction with changes we make to our products and offerings, or dissatisfaction with our products and offerings in general. In addition, if we are unable to provide high-quality support to platform users or respond to reported incidents, including safety incidents, in a timely and acceptable manner, our ability to attract and retain platform users could be adversely affected. If Drivers, consumers, merchants, shippers, and carriers do not establish or maintain active accounts with us, if a social media or other campaign encouraging users to cease use of our platform takes hold, if we fail to provide high-quality support, or if we cannot otherwise attract and retain a large number of Drivers, consumers, merchants, shippers, and carriers, our revenue would decline, and our business would suffer.
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
In addition, changes in Driver qualification and background-check requirements may increase our costs and reduce our ability to onboard additional Drivers to our platform. Our Driver qualification and background check process varies by jurisdiction, and there have been allegations, including from regulators, legislators, prosecutors, taxicab owners, and consumers, that our background check process is insufficient or inadequate. With respect to Drivers who are only eligible to make deliveries through Delivery, our qualification and background check standards are generally less extensive than the standards for Drivers who are eligible to provide rides through our Mobility products. Legislators and regulators may pass laws or adopt regulations in the future requiring Drivers to undergo a materially different type of qualification, screening, or background check process, or that limit our ability to access information used in the background check process in an efficient manner, which could be costly and time-consuming. Required changes in the qualification, screening, and background check process (including any changes to such processes of Careem, Postmates or other acquired companies) could also reduce the number of Drivers in those markets or extend the time required to recruit new Drivers to our platform, which would adversely impact our business and growth. Furthermore, we rely on a single background-check provider in certain jurisdictions, and we may not be able to arrange for adequate background checks from a different provider on commercially reasonable terms or at all. The failure of this provider to provide background checks on a timely basis would result in our inability to onboard new Drivers or retain existing Drivers undergoing periodic background checks that are required to continue using our platform.
Maintaining and enhancing our brand and reputation is critical to our business prospects. We have previously received significant media coverage and negative publicity regarding our brand and reputation, and while we have taken significant steps to rehabilitate our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer.
Maintaining and enhancing our brand and reputation is critical to our ability to attract new employees and platform users, to preserve and deepen the engagement of our existing employees and platform users, and to mitigate legislative or regulatory scrutiny, litigation, government investigations, and adverse platform user sentiment.
We have previously received a high degree of negative media coverage around the world, which has adversely affected our brand and reputation and fueled distrust of our company. Previous negative publicity, particularly as a result of cultural issues in 2017, adversely affected our brand and reputation, which made it difficult for us to attract and retain platform users, reduces confidence in and use of our products and offerings, invites continued legislative and regulatory scrutiny, and results in additional litigation and governmental investigations. Concurrently with and after these events, our competitors raised additional capital, increased their investments in certain markets, and improved their category positions and market shares, and may continue to do so.
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
While we have taken significant steps to rehabilitate our brand and reputation, the successful rehabilitation of our brand will depend largely on maintaining a good reputation, minimizing the number of safety incidents, continuing an improved culture and workplace practices, improving our compliance programs, maintaining a high quality of service and ethical behavior, and continuing our marketing and public relations efforts. Our brand promotion, reputation building, and media strategies have involved significant costs and may not be successful. We anticipate that other competitors and potential competitors will expand their offerings, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully maintain our brand in the current or future competitive environment or if events occur in the future which negatively affect public perception of our company, our brand and reputation would be further damaged and our business may suffer.

Our historical workplace culture and forward-leaning approach created operational, compliance, and cultural challenges, and a failure to address these challenges would adversely impact our business, financial condition, operating results, and prospects.
Our historical workplace culture and forward-leaning approach created significant operational and cultural challenges that have in the past harmed, and may in the future continue to harm, our business results and financial condition. Our prior failure to prioritize compliance, has led to increased regulatory scrutiny globally. Although we have since made changes in our company’s cultural values and composition of our leadership team and have an ongoing commitment to promote transparency and collaboration, regulators may continue to perceive us negatively, which would adversely impact our business, financial condition, operating results, and prospects.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 29,300 global employees as of December 31, 2021, of whom approximately 12,300 were located outside the United States. We expect the total number of our employees located outside the United States to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
Further, we may be subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by Drivers, consumers, or third parties while using our platform, or even when Drivers, consumers, or third parties are not actively using our platform. On a smaller scale, we may face litigation related to claims by Drivers for the actions of consumers or third parties. Furthermore, operating a motor vehicle is inherently dangerous. In addition, the growth of our Delivery offering has led to an increase in Couriers on two wheel vehicles such as scooters and bicycles, who are more vulnerable road users and face a more severe level of injury in the event of a collision than that faced while driving in a vehicle. For example, urban hazards such as unpaved or uneven roadways increase the risk and severity of potential injuries. In addition, Couriers, in particular those on two wheel vehicles predominantly in metropolitan areas, need to share, navigate, and at times contend with narrow and heavily congested roads occupied by cars, buses and light rail, especially during “rush” hours, all of which heighten the potential risk of injuries or death. Our auto liability and general liability insurance policies may not cover all potential claims to which we are exposed, and may not be adequate to indemnify us for all liability. These incidents may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, operating results, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them. As we expand our products and offerings, such as Freight, this insurance risk will grow.
We are making substantial investments in new offerings and technologies, and may increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.
We have made substantial investments to develop new offerings and technologies, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and offerings. For example, through our acquisition of Cornershop, a provider of online grocery delivery in several countries including Mexico and Chile, we expanded our Delivery offering to grocery delivery. Additionally, in October 2021, we acquired The Drizly Group, Inc., which operates an on-demand alcohol marketplace in North America, in order to further expand our Delivery offering to alcohol. We also plan to invest significant resources to develop and expand new offerings and technologies in the markets in which Careem and Postmates operate. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because such offerings and technologies are new, they will likely involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges, and other risks, some of which we do not currently anticipate.
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
As of December 31, 2021, we operated in approximately 72 countries, and markets outside the United States accounted for approximately 78% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors. For example, our acquisitions of Careem and Cornershop may not be successful and may negatively affect our operating results.
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
•adverse tax consequences, including the complexities of foreign value added and digital services tax systems, and restrictions on the repatriation of earnings;
•increased financial accounting and reporting burdens, and complexities associated with implementing and maintaining adequate internal controls;

•difficulties in implementing and maintaining the financial systems and processes needed to enable compliance across multiple offerings and jurisdictions;
•import and export restrictions and changes in trade regulation;
•political, social, and economic instability abroad, war, terrorist attacks and security concerns in general, and societal crime conditions that harm or disrupt the global economy and/or can directly impact platform users;
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
Our ownership in these entities involves significant risks that are outside our control. We are not represented on the management team or board of directors of Didi or Zomato, and therefore we do not participate in the day-to-day management of Didi or Zomato or the actions taken by the board of directors of Didi and Zomato. We are not represented on the management teams of Grab, our Yandex.Taxi joint venture, Lime or Aurora, and therefore do not participate in the day-to-day management of Grab, our Yandex.Taxi joint venture, Lime or Aurora. Although we are represented on each of the boards of directors of Grab, our Yandex.Taxi joint venture, Lime and Aurora, we do not have a controlling influence on those boards. As a result, the boards of directors or management teams of these companies may make decisions or take actions with which we disagree or that may be harmful to the value of our ownership in these companies. Additionally, these companies have expanded their offerings, and we expect them to continue to expand their offerings in the future, to compete with us in various markets throughout the world. While this could enhance the value of our ownership interest in these companies, our business, financial condition, operating results, and prospects would be adversely affected by such expansion into markets in which we operate.
Any material decline in the business of these entities would adversely affect the value of our assets and our financial results. Furthermore, the value of these assets is based in part on the market valuations of these entities, and weakened financial markets have adversely affected, and may in the future adversely affect such valuations. To the extent these businesses are or become publicly traded companies, volatility or fluctuations in the stock price of such companies could adversely impact our financial results. These positions could expose us to risks, litigation, and unknown liabilities because, among other things, these companies have limited operating histories in evolving industries and may have less predictable operating results; to the extent these companies are privately owned, limited public information is available and we may not learn all the material information regarding these businesses; are domiciled and operate in countries with particular economic, tax, political, legal, safety, regulatory and public health risks, including the extent of the impact of the COVID-19 pandemic on their business; are domiciled or operate in countries that may become subject to economic sanctions or foreign investment restrictions; depend on the management talents and efforts of a small group of individuals, and, as a result, the death, disability, resignation, or termination of one or more of these individuals could have an adverse effect on the relevant company’s operations; and will likely require substantial additional capital to support their operations and expansion and to maintain their competitive positions. Any of these risks could materially affect the value of our assets, which could have an adverse effect on our business, financial condition, operating results, or the trading price of our common stock.
Further, we are contractually limited in our ability to sell or transfer these assets. For example, in connection with Aurora’s November 2021 initial public offering, we are subject to a 4-year lock-up with respect to our shares in Aurora. Other than Aurora, Grab, Didi and Zomato, there is currently no public market for any of these securities, and there may be no market in the future if and when we decide to sell such assets. Furthermore, we may be required to sell these assets at a time at which we would not be able to realize what we believe to be the long-term value of these assets. For example, if we were deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be required to sell some or all of such assets so that we would not be subject to the requirements of the Investment Company Act. Additionally, we may have to pay significant taxes upon the sale or transfer of these assets. Accordingly, we may never realize the value of these assets relative to the contributions we made to these businesses.
We may experience significant fluctuations in our operating results. If we are unable to achieve or sustain profitability, our prospects would be adversely affected and investors may lose some or all of the value of their investment.

Our operating results may vary significantly and are not necessarily an indication of future performance. These fluctuations may be a result of a variety of factors, some of which are beyond our control, such as the current COVID-19 pandemic. In addition, we experience seasonal fluctuations in our financial results. For Mobility, we typically generate higher revenue in our fourth quarter compared to other quarters due in part to fourth quarter holiday and business demand, and typically generate lower revenue in our third quarter compared to other quarters due in part to less usage of our platform during peak vacation season in certain cities, such as Paris. We have typically experienced lower quarter-over-quarter growth in Mobility in the first quarter. In 2021, we experienced less seasonality as a result of the COVID-19 pandemic and related restrictions, which altered typical travel patterns. For Delivery, we expect to experience seasonal increases in our revenue in the first and fourth quarters compared to the second and third quarters, although the historical growth of Delivery has masked these seasonal fluctuations; however, in 2021, we experienced less seasonality as a result of the COVID-19 pandemic and related restrictions, which accelerated the growth of Delivery in 2021 as cities imposed dining restrictions and shelter in place orders. Our growth has made, and may in the future make, seasonal fluctuations difficult to detect. We expect these seasonal trends to become more pronounced over time as our growth slows. Other seasonal trends may develop or these existing seasonal trends may become more extreme, which would contribute to fluctuations in our operating results. In addition to seasonality, our operating results may fluctuate as a result of factors including our ability to attract and retain new platform users, increased competition in the markets in which we operate, our ability to expand our operations in new and existing markets, our ability to maintain an adequate growth rate and effectively manage that growth, our ability to keep pace with technological changes in the industries in which we operate, changes in governmental or other regulations affecting our business, harm to our brand or reputation, and other risks described elsewhere in this Annual Report on Form 10-K. As such, we may not accurately forecast our operating results. We base our expense levels and investment plans on estimates, which has become more challenging in light of the COVID-19 pandemic. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If we are unable to achieve sustained profits, our prospects would be adversely affected and investors may lose some or all of the value of their investment.
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
In 2021, we derived 23% of our Mobility Gross Bookings from five metropolitan areas—Chicago, Miami, and New York City in the United States, Sao Paulo in Brazil, and London in the United Kingdom. We experience strong competition in large metropolitan areas, which has led us to offer significant Driver incentives and consumer discounts and promotions in these large metropolitan areas. As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these large metropolitan areas. Outbreaks of contagious diseases or other viruses, such as COVID-19, could lead to a sustained decline in the desirability of living, working and congregating in metropolitan areas in which we operate. Any short-term or long-term shifts in the travel patterns of consumers away from metropolitan areas, due to health concerns regarding epidemics or pandemics such as COVID-19, could have an adverse impact on our Mobility Gross Bookings from these areas. An economic downturn, increased competition, or regulatory obstacles in any of these key metropolitan areas would adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business. Furthermore, if we are unable to renew existing licenses or do not receive new licenses in key metropolitan areas where we operate or such licenses are terminated, any inability to operate in such metropolitan area, as well as the publicity concerning any such termination or non-renewal, could adversely affect our business, financial condition, and operating results.
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
In 2021, we generated 11% of our Mobility Gross Bookings from trips that either started or were completed at an airport. As a result of this concentration, our operating results are susceptible to existing regulations and regulatory changes that impact the ability of drivers using our platform to provide trips to and from airports. In addition, as a result of the COVID-19 pandemic, travel behavior has changed and airline travel has slowed, reducing the demand for Mobility to and from airports. Sustained declines in air travel due to COVID-19, or other travel-related health concerns, could continue to suppress demand for airport-related Mobility and reduce our Mobility Gross Bookings from airport trips. Certain airports currently regulate ridesharing within airport boundaries, including by mandating that ridesharing service providers obtain airport-specific licenses, and some airports, particularly those outside the United States, have banned ridesharing operations altogether. Despite such bans, some Drivers continue to provide Mobility services, including trips to and from airports, despite lacking the requisite permits. Such actions may result in the imposition of fines or sanctions, including further bans on our ability to operate within airport boundaries, against us or Drivers. Additional bans on our airport operations, or any permitting requirements or instances of non-compliance by Drivers, would significantly disrupt our operations. In addition, if drop-offs or pick-ups of riders become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, the number of Drivers or consumers could decrease, which would adversely affect our business, financial condition, and operating results. While we have entered into agreements with most major U.S. airports as well as certain airports outside the United States to allow the use of our platform within airport boundaries, we cannot guarantee that we will be able to renew such agreements on favorable terms if at all, and we may not be successful in negotiating similar agreements with airports in all jurisdictions.
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
We have invested, and we may continue to invest, substantial amounts in companies with whom we partner to offer autonomous vehicle technologies on our platform. For example, in January 2021, we completed the merger of our autonomous technologies business with Aurora, and included a $400 million investment in the combined company and a commercial agreement pursuant to which we and Aurora will collaborate with respect to the launch and commercialization of self-driving vehicles on our ridesharing network. We believe that autonomous vehicle technologies may have the ability to meaningfully impact the industries in which we compete and that autonomous vehicles present substantial opportunities. Several companies other than Aurora, including Waymo, Cruise Automation, Tesla, Apple, Zoox (which Amazon has acquired), Aptiv, and Nuro, are developing autonomous vehicle technologies, either alone or through collaborations with car manufacturers, and we expect that they will use such technology to further compete with us in the mobility, delivery, or logistics industries. Waymo has already introduced a commercialized ridehailing fleet of autonomous vehicles, and it is possible that our competitors could introduce autonomous vehicle offerings earlier than we will be able to offer autonomous vehicles on our platform through our commercial agreement with Aurora or other partners. In the event that our competitors bring autonomous vehicles to market before we are able to offer autonomous vehicles on our platform, or their technology is or is perceived to be superior to the technology of parties with which we partner to offer autonomous vehicles on our platform, they may be able to leverage such technology to compete more effectively with us, which would adversely impact our financial performance and our prospects. For example, use of autonomous vehicles could substantially reduce the cost of providing ridesharing, delivery, or logistics services, which could allow competitors to offer such services at a substantially lower price as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our financial performance and prospects would be adversely impacted.
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
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. Challenges related to our historical culture and workplace practices and negative publicity we experience have in the past led to significant attrition and made it more difficult to attract high-quality employees. Our employees have been working from home for almost two years in light of the COVID-19 pandemic, and although we announced our “return to office” plan, which includes shifting to a hybrid model where employees have flexibility to work from home, we have not yet set a return-to-office-date in light of the dynamic nature of the pandemic. A hybrid model may create challenges, including challenges maintaining our corporate culture, increasing attrition or limiting our ability to attract employees if individuals prefer to continue working full time at home or in the office, or if there are instances of COVID-19 at the office. Prolonged remote work, as well as COVID-19 more generally, introduced new dynamics into the households of many of our employees, including struggling with work-life balance and feelings of stress and social isolation, and we experienced higher levels of attrition. Future challenges related to our culture and workplace practices or additional negative publicity could lead to further attrition and difficulty attracting high-quality employees.
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
Increases in fuel, food, labor, energy, and other costs due to inflation and other factors could adversely affect our operating results.
Factors such as inflation, increased fuel prices, and increased vehicle purchase, rental, or maintenance costs, including increased prices of new and used vehicle parts as a result of recent global supply chain challenges, may increase the costs incurred by Drivers and carriers when providing services on our platform. Similarly, factors such as inflation, increased food costs, increased labor and employee benefit costs, increased rental costs, and increased energy costs may increase merchant operating costs, particularly in certain international markets, such as Egypt. Many of the factors affecting Driver, merchant, and carrier costs are beyond the control of these parties. In many cases, these increased costs may cause Drivers and carriers to spend less time providing services on our platform or to seek alternative sources of income. Likewise, these increased costs may cause merchants to pass costs on to consumers by increasing prices, which would likely cause order volume to decline, may cause merchants to cease operations altogether, or may cause carriers to pass costs on to shippers, which may cause shipments on our platform to decline. A decreased supply of Drivers, consumers, merchants, shippers, or carriers on our platform would decrease our network liquidity, which could harm our business and operating results.
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
To continue to retain and attract Drivers, consumers, merchants, shippers, and carriers to our platform, we will need to continue to invest in the development of new products, offerings, and features that add value for Drivers, consumers, merchants, shippers, and carriers and that differentiate us from our competitors. For example, in January 2020, we introduced a number of product changes in California intended to, among other things, provide Drivers with more information about rider destinations, trip distance, and expected fares, display prices more clearly, and allow users to select preferred Drivers, all of which are intended to further strengthen the independence of Drivers in California and protect their ability to work flexibly when using the Uber platform.
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
In certain jurisdictions, including India, Brazil, and Mexico, as well as certain other countries in Latin America, Europe, the Middle East, and Africa, we allow consumers to use cash to pay Drivers the entire fare of rides and cost of meal deliveries (including our service fee from such rides and meal or grocery deliveries). In 2021, cash-paid trips accounted for approximately 7% of our global

Gross Bookings. This percentage may increase in the future, particularly in the markets in which Careem operates. The use of cash in connection with our technology raises numerous regulatory, operational, and safety concerns. For example, many jurisdictions have specific regulations regarding the use of cash for ridesharing and certain jurisdictions prohibit the use of cash for ridesharing. Failure to comply with these regulations could result in the imposition of significant fines and penalties and could result in a regulator requiring that we suspend operations in those jurisdictions. In addition to these regulatory concerns, the use of cash with our Mobility products and Delivery offering can increase safety and security risks for Drivers and riders, including potential robbery, assault, violent or fatal attacks, and other criminal acts. In certain jurisdictions such as Brazil, serious safety incidents resulting in robberies and violent, fatal attacks on Drivers while using our platform have been reported. If we are not able to adequately address any of these concerns, we could suffer significant reputational harm, which could adversely impact our business.
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
In 2021, 74% of our Gross Bookings were paid by either credit card or debit card. As such, the loss of our credit card acceptance privileges would significantly limit our business model. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry (“PCI”) and Data Security Standard (the “Standard”). The Standard is a comprehensive set of requirements for enhancing payment account data security developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. Our failure to comply with the Standard and other network operating rules could result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in the payment card network rules, we may be required to submit to periodic audits, self-assessments, or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self- assessment, or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Moreover, the payment card networks could adopt new operating rules or interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. In addition to violations of network rules, including the Standard, any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, could increase our costs, or could otherwise harm our business. The loss of our credit card acceptance privileges for any one of these reasons, or the significant modification of the terms under which we obtain credit card acceptance privileges, may have an adverse effect on our business, revenue, and operating results.
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
Various other factors may also cause system failures or security breaches, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, errors by our employees or third-party service providers, or breaches in the security of these systems or platforms. For example, fraudsters may attempt to induce employees or platform users to disclose information to gain access to our data or the data of platform users. If our incident response, disaster recovery, and business continuity plans do not resolve these issues in an effective manner, they could result in adverse impacts to our business operations and our financial results. Because of our prominence, the number of platform users, and the types and volume of personal data on our systems, we may be a particularly attractive target for such attacks. Although we have developed, and continue to develop, systems and processes that are designed to protect our data and that of platform users, and to prevent data loss, undesirable activities on our platform, and security breaches, we cannot guarantee that such measures will provide absolute security. Our efforts on this front may be unsuccessful as a result of, for example, software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve, and we may incur significant costs in protecting against or remediating cyber-attacks. Any actual or perceived failure to maintain the performance, reliability, security, and availability of our products, offerings, and technical infrastructure to the satisfaction of platform users and certain regulators would likely harm our reputation and result in loss of revenue from the adverse impact to our reputation and brand, disruption to our business, and our decreased ability to attract and retain Drivers, consumers, merchants, shippers, and carriers.
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
We face climate change related physical and transition risks, which include the risk of market shifts toward electric vehicles (“EVs”) and lower carbon business models and risks related to extreme weather events or natural disasters. Climate-related events, including the increasing frequency, severity and duration of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of merchants, shippers, carriers and Drivers using our platform, and may cause us to experience higher losses and additional costs to maintain or resume operations. Additionally, we are subject to emerging climate policies such as a regulation adopted in California in May 2021 requiring 90% of vehicle miles traveled by rideshare fleets in California to have been in zero emission vehicles by 2030, with interim targets beginning in 2023. In addition, Drivers may be subject to climate-related policies that indirectly impact our business, such as the Congestion Charge Zone and Ultra Low Emission Zone schemes adopted in London that impose fees on drivers in fossil-fueled vehicles, which may impact our ability to attract and maintain Drivers on our platform, and to the extent we experience Driver supply constraints in a given market, we may need to increase Driver incentives.
We have made climate related commitments that require us to invest significant effort, resources, and management time and circumstances may arise, including those beyond our control, that may require us to revise the contemplated timeframes for implementing these commitments.
We have made climate related commitments, including our commitment to 100% renewable electricity for our U.S. offices by 2025, our commitment to net zero climate emissions from corporate operations by 2030, and our commitment to be a net zero company by 2040. In addition, our Supplier Code of Conduct sets environmental standards for our supply chain, and we recognize that there are inherent climate-related risks wherever business is conducted. Progressing towards our climate commitments requires us to invest significant effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise our timelines and/or climate commitments. For example, the COVID-19 pandemic has negatively impacted our ability to dedicate resources to make the progress on our climate commitments that we initially anticipated. In addition, our ability to meet our climate commitments is dependent on external factors such as rapidly changing regulations, policies and related interpretation, advances in technology such as battery storage, as well the availability, cost and accessibility of EVs to Drivers, and the availability of EV charging infrastructure that can be efficiently accessed by Drivers. Any failure to meet regulatory requirements related to climate change, or to meet our stated climate change commitments on the timeframe we committed to, or at all, could have an adverse impact on our costs and ability to operate, as well as harm our brand, reputation, and consequently, our business.
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
As of December 31, 2021, we had total outstanding indebtedness of $9.4 billion aggregate principal amount. In addition, up to approximately $238 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of December 31, 2021. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. U.S. tax legislation enacted in 2017, and modified in 2020, has significantly changed the U.S. federal income taxation of U.S. corporations. The legislation and regulations promulgated in connection therewith remain unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and incremental implementing regulations by the U.S. Treasury and U.S. Internal Revenue Service (the “IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it remains unclear in some instances how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
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
As of December 31, 2021, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $14.9 billion and $12.4 billion, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2018 will begin to expire in 2031, and the state net operating loss carryforward amounts of $10.2 billion will begin to expire in 2022. As of December 31, 2021, we also had foreign net operating loss carryforwards of $10.6 billion, of which $507 million will begin to expire in 2023. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change U.S. federal net operating loss carryforwards and other pre-change U.S. federal tax attributes, such as research tax credits, to offset its post-change income may be limited. Many U.S. states follow similar rules for restricting use of tax attributes after an ownership change. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards and other tax attributes to offset U.S. federal and state taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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
As part of our business strategy, we have entered into, and expect to continue to enter into, agreements to acquire companies, form joint ventures, divest portions or aspects of our business, sell minority stakes in portions or aspects of our business, and acquire complementary companies or technologies, including our Yandex.Taxi joint venture in Russia/CIS, our joint venture with an affiliate of SK Telecom Co., Ltd., and our acquisitions of Careem, Cornershop, Postmates, Drizly and Transplace. Competition within our industry for acquisitions of businesses, technologies, and assets is intense. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors.
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
Traditional taxicab and car service operators in various jurisdictions continue to lobby legislators and regulators to block our Mobility products or to require us to comply with regulatory, insurance, record-keeping, licensing, and other requirements to which taxicab and car services are subject. For example, in January 2019, we suspended our Mobility products in Barcelona after the regional government enacted regulations mandating minimum wait times before riders could be picked up by ridesharing drivers; in March 2021, we returned to Barcelona via taxis only. In December 2018, New York City’s Taxi and Limousine Commission implemented a per-mile and per-minute minimum trip payment formula, designed to establish a minimum pay standard, for drivers providing for-hire services in New York City, such as those provided by Drivers on our platform. These minimum rates took effect in February 2019. Since implementation, these regulations have had an adverse impact on our financial performance in New York City and may continue to do so in the future. In August 2018, the New York City Council voted to approve various measures to further regulate our business, including driver earning rules, licensing requirements, and a one-year freeze on new for-hire vehicle licenses for ridesharing services like those enabled via our platform, while the city studies whether a permanent freeze would help reduce congestion. In August 2019, New York City’s Taxi and Limousine Commission voted to extend such freeze on for-hire vehicle licenses and also voted to enact a new “cruising cap,” intended to reduce the number of for-hire vehicles operating without passengers on platforms like ours in the central business district of New York City. Although such “cruising cap” was struck down by a New York state judge in December 2019, the freeze on for-hire vehicle licenses remains. Additionally, in November 2019, a ballot measure to impose a surcharge on ridesharing trips in San Francisco was passed by voters in San Francisco and such surcharge took effect on January 1, 2020. Also in January 2020, a new tax went into effect in Chicago that imposes a surcharge of up to $3 per ridesharing trip taken in Chicago. In addition, in October 2020, the Seattle City Council passed a minimum pay standard for drivers providing services on our platform that went into effect on January 1, 2021, and other jurisdictions have in the past considered or may consider regulations which would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Similar legislative or regulatory initiatives are being considered or have been enacted in countries outside the United States. If other jurisdictions impose similar regulations, our business growth could be adversely affected.
In certain jurisdictions, we are subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. In such jurisdictions, we may be subject to regulatory fines and proceedings and, in certain cases, may be required to cease operations altogether if we continue to operate our business as currently conducted, unless and until such laws and regulations are reformed to clarify that our business operations are fully compliant. For example, in September 2020, the Hong Kong Court of Final Appeal issued a ruling against a group of drivers who used the Uber app, concluding that by driving for hire without a Hire Car Permit, they violated the local Road Traffic Ordinance. We are considering further legal challenges and possible policy solutions. However, these developments may adversely affect our ability to offer ridesharing services and negatively impact our financial performance in Hong Kong. As another example, in January 2020, we ceased offering our Mobility products in Colombia after a Colombian court ruled that we violated local competition laws. In response, we appealed the decision, made certain changes to our Mobility products in Colombia and re-launched Mobility in Colombia in February 2020, and in June 2020, the Appeals Court of Bogota revoked its order to block Mobility products in Colombia. Furthermore, in certain of these jurisdictions, we continue to provide our products and offerings while we assess the applicability of these laws and regulations to our products and offerings or while we seek regulatory or policy changes to address concerns with respect to our ability to comply with these laws and regulations. Our decision to continue operating in these instances has come under investigation or has otherwise been subject to scrutiny by government authorities. Our continuation of this practice and other past practices may result in fines or other penalties against us and Drivers imposed by local regulators, potentially increasing the risk that our licenses or permits that are necessary to operate in such jurisdictions will not be renewed. Such fines and penalties have in the past been, and may in the future continue to be, imposed solely on Drivers, which may cause Drivers to stop providing services on our platform. In many instances, we make the business decision as a gesture of goodwill to pay the fines on behalf of Drivers or to pay Drivers’ defense costs, which, in the aggregate, can be in the millions of dollars. Furthermore, such business practices may also result in negative press coverage, which may discourage Drivers and consumers from using our platform and could adversely affect our revenue. In addition, we face regulatory obstacles, including those lobbied for by our competitors or from local governments globally, that have favored and may continue to favor local or incumbent competitors, including obstacles for potential Drivers seeking to obtain required licenses or vehicle certifications. In addition, an increasing number of municipalities have proposed delivery network fee caps with respect to our Delivery offering and caps on surge pricing with respect to our Mobility offering. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or Drivers are required to comply with regulatory and other requirements applicable to taxicab and car services, our revenue and growth would be adversely affected.
Our business is subject to numerous legal and regulatory risks that could have an adverse impact on our business and future prospects.
As of December 31, 2021, our platform is available in approximately 10,500 cities across approximately 72 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
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
Additionally, effective January 1, 2021, the United Kingdom exited from the European Union (“EU”), an event commonly referred to as Brexit. The UK represented approximately 8.3% of our global Mobility Gross Bookings in 2021.
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
We expect that the U.S. antitrust enforcement agencies (e.g., the DOJ and the FTC) will continue to closely scrutinize merger activity, with a particular focus on the technology sector, and there can be no assurance that proposed, completed or future mergers, acquisitions and divestitures will not be the subject of an investigation or enforcement action by the DOJ or the FTC. Changes in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our future acquisitions, divestitures, operations and growth.
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
Starting in December 2020, payments made by platform users with payment accounts in the EEA for services provided through our platform may be subject to Strong Customer Authentication (“SCA”) regulatory requirements. In many cases, SCA will require a platform user to engage in additional steps to authenticate each payment transaction. These additional authentication requirements in EEA or similar requirements, such as tokenization, in other countries may make our platform user experience substantially less convenient, and such loss of convenience could meaningfully reduce the frequency with which platform users use our platform or could cause some platform users to stop using our platform entirely, which could adversely affect our business, financial condition, operating results, and prospects. Further, as a result of implementing SCA, many payment transactions on our platform may fail to be authenticated due to platform users not completing all necessary authentication steps. Thus, in some cases, we may not receive payment from consumers in advance of paying Drivers for services received by those users. A substantial increase in the frequency with which we make Driver payments without having received corresponding payments from consumers could adversely affect our business, financial condition, operating results, and prospects.
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
We are the subject of DOJ criminal and civil inquiries and investigations, as well as civil enforcement inquiries and investigations by other government agencies, including state AG offices in the United States and abroad. Those inquiries and investigations cover a broad range of matters, including our business practices, such as fees, pricing, and related disclosures, as well as data deletion and document retention policies related to the 2016 Breach, which involved the breach of certain archived consumer data hosted on a cloud-based service that outside actors accessed and downloaded. We have in the past and may in the future, settle claims related to such matters. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the U.S. Federal Trade Commission (the “FTC”), which the FTC Commissioners approved in October 2018. In November and December 2018, U.K., Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. The 2016 Breach has led to, and may continue to lead to, additional costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. As another example, the California Public Utilities Commission (the “CPUC”) issued a proposed $59 million fine against us for not producing certain information, including personal information related to incidents disclosed in our 2019 US Safety Report. We negotiated the total payment to $9.15 million ($150,000 as a fine and $9 million to fund safety initiatives), which was approved by the CPUC in December 2021. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.
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
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the EEA. We rely on transfer mechanisms permitted under these laws, including the EU Standard Contract Clauses. Such mechanisms have received heightened regulatory and judicial scrutiny and are undergoing modifications, and a 2020 decision by the Court of Justice of the European Union casts doubt on the adequacy of all of the formerly-approved mechanisms for transferring personal data from countries in the EEA to certain other countries such as the United States. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data of Drivers, consumers, or employees in those regions, which could have an adverse effect on our business, financial condition, and operating results. In addition, we may be required to disclose personal data pursuant to demands from government agencies, including from state and city regulators as a requirement for obtaining or maintaining a license or otherwise, from law enforcement agencies, and from intelligence agencies. This disclosure may result in a failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations, could result in proceedings or actions against us in the same or other jurisdictions, and could have an adverse impact on our reputation and brand. In addition, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationship with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing significant fines or penalties against us or shutting down our or Careem’s app on either a temporary or indefinite basis. Further, if any jurisdiction in which we operate changes its laws, rules, or regulations relating to data residency or local computation such that we are unable to comply in a timely manner or at all, we may risk losing our rights to operate in such jurisdictions. This could adversely affect the manner in which we provide our products and offerings and thus materially affect our operations and financial results.
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
Our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. Although the Delaware Supreme Court has held that such exclusive forum provisions are facially valid, courts in other jurisdictions may find such provisions to be unenforceable.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
As of December 31, 2021, we leased and owned office facilities around the world totaling 10.6 million square feet, including 2.6 million square feet for our corporate headquarters in the San Francisco Bay Area, California.
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
Legal Proceedings Described in Note 15 to Our Consolidated Financial Statements
Note 15 – Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2021 contained in this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 15 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Tax Proceedings
•Google v. Levandowski; Google v. Levandowski & Ron
Legal Proceedings That Are Not Described in Note 15 to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 15 to our consolidated financial statements for the year ended December 31, 2021 contained in this Annual Report on Form 10-K, and incorporated into this item by reference, the following matters also constitutes material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.

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
Holders of our Common Stock
As of February 22, 2022, there were 1,418 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
In October 2021, we issued 18,871,636 shares of our common stock in connection with our acquisition of The Drizly Group, Inc., a Delaware corporation (“Drizly”). These shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
In October 2021, we issued 398 shares of our common stock to holders of Careem Convertible Notes who elected to convert the balance of such notes to common stock at a conversion price of $55 per share. The shares were exempt from registration pursuant to Regulation S of the Securities Act.

Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Uber Technologies, Inc. under the Securities Act, or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, (“S&P 500”), and the S&P 500 Information Technology Sector Index (“S&P 500 IT”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on May 10, 2019, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021, for reference to discussion of the fiscal year ended December 31, 2019, the earliest of the three fiscal years presented.
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
Overview
We are a technology platform that uses a massive network, leading technology, operational excellence, and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform. We connect consumers with providers of ride services and merchants as well as delivery service providers for meal preparation, grocery and other delivery services. Uber also connects consumers with public transportation networks. We use this same network, technology, operational excellence, and product expertise to connect shippers with carriers in the freight industry. We are also developing technologies that provide new solutions to solve everyday problems.

COVID-19
In March 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) a pandemic. The COVID-19 pandemic has rapidly changed market and economic conditions globally, impacting Drivers, Merchants, consumers and business partners, as well as our business, results of operations, financial position, and cash flows. Various governmental restrictions, including the declaration of a federal National Emergency, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, restrictions on travel, limitations on social or public gatherings, and other measures have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the global demand for Mobility rides. Furthermore, we are experiencing and expect to continue to experience Driver supply constraints, and such supply constraints have been and may continue to be impacted by concerns regarding the COVID-19 pandemic.
COVID-19 Response Initiatives
We continue to prioritize the health and safety of our consumers, Drivers and Merchants, our employees and the communities we serve and continue to believe we will play an important role in the economic recovery of cities around the globe. We are focused on navigating the challenges presented by COVID-19 through preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. The pandemic has reduced the demand for our Mobility offering globally, while accelerating the growth of our Delivery offerings. We have responded to the COVID-19 pandemic by launching new, or expanding existing, services or features on an expedited basis, particularly those related to delivery of food and other goods.
To comply with social distancing guidelines of national, state and local governments, we have temporarily suspended our shared rides Mobility offering in most markets, and implemented “leave at door” delivery options for Delivery offerings. Additionally, we have asked that all employees who are able to do so, to work remotely.
As vaccination rates increase in the United States, we are observing that consumer demand for Mobility is recovering faster than driver availability, and consumer demand for Delivery continues to exceed Courier availability. During the first half of 2021, we announced that we are increasing investments in driver incentives to improve driver availability in the near-term.
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
On March 16, 2021, we announced that more than 70,000 drivers in the UK will be treated as workers, earning at least the National Living Wage when driving with Uber. They will also be paid for holiday time and all those eligible will be automatically enrolled into a pension plan. We have also completed a settlement process with drivers in the UK to proactively resolve historical claims relating to their classification under UK law.
On June 23, 2021, we received a compliance notice from the UK pension regulator to facilitate our auto-enrollment implementation. The pension regulator has confirmed that Uber will be required to pay historic company contributions, but that we are not required to pay the driver component of historic pension contributions unless we fail to comply in which case the amount equivalent to those contributions would be payable as a penalty. We have completed the enrollment of eligible drivers in the UK into a pension plan.
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
For a discussion of risk factors related to how misclassification challenges may impact our business, result of operations, financial position and operating condition and cash flows, see the risk factor titled “-Our business would be adversely affected if Drivers were classified as employees, workers or quasi-employees” included in Part I, Item 1A, “Risk Factors”, and Note 15 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in Note 1 – Description of Business and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” and the section titled “Critical Accounting Estimates” in Part II, Item 7, of this Annual Report on Form 10-K.

Financial and Operational Highlights

	Year Ended December 31,			Constant Currency (1)
(In millions, except percentages)	2020	2021	2020 to 2021 % Change	2020 to 2021 % Change
Monthly Active Platform Consumers (“MAPCs”) (2), (3)	93	118	27%
Trips (2)	5,025	6,368	27%
Gross Bookings (2)	$57,897	$90,415	56%	53%
Revenue	$11,139	$17,455	57%	54%
Net loss attributable to Uber Technologies, Inc. (4)	$(6,768)	$(496)	93%
Mobility Adjusted EBITDA	$1,169	$1,596	37%
Delivery Adjusted EBITDA	$(873)	$(348)	60%
Adjusted EBITDA (1), (2)	$(2,528)	$(774)	69%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” below for more information.
(3) MAPCs presented for annual periods are MAPCs for the fourth quarter of the year.
(4) Net loss attributable to Uber Technologies, Inc. includes stock-based compensation expense of $827 million and $1.2 billion during the years ended December 31, 2020 and 2021, respectively.

Highlights for 2021
Overall Gross Bookings increased by $32.5 billion in 2021, up 56%, or 53% on a constant currency basis, compared to 2020. Delivery Gross Bookings grew 66% from 2020, on a constant currency basis, due to an increase in food delivery orders and higher basket sizes as a result of stay-at-home order demand related to COVID-19, as well as continued expansion across U.S. and international markets. Additionally, we saw an increase in Delivery revenue resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Couriers for services provided. Mobility Gross Bookings grew 36%, on a constant currency basis, from 2020, due to increases in Trip volumes as the business recovers from the impacts of COVID-19.
Revenue was $17.5 billion, or up 57% year-over-year, reflecting the overall growth in our Delivery business and an increase in Freight revenue attributable to the acquisition of Transplace in the fourth quarter of 2021 as well as growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Net loss attributable to Uber Technologies, Inc. was $496 million, a 93% improvement year-over-year, driven by a $1.6 billion pre-tax gain on the sale of our ATG Business to Aurora, a $1.6 billion pre-tax net benefit relating to Uber’s equity investments, as well as reductions in our fixed cost structure and increased variable cost efficiencies. Net loss attributable to Uber Technologies, Inc. also included $1.2 billion of stock-based compensation expense.
Adjusted EBITDA loss was $774 million, improving $1.8 billion from 2020 with Mobility Adjusted EBITDA profit of $1.6 billion. Additionally, Delivery Adjusted EBITDA loss of $348 million, improved $525 million and Delivery Adjusted EBITDA margin as a percentage of Delivery Gross Bookings improved to (0.7)% from (2.9)%, compared to 2020.
We ended the year with $4.3 billion in cash and cash equivalents.
Other Developments for 2021
Acquisitions
Remaining Interests in Cornershop
In August 2021, we completed the acquisition of the remaining 45% ownership interest in Cornershop Cayman (“Cornershop”), or 47%, on a fully-diluted basis, in an all-stock transaction.
Drizly
On October 12, 2021, we completed the acquisition of 100% ownership interest in The Drizly Group, Inc. (“Drizly”), an on-demand alcohol marketplace in North America, allowing us to expand alcohol offerings in our Delivery business.

Transplace
On November 12, 2021, we completed the acquisition of 100% ownership interest in Tupelo Parent, Inc. (“Transplace”), a leading transportation management and third-party logistics provider in North America. The acquisition of Transplace is expected to allow us to expand our Uber Freight business through Transplace’s expertise in transportation management.
For additional information on acquisitions, see Note 18 – Business Combinations included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Divestitures
ATG Business to Aurora
On January 19, 2021, we completed the previously announced sale of Apparate USA LLC (“Apparate” or the “ATG Business”), a subsidiary focused on the development and commercialization of autonomous vehicle technology, to Aurora Innovation, Inc. (“Aurora”). As a result, our controlling interest and the non-controlling interests in the ATG Business were settled, and ownership of the ATG Business transferred to Aurora. For additional information, see Note 19 – Divestitures included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Other Developments
MLU B.V. and Uber Russia/CIS Operations
On August 30, 2021, we entered into an agreement (the “Framework Agreement”) with Yandex N.V. (“Yandex”) to restructure our joint ventures, MLU B.V. and Yandex Self Driving Group B.V. (“SDG”). Pursuant to the Framework Agreement, we completed the sale of our entire equity interest in SDG and 4.5% of our equity interest in MLU B.V. to Yandex during the third quarter of 2021. During the fourth quarter of 2021 and pursuant to the Framework Agreement, MLU B.V. completed the spin-off of its delivery businesses: Yandex.Eats, Yandex.Lavka and Yandex.Delivery (collectively, “Demerged Businesses”). Immediately following the demerger, Yandex acquired all of our equity interest in the Demerged Businesses. For additional information, see Note 4 - Equity Method Investments included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Legacy Auto Insurance Transfer
On September 27, 2021, Aleka Insurance, Inc., our wholly-owned captive insurance subsidiary, entered into a Loss Portfolio Transfer Reinsurance Agreement (the “LPTA”) with James River Group companies (“James River”), effective July 1, 2021. Pursuant to the LPTA, our captive insurance subsidiary reinsured certain automobile liability insurance risks relating to activity on our platform between 2013 and 2019 in exchange for payment by James River to our captive insurance subsidiary of a premium. For additional information, see Note 1 – Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Revenue Recognition,” “Note 1 – Description of Business and Summary of Significant Accounting Policies,” and “Note 2 – Revenue” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
Research and Development
Research and development expenses primarily consist of compensation costs, including stock-based compensation, for employees in engineering, design and product development. Expenses includes ATG and Other Technology Programs development expenses prior to the divestiture of our ATG business in January 2021, as well as expenses associated with ongoing improvements to, and maintenance of, existing products and services, and allocation of certain corporate costs. We expense substantially all research and development expenses as incurred.
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
As our business recovers from the impacts of COVID-19 and Trip volume increases, we expect that general and administrative expenses will increase on an absolute dollar basis for the foreseeable future, but decrease as a percentage of revenue as we achieve improved fixed cost leverage and efficiencies in our internal support functions.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on buildings, site improvements, computer and network equipment, software, leasehold improvements, furniture and fixtures, and amortization of intangible assets. Depreciation includes expenses associated with buildings, site improvements, computer and network equipment, leased vehicles, and furniture, fixtures, as well as leasehold improvements. Amortization includes expenses associated with our capitalized internal-use software and acquired intangible assets.
As our business recovers from the impacts of COVID-19, we would anticipate depreciation and amortization expenses to increase as we continue to build out our network infrastructure and building locations.
Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount. For additional detail related to our debt obligations, see “Note 7 – Long-Term Debt and Revolving Credit Arrangements” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
•Gain on business divestitures, net.
•Gain from sale of investments, which consists primarily of gain from the sale of our entire equity interest in the Yandex Self Driving Group B.V. (“SDG”), and the derecognition of our entire equity interest in the Demerged Businesses.
•Unrealized gain (loss) on debt and equity securities, net, which consists primarily of gains (losses) from fair value adjustments relating to our marketable and non-marketable securities.
•Impairment of debt and equity securities, primarily related to an impairment charge recognized on our Didi investment.
•Other, net.
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
Results of Operations
The following table summarizes our consolidated statements of operations for each of the periods presented (in millions):

	Year Ended December 31,
	2020	2021

Revenue	$11,139	$17,455
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5,154	9,351
Operations and support	1,819	1,877
Sales and marketing	3,583	4,789
Research and development	2,205	2,054
General and administrative	2,666	2,316
Depreciation and amortization	575	902
Total costs and expenses	16,002	21,289
Loss from operations	(4,863)	(3,834)
Interest expense	(458)	(483)
Other income (expense), net	(1,625)	3,292
Loss before income taxes and loss from equity method investments	(6,946)	(1,025)
Provision for (benefit from) income taxes	(192)	(492)
Loss from equity method investments	(34)	(37)
Net loss including non-controlling interests	(6,788)	(570)
Less: net loss attributable to non-controlling interests, net of tax	(20)	(74)
Net loss attributable to Uber Technologies, Inc.	$(6,768)	$(496)

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Year Ended December 31,
	2020	2021

Revenue	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	46%	54%
Operations and support	16%	11%
Sales and marketing	32%	27%
Research and development	20%	12%
General and administrative	24%	13%
Depreciation and amortization	5%	5%
Total costs and expenses	144%	122%
Loss from operations	(44)%	(22)%
Interest expense	(4)%	(3)%
Other income (expense), net	(15)%	19%
Loss before income taxes and loss from equity method investments	(62)%	(6)%
Provision for (benefit from) income taxes	(2)%	(3)%
Loss from equity method investments	—%	—%
Net loss including non-controlling interests	(61)%	(3)%
Less: net loss attributable to non-controlling interests, net of tax	—%	—%
Net loss attributable to Uber Technologies, Inc.	(61)%	(3)%
(1) Totals of percentage of revenues may not foot due to rounding.
Comparison of the Years Ended December 31, 2020 and 2021
Revenue

	Year Ended December 31,		2020 to 2021 % Change
(In millions, except percentages)	2020	2021

Revenue	$11,139	$17,455	57%
2021 Compared to 2020
Revenue increased $6.3 billion, or 57%, primarily attributable to an increase in Gross Bookings of 56%, or 53% on a constant currency basis. The increase in Gross Bookings was primarily driven by an increase in Delivery Gross Bookings of 71%, or 66% on a constant currency basis, due to an increase in food delivery orders and higher basket sizes as a result of stay-at-home order demand related to COVID-19, as well as continued expansion across U.S. and international markets. The increase was also driven by Mobility Gross Bookings growth of 38%, or 36% on a constant currency basis, due to increases in Trip volumes as the business recovers from the impacts of COVID-19. Additionally, we saw an increase in Delivery revenue resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Couriers for services provided.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Year Ended December 31,		2020 to 2021 % Change
(In millions, except percentages)	2020	2021

Cost of revenue, exclusive of depreciation and amortization	$5,154	$9,351	81%
Percentage of revenue	46%	54%
2021 Compared to 2020
Cost of revenue, exclusive of depreciation and amortization, increased $4.2 billion, or 81%, mainly due to a $2.1 billion increase in Courier payments and incentives in certain markets, a $660 million increase in insurance expense primarily due to an increase in miles driven in our Delivery business, and a $873 million increase in Freight carrier payments.

Operations and Support

	Year Ended December 31,		2020 to 2021 % Change
(In millions, except percentages)	2020	2021

Operations and support	$1,819	$1,877	3%
Percentage of revenue	16%	11%
2021 Compared to 2020
Operations and support expenses increased $58 million, or 3%, primarily attributable to a $71 million increase in external contractor expenses and a $67 million increase in stock-based compensation expense, partially offset by an $82 million decrease in employee headcount costs.
Sales and Marketing

	Year Ended December 31,		2020 to 2021 % Change
(In millions, except percentages)	2020	2021

Sales and marketing	$3,583	$4,789	34%
Percentage of revenue	32%	27%
2021 Compared to 2020
Sales and marketing expenses increased $1.2 billion, or 34%, primarily attributable to a $681 million increase in consumer advertising expenses as well as an increase in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $384 million to $2.4 billion compared to $2.0 billion in the same period in 2020.
Research and Development

	Year Ended December 31,		2020 to 2021 % Change
(In millions, except percentages)	2020	2021

Research and development	$2,205	$2,054	(7)%
Percentage of revenue	20%	12%
2021 Compared to 2020
Research and development expenses decreased $151 million, or 7%, primarily attributable to a $211 million decrease in employee related costs and a $85 million decrease in restructuring and related charges, partially offset by a $137 million increase in stock-based compensation.
General and Administrative

	Year Ended December 31,		2020 to 2021 % Change
(In millions, except percentages)	2020	2021

General and administrative	$2,666	$2,316	(13)%
Percentage of revenue	24%	13%
2021 Compared to 2020
General and administrative expenses decreased $350 million, or 13%, primarily attributable to a $202 million decrease in employee headcount costs and a $193 million decrease in impairment charges related to our New Mobility reporting unit recorded during the first quarter of 2020 primarily related to COVID-19 impacts on certain markets, partially offset by a $102 million increase in stock-based compensation expense.
Depreciation and Amortization

	Year Ended December 31,		2020 to 2021 % Change
(In millions, except percentages)	2020	2021

Depreciation and amortization	$575	$902	57%
Percentage of revenue	5%	5%
2021 Compared to 2020
Depreciation and amortization expenses increased $327 million, or 57%, primarily attributable to additional amortization expenses related to acquired intangible assets, primarily held by Postmates, Transplace, Drizly, and Cornershop, and an increase in building, site improvements, and leased server depreciation, partially offset by a decrease in amortization expense related to Careem fully amortized intangible assets.
Interest Expense

	Year Ended December 31,		2020 to 2021 % Change
(In millions, except percentages)	2020	2021

Interest expense	$(458)	$(483)	5%
Percentage of revenue	(4)%	(3)%
2021 Compared to 2020
Interest expense increased by $25 million, or 5%, primarily due to additional interest expense resulting from the issuance of our $1.5 billion 2029 Senior Notes in August 2021.
Other Income (Expense), Net

	Year Ended December 31,		2020 to 2021 % Change
(In millions, except percentages)	2020	2021

Interest income	$55	$37	(33)%
Foreign currency exchange gains (losses), net	(128)	(67)	48%
Gain on business divestitures, net	204	1,684	**
Gain from sale of investments	—	413	**
Unrealized gain (loss) on debt and equity securities, net	(125)	1,142	**
Impairment of debt and equity securities	(1,690)	—	**
Other, net	59	83	41%
Other income (expense), net	$(1,625)	$3,292	**
Percentage of revenue	(15)%	19%
** Percentage not meaningful.
2021 Compared to 2020
Interest income decreased by $18 million or 33% primarily due to declining balances and yields in our money market fund investments, bank deposits, and available-for-sale securities.
Foreign currency exchange gains (losses), net decreased by $61 million due to both realized and unrealized gains (losses) on our treasury funding and accrued legal contingencies.
Gain on business divestitures, net increased by $1.5 billion due to primarily due to a $1.6 billion gain on the sale of our ATG Business to Aurora recognized in the first quarter of 2021. For additional information, see Note 19 – Divestitures included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Gain from sale of investments increased by $413 million primarily due to the sale to Yandex of our (i) 4.5% equity interest in MLU B.V., (ii) our entire equity interest in Yandex Self Driving Group B.V. and (iii) all of our equity interest in the Demerged Businesses. For additional information, see Note 4 - Equity Method Investments included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Unrealized gain (loss) on debt and equity securities, net increased by $1.3 billion primarily due to a $1.6 billion net unrealized gain on our Grab investment, a $1.6 billion unrealized gain on our Aurora Investments and a $991 million unrealized gain on our Zomato investment, partially offset by a $3.0 billion unrealized loss on our Didi investment. For additional information, see Note 3 – Investments and Fair Value Measurement included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Impairment of debt and equity securities decreased by $1.7 billion due to nonoccurence of an impairment charge of $1.7 billion, primarily related to our investment in Didi recognized during the first quarter of 2020.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		2020 to 2021 % Change
(In millions, except percentages)	2020	2021

Provision for (benefit from) income taxes	$(192)	$(492)	(156)%
Effective tax rate	2.8%	48.0%
2021 Compared to 2020
Provision for (benefit from) income taxes increased by $300 million primarily due to the deferred China and U.S. tax impact related to our investment in Didi and the deferred U.S. tax impact related to our investments in Aurora, Grab, and Zomato.
Loss from Equity Method Investments

	Year Ended December 31,		2020 to 2021 % Change
(In millions, except percentages)	2020	2021

Loss from equity method investments	$(34)	$(37)	9%
Percentage of revenue	—%	—%
2021 Compared to 2020
Loss from equity method investments increased by an immaterial amount.
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
These activities were designed to generate an aggregate cost savings of at least $1.0 billion annually when compared to our original fourth quarter 2020 planned cost structure, with the largest component of savings resulting from reductions in workforce. We do not believe these cost-saving measures will impair our ability to conduct any of our key business functions. As of December 31, 2021, we achieved these aggregate cost savings when compared to our original fourth quarter 2020 planned cost structure. Refer to Note 20 – Restructuring and Related Charges in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery, and Freight. For additional information about our segments, see Note 14 – Segment Information and Geographic Information in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Revenue

	Year Ended December 31,		2020 to 2021 % Change
(In millions, except percentages)	2020	2021

Mobility	$6,089	$6,953	14%
Delivery	3,904	8,362	114%
Freight	1,011	2,132	111%
All Other (1)	135	8	(94)%
Total revenue	$11,139	$17,455	57%
(1) Includes historical results of ATG and Other Technology Programs and New Mobility. Refer to Note 14 – Segment Information and Geographic Information and Note 19 – Divestitures for further information.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, exclusive of depreciation and amortization, operations and support, sales and marketing, and general and administrative and research and development expenses associated with our segments. Segment adjusted EBITDA also excludes non-cash items, certain transactions that are not indicative of ongoing segment operating performance and/or items that management does not believe are reflective of our ongoing core operations.

For additional information, see Note 14 – Segment Information and Geographic Information to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Year Ended December 31,		2020 to 2021 % Change
(In millions, except percentages)	2020	2021

Mobility	$1,169	$1,596	37%
Delivery	(873)	(348)	60%
Freight	(227)	(130)	43%
All Other (1)	(461)	(11)	98%
Corporate G&A and Platform R&D (2), (3)	(2,136)	(1,881)	12%
Adjusted EBITDA (4)	$(2,528)	$(774)	69%
(1) Includes historical results of ATG and Other Technology Programs and New Mobility. Refer to Note 14 – Segment Information and Geographic Information and Note 19 – Divestitures for further information regarding the sale of our ATG Business.
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
Mobility Segment
For the year ended December 31, 2021 compared to the same period in 2020, Mobility revenue increased $864 million, or 14% and Mobility adjusted EBITDA profit increased $427 million, or 37%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings due to increases in Trip volumes as the business recovers from the impacts of COVID-19. Mobility Take Rate was 19.0%, down from 22.9% compared to the same period in 2020, primarily due to an increase in Mobility Driver incentives, as Mobility Driver additions have been outpaced by higher demand recovery in the U.S. and other markets.
Mobility adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue, partially offset by variable costs attributable to the overall growth of the business.
Delivery Segment
For the year ended December 31, 2021 compared to the same period in 2020, Delivery revenue increased $4.5 billion, or 114% and Delivery adjusted EBITDA loss improved $525 million, or 60%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 66%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes as a result of stay-at-home demand related to COVID-19, combined with continued expansion across U.S. and international markets. Take Rate improved to 16.2% from 12.9% compared to the same period in 2020 driven by a decrease in incentive spend combined with an overall improvement in basket sizes. Additionally, we saw an increase in Delivery revenue and Take Rate resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Couriers for services provided.
Delivery adjusted EBITDA loss improved, primarily attributable to an increase in Delivery revenue, partially offset by a $2.6 billion increase in cost of revenue as well as a $710 million increase in consumer promotions, brand marketing, and employee headcount costs.
Freight Segment
For the year ended December 31, 2021 compared to the same period in 2020, Freight revenue increased $1.1 billion, or 111% and Freight adjusted EBITDA loss improved $97 million, or 43%.
Freight revenue increased primarily attributable to the acquisition of Transplace in the fourth quarter of 2021. Additionally, the increase in Freight revenue is also driven by the growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA loss improved, primarily attributable to a $135 million improvement in gross profit as a result of increased load margins, partially offset by an increase in employee headcount costs.

All Other
For the year ended December 31, 2021 compared to the same period in 2020, All Other revenue decreased $127 million, or 94% and All Other adjusted EBITDA loss improved $450 million, or 98%.
All Other revenue and All Other adjusted EBITDA loss improved primarily due to the favorable impact of the sale of our ATG Business in the first quarter of 2021 and the JUMP Divestiture in the second quarter of 2020.
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

Gross Bookings. We define Gross Bookings as the total dollar value, including any applicable taxes, tolls, and fees, of: Mobility and New Mobility rides; Delivery orders (in each case without any adjustment for consumer discounts and refunds); Driver and Merchant earnings; Driver incentives; and Freight revenue. Gross Bookings do not include tips earned by Drivers. Gross Bookings are an indication of the scale of our current platform, which ultimately impacts revenue.

(In millions)	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021

Mobility	$10,874	$3,046	$5,905	$6,789	$6,773	$8,640	$9,883	$11,340
Delivery	4,683	6,961	8,550	10,050	12,461	12,912	12,828	13,444
Freight	198	212	290	313	302	348	402	1,082
All Other	21	5	—	—	—	—	—	—
Take Rate is defined as revenue as a percentage of Gross Bookings.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net loss attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Year Ended December 31,
(In millions, except percentages)	2020	2021	2020 to 2021 % Change

Adjusted EBITDA	$(2,528)	$(774)	69%
2021 Compared to 2020
Adjusted EBITDA loss improved $1.8 billion, or 69%, primarily attributable to a $525 million improvement in Delivery Adjusted EBITDA loss, a $427 million increase in Mobility Adjusted EBITDA, a $255 million decrease in Corporate G&A and Platform R&D costs as well as the favorable impact of $450 million in our other business offerings driven by the sale of our ATG Business in the first quarter of 2021 and the JUMP Divestiture that occurred in the second quarter of 2020.
Reconciliations of Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business and assess our performance. In addition to revenue, net income (loss), income (loss) from operations, and other results under GAAP, we use Adjusted EBITDA and revenue growth rates in constant currency, which are described below, to evaluate our business. We have included these non-GAAP financial measures because they are key measures used by our management to evaluate our operating performance. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. Our calculation of these non-GAAP financial measures may differ from similarly-titled non-GAAP measures, if any, reported by our peer companies. These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.
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
•Adjusted EBITDA does not reflect the components of other income (expense), net, which primarily includes: interest income; foreign currency exchange gains (losses), net; gain (loss) on business divestitures, net; and unrealized gain (loss) on debt and equity securities, net; and impairment of debt and equity securities; and
•Adjusted EBITDA excludes certain legal, tax, and regulatory reserve changes and settlements that may reduce cash available to us.

 The following table presents a reconciliation of net loss attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(In millions)	2020	2021

Adjusted EBITDA reconciliation:
Net loss attributable to Uber Technologies, Inc.	$(6,768)	$(496)
Add (deduct):
Net loss attributable to non-controlling interests, net of tax	(20)	(74)
Provision for (benefit from) income taxes	(192)	(492)
Loss from equity method investments	34	37
Interest expense	458	483
Other (income) expense, net	1,625	(3,292)
Depreciation and amortization	575	902
Stock-based compensation expense	827	1,168
Legal, tax, and regulatory reserve changes and settlements	(35)	526
Goodwill and asset impairments/loss on sale of assets	317	157
Acquisition, financing and divestitures related expenses	86	102
Accelerated lease costs related to cease-use of ROU assets	102	5
COVID-19 response initiatives	106	54
Gain on lease arrangement, net	(5)	—
Restructuring and related charges, net	362	—
Legacy auto insurance transfer (1)	—	103
Mass arbitration fees	—	43
Adjusted EBITDA	$(2,528)	$(774)
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
Liquidity and Capital Resources

	Year Ended December 31,
(In millions)	2020	2021

Net cash used in operating activities	$(2,745)	$(445)
Net cash used in investing activities	(2,869)	(1,201)
Net cash provided by financing activities	1,379	1,780
Operating Activities
Net cash used in operating activities was $445 million for the year ended December 31, 2021, primarily consisting of $570 million of net loss, adjusted for certain non-cash items, which primarily included $1.7 billion in gain on business divestitures, $1.2 billion of stock-based compensation expense, $1.1 billion of unrealized gain on debt and equity securities, $413 million of gain from sale of investments, depreciation and amortization expense of $902 million, as well as a $477 million decrease in cash consumed by working capital. The decrease in cash consumed by working capital and other operating activities was primarily driven by an increase in accrued expenses and other liabilities, an increase in our insurance reserves, partially offset by higher accounts receivable and prepaid expenses and lower operating lease liabilities. Net cash used in operating activities also reflects a $1.0 billion cash inflow related to a legacy auto insurance transfer. For additional information on the legacy auto insurance transfer, see Note 1 – Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Net cash used in operating activities was $2.7 billion for the year ended December 31, 2020 , primarily consisting of $6.8 billion of net loss, adjusted for certain non-cash items, which primarily included $1.7 billion in impairment of non-marketable equity securities, $827 million of stock-based compensation expense, depreciation and amortization expense of $575 million, $404 million in impairment of goodwill, long-lived assets and other assets, as well as a $393 million decrease in cash consumed by working capital. The decrease in cash consumed by working capital and other operating activities was primarily driven by a decrease in our operating lease right-of-use assets, prepaid expenses and other assets and increase in accrued expenses and other liabilities, partially offset by lower accounts payable and operating lease liabilities.
Investing Activities
Net cash used in investing activities was $1.2 billion for the year ended December 31, 2021, primarily consisting of $2.3 billion in acquisition of businesses, net of cash acquired, $1.1 billion in purchases of marketable securities, $982 million in purchases of non-marketable equity securities, $297 million in purchases of notes receivable, and $298 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $2.3 billion, proceeds from the sale of equity method investments of $1.0 billion and proceeds from sale of non-marketable equity securities of $500 million.
Net cash used in investing activities was $2.9 billion for the year ended December 31, 2020, primarily consisting of $2.1 billion in purchases of marketable securities, $1.5 billion in acquisition of businesses, net of cash acquired and $616 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $1.4 billion.
Financing Activities
Net cash provided by financing activities was $1.8 billion for the year ended December 31, 2021, primarily consisting of $1.5 billion of proceeds from issuance of notes, net of issuance cost, $675 million of proceeds from the issuance and sale of subsidiary preferred stock units, partially offset by $307 million of principal repayment on the non-interest bearing unsecured convertible notes related to the acquisition of Careem (“Careem Notes”) and $226 million principal payments on finance leases.
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
Other Information
As of December 31, 2021, $2.2 billion of our $4.3 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of December 31, 2021, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity during the COVID-19 pandemic. As the circumstances around the COVID-19 pandemic remain uncertain, we continue to actively monitor the pandemic's impact to us worldwide including our financial position, liquidity, results of operations and cash flows.
Purchase Commitments
We have non-cancelable commitments for network and cloud services, background checks, and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. As of December 31, 2021, we had $394 million in non-cancelable commitments, with varying expiration terms through December 15, 2026.
Critical Accounting Estimates
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

We believe that the following critical accounting policies reflect the more significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements. For additional information, see the disclosure included in Note 1 – Description of Business and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Revenue Recognition
We derive our revenue principally from service fees paid by Drivers and Merchants for the use of our platform in connection with our Mobility products and Delivery offering provided by Drivers and Merchants to end-users. Our sole performance obligation in the transaction is to connect Drivers and Merchants with end-users to facilitate the completion of a successful ridesharing trip or delivery. Because end-users access our platform for free, except in certain markets, and we have no performance obligation to end-users, end-users are not our customers.
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
In certain markets, consumers have the option to pay Drivers cash for trips, and we generally collect our service fee from Drivers for these trips by offsetting against any other amounts due to Drivers, including Driver incentives. We have concluded collectability of such amounts is not probable until collected. As such, uncollected service fees for cash trips are not recognized as revenue in our consolidated financial statements until collected.
Driver Incentives
We offer various incentive programs to Drivers. Judgment is required to determine the appropriate classification of these incentives. Incentives provided to customers are recorded as a reduction of revenue if we do not receive a distinct service in exchange or cannot reasonably estimate the fair value of the service received. Incentives offered in exchange for specific services, such as referral services are recorded as sales and marketing expenses.
End-User Discounts and Promotions
We offer discounts and promotions to end-users (that are not customers) to encourage use of our platform. Judgment is required to determine the appropriate classification of these incentives. End-user discounts and promotions are recorded to sales and marketing expenses with the exception of market-wide promotions which are recorded as a reduction of revenue.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired advertiser, fleet, merchant, and end-user contracts, acquired technology, and trade names, based on expected future growth rates and margins, attrition rates, future changes in technology and royalty for similar brand licenses, useful lives, and discount rates.
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
Investments in privately held equity and debt securities are valued using significant unobservable inputs or data in inactive markets. This valuation requires judgment due to the absence of market prices and inherent lack of liquidity and are classified as Level 3 in the fair value hierarchy. In determining the estimated fair value of our investments in privately held companies, we utilize the most recent data available including observed transactions such as equity financing transactions of the investees and sales of the existing shares of the investees’ securities. In addition, the determination of whether an observed transaction is similar to the equity and debt securities held by us requires significant management judgment based on the rights and preferences of the securities.
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
Equity Method Investments
We account for investments in the common stock or in-substance common stock of entities that provide us with the ability to exercise significant influence, but not a controlling financial interest, using the equity method. Investments accounted for under the equity method are initially recorded at cost. Subsequently, we recognize through the consolidated statements of operations, and as an adjustment to the investment balance, our proportionate share of the investee entities’ net income or loss, and the amortization of basis differences. In accounting for these investments, we record our share of the entities’ net income or loss one quarter in arrears. Equity method investments for which the fair value option is elected are measured at fair value on a recurring basis with changes in fair value reflected in earnings.
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
Goodwill Impairment Assessment
We review goodwill for impairment annually (in the fourth quarter) and whenever events or changes in circumstances indicate that goodwill might be impaired. We make certain judgments and assumptions to determine our reporting units and in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Determination of reporting units is based on a judgmental evaluation of the level at which our segment managers review financial results, evaluate performance, and allocate resources.
Judgment in the assessment of qualitative factors of impairment include, among other factors: financial performance; legal, regulatory, contractual, political, business, and other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. To the extent we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed.
Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables.
Loss Contingencies
We are involved in legal proceedings, claims, and regulatory, indirect tax examinations, or government inquiries and investigations that may arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements.
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
The outcomes of litigation, indirect tax examinations and investigations are inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management’s expectations, our results of operations, financial condition, or cash flows, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions. We account for income taxes using the asset and liability method. The establishment of deferred tax assets from intra-entity transfers of intangible assets requires management to make significant estimates and assumptions to determine the fair value of such intangible assets. Significant estimates in valuing intangible assets may include, but are not necessarily limited to, internal revenue and expense forecasts, the estimated life of the intangible assets, comparable transaction values, and/or discount rates. The discount rates used to discount expected future cash flows to present value are derived from a weighted-average cost of capital analysis and are adjusted to reflect the inherent risks related to the cash flow. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based, in part, on historical experience, internal and external comparable data and are inherently uncertain. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.
We account for uncertainty in tax positions by recognizing a tax benefit from uncertain tax positions when it is more-likely-than-not that the position will be sustained upon examination. Evaluating our uncertain tax positions and determining our provision for income taxes are inherently uncertain and require making judgments, assumptions, and estimates. While we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may impact the provision for income taxes and the effective tax rate in the period in which such determination is made.
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
Stock-Based Compensation
We have granted stock-based awards consisting primarily of stock options, restricted common stock, RSUs, warrants, and SARs to employees, members of our board of directors and non-employees. The substantial majority of our stock-based awards have been made to employees. The majority of our outstanding RSUs, as well as certain options, SARs, and shares of restricted common stock, contain a service-based vesting condition. A small portion of the awards contains service-based vesting condition as well as performance-based vesting condition and/or market-based vesting condition. The service-based vesting condition for the majority of these awards is satisfied over four years. The performance-based vesting condition is satisfied upon meeting predetermined targets of certain financial and operation metrics. The market-based vesting condition is satisfied upon reaching predetermined targets of fully diluted equity values.
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
These assumptions used in the Black-Scholes option-pricing model, other than the fair value of our common stock, are estimated as follows:
•Expected term. We estimate the expected term based on the simplified method for employees and on the contractual term for non-employees.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
•Expected volatility. We estimate the volatility of our common stock on the date of grant based on the weighted-average historical stock price volatility of our own common shares within the same length of period as the expected term. Where, in some cases, our common share trading history is shorter than the expected term, we consider comparable publicly-traded companies in our industry group.
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
Recent Accounting Pronouncements
See Note 1 – Description of Business and Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $317 million as of December 31, 2021.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $7.4 billion and $7.8 billion as of December 31, 2020 and December 31, 2021, respectively. We did not have any marketable debt securities classified as short-term investments as of December 31, 2021. Our cash and cash equivalents consist of money market funds and cash deposits. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risk related to the carrying amounts of investments in other companies, including our minority-owned, privately-held affiliates and recently public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held affiliates and recently public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of December 31, 2021, the carrying value of our investments was $12.6 billion, including equity method investments.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Uber Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Uber Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable non-controlling interests and equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments and contracts in an entity’s own equity in 2021 and the manner in which it accounts for leases in 2019.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded The Drizly Group, Inc. (“Drizly”) and Tupelo Parent, Inc. (“Transplace”) from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in purchase business combinations during 2021. We have also excluded Drizly and Transplace from our audit of internal control over financial reporting. Drizly and Transplace are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 3% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
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
Presentation of Mobility and Delivery Revenue Agreements, Including Incentives, Discounts and Promotions to Drivers, Merchants and End-Users
As described in Notes 1 and 2 to the consolidated financial statements, the Company derives its revenues principally from Drivers’ and Merchants’ use of the Company’s platform, on-demand lead generation, and related services in connection with Mobility and Delivery services, as well as from direct fees charged to end-users for use of the platform and in exchange for Delivery services. Management applies judgment in determining whether the Company is the principal or agent in transactions with Drivers, Merchants and end-users. This determination impacts the presentation of revenue on a gross or net basis as well as the presentation of incentives provided to Drivers and Merchants and discounts and promotions offered to end-users, to the extent they are not customers. For the year ended December 31, 2021, the Company’s Mobility and Delivery revenue, net of incentives, was $15.3 billion and discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers totaled $2.4 billion, of which a significant portion relates to discounts and promotions.
The principal considerations for our determination that performing procedures relating to the presentation of Mobility and Delivery revenue agreements, including incentives, discounts and promotions to Drivers, Merchants, and end-users is a critical audit matter are the significant judgment by management in assessing the presentation of revenue on a gross or net basis, as well as the presentation of incentives, discounts and promotions offered to Drivers, Merchants, and end-users, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to whether transaction attributes were appropriately analyzed and presented by management.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s revenue recognition process, including controls over the presentation of Mobility and Delivery revenue, incentives, discounts and promotions. These procedures also included, among others, testing, on a sample basis, trip transaction attributes and assessing management’s classification of new or changed agreements by examining documentation related to the agreement terms, driver statements, rider receipts, and discount, promotion and incentive terms, and assessing the impact of those terms and attributes on the presentation of revenue and income statement classification.
Valuation of Insurance Reserves
As described in Note 1 to the consolidated financial statements, insurance reserves is the liability for unpaid losses and loss adjustment expenses, which represents the estimate of the ultimate unpaid obligation for risks retained by the Company and includes an amount for case reserves related to reported claims and an amount for losses incurred but not reported as of the balance sheet date. The estimate of the ultimate unpaid obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, management uses assumptions based on actuarial judgment related to claim and loss development patterns and expected loss costs, which consider frequency trends, severity trends, and relevant industry data. These reserves are continually reviewed by management and adjusted as experience develops and new information becomes known. The Company’s short-term and long-term insurance reserves as of December 31, 2021 totaled $4.0 billion.
The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves is a critical audit matter are the significant judgment by management when developing the estimate of the insurance reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the actuarial methods and management’s significant assumptions related to loss development patterns and expected loss costs. The audit effort also involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of insurance reserves, including controls over the development of the significant assumptions related to loss development patterns and expected loss costs. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in (i) developing, for selected reserve components, an independent actuarial estimate of the insurance reserves, and comparison of this independent estimate to management’s actuarially determined reserves, and (ii) testing, for other selected reserve components, management’s process for estimating the insurance reserves. Developing the independent estimate involved independently developing the loss development patterns and expected loss costs and testing the completeness and accuracy of data provided by management. Testing management’s process for estimating the insurance reserves involved evaluating the appropriateness of management’s actuarial methods, evaluating the reasonableness of the significant assumptions used by management related to loss development patterns and expected loss costs used in those methods, and testing the completeness and accuracy of data used by management.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 24, 2022

We have served as the Company’s auditor since 2014.

UBER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	As of December 31, 2020	As of December 31, 2021
Assets
Cash and cash equivalents	$5,647	$4,295
Short-term investments	1,180	—
Restricted cash and cash equivalents	250	631
Accounts receivable, net of allowance of $55 and $51, respectively	1,073	2,439
Prepaid expenses and other current assets	1,215	1,454
Assets held for sale	517	—
Total current assets	9,882	8,819
Restricted cash and cash equivalents	1,494	2,879
Collateral held by insurer	860	—
Investments (including amortized cost of debt securities of $2,281 and $—)	9,052	11,806
Equity method investments	1,079	800
Property and equipment, net	1,814	1,853
Operating lease right-of-use assets	1,274	1,388
Intangible assets, net	1,564	2,412
Goodwill	6,109	8,420
Other assets	124	397
Total assets	$33,252	$38,774
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$235	$860
Short-term insurance reserves	1,243	1,442
Operating lease liabilities, current	175	185
Accrued and other current liabilities	5,112	6,537
Liabilities held for sale	100	—
Total current liabilities	6,865	9,024
Long-term insurance reserves	2,223	2,546
Long-term debt, net of current portion	7,560	9,276
Operating lease liabilities, non-current	1,544	1,644
Other long-term liabilities	1,306	935
Total liabilities	19,498	23,425
Commitments and contingencies (Note 15)
Redeemable non-controlling interests	787	204
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 1,849,794 and 1,949,316 shares issued and outstanding, respectively	—	—
Additional paid-in capital	35,931	38,608
Accumulated other comprehensive loss	(535)	(524)
Accumulated deficit	(23,130)	(23,626)
Total Uber Technologies, Inc. stockholders' equity	12,266	14,458
Non-redeemable non-controlling interests	701	687
Total equity	12,967	15,145
Total liabilities, redeemable non-controlling interests and equity	$33,252	$38,774
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	Year Ended December 31,
	2019	2020	2021
Revenue	$13,000	$11,139	$17,455
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	6,061	5,154	9,351
Operations and support	2,302	1,819	1,877
Sales and marketing	4,626	3,583	4,789
Research and development	4,836	2,205	2,054
General and administrative	3,299	2,666	2,316
Depreciation and amortization	472	575	902
Total costs and expenses	21,596	16,002	21,289
Loss from operations	(8,596)	(4,863)	(3,834)
Interest expense	(559)	(458)	(483)
Other income (expense), net	722	(1,625)	3,292
Loss before income taxes and loss from equity method investments	(8,433)	(6,946)	(1,025)
Provision for (benefit from) income taxes	45	(192)	(492)
Loss from equity method investments	(34)	(34)	(37)
Net loss including non-controlling interests	(8,512)	(6,788)	(570)
Less: net loss attributable to non-controlling interests, net of tax	(6)	(20)	(74)
Net loss attributable to Uber Technologies, Inc.	$(8,506)	$(6,768)	$(496)
Net loss per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(6.81)	$(3.86)	$(0.26)
Diluted	$(6.81)	$(3.86)	$(0.29)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	1,248,353	1,752,960	1,892,546
Diluted	1,248,353	1,752,960	1,895,519
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2019	2020	2021
Net loss including non-controlling interests	$(8,512)	$(6,788)	$(570)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(3)	(350)	57
Change in unrealized gain (loss) on investments in available-for-sale securities	4	2	(46)
Other comprehensive income (loss), net of tax	1	(348)	11
Comprehensive loss including non-controlling interests	(8,511)	(7,136)	(559)
Less: comprehensive loss attributable to non-controlling interests	(6)	(20)	(74)
Comprehensive loss attributable to Uber Technologies, Inc.	$(8,505)	$(7,116)	$(485)
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

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)

	Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2020	$787	1,849,794	$—	$35,931	$(535)	$(23,130)	$701	$12,967
Exercise of stock options	—	9,440	—	101	—	—	—	101
Stock-based compensation	—	—	—	1,204	—	—	—	1,204
Reclassification of the equity component of 2025 Convertible Notes to liability upon adoption of ASU 2020-06	—	—	—	(243)	—	—	—	(243)
Reclassification of share-based award liability to additional paid-in capital	—	—	—	4	—	—	—	4
Issuance of common stock under the Employee Stock Purchase Plan	—	2,770	—	107	—	—	—	107
Issuance of common stock as consideration for acquisitions	—	19,377	—	929	—	—	—	929
Issuance of common stock for settlement of Careem Convertible Notes	—	4,225	—	232	—	—	—	232
Issuance of common stock for settlement of contingent consideration liability	—	2,252	—	102	—	—	—	102
Issuance of restricted stock awards, subject to repurchase, in connection with acquisition of non-controlling interest	—	4,641	—	—	—	—	—	—
Re-measurement of non-controlling interest	1,052	—	—	(1,058)	—	—	—	(1,058)
Acquisition of non-controlling interests	(1,194)	20,641	—	1,327	—	—	—	1,327
Recognition of non-controlling interest upon sale of Freight Holding preferred stock	—	—	—	—	—	—	675	675
Derecognition of non-controlling interests upon divestiture	(356)	—	—	—	—	—	(701)	(701)
Issuance of common stock for settlement of RSUs	—	36,703	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(527)	—	(28)	—	—	—	(28)
Unrealized loss on investments in available-for-sale securities, net of tax	—	—	—	—	(46)	—	—	(46)
Foreign currency translation adjustment	—	—	—	—	57	—	—	57
Net income (loss)	(85)	—	—	—	—	(496)	12	(484)
Balance as of December 31, 2021	$204	1,949,316	$—	$38,608	$(524)	$(23,626)	$687	$15,145

The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2020	2021
Cash flows from operating activities
Net loss including non-controlling interests	$(8,512)	$(6,788)	$(570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472	575	902
Bad debt expense	92	76	109
Stock-based compensation	4,596	827	1,168
Gain on extinguishment of convertible notes and settlement of derivatives	(444)	—	—
Gain from sale of investments	—	—	(413)
Gain on business divestitures, net	—	(204)	(1,684)
Deferred income taxes	(88)	(266)	(692)
Impairment of debt and equity securities	—	1,690	—
Impairments of goodwill, long-lived assets and other assets	—	404	116
Loss from equity method investments	34	34	37
Unrealized (gain) loss on debt and equity securities, net	(2)	125	(1,142)
Unrealized foreign currency transactions	16	48	38
Other	15	2	4
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(407)	142	(597)
Prepaid expenses and other assets	(478)	94	(236)
Collateral held by insurer	(1,199)	339	860
Operating lease right-of-use assets	201	341	165
Accounts payable	95	(133)	90
Accrued insurance reserves	481	(3)	516
Accrued expenses and other liabilities	960	83	1,068
Operating lease liabilities	(153)	(131)	(184)
Net cash used in operating activities	(4,321)	(2,745)	(445)
Cash flows from investing activities
Purchases of property and equipment	(588)	(616)	(298)
Purchases of non-marketable equity securities	(100)	(10)	(982)
Purchases of marketable securities	(441)	(2,101)	(1,113)
Proceeds from maturities and sales of marketable securities	2	1,360	2,291
Proceeds from sale of non-marketable equity securities	—	—	500
Proceeds from sale of equity method investments	—	—	1,000
Proceeds from business disposal, net of cash divested	293	—	—
Acquisition of businesses, net of cash acquired	(7)	(1,471)	(2,314)
Return of capital from equity method investee	—	91	—
Purchase of notes receivables	—	(185)	(297)
Other investing activities	51	63	12
Net cash used in investing activities	(790)	(2,869)	(1,201)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs	7,973	—	—
Taxes paid related to net share settlement of equity awards	(1,573)	(17)	(27)
Proceeds from issuance of common stock related to private placement	500	—	—

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2020	2021
Proceeds from issuance and sale of subsidiary preferred stock units	1,000	247	675
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	49	125	107
Issuance of term loan and notes, net of issuance costs	1,189	2,628	1,484
Principal repayment on term loan and notes	(27)	(527)	(27)
Principal repayment on Careem Notes	—	(891)	(307)
Principal payments on finance leases	(138)	(224)	(226)
Other financing activities	(34)	38	101
Net cash provided by financing activities	8,939	1,379	1,780
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(4)	(92)	(69)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	3,824	(4,327)	65
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	8,209	12,067	7,391
Reclassification from (to) assets held for sale during the period	34	(349)	349
End of period, excluding cash classified within assets held for sale	$12,067	$7,391	$7,805

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$332	$412	$449
Income taxes, net of refunds	133	82	87
Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	14,224	—	—
Conversion of convertible notes to common stock upon initial public offering	4,229	—	—
Conversion of convertible notes to common stock related to Careem	—	—	232
Finance lease obligations	251	196	184
Common stock issued in connection with acquisitions	9	3,898	1,868
Ownership interest received in exchange for divestitures	—	171	1,018
Issuance of Careem Notes including the holdback amount	—	1,634	—
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We consolidate our wholly-owned subsidiaries and majority-owned subsidiaries over which we exercise control, and variable interest entities (“VIE”) where we are deemed to be the primary beneficiary. Refer to Note 16 – Variable Interest Entities for further information. All intercompany balances and transactions have been eliminated.
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
Concentration of Credit Risk
Cash and cash equivalents, short-term investments, restricted cash and cash equivalents, other receivables, and accounts receivable are potentially subject to credit risk concentration. Cash, cash equivalents, and available-for-sale securities primarily consist of money market funds, cash deposits, U.S. government and agency securities, and investment-grade corporate debt securities. Our investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. Cash deposits typically exceed insured limits and are placed with financial institutions around the world that we believe are of high credit quality. We have not experienced any material losses related to these concentrations during the periods presented. Our other receivables primarily consist of funds withheld by well-established insurance companies with high credit quality that may be used to cover future settlement of reserved insurance claims. We rely on a limited number of third parties to provide payment processing services (“payment service providers”) to collect amounts due from end-users. Payment service providers are financial institutions or credit card companies that we believe are of high credit quality. No customers accounted for 10% or more of revenue for the years ended December 31, 2019, 2020 and 2021.
Certain Significant Risks and Uncertainties
We have incurred significant net losses since inception and had an accumulated deficit of $23.6 billion as of December 31, 2021. Our operations have historically been funded through equity and debt financings. While management currently anticipates that our available cash and cash equivalents, and revolving credit facility will be sufficient to meet our operational cash needs for at least the next twelve months from the date of issuance of these financial statements, additional capital may need to be raised or additional indebtedness incurred to continue to fund the operations and other strategic initiatives. We may not be able to obtain additional financing on favorable terms, if at all, or our ability to incur additional indebtedness may be restricted by the terms of our existing debt instruments.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 has rapidly impacted market and economic conditions globally. In an attempt to limit the spread of the virus, various governmental restrictions have been implemented, including business activities and travel restrictions, and “shelter-at-home” orders, that have had an adverse impact on our business and operations by reducing, in particular, the global demand for Mobility offerings, while accelerating the growth of our Delivery offerings. In light of the evolving nature of COVID-19 and the uncertainty it continues to produce around the world, it is not possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business operations, results of operations, financial position, liquidity, and cash flows. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including: the duration of the spread of the outbreak (both globally and within the United States), including whether there will be further resurgences of the outbreak or variants of the virus; the distribution of vaccines in various regions; the impact on capital, foreign currencies exchange and financial markets; governmental or regulatory orders that impact our business; and whether the impacts may result in permanent changes to our end-users’ behavior, all of which are highly uncertain and cannot be predicted.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash held in checking and savings accounts as well as investments in money market funds, commercial paper, U.S. government and agency securities, and corporate bonds. We consider all highly-liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash includes amounts collected on behalf of, but not yet remitted to Drivers and Merchants, which are included in accrued and other current liabilities on the consolidated balance sheets.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents are pledged as security for letters of credit or other collateral amounts established by us for certain insurance policies and also include cash and cash equivalents that are unavailable for immediate use due to legal and/or contractual restrictions. Restricted cash and cash equivalents are classified as current and non-current assets based on the contractual or estimated term of the remaining restriction. The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows (in millions):

	As of December 31,
	2019	2020	2021
Cash and cash equivalents	$10,873	$5,647	$4,295
Restricted cash and cash equivalents - current	99	250	631
Restricted cash and cash equivalents - non-current	1,095	1,494	2,879
Total cash and cash equivalents, and restricted cash and cash equivalents	$12,067	$7,391	$7,805
Collateral Held by Insurer
Collateral held by insurer represents funds held by James River Group companies (“James River”). These funds, previously held in a trust account, were withdrawn by James River during the fourth quarter of 2019 upon notice of cancellation of their insurance policies (primarily auto insurance policies) issued to one of our subsidiaries. As of December 31, 2020, the funds served as collateral for us and our subsidiary’s current and future claim settlement obligations under the indemnification agreements for these insurance policies as included in insurance reserves on the consolidated balance sheet. Accordingly, the amount withdrawn is presented as collateral held by insurer on the consolidated balance sheet as of December 31, 2020.
During the third quarter of 2021, in connection with the legacy auto insurance transfer as described below, James River returned funds, previously presented as collateral held by insurer, to the trust account where the funds were previously held. Accordingly, the funds were reclassified from collateral held by insurer to non-current restricted cash and cash equivalents on our consolidated balance sheet as of December 31, 2021.
Legacy Auto Insurance Transfer
On September 27, 2021, Aleka Insurance, Inc., our wholly-owned captive insurance subsidiary, entered into a Loss Portfolio Transfer Reinsurance Agreement (the “LPTA”) with James River effective July 1, 2021. Pursuant to the LPTA, our captive insurance subsidiary reinsured certain automobile liability insurance risks relating to activity on our platform between 2013 and 2019 in exchange for payment by James River to our captive insurance subsidiary of a premium in the amount of $345 million (“Premium”). Subsequent to the LPTA, we retain substantially all of the liabilities on these policies when taken together with previous risk transfer arrangements. In connection with the LPTA, claims currently administered by James River will be transferred to a third-party claims administrator for ongoing handling (the “Transferred Claims”) at our expense. The liabilities associated with the Transferred Claims were re-evaluated as of September 30, 2021, and adverse development was recognized on certain of those liabilities. During the third quarter of 2021, we recognized a $103 million charge in our consolidated statement of operations consisting of the difference between the Premium and the assumed liabilities (including the cost of future claims administration), expenses associated with the LPTA, and the adverse development on the Transferred Claims.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represents uncollected payments from end-users for completed transactions where (i) the payment method is credit card and includes (a) end-user payments not yet settled with payment service providers, and (b) end-user payments settled by payment service providers but not yet remitted to us, or (ii) completed shipments where we invoice Freight customers (“Shippers”) and payment has not been received. The timing of settlement of amounts due from these parties varies by region and by product. The portion of the receivable to be remitted to Drivers and Merchants is included in accrued and other current liabilities. Refer to Note 10 – Supplemental Financial Statement Information for amounts payable to Drivers and Merchants.
Although we pre-authorize forms of payment to mitigate our exposure, we bear the cost of any accounts receivable losses. We record an allowance for doubtful accounts for accounts receivable that may never settle or be collected, as well as for credit card chargebacks including fraudulent credit card transactions. We consider the allowance for doubtful accounts for fare amounts to be direct and incremental costs to revenue earned and, therefore, the costs are included as cost of revenue in the consolidated statements of operations. We estimate the allowance based on historical experience, estimated future payments and geographical trends, which are reviewed periodically and as needed, and amounts are written off when determined to be uncollectible. Chargebacks and credit card losses were $195 million, $178 million and $246 million for the years ended December 31, 2019, 2020 and 2021, respectively.
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
Leased vehicle assets are stated at cost, net of accumulated depreciation. The vast majority of our leased vehicle assets were reclassified to assets held for sale as of December 31, 2018. In January 2019, an agreement was executed with Waydrive Holdings Pte. Ltd. (“Waydrive”) to purchase the Lion City Rentals Pte. Ltd. (“LCR”), a wholly-owned vehicle solutions subsidiary of ours based in Singapore. Refer to Note 19 – Divestitures for further information. When leased vehicles are retired or otherwise disposed of, the cost and accumulated depreciation are removed and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized. Maintenance and repair expenditures are charged to operating expenses as incurred.

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
We determine if a contract contains a lease at inception of the arrangement based on whether we have the right to obtain substantially all of the economic benefits from the use of an identified asset and whether we have the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which we do not own. Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate (“IBR”), because the interest rate implicit in most of our leases is not readily determinable. The IBR is a hypothetical rate based on our understanding of what our credit rating would be to borrow and resulting interest we would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in our lease liability calculation. Variable lease payments may include costs such as common area maintenance, utilities, real estate taxes or other costs. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.
Operating leases are included in operating lease ROU assets, operating lease liabilities, current and operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other long-term liabilities on our consolidated balance sheets. For operating leases, lease expense is recognized on a straight-line basis in operations over the lease term. For finance leases, lease expense is recognized as depreciation and interest; depreciation on a straight-line basis over the lease term and interest using the effective interest method. As of December 31, 2020 and 2021, less than 12% of our operating lease ROU assets related to leased assets were outside of the U.S.
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

Investments
Equity Securities
Accounting for our equity securities varies depending on the marketability of the security and the type of investment. Our marketable equity securities in publicly traded companies are measured at fair value with unrealized gains and losses recognized in the consolidated statements of operations. Certain investments in non-marketable equity securities are measured at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. We reassess at each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for fair value measurement alternative. Non-marketable equity securities that we elected to apply the fair value option and equity securities with a readily determinable fair value are measured at fair value on a recurring basis with changes in fair value recognized in the consolidated statements of operations. We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. We include investments in equity securities within investments on the consolidated balance sheets.
Debt Securities
Accounting for our debt securities varies depending on the legal form of the security, our intended holding period for the security, and the nature of the transaction. Investments in debt securities are classified as available-for-sale and are initially recorded at fair value. Investments in marketable debt securities include commercial paper, U.S. government and agency securities and corporate bonds. As of December 31, 2020, certain investments in non-marketable equity securities with redemption, interest, or other debt-like features were classified as available-for-sale debt securities. Subsequent changes in fair value of available-for-sale debt securities are recorded in other comprehensive income (loss), net of tax. We record certain of our debt securities at fair value with the changes in fair value recorded in earnings under the fair value option of accounting for financial instruments.
As of December 31, 2020, we considered our marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as short-term investments on the consolidated balance sheet. Certain investments in non-marketable debt securities classified as available-for-sale debt securities were included in investments on the consolidated balance sheet.
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
Equity Method Investments
Investments in common stock or in-substance common stock of entities that provide us with the ability to exercise significant influence, but not a controlling financial interest, over the investee are accounted for under the equity method of accounting, unless the fair value option is elected. Investments accounted for under the equity method are initially recorded at cost. Subsequently, we recognize through the consolidated statements of operations and as an adjustment to the investment balance, our proportionate share of the investees’ net income or loss and the amortization of basis differences. We record our share of the results of equity method investments one quarter in arrears as income (loss) from equity method investment, net of tax in the consolidated statements of operations. We evaluate each of our equity method investments at the end of each reporting period to determine whether events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. We recognize in the consolidated statements of operations and as an adjustment to the investment balance, any required impairment loss. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. This evaluation consists of several qualitative and quantitative factors including recent financial results and operating trends of the investee; implied values in recent transactions of investee securities; other publicly available information that may affect the value of our investments.
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
Our primary financial instruments include cash equivalents, restricted cash and cash equivalents, receivables, investments, accounts payable, accrued liabilities, long-term debt, and, prior to 2021, marketable debt securities, embedded derivatives and warrants. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their carrying value due to the short-term maturities of these instruments. Refer to Note 3 – Investments and Fair Value Measurement and Note 8 – Long-Term Debt and Revolving Credit Arrangements for further information.
Variable Interest Entities
We evaluate our ownership, contractual and other interests in entities to determine if we have a variable interest in an entity. These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical and prospective information, among other factors. If we determine that an entity for which we hold a contractual or ownership interest in is a VIE and that we are the primary beneficiary, we consolidate such entity in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we determine whether any changes in the interest or relationship with the entity impacts the determination of whether we are still the primary beneficiary. If we are not deemed to be the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP. Refer to Note 16 – Variable Interest Entities for further information.
Revenue Recognition
We recognize revenue when or as we satisfy our obligations. We derive our revenues principally from Drivers’ and Merchants’ use of our platform, on-demand lead generation, and related services, including facilitating payments from end-users. The service enables Drivers and Merchants to seek, receive and fulfill on-demand requests from end-users seeking Mobility or Delivery services (collectively the “Uber Service”). Beginning in 2020, in certain markets we also generate revenue from end-users. We charge a direct fee for use of the platform and in exchange for Delivery services. Additionally, we derive revenue from customers' use of Freight services.
We periodically reassess our revenue recognition policies as new offerings become material, and business models and other factors evolve.

Mobility and Delivery Agreements
We primarily enter into Master Services Agreements (“MSA”) with Drivers and Merchants to use the platform. The MSA defines the service fee we charge Drivers and Merchants for each transaction. Upon acceptance of a transaction, Drivers and Merchants agree to perform the services as requested by an end-user. The acceptance of a transaction request combined with the MSA establishes enforceable rights and obligations for each transaction. A contract exists between us and the Drivers and Merchants after the Drivers and Merchants accept a transaction request and the Drivers’ and Merchants’ ability to cancel the transaction lapses.
The Uber Service activities are performed to satisfy our sole performance obligation in the transaction, which is to connect Drivers and Merchants with end-users to facilitate the completion of a successful transaction.
In 2020, we began charging Mobility end-users a fee to use the platform in certain markets. In these transactions, in addition to a performance obligation to Drivers, we also have a performance obligation to end-users, which is to connect end-users to Drivers in the marketplace. We recognize revenue when a trip is complete. We present revenue on a net basis for these transactions, as we do not control the service provided by Drivers to end-users. For the years ended December 31, 2020 and 2021, we recognized total revenue of $323 million and $336 million, respectively, associated with these fees charged to end-users.
Additionally, during the first quarter of 2020, we modified our arrangements in certain markets and as a result, concluded we are responsible for delivery services to end-users in those markets. We have determined that in these transactions, Merchants and end-users are our customers and revenue from these contracts shall be recognized separately for each under ASC 606. We recognize delivery service revenue associated with our performance obligation over the contract term, which represents its performance over the period of time the delivery is occurring. For the year ended December 31, 2020, we recognized revenue from end-users of $91 million and cost of revenue, exclusive of depreciation and amortization of $439 million associated with these delivery transactions. For the year ended December 31, 2021, we recognized revenue from end-users of $710 million and cost of revenue, exclusive of depreciation and amortization of $2.4 billion associated with these delivery transactions.
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
For the majority of Mobility and Delivery transactions, our role is to provide the Uber Service to Drivers and Merchants to facilitate a successful trip or Delivery service to end-users. We concluded we do not control the good or service provided by Drivers and Merchants to end-users as (i) we do not pre-purchase or otherwise obtain control of the Drivers’ and Merchants’ goods or services prior to its transfer to the end-user; (ii) we do not direct Drivers and Merchants to perform the service on our behalf, and (iii) we do not integrate services provided by Drivers and Merchants with our other services and then provide them to end-users. As part of our evaluation of control, we review other specific indicators to assist in the principal versus agent conclusions. We are not primarily responsible for Mobility and Delivery services provided to end-users, nor do we have inventory risk related to these services. While we facilitate setting the price for Mobility and Delivery services, the Drivers and Merchants and end-users have the ultimate discretion in accepting the transaction price and this indicator alone does not result in us controlling the services provided to end-users.
In the vast majority of transactions with end-users, we act as an agent of the Driver or Merchant by connecting end-users seeking Mobility and Delivery services with Drivers and Merchants looking to provide these services. Drivers and Merchants are our customers and pay us a service fee for each successfully completed transaction with end-users. Accordingly, we recognize revenue on a net basis, representing the fee we expect to receive in exchange for us providing the service to Drivers and Merchants. In certain markets, we promise Delivery services to end-users for a fee and separately subcontract with Couriers to provide delivery services. In these markets, we are the principal for the Delivery services and present Delivery revenue on a gross basis because we are primarily responsible for the services.
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
Mobility revenue also includes immaterial revenue streams such as our financial partnerships products and Vehicle Solutions.
Delivery
We derive our Delivery revenue primarily from service fees paid by Couriers and Merchants for use of the platform and related service to successfully complete a meal delivery service on the platform. In certain markets, Delivery also includes offerings for grocery, alcohol and convenience store delivery as well as select other goods. We recognize revenue when a Delivery transaction is complete.
In the majority of transactions, the service fee paid by Merchants is a fixed percentage of the meal price. The service fee paid by Couriers is the difference between the delivery fee amount paid by the end-user and the amount earned by the Couriers. End-users are quoted a fixed price for the meal delivery while we pay Couriers based on time and distance for the delivery. Therefore, we earn a variable amount on a transaction and may realize a loss on the transaction. We typically receive the service fee within a short period of time following the completion of a delivery.
Freight
We derive our Freight revenue from freight transportation services provided to Shippers. With the acquisition of Tupelo Parent, Inc. (“Transplace”) during the fourth quarter of 2021, our Freight revenue also includes revenue from transportation management. Refer to Note 18 – Business Combinations for further information on the Transplace acquisition.
Brokerage
Brokerage revenue represents the gross amount of fees charged to Shippers for our services because we control the service provided to customers. Costs incurred with carriers for Brokerage are recorded in cost of revenue. Shippers contract with us to utilize our network of independent freight carriers to transport freight. We enter into contracts with Shippers that define the price for each shipment and payment terms. Our acceptance of the shipment request establishes enforceable rights and obligations for each contract. By accepting the Shipper's order, we have responsibility for transportation of the shipment from origin to destination. We enter into separate contracts with independent freight carriers and are responsible for prompt payment of freight charges to the carrier regardless of payment by the Shipper. We invoice the Shipper upon satisfaction of our sole performance obligation to transport a Shipper’s freight using our network of independent freight carriers. We recognize revenue associated with our performance obligation over the contract term, which represents our performance over the period of time a shipment is in transit. While the transit period of our contracts can vary based on origin and destination, contracts still in transit at period end are not material. Payment for our services is generally due within 30 to 45 days upon receipt of invoice.
Transportation Management
We provide an integrated logistics and transportation service, which can include shipment planning, freight optimization, carrier assignment, load management, freight audit and payment processing and other related transportation services. Our sole performance obligation in these contracts is the integration of these services to transport the Shipper’s freight on a shipment-by-shipment basis. The majority of our transportation management revenue is recognized on a gross basis in the amount of gross fees charged to Shippers upon satisfaction of our performance obligation because we control the service provided to customers. Costs incurred with carriers for these transactions are recorded in cost of revenue. In transactions where we do not control the service provided to customers, we recognize revenue on a net basis. Revenue is recognized as our performance obligation is satisfied, which generally represents the transit period from origin to destination by a third-party carrier. While the transit period of our contracts can vary based on origin and destination, contracts still in transit at period end are not material. Payment for our services is generally due within 30 to 60 days upon completion of our performance obligation.
Principal vs. Agent Considerations
Judgment is required in determining whether we are the principal or agent in transactions with Shippers. For each contract entered into with a Shipper where we are responsible for identifying and directing independent freight carriers to transport the Shipper's goods, we control the service before it is transferred to the Shipper. We are primarily responsible for fulfilling the contract with the Shipper, including having discretion in selecting a qualified independent freight carrier that meets the Shipper's specifications. We also have pricing discretion and negotiate separately the price(s) charged to Shippers and amounts paid to carriers. Accordingly, we are the principal in these transactions. In certain arrangements, we do not control the service provided to customers and recognize the related revenue on a net basis. Contracts where we do not control the service before it is transferred to the Shipper are not material for the years ended December 31, 2019, 2020 and 2021.

All Other Revenue
E-Bikes and E-Scooters
Prior to the second quarter of 2020, All Other revenue (formerly our Other Bets segment) consisted primarily of revenue from New Mobility products, which were derived from operating leases as defined within ASC 842. New Mobility refers to offerings and products that provided users access to rides through a variety of modes, including dockless e-bikes and e-scooters (“New Mobility”). Users contracted with us via a rental agreement at the inception of each trip. We were responsible for providing access to the e-bikes and e-scooters over the user’s desired period of use. We recorded lease payments received upon completion of each trip. After the JUMP Divestiture during the second quarter of 2020, revenue from New Mobility products, including dockless e-bikes, was no longer material. Refer to Note 19 – Divestitures for further information on the JUMP Divestiture.
Advanced Technologies Group (“ATG”) and Other Technology Programs Collaboration Revenue
In 2019, we entered into a three-year joint collaboration agreement with certain third parties to develop next–generation self-driving technology. Under this collaboration agreement, we received cash consideration over the three-year term. We have applied ASC 808, Collaborative Arrangements for recognition and presentation of the consideration received as collaboration revenue. Refer to Note 17 – Non-Controlling Interests for further information.
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
Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. We expense such referral payments as incurred in sales and marketing expenses in the consolidated statements of operations. We apply the practical expedient under ASC 340-40-25-4 and expense costs to acquire new customer contracts as incurred because the amortization period would be one year or less. The amount recorded as an expense is the lesser of the amount of the incentive paid or the established fair value of the service received. Fair value of the service is established using amounts paid to vendors for similar services. The amounts paid to customers presented as sales and marketing expenses for the years ended December 31, 2019, 2020 and 2021 were immaterial.
In some transactions, incentives and payments made to customers may exceed the revenue earned in the transaction. In these transactions, the resulting shortfall amount is recorded as a reduction of revenue.
Advertising Revenue
We derive the majority of our advertising revenue from sponsored listing fees paid by merchants and brands in exchange for advertising on our platform. Advertising revenue is recognized when an end-user engages with the sponsored listing based on the number of clicks. Revenue is presented on a gross basis in the amount billed to merchants as we control the advertisement before it is transferred to the end-user.
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
Other
We have elected to exclude from revenue, taxes assessed by a governmental authority that are both imposed on and are concurrent with specific revenue producing transactions, and collected from Drivers, Merchants and end-users and remitted to governmental authorities. Accordingly, such amounts are not included as a component of revenue or cost of revenue.
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
For stock options with service-based vesting conditions only and stock purchase rights provided under our employee stock purchase plan, the valuation model, typically the Black-Scholes option-pricing model, incorporates various assumptions including expected stock price volatility, expected term and risk-free interest rates. We estimate the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of our own shares or comparable publicly traded companies in our industry group. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term. We estimate the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. We estimate the expected term for non-employees’ options based on the contractual term. U.S. The expected dividend yield is 0.0% as we have not paid and do not anticipate paying dividends on our common stock.
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
Prior to our IPO in May 2019, we had not recognized stock-based compensation expense for awards with performance-based conditions which include a qualifying event because the qualifying event described above had not yet occurred and was not considered probable. Upon the IPO, we recorded a cumulative one-time stock-based compensation expense of $3.6 billion, determined using the grant-date fair values. Stock-based compensation related to remaining service-based awards after the IPO is recorded over the remaining requisite service period. Refer to Note 11 – Stockholders' Equity for further information on our IPO.
For performance-based awards and RSUs, we determine the grant-date fair value to be the fair value of our common stock on the grant date.
For performance-based SARs, stock options, and warrants, we determine the grant-date fair value utilizing the valuation model as described above for service-based awards.

Market-Based Awards
We have granted RSUs and stock options that vest only upon the satisfaction of all the following conditions: service-based service conditions, performance-based conditions, and/or market-based conditions. The service-based condition for these awards generally is satisfied over four years. The performance-based conditions generally are satisfied upon achieving specified performance targets, such as the occurrence of a qualifying event, as described above for performance-based awards. The market-based conditions are satisfied upon our achievement of specified fully-diluted equity values, as determined based on our stock price.
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
Employee Stock Purchase Plan (“ESPP”)
We recognize stock-based expenses related to shares issued pursuant to our 2019 ESPP on a straight-line basis over the offering period. The ESPP provides for twelve-month offering periods, and each offering period includes two purchase periods of approximately six months. The ESPP allows eligible employees to purchase shares of our common stock at a 15 percent discount on the lower price of either (i) the offering period begin date or (ii) the purchase date. We estimate the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. In 2019, we determine volatility over an expected term of six months based on our historical volatility and twelve months based on the average of our historical volatility and our peer group. In 2020 and 2021, we determine volatility over an expected term of six months and twelve months based on our historical volatility. We estimate the expected term based on the contractual term.
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
We have elected to treat any potential GILTI inclusions as a period cost.
The establishment of deferred tax assets from intra-entity transfers of intangible assets requires management to make significant estimates and assumptions to determine the fair value of such intangible assets. Significant estimates in valuing intangible assets may include, but are not necessarily limited to, internal revenue and expense forecasts, the estimated life of the intangible assets, comparable transaction values, and/or discount rates. The discount rates used to discount expected future cash flows to present value are derived from a weighted-average cost of capital analysis and are adjusted to reflect the inherent risks related to the cash flow. Although we believe the assumptions and estimates utilized are reasonable and appropriate, they are based, in part, on historical experience, internal and external comparable data and are inherently uncertain. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.
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
•Sales and marketing expenses primarily consist of compensation costs, including stock-based compensation to sales and marketing employees, advertising costs, product marketing costs and discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers, and the allocation of certain corporate costs. We expense advertising and other promotional expenditures as incurred. Advertising expenses totaled $1.3 billion, $1.0 billion and $1.7 billion for the years ended December 31, 2019, 2020 and 2021, respectively. Discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers totaled $2.5 billion, $2.0 billion, and $2.4 billion for the years ended December 31, 2019, 2020 and 2021, respectively.
•Research and development expenses primarily consist of compensation costs, including stock-based compensation, for employees in engineering, design and product development. Expenses includes ATG and Other Technology Programs development expenses prior to the divestiture of our ATG business in January 2021, as well as expenses associated with ongoing improvements to, and maintenance of, existing products and services, and allocation of certain corporate costs.
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
•Depreciation and amortization expenses primarily consist of depreciation on buildings, site improvements, computer and network equipment, software, leasehold improvements, furniture and fixtures, and amortization of intangible assets.
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
Foreign Currency
The functional currency of our foreign subsidiaries is the local currency or U.S. dollar depending on the nature of the subsidiaries’ activities. Monetary assets and liabilities, and transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate in effect at the end of the period and are recorded in the current period consolidated statement of operations. Gains and losses resulting from remeasurement are recorded in foreign exchange gains (losses), net within other income (expense), net in the consolidated statements of operations. Subsidiary assets and liabilities with non-U.S. dollar functional currencies are translated at the month-end rate, retained earnings and other equity items are translated at historical rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative translation adjustments are recorded within accumulated other comprehensive income (loss), a separate component of total equity (deficit).
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
Loss Contingencies
We are involved in legal proceedings, claims, and regulatory, indirect tax examinations or government inquiries and investigations that may arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the consolidated financial statements.

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
The outcomes of litigation, indirect tax examinations and investigations are inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations, financial condition, or cash flows, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
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
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which reduced the number of models used to account for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that would have been previously been accounted for as derivatives and modifies the diluted earnings per share calculations for convertible instruments. We early adopted the new standard on January 1, 2021 on a modified retrospective basis. Refer to Note 8 – Long-Term Debt and Revolving Credit Arrangements for the impact of adoption on our 2025 Convertible Notes and Note 13 – Net Income (Loss) Per Share for the impact on our earnings per share calculation.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if it had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which requires disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The standard is effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue is presented in the following tables for the years ended December 31, 2019, 2020 and 2021, respectively (in millions):

	Year Ended December 31,
	2019	2020	2021
Mobility revenue (1)	$10,707	$6,089	$6,953
Delivery revenue (1)	1,401	3,904	8,362
Freight revenue	731	1,011	2,132
All Other revenue	161	135	8
Total revenue	$13,000	$11,139	$17,455
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.

	Year Ended December 31,
	2019	2020	2021
United States and Canada	$8,465	$6,611	$10,094
Latin America ("LatAm")	1,862	1,295	1,417
Europe, Middle East and Africa ("EMEA")	1,852	2,086	3,213
Asia Pacific ("APAC")	821	1,147	2,731
Total revenue	$13,000	$11,139	$17,455
Revenue
Mobility Revenue
We derive revenue primarily from fees paid by Mobility Drivers for the use of our platform(s) and related services to facilitate and complete Mobility services and, in certain markets, revenue from fees paid by end-users for connection services obtained via the platform. Mobility revenue also includes immaterial revenue streams such as our financial partnerships products and Vehicle Solutions. Vehicle Solutions revenue is accounted for as an operating lease as defined under ASC 842.
Delivery Revenue
We derive revenue for Delivery from Merchants’ and Couriers’ use of the Delivery platform and related service to facilitate and complete Delivery transactions. Additionally, in certain markets where we are responsible for delivery services, delivery fees charged to end-users are also included in revenue, while payments to Couriers in exchange for delivery services are recognized in cost of revenue. Delivery also includes advertising revenue from sponsored listing fees paid by merchants and brands in exchange for advertising services.
Freight Revenue
Freight revenue consists of revenue from freight transportation services provided to shippers. During the fourth quarter of 2021, we completed the acquisition of Transplace, and our Freight revenue also includes revenue from transportation management. Refer to Note 18 – Business Combinations for further information on the Transplace acquisition.
All Other Revenue
All Other revenue primarily includes collaboration revenue related to our ATG business and revenue from our New Mobility offerings and products.
ATG collaboration revenue was related to a three-year joint collaboration agreement we entered into in 2019. During the first quarter of 2021, we completed the sale of Apparate USA LLC (“Apparate” or the “ATG Business”) to Aurora Innovation, Inc. (“Aurora”). Refer to Note 19 – Divestitures for further information.
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

Contract Balances and Remaining Performance Obligation
Contract liabilities represent consideration collected prior to satisfying our performance obligations. As of December 31, 2021, we had $167 million of contract liabilities included in accrued and other current liabilities as well as other long-term liabilities on the consolidated balance sheet. Revenue recognized from these contract liabilities during 2019, 2020 and 2021 was not material.
Our remaining performance obligation for contracts with an original expected length of greater than one year is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of December 31, 2021	$26	$131	$157

Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the consolidated balance sheets consisted of the following as of December 31, 2020 and 2021 (in millions):

	As of December 31,
	2020	2021
Classified as short-term investments:
Marketable debt securities (1):
Commercial paper	$457	$—
U.S. government and agency securities	429	—
Corporate bonds	294	—
Short-term investments	$1,180	$—

Classified as investments:
Non-marketable equity securities:
Didi	$6,299	$—
Other (2)	329	315
Non-marketable debt securities:
Grab	2,341	—
Marketable equity securities
Didi	—	2,838
Grab	—	3,821
Aurora	—	3,388
Other	—	1,312
Notes receivable from a related party (2), (3)	83	132
Investments	$9,052	$11,806
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.
(2) These balances include certain investments recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.
(3) Consists of the Lime Convertible Note. Neutron Holdings, Inc. (“Lime”) is considered a related party as a result of our investment in Lime Common Stock. For further information, see the section titled “2020 Lime Investments” below and Note 19 – Divestitures.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2020				As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$2,386	$—	$—	$2,386	$—	$—	$—	$—
Commercial paper	—	611	—	611	—	—	—	—
U.S. government and agency securities	—	542	—	542	—	—	—	—
Corporate bonds	—	323	—	323	—	—	—	—
Non-marketable debt securities	—	—	2,341	2,341	—	—	—	—
Non-marketable equity securities	—	—	52	52	—	—	32	32
Marketable equity securities	—	—	—	—	11,359	—	—	11,359
Notes receivable from a related party	—	—	83	83	—	—	132	132
Total financial assets	$2,386	$1,476	$2,476	$6,338	$11,359	$—	$164	$11,523
Financial Liabilities
MLU B.V. Call Option (1)	$—	$—	$—	$—	$—	$—	$193	$193
Total financial liabilities	$—	$—	$—	$—	$—	$—	$193	$193
(1) For further information, see Note 4 - Equity Method Investments.
The following table summarizes the amortized cost, unrealized gains and losses, allowance for credit loss, and fair value of our debt securities at fair value on a recurring basis (in millions):

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Loss	Fair Value
Commercial paper	$611	$—	$—	$—	$611
U.S. government and agency securities	542	—	—	—	542
Corporate bonds	322	1	—	—	323
Non-marketable debt securities	2,281	60	—	—	2,341
Total	$3,756	$61	$—	$—	$3,817
The following table presents information about the allowance for credit losses on debt securities (in millions):

Non-marketable Debt Securities
Balance as of January 1, 2020	$—
Impact due to adoption of ASU 2016-13	—
Credit losses on securities for which credit losses were not previously recorded	(173)
Decrease to allowance for credit loss previously recorded	173
Balance as of December 31, 2020	$—
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
Our Level 3 non-marketable debt securities and non-marketable equity securities as of December 31, 2020 and 2021 primarily consist of common stock investments and redeemable preferred stock investments in privately held companies without readily determinable fair values.
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
Didi Investment
On June 30, 2021, Didi started trading on the New York Stock Exchange. Accordingly, our investment in preferred shares of Didi, which was previously accounted for under the measurement alternative on a non-recurring basis, was converted to ordinary shares with a readily determinable fair value and therefore changed to an investment measured at fair value on a recurring basis. As of December 31, 2021, our Didi investment is classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis. For the year ended December 31, 2021, we recognized an unrealized loss of $3.0 billion on this investment in other income (expense), net in our consolidated statements of operations.
Zomato Investment
In July 2021, Zomato Media Private Limited (“Zomato”), in which we held preferred shares that were previously classified as non-marketable equity securities and accounted for under the measurement alternative on a non-recurring basis, completed its IPO in India. Accordingly, our Zomato investment has been converted to ordinary shares upon the completion of the IPO and is classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021. During the year ended December 31, 2021, we recognized an unrealized gain of $991 million on this investment in other income (expense), net in our consolidated statement of operations. As of December 31, 2021, the carrying value of the investment was $1.1 billion. Our investment is subject to a lock-up period in which our ability to sell is restricted until July 2022.
Aurora Investment
On January 19, 2021, we completed the sale of our ATG Business to Aurora. As consideration for the sale of our ATG Business to Aurora, we received common stock in Aurora. Concurrently, we invested in Aurora’s preferred stock. For further information, refer to Note 19 – Divestitures.
We held one seat on Aurora’s board of directors and had the ability to hold a second seat, which, along with our common and preferred stock ownership (our “Aurora Investments”) generate significant influence. We elected to apply the fair value option to our Aurora common stock and preferred stock investments in order to provide consistency of accounting treatment to our Aurora Investments. The Aurora Investments are measured at fair value on a recurring basis with changes in fair value reflected in other income (expense), net, in the consolidated statements of operations.
On November 3, 2021, Aurora completed its planned special purpose acquisition company (“SPAC”) merger with Reinvent Technology Partners Y, resulting in Aurora becoming a publicly traded company post combination. Upon the completion of the merger, all of our Aurora Investments converted into shares of the newly issued Class A common stock of the publicly traded company. In addition, our ownership was significantly diluted and we lost the ability to appoint a second seat on Aurora’s board of directors. As a result, we no longer held significant influence over Aurora. As of December 31, 2021, our Aurora Investment has been classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis.
We recognized an unrealized gain of $1.6 billion on this investment in other income (expense), net in our consolidated statement of operations for the year ended December 31, 2021.

Summarized financial information for Aurora for the nine months ended September 30, 2021, the most recent period available, is as follows (in millions):

Results of Operations Data	Nine Months Ended September 30, 2021
Revenue	$55
Total operating expenses	557
Loss from operations	(502)
Net loss	(504)

Balance Sheet Data	As of September 30, 2021
Current assets	$665
Total assets	2,671
Current liabilities	75
Total liabilities	219
Redeemable convertible preferred stock	2,161

Grab Investment
On December 1, 2021, Grab completed its planned SPAC merger with Altimeter Growth Corporation, resulting in Grab becoming a publicly traded company post combination. Upon the completion of the merger, our investment in Series G preferred shares of Grab, which was previously accounted for as an investment in an available-for-sale debt security due to the redemption feature of the shares, converted into the newly issued Class A ordinary shares of the publicly traded company. We recorded the fair value of our investment with changes in the fair value recorded in other comprehensive income (loss), net of tax through the date of the conversion. Upon the conversion, we released the accumulative pre-tax unrealized gains on the investment of $2.8 billion recorded through other comprehensive income and recognized them as unrealized gains in other income (expense), net in our consolidated statement of operations for year ended December 31, 2021. Subsequent to the conversion, we recognized unrealized losses of $1.2 billion on the investment in other income (expense), net in our consolidated statement of operations for the year ended December 31, 2021 for the fair value change of the equity security.
As of December 31, 2021, our Grab investment has been classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis.
The following table summarizes information about the significant unobservable inputs used in the fair value measurement for our Grab investment as of December 31, 2020:

Fair value method	Relative weighting	Key unobservable input
Financing transactions	100%	Transaction price per share	$6.16
		Volatility	53%
		Estimated time to liquidity	1.75 years
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
Lime Investments
Our ownership in Lime is comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”). The 2020 Lime Investments were received as part of the transaction by which we divested of our JUMP business. Refer to Note 19 – Divestitures for further information regarding the JUMP Divestiture and the 2020 Lime Investments. Our investment in Lime Common Stock and representation on Lime’s board of directors gives us the ability to exercise significant influence over Lime. We elected to apply the fair value option to our Lime Common Stock investment and therefore we are applying fair value accounting to all of the 2020 Lime Investments which provides for consistency of accounting treatment. The 2020 Lime Investments are measured at fair value on a recurring basis with changes in fair value reflected in earnings. The fair value of the 2020 Lime Investments as of December 31, 2020 of $134 million was determined by referencing a transaction in a convertible note that is junior to the Lime Convertible Note and used as an input to an OPM. Other key inputs to the OPM were discount rates of 22% and 28%, volatility of 67% and time to liquidity of 2.0 years.
In December 2021, we contributed an additional $50 million of cash to Lime in exchange for a second convertible secured note that may be converted into common or preferred stock. The fair value of our Lime investments as of December 31, 2021 of $162 million was determined by referencing a financing transaction and used as an input to an OPM. Other key inputs to the OPM were discount rates of 22% and 28%, volatility of 70% and time to liquidity of 1.25 years.
Financial Assets Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets measured and recorded at fair value on a recurring basis as of as of December 31, 2020 and 2021, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Debt Securities	Non-marketable Equity Securities	Notes Receivable	MLU B.V. Call Option
Balance as of December 31, 2019	$2,370	$98	$—	$—
Total net gains (losses)
Included in earnings	(28)	(89)	(8)	—
Included in other comprehensive income (loss)	2	—	—	—
Purchases	3	65	91	—
Sales	(6)	(22)	—	—
Balance as of December 31, 2020	2,341	52	83	—
Total net gains (losses)
Included in earnings	—	553	(1)	(37)
Included in other comprehensive income (loss)	2,724	—	—	—
Purchases	—	1,677	50	—
Issuance	—	—	—	230
Transfers to Level 1	(5,065)	(2,250)	—	—
Balance as of December 31, 2021	$—	$32	$132	$193
Transfers to Level 1 were due to our strategic investments in Grab and Aurora that became publicly listed during the year ended December 31, 2021. As a result, our investments have been classified as marketable equity securities with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis. For further information, see the section titled “Aurora Investment” and “Grab Investment” above.
We did not make any transfers between the levels of the fair value hierarchy during the year ended December 31, 2020.
Assets Measured at Fair Value on a Non-Recurring Basis
Non-Financial Assets
Our non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable fair values, and primarily related to Didi prior to Didi’s IPO on June 30, 2021. The carrying value of our non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the consolidated statements of operations. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because we estimate the fair value of these securities based on valuation methods, including the common stock equivalent (“CSE”) and OPM methods, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities we hold.
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the years ended December 31, 2019, 2020 and 2021 based on the observable price in an orderly transaction for the same or similar security of the same issuers (in millions):

	Year Ended December 31,
	2019	2020	2021
Upward adjustments	$—	$—	$71
Downward adjustments (including impairment)	—	(1,690)	—
Total unrealized gain (loss) for non-marketable equity securities	$—	$(1,690)	$71
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
We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the years ended December 31, 2019 and 2020.

The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held as of December 31, 2020 and 2021 including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of December 31,
	2020	2021
Initial cost basis	$6,282	$279
Upward adjustments	1,984	4
Downward adjustments (including impairment)	(1,690)	—
Total carrying value at the end of the period	$6,576	$283

Note 4 - Equity Method Investments
The carrying value of our equity method investments as of December 31, 2020 and 2021 were as follows (in millions):

	As of December 31,
	2020	2021
MLU B.V.	$1,001	$751
Mission Bay 3 & 4 (1)	41	38
Other	37	11
Equity method investments	$1,079	$800
(1) Refer to Note 16 – Variable Interest Entities for further information.
MLU B.V. and Uber Russia/CIS Operations
During 2018, we closed a transaction that contributed the net assets of our Uber Russia/CIS operations into a newly formed private limited liability company (“MLU B.V.” or “Yandex.Taxi joint venture”), with Yandex and us holding ownership interests in MLU B.V. In exchange for consideration contributed, we received a seat on MLU B.V.’s board and an initial 38% equity ownership interest consisting of common stock in MLU B.V. Certain contingent equity issuances of MLU B.V. may dilute our equity ownership interest to approximately 33%. The investment was determined to be an equity method investment due to our ability to exercise significant influence over MLU B.V. The initial fair value of our equity method investment in MLU B.V. was estimated using discounted cash flows of MLU B.V. The equity ownership interest in MLU B.V. was 35% and 29% as of December 31, 2020 and 2021, respectively.
2020
During 2020, Yandex contributed its Yandex.Carsharing business (“Drive”) into MLU B.V. in exchange for an additional equity interest. The contribution of Drive into MLU B.V. resulted in the dilution of our ownership in MLU B.V. from 38% to 35%. The gain recognized on the dilution of our interest was not material to our consolidated results of operations for the year ended December 31, 2020. As part of this transaction, MLU B.V. contributed the assets and liabilities of its autonomous driving unit into a new legal entity, Yandex Self Driving Group B.V. (“SDG”), in which Yandex contributed additional capital. The reduction of our ownership interest to 20% in SDG, initially valued at $42 million, did not result in a material dilution gain.
2021
On August 30, 2021, we entered into an agreement with Yandex (the “Framework Agreement”) to restructure our joint ventures, MLU B.V. and SDG and we would sell to Yandex (i) our 4.5% equity interest in MLU B.V. and (ii) our entire equity interest in SDG (the “Initial Closing”). Subsequent to the Initial Closing, Yandex spun-off, by way of demerger from MLU B.V., its delivery businesses: Yandex.Eats, Yandex.Lavka and Yandex.Delivery (collectively, “Demerged Businesses”). Immediately following the demerger, Yandex acquired all of our equity interest in the Demerged Businesses (“Demerger Share Closing”). In connection with the Framework Agreement, we granted Yandex an option (“MLU B.V. Call Option”) to acquire our remaining equity interest in MLU B.V. during the two-year period following the Initial Closing. The total consideration paid by Yandex to us for the transaction was $1.0 billion in cash allocated as follows: (i) $276 million for our 4.5% of equity interest in MLU B.V.; (ii) $412 million for our equity interest in the Demerged Businesses; (iii) $230 million for the MLU B.V. Call Option; and (iv) the remaining immaterial amounts to our interest in SDG.
Initial Closing
During the third quarter of 2021 and pursuant to the Framework Agreement, we completed the sale of our entire equity interest in SDG and 4.5% of equity interest in MLU B.V. to Yandex. At the initial closing, we derecognized 4.5% of equity interest in MLU B.V. and recognized a gain of $106 million in other income (expense), net on our consolidated statement of operations. The consideration allocated and gains recognized for the sale of our entire equity interest in SDG were not material.
Demerger Share Closing
During the fourth quarter of 2021 and pursuant to the Framework Agreement, MLU B.V. completed the spin-off of the Demerger Businesses and Yandex acquired all of our equity interest in the Demerged Businesses. As a result, we derecognized our entire equity interest in the Demerged Businesses and recognized a gain of $242 million in other income (expense), net in our consolidated statement of operations.
MLU B.V. Call Option
The MLU B.V. Call Option is recorded as a liability in accrued and other current liabilities on our consolidated balance sheet, initially valued at $230 million and measured at fair value on a recurring basis with changes in fair value recorded in other income (expense), net in the consolidated statements of operations. The exercise price of the MLU B.V. Call Option is approximately $1.8 billion, subject to certain adjustments based on the timing of the option exercise. As of December 31, 2021, the fair value of the MLU B.V. Call Option is $193 million, including the recognition of an immaterial gain for the fair value change during the year ended December 31, 2021. To determine the fair value of the MLU B.V. Call Option as of December 31, 2021, we used a lattice model which simulated multiple scenarios of the exercise behaviors and the corresponding strike prices over the term of the call option. Key inputs to the lattice model were underlying business value, option term of 1.7 years, volatility of 50%, risk-free interest rates, and strike price (Level 3).
MLU B.V. Basis Difference
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
The table below provides the composition of the basis difference as of December 31, 2021 (in millions):

As of December 31, 2021
Equity method goodwill	$545
Intangible assets, net of accumulated amortization	54
Deferred tax liabilities	(12)
Cumulative currency translation adjustments	(107)
Basis difference	$480
We amortize the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible assets is approximately 4.0 years and 3.3 years as of December 31, 2020 and 2021, respectively. Equity method goodwill is not amortized. The investment balance is reviewed for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable. As of December 31, 2020 and 2021, we determined that there was no impairment of our investment in MLU B.V. The future effect of the COVID-19 pandemic and related government actions as well as other factors will continue to be monitored.
Mission Bay 3 & 4
The Mission Bay 3 & 4 JV refers to Event Center Office Partners, LLC (“ECOP”), a joint venture entity established in 2018, by Uber and two companies (“LLC Partners”) to manage the construction and operation of two office buildings owned by two ECOP wholly-owned subsidiaries. We contributed $136 million cash in exchange for a 45% interest in ECOP. The two LLC Partners own 45% and 10%, respectively. The equity ownership interest in ECOP remained at 45% as of December 31, 2020 and 2021.
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
We have significant influence over ECOP and we account for our investment in ECOP under the equity method. At each reporting period and a quarter in arrears, we adjust the carrying value of our investment to reflect our proportionate share of ECOP’s income or loss, and any impairments, with a corresponding credit or debit, respectively, to income or loss from equity method investment, net of tax in the consolidated statements of operations. During 2019, the construction was completed and leasing activities commenced. and immaterial amounts of equity earnings were recognized during 2019, 2020 and 2021. During 2020 and 2021, we incurred an immaterial amount of lease payments with ECOP, which is a related party. As of December 31, 2020 and 2021, we determined that there was no impairment of our investment in ECOP.

Note 5 – Property and Equipment, Net
The components of property and equipment, net as of December 31, 2020 and 2021 were as follows (in millions):

	As of December 31,
	2020	2021
Land	$66	$65
Building and site improvements	711	737
Leasehold improvements	435	594
Computer equipment	560	468
Leased computer equipment	596	650
Leased vehicles	6	7
Internal-use software	203	258
Furniture and fixtures	83	99
Dockless e-bikes	—	—
Construction in progress	170	157
Total	2,830	3,035
Less: Accumulated depreciation and amortization	(1,016)	(1,182)
Property and equipment, net	$1,814	$1,853
We capitalized $76 million and $55 million in internal-use software costs during the years ended December 31, 2020 and 2021, respectively, which is included in property and equipment, net on the consolidated balance sheets. Amortization of capitalized software development costs was $22 million, $55 million, and $69 million for the years ended December 31, 2019, 2020 and 2021, respectively.
Amounts in construction in progress represent buildings, leasehold improvements, assets under construction, and other assets not placed in service.
Depreciation expense relating to property and equipment was $433 million, $364 million, and $393 million for the years ended December 31, 2019, 2020 and 2021, respectively. Included in these amounts were depreciation expense for leased computer equipment in the amount of $146 million, $198 million, and $217 million for the years ended December 31, 2019, 2020 and 2021, respectively. Accumulated depreciation and amortization included $303 million and $390 million of leased computer equipment depreciation as of December 31, 2020 and 2021, respectively.

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
The components of our lease expense were as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Lease cost
Finance lease cost:
Amortization of assets	$150	$199	$217
Interest of lease liabilities	15	16	12
Operating lease cost (1)	321	482	299
Short-term lease cost	28	17	7
Variable lease cost	100	109	96
Sublease income	(2)	(2)	(5)
Total lease cost	$612	$821	$626
(1) We exited certain leased offices, primarily due to the City of San Francisco’s extended shelter-in-place orders and our restructuring activities, resulting in accelerated lease cost of $118 million for the year ended December 31, 2020.
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$12	$14	$11
Operating cash flows from operating leases	275	250	297
Financing cash flows from financing leases	138	224	226
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$918	$202	$273
Finance lease liabilities	251	196	184
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	As of December 31,
	2020	2021
Operating Leases
Operating lease right-of-use assets	$1,274	$1,388
Operating lease liability, current	$175	$185
Operating lease liabilities, non-current	1,544	1,644
Total operating lease liabilities	$1,719	$1,829

	As of December 31,
	2020	2021
Finance Leases
Property and equipment, at cost	$596	$650
Accumulated depreciation	(303)	(390)
Property and equipment, net	$293	$260
Other current liabilities	$177	$191
Other long-term liabilities	120	43
Total finance leases liabilities	$297	$234

	As of December 31,
	2020	2021
Weighted-average remaining lease term
Operating leases	16 years	15 years
Finance leases	2 years	2 years
Weighted-average discount rate
Operating leases	7.0%	6.7%
Finance leases	5.4%	4.2%
Maturities of lease liabilities were as follows (in millions):

	As of December 31, 2021
	Operating Leases	Finance Leases
2022	$280	$140
2023	312	60
2024	264	34
2025	214	9
2026	198	—
Thereafter	2,067	1
Total undiscounted lease payments	3,335	244
Less: imputed interest	(1,506)	(10)
Total lease liabilities	$1,829	$234
As of December 31, 2021, we had additional operating leases and finance leases, primarily for corporate offices and servers, that have not yet commenced of $421 million and $19 million, respectively. These operating and finance leases will commence between fiscal year 2022 and fiscal year 2023 with lease terms of 2 years to 13 years.
Mission Bay 1 & 2
In 2015, we entered into a joint venture (“JV”) agreement with a real estate developer (“JV Partner”) to develop land (“the Land”) in San Francisco to construct our new headquarters (the “Headquarters”). The Headquarters consists of two adjacent office buildings totaling approximately 423,000 rentable square feet. In connection with the JV arrangement, we acquired a 49% interest in the JV, the principal asset of which was the Land.
In 2016, we and the JV Partner agreed to dissolve the JV and terminate our commitment to the lease of the Headquarters (together “the real estate transaction”) and we retained a 49% indirect interest in the Land (“Indirect Interest”). Under the terms of the real estate transaction, we obtained the rights and title to the partially constructed building, completed the development of the two office buildings and retained a 100% ownership in the buildings. In connection with the real estate transaction, we also executed two 75-year land lease agreements (“Land Leases”). As of December 31, 2021, commitments under the Land Leases total $141 million until February 2032. After 2032, the annual rent amount will adjust annually based on the prevailing consumer price index.
The real estate transaction is accounted for as a financing transaction of our 49% Indirect Interest due to our continuing involvement through a purchase option on the Indirect Interest. As a financing transaction, the cash and deferred sales proceeds received from the real estate transaction are recorded as a financing obligation. As of December 31, 2021, our Indirect Interest of $65 million is included in property and equipment, net and a corresponding financing obligation of $76 million is included in other long-

term liabilities. Future land lease payments of $1.7 billion is allocated 49% to the financing obligation of the Indirect Interest and 51% to the operating lease of land.
Future minimum payments related to the financing obligations as of December 31, 2021 are summarized below (in millions):

Future Minimum Payments
Fiscal Year Ending December 31,
2022	$6
2023	6
2024	6
2025	7
2026	7
Thereafter	813
Total	$845
Note 7 – Goodwill and Intangible Assets
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
On Dec 1, 2020, we acquired 100% of the equity of Postmates Inc. (“Postmates”). The acquisition was accounted for as a business combination, resulting in the recognition of $3.1 billion in goodwill in our Delivery segment and $1.0 billion in intangible assets.
On October 12, 2021, we completed the acquisition of The Drizly Group, Inc. (“Drizly”). The acquisition was accounted for as a business combination, resulting in the recognition of $619 million in goodwill in our Delivery segment and $395 million in intangible assets.
On November 12, 2021, we completed the acquisition of Transplace. The acquisition was accounted for as a business combination, resulting in the recognition of $1.4 billion in goodwill in our Freight segment and $902 million in intangible assets.
Refer to Note 18 – Business Combinations for further information of our acquisitions.
The following table presents the changes in the carrying value of goodwill by segment for the years ended December 31, 2020 and 2021 (in millions):

	As Previously Reported (1)
	ATG and Other Technology Programs	Mobility	Delivery	Freight	All Other	Total Goodwill
Balance as of January 1, 2020	$29	$25	$13	$—	$100	$167
Acquisitions	—	2,574	3,533	—	—	6,107
Goodwill impairment	—	—	—	—	(100)	(100)
Reclass to Assets held for sale	(29)	—	—	—	—	(29)
Foreign currency translation adjustment	—	(37)	1	—	—	(36)
Balance as of December 31, 2020	—	2,562	3,547	—	—	6,109
Acquisitions	—	127	672	1,438	—	2,237
Goodwill impairment	—	(73)	—	—	—	(73)
Measurement period adjustment (2)	—	(1)	189	—	—	188
Foreign currency translation adjustment	—	(34)	(7)	—	—	(41)
Balance as of December 31, 2021	$—	$2,581	$4,401	$1,438	$—	$8,420
(1) Prior to the first quarter of 2021, we had four reportable segments, Mobility, Delivery, Freight, and ATG and Other Technology Programs. In the first quarter of 2021, we determined there are three operating and reportable segments: Mobility, Delivery, and Freight. Refer to Note 14 - Segment Information and Geographic Information for further information.
(2) Refer to Note 18 – Business Combinations.
Goodwill Impairment
We performed an annual test for goodwill impairment in the fourth quarter of the fiscal year ended December 31, 2019 and determined that goodwill was not impaired.
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
During the year ended December 31, 2021, we recognized an immaterial goodwill impairment charge.
Intangible Assets
The components of intangible assets, net as of December 31, 2020 and 2021 were as follows (in millions except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2020
Consumer, Merchant and other relationships	$1,007	$(81)	$926	8
Developed technology (1)	529	(69)	460	2
Trade names and trademarks	183	(16)	167	7
Patents	15	(6)	9	8
Other	5	(3)	2	0
Intangible assets	$1,739	$(175)	$1,564

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2021
Consumer, Merchant and other relationships	$1,868	$(294)	$1,574	9
Developed technology (1)	922	(269)	653	5
Trade names and trademarks	222	(47)	175	6
Patents	15	(7)	8	7
Other	5	(3)	2	0
Intangible assets	$3,032	$(620)	$2,412
(1) Developed technology intangible assets include in-process research and development (“IPR&D”), which is not subject to amortization, of $55 million as of December 31, 2020. There was no IPR&D included in developed technology intangible assets as of December 31, 2021.
Amortization expense for intangible assets subject to amortization was $16 million, $155 million, and $439 million for the years ended December 31, 2019, 2020 and 2021, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of December 31, 2021 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
2022	$524
2023	361
2024	303
2025	265
2026	202
Thereafter	757
Total	$2,412
Impairment of Definite-Lived Intangible and Long-Lived Assets
The following table presents the definite-lived intangible and long-lived asset impairment charges recorded in the consolidated statements of operations by asset class during the years ended December 31, 2020 and 2021 (in millions):

	Year Ended December 31,
	2020	2021
Intangible assets	$23	$23
Property and equipment	154	17
Operating lease right-of-use assets (1)	94	3
Total	$271	$43
(1) During the year ended December 31, 2020, we exited, and made available for sublease, certain leased offices, primarily due to the City of San Francisco's extended shelter-in-place orders and our restructuring activities. These decisions resulted in operating lease right-of-use assets impairments of $52 million, $18 million, and $24 million recorded in general and administrative, operations and support, research and development, respectively, in the consolidated statements of operations.
We did not record any impairment charges related to definite-lived intangible and held and used long-lived asset during the year ended December 31, 2019.

Note 8 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates were as follows (in millions, except for percentages):

	As of December 31,
	2020	2021	Effective Interest Rates	Maturities
2016 Senior Secured Term Loan	$1,101	$—	—%	—
2018 Senior Secured Term Loan	1,463	—	—%	—
2025 Refinanced Term Loan	—	1,448	3.8%	April 4, 2025
2027 Refinanced Term Loan	—	1,090	3.8%	February 25, 2027
2025 Senior Note	1,000	1,000	7.7%	May 15, 2025
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	—	1,500	4.7%	August 15, 2029
2025 Convertible Note	1,150	1,150	0.2%	December 15, 2025
Total debt	7,914	9,388
Less: unamortized discount and issuance costs	(327)	(85)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$7,560	$9,276
2016 and 2018 Senior Secured Term Loans Refinancing
On February 25, 2021, we entered into a refinancing transaction under which we borrowed $2.6 billion pursuant to an amendment to the 2016 Senior Secured Term Loan agreement, of which all of the net proceeds were used to repay in full all previously outstanding loans under the 2016 Senior Secured Term Loan agreement and the 2018 Senior Secured Term Loan agreement. The $2.6 billion is comprised of (i) a $1.1 billion tranche with a maturity date of February 25, 2027, replacing the 2016 Senior Secured Term Loan as a Refinancing Term Loan (the “2027 Refinanced Term Loan”), and (ii) a $1.5 billion tranche with a maturity date of April 4, 2025, replacing the 2018 Senior Secured Term Loan as an Incremental Term Loan (the “2025 Refinanced Term Loan”). The refinancing transaction qualified as a debt modification that did not result in an extinguishment.
The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan are guaranteed by certain of our material domestic restricted subsidiaries. The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of December 31, 2021. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair values of our 2025 Refinanced Term Loan and 2027 Refinanced Term Loan were $1.4 billion and $1.1 billion, respectively, as of December 31, 2021 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
As of December 31, 2021, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
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
Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. The adoption of this standard resulted in a decrease to additional paid-in capital of $243 million and an increase to our 2025 Convertible Notes by the same amount. At adoption, there was no adjustment recorded to the opening accumulated deficit. As a result of the adoption, starting on January 1, 2021 interest expense is reduced as a result of accounting for the 2025 Convertible Notes as a single liability measured at its amortized cost.
The fair value of our 2025 Convertible Notes was $1.1 billion as of December 31, 2021 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
In September 2020, we issued eight-year notes with an aggregate principal amount of $500 million due on January 15, 2028 (the “2028 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2028 Senior Notes at par and paid approximately $5 million for debt issuance costs. The interest is payable semi-annually in arrears on January 15 and July 15 of each year at 6.25% per annum, beginning on July 15, 2021, and the entire principal amount is due at the time of maturity. In October 2020, we used the net proceeds from this offering, along with cash on hand, to redeem all of our outstanding 2023 Senior Notes. The redemption of the 2023 Senior Notes was for substantially identical 2028 Senior Notes. Following the redemption, there were no 2023 Senior Notes outstanding.

In August 2021, we issued eight-year notes with an aggregate principal amount of $1.5 billion due on August 15, 2029 (the “2029 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2029 Senior Notes at par and paid approximately $16 million for debt issuance costs. The interest is payable semi-annually in arrears on February 15 and August 15 of each year at 4.50% per annum, beginning on February 15, 2022, and the entire principal amount is due at the time of maturity and therefore, the 2029 Senior Notes are classified as long-term. We used the net proceeds from this offering to finance a portion of the consideration payable in cash, and certain related fees and expenses incurred, in connection with the acquisition of Transplace, by our majority-owned subsidiary, Uber Freight Holding Corporation (“Freight Holding”). Refer to Note 18 – Business Combinations for additional information on the Transplace acquisition.
The 2025, 2026, 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of December 31, 2021.
The following table presents the fair values of our Senior Notes as of December 31, 2021, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of December 31, 2021
2025 Senior Note	$1,052
2026 Senior Note	1,602
2027 Senior Note	1,305
2028 Senior Note	537
2029 Senior Note	1,533
Total	$6,029

The future principal payments for our long-term debt as of December 31, 2021 is summarized as follows (in millions):

Future Minimum Payments
Year Ending December 31,
2022	$27
2023	27
2024	27
2025	3,564
2026	1,512
Thereafter	4,231
Total	$9,388
The following table presents the amount of interest expense recognized relating to the contractual interest coupon, amortization of the debt discount and issuance costs with respect to our long term debt, and an 8.0% internal rate of return (“IRR payout”) which was accruing on our 2022 Convertible Notes that converted into shares of common stock upon the close of our IPO in 2019, for the years ended December 31, 2019, 2020 and 2021 (in millions):

	Year Ended December 31,
	2019	2020	2021
Contractual interest coupon	$439	$449	$464
Amortization of debt discount and issuance costs	82	14	16
8% IRR payout	26	—	—
Total interest expense from long-term debt	$547	$463	$480
Revolving Credit Arrangements
We have a revolving credit agreement initially entered in 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of December 31, 2021, there was no balance outstanding on the Revolving Credit Facility.
Letters of Credit
For purposes of securing obligations related to leases and other contractual obligations, we also maintain an agreement for letters of credit, which is collateralized by our Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2020 and 2021, we had letters of credit outstanding of $649 million and $749 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $233 million and $247 million, respectively.
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
Sale of ATG Business
On December 7, 2020, we announced the sale of our ATG Business, our subsidiary focused on the development and commercialization of autonomous vehicle technologies, to Aurora. Our ATG Business was included within our ATG and Other Technology Programs segment. The sale of our ATG Business did not represent a strategic shift that would have had a major effect on our operations and financial results, and therefore did not qualify for reporting as a discontinued operation for financial statement purposes. On January 19, 2021, we completed the sale of Apparate to Aurora. Refer to Note 19 – Divestitures for further information on the sale of our ATG Business.
Note 10 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2020 and 2021 were as follows (in millions):

	As of December 31,
	2020	2021
Prepaid expenses	$407	$459
Other receivables	464	553
Other	344	442
Prepaid expenses and other current assets	$1,215	$1,454

Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2020 and 2021 were as follows (in millions):

	As of December 31,
	2020	2021
Accrued legal, regulatory and non-income taxes	$1,811	$2,187
Accrued Drivers and Merchants liability	651	1,187
Income and other tax liabilities	203	376
Unsecured convertible notes in connection with Careem acquisition	348	—
Commitment to issue unsecured convertible notes in connection with Careem acquisition	303	238
Other	1,796	2,549
Accrued and other current liabilities	$5,112	$6,537
Other Long-Term Liabilities
Other long-term liabilities as of December 31, 2020 and 2021 were as follows (in millions):

	As of December 31,
	2020	2021
Deferred tax liabilities	$818	$365
Other	488	570
Other long-term liabilities	$1,306	$935
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2019, 2020 and 2021 were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2018	$(228)	$40	$(188)
Other comprehensive income (loss) before reclassifications	(3)	4	1
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(3)	4	1
Balance as of December 31, 2019	$(231)	$44	$(187)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2019	$(231)	$44	$(187)
Other comprehensive income (loss) before reclassifications	(350)	2	(348)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(350)	2	(348)
Balance as of December 31, 2020	$(581)	$46	$(535)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2020	$(581)	$46	$(535)
Other comprehensive income before reclassifications	57	2,562	2,619
Amounts reclassified from accumulated other comprehensive income (1)	—	(2,608)	(2,608)
Other comprehensive income (loss)	57	(46)	11
Balance as of December 31, 2021	$(524)	$—	$(524)
(1) The amounts reclassified from accumulated other comprehensive income are recorded in other income (expense), net and the related tax impact of $176 million is recorded in provision for (benefit from) income taxes on the consolidated statement of operations.
Other Income (Expense), Net
The components of other income (expense), net, for the years ended December 31, 2019, 2020 and 2021 were as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Interest income	$234	$55	$37
Foreign currency exchange gains (losses), net	(40)	(128)	(67)
Gain on business divestitures, net (1)	—	204	1,684
Gain from sale of investments (2)	—	—	413
Unrealized gain (loss) on debt and equity securities, net (3)	2	(125)	1,142
Impairment of debt and equity securities (4)	—	(1,690)	—
Change in fair value of embedded derivatives	58	—	—
Gain on extinguishment of convertible notes and settlement of derivatives (5)	444	—	—
Other, net	24	59	83
Other income (expense), net	$722	$(1,625)	$3,292
(1) During the year ended December 31, 2020, gain on business divestitures, net represented a $154 million gain on the sale of our Uber Eats India operations to Zomato recognized in the first quarter of 2020 and a $77 million gain on the sale of our European Freight Business to sennder GmbH (“Sennder”) recognized in the fourth quarter of 2020, partially offset by a $27 million loss on the sale of our JUMP operations to Lime recognized in the second quarter of 2020.
During the year ended December 31, 2021, gain on business divestitures, net represented a $1.6 billion gain on the sale of our ATG Business to Aurora recognized in the first quarter of 2021. Refer to Note 19 – Divestitures for further information on the sale of our ATG Business.
(2) During the year ended December 31, 2021, gain from sale of investments primarily represented a $348 million gain recognized from sale of our equity interests in MLU B.V. Refer to Note 4 - Equity Method Investments for further information.
(3) During the year ended December 31, 2021, unrealized gain (loss) on debt and equity securities, net primarily represented a $1.6 billion net unrealized gain on our Grab investment, a $1.6 billion unrealized gain on our Aurora Investments and a $991 million unrealized gain on our Zomato investment, partially offset by a $3.0 billion unrealized loss on our Didi investment. Refer to Note 3 – Investments and Fair Value Measurement for further information.
(4) During the year ended December 31, 2020, we recorded an impairment charge of $1.7 billion, primarily related to our investment in Didi recognized during the first quarter of 2020. Refer to Note 3 – Investments and Fair Value Measurement for further information.
(5) During the year ended December 31, 2019, we recognized a $444 million gain on extinguishment of our 2021 and 2022 Convertible Notes and settlement of derivatives in connection with our IPO, recognized during the second quarter of 2019. Refer to Note 11 – Stockholders' Equity for additional information regarding our IPO.

Note 11 – Stockholders' Equity
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
Preferred Stock
After conversion of the above mentioned redeemable convertible preferred stock into common stock upon closing of our IPO, our board of directors was granted the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of December 31, 2020 and 2021, there was no preferred stock issued and outstanding.
Common Stock
As of December 31, 2021, we have the authority to issue 5.0 billion shares of common stock with a par value of $0.00001 per share. Holders of common stock are entitled to dividends when and if declared by the board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2021, no dividends have been declared and there were 1.9 billion shares of common stock issued and outstanding.
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

The number of shares of our common stock available for issuance under the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029 by the lesser of (a) 5% of the total number of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) such number of shares determined by our board of directors. Pursuant to the automatic increase feature of the 2019 Plan, our board of directors approved an increase of 97 million shares reserved for issuance effective January 1, 2022, for a total of 377 million shares reserved.
Stock Option and SAR Activity
A summary of stock option and SAR activity for the year ended December 31, 2021 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2020	229	28,734	$12.87	4.97	$1,104
Granted and assumed in connection with acquisitions	—	5,457	$5.13
Exercised	(65)	(9,380)	$10.81
Canceled and forfeited	(7)	(558)	$17.14
As of December 31, 2021	157	24,253	$11.84	4.35	$735
Vested and expected to vest as of December 31, 2021	134	17,411	$8.10	3.55	$593
Exercisable as of December 31, 2021	134	17,411	$8.10	3.55	$593
The total intrinsic value of stock options and SARs exercised for the years ended December 31, 2019, 2020 and 2021, was $202 million, $614 million and $382 million, respectively.
RSU Activity
The following table summarizes the activity related to our RSUs for the year ended December 31, 2021 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2020	83,736	$34.17
Granted	50,308	$49.78
Vested	(39,005)	$37.98
Canceled and forfeited	(23,578)	$37.85
Unvested and outstanding as of December 31, 2021	71,461	$41.91
The total fair value of RSUs vested for the years ended December 31, 2019, 2020 and 2021 was $1.4 billion, $1.4 billion, and $1.5 billion, respectively.
Restricted Common Stock
We have granted restricted common stock to certain continuing employees, primarily in connection with acquisitions. Vesting of this stock may be dependent on a combination of service and performance conditions that become satisfied upon the occurrence of a qualifying event. We have the right to repurchase shares for which the vesting conditions are not satisfied.
The following table summarizes the activity related to our restricted common stock for the year ended December 31, 2021 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested restricted common stock as of December 31, 2020	28	$34.86
Granted	4,641	$43.50
Vested	(516)	$43.50
Canceled and forfeited	—	$—
Unvested restricted common stock as of December 31, 2021	4,153	$43.44

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the years ended December 31, 2019, 2020 and 2021 (in millions):

	Year Ended December 31,
	2019	2020	2021
Operations and support	$454	$72	$139
Sales and marketing	243	48	83
Research and development	2,958	477	614
General and administrative	941	230	332
Total	$4,596	$827	$1,168
Upon our IPO on May 14, 2019, the performance condition was met and $3.6 billion of stock-based compensation expense was recognized related to these awards. For additional information related to our IPO, refer to section above titled “Initial Public Offering.”
During the years ended December 31, 2019, 2020 and 2021, we modified the terms of stock-based awards for certain employees upon their termination or change in employment status. Incremental stock-based compensation cost in relation to the modification of stock-based awards was not material for the years ended December 31, 2019, 2020 and 2021.
As of December 31, 2021, there was $3.0 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.70 years. Stock-based compensation expense capitalized as internally developed software costs was $61 million for the year ended December 31, 2019 and not material for the years ended December 31, 2020 and 2021.
The tax benefits recognized in the consolidated statements of operations for stock-based compensation arrangements were not material during the years ended December 31, 2019, 2020 and 2021, respectively.
No redeemable convertible preferred stock warrants were granted to non-employee service providers and others in 2019, 2020 and 2021. During 2019, 2020 and 2021, warrants vested to non-employee service providers and others were not material and no warrants were granted.
The weighted-average grant-date fair values of stock options and SARs granted to employees in the years ended December 31, 2019, 2020 and 2021 were $19.91, $35.77 and $39.43 per share, respectively. The fair value of stock options and SARs granted was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2020	2021
Expected term (in years)	6.0	4.0	5.1
Risk-free interest rate	2.2%	0.3%	0.9%
Expected volatility	33.9%	42.5%	40.3%
Expected dividend yield	—%	—%	—%
The weighted-average grant-date fair value of performance awards with market-based targets in the year ended December 31, 2019 was $18.20 per share. The weighted-average derived service period for performance awards with market-based targets in the year ended December 31, 2019 was 2.12 years. There were no performance awards with market-based targets granted in the years ended December 31, 2020 and 2021. The fair value of performance awards with market-based targets granted was determined using a Monte Carlo model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2020	2021
Risk-free interest rate	2.7%	—%	—%
Expected volatility	39.0%	—%	—%
Expected dividend yield	—%	—%	—%

2019 Employee Stock Purchase Plan
On May 9, 2019, the date of the underwriting agreement between Uber and the underwriters for the IPO, our ESPP became effective. The number of shares of Uber common stock available for issuance under the ESPP automatically increases on January 1 of each year, beginning in 2020 and continuing through 2029, by the lesser of (a) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) 25,000,000 shares. However, our board of directors or compensation committee may reduce the amount of the increase in any particular year. Pursuant to the automatic increase feature of the ESPP, effective January 1, 2022, a total of 70 million shares of common stock are reserved for issuance under the ESPP.
The stock-based compensation expense recognized for the ESPP was not material during the years ended December 31, 2019, 2020 and 2021. During the years ended December 31, 2019, 2020 and 2021, 2 million, 5 million and 3 million shares, respectively, of common stock were purchased under the ESPP at a weighted-average price of $23.83, $25.05 and $38.75 per share, respectively, resulting in cash proceeds of $49 million, $125 million and $107 million, respectively. We selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for our ESPP. As of December 31, 2021, total unrecognized compensation cost related to the ESPP was $39 million, which will be amortized over a period of 0.4 years.
Note 12 - Income Taxes
The U.S. and foreign components of income (loss) before provision for (benefit from) income taxes for the years ended December 31, 2019, 2020 and 2021 are as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
U.S.	$(4,926)	$(3,518)	$(340)
Foreign	(3,507)	(3,428)	(685)
Loss before income taxes and loss from equity method investments	$(8,433)	$(6,946)	$(1,025)
The components of the provision for (benefit from) income taxes for the years ended December 31, 2019, 2020 and 2021 are as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Current
Federal	$1	$—	$—
State	—	11	4
Foreign	132	63	196
Total current tax expense	$133	$74	$200
Deferred
Federal	(77)	(97)	(76)
State	8	(7)	19
Foreign	(19)	(162)	(635)
Total deferred tax expense (benefit)	(88)	(266)	(692)
Total provision for (benefit from) income taxes	$45	$(192)	$(492)

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2019, 2020 and 2021:

	Year Ended December 31,
	2019	2020	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax expense	(0.1)	(0.1)	(2.3)
Foreign rate differential	(3.8)	10.8	10.3
Non-deductible expenses	(1.3)	(1.3)	(5.2)
Stock-based compensation	1.2	1.3	4.5
Interest on convertible notes	(0.3)	—	(0.1)
Gain on convertible notes	1.1	—	—
Federal research and development credits	3.1	2.9	7.8
Deferred tax on investments (1)	—	0.9	48.7
Entity restructuring (2)	92.3	(1.7)	(2.0)
Change in unrecognized tax benefits	(17.0)	(3.7)	(27.8)
Valuation allowance	(97.3)	(45.8)	(33.7)
US tax on foreign income	(1.6)	—	(10.8)
Tax rate change	—	14.4	22.4
Other interest	1.8	3.2	16.8
Other, net	0.4	0.9	(1.6)
Effective income tax rate	(0.5)%	2.8%	48.0%
(1) The 2020 rate impact for “Deferred tax on investments” was primarily driven by the deferred U.S. tax impact and the deferred China tax impact of the impairment charge related to our investment in Didi.
The 2021 rate impact for “Deferred tax on investments” was primarily driven by the deferred China and U.S. tax impact related to our investment in Didi and the deferred U.S. tax impact related to our investments in Aurora, Grab, and Zomato.
(2) The 2019 rate impact for “Entity restructuring” is related to a series of transactions resulting in changes to our international legal structure, including a redomiciliation of a subsidiary to the Netherlands and a transfer of certain intellectual property rights among wholly owned subsidiaries, primarily to align its evolving operations. The redomiciliation resulted in a step-up in the tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets in an amount of $6.4 billion, net of a reserve for uncertain tax positions of $1.4 billion (refer to the 2019 rate impact for “Change in unrecognized tax benefits”). Based on available objective evidence, management believed it was not more-likely-than-not that these additional foreign deferred tax assets will be realizable as of December 31, 2019 and, therefore, were offset by a full valuation allowance (refer to the 2019 rate impact for “Valuation allowance”) to the extent not offset by reserves for uncertain tax positions. The corresponding deferred tax asset and valuation allowance balance were included in the “Fixed assets and intangible assets” and “Valuation allowance” lines, respectively, in the table below.
In the second quarter of 2020, we transferred certain intangible assets among our wholly-owned subsidiaries to align our structure to our evolving operations. The transaction resulted in the establishment of deferred tax assets of $354 million; however, there was no financial statement benefit recognized since the deferred tax asset was offset by a full valuation allowance.
To align our structure to our evolving operations, in the second and fourth quarters of 2021, we completed intercompany transfers of certain intangible assets. These intercompany transfers did not have a material impact to the financial statements.

The components of deferred tax assets and liabilities as of December 31, 2020 and 2021 are as follows (in millions):

	As of December 31,
	2020	2021
Deferred tax assets
Net operating loss carryforwards	$4,949	$5,992
Research and development credits	857	1,020
Stock-based compensation	125	66
Accruals and reserves	227	290
Accrued legal	95	119
Fixed assets and intangible assets	6,936	6,753
Investment in partnership	254	—
Lease liability	460	455
Interest limitation carryforwards	562	629
Other	58	107
Total deferred tax assets	14,523	15,431
Less: Valuation allowance	(13,410)	(13,920)
Total deferred tax assets, net of valuation allowance	1,113	1,511
Deferred tax liabilities
Indefinite lived deferred tax liability (1)	1,502	1,451
ROU assets	322	334
Other	68	29
Total deferred tax liabilities	1,892	1,814
Net deferred tax liabilities	$779	$303
(1) The $1.5 billion indefinite-lived deferred tax liability represents the deferred U.S. income tax expense, which will be incurred upon the eventual disposition of the shares underlying our investments in Didi, Aurora, Grab, and Zomato. The current year tax expense and any subsequent changes in the recognition or measurement of this deferred tax liability will be recorded in continuing operations.
Based on available evidence, management believes it is not more-likely-than-not that the net U.S., Netherlands, and other non-material jurisdictions’ deferred tax assets will be fully realizable. In these jurisdictions, we have recorded a valuation allowance against net deferred tax assets. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed. We had a valuation allowance against net deferred tax assets of $13.4 billion and $13.9 billion as of December 31, 2020 and 2021, respectively. In 2021, the increase in the valuation allowance was primarily attributable to a tax rate increase in the Netherlands, an increase in U.S. federal, state and Netherlands deferred tax assets resulting from the loss from operations, and tax credits generated during the year, offset partially by the release of the valuation allowance due to deferred tax liabilities recorded as a result of the acquisitions providing an additional source of taxable income to support the realizability of pre-existing deferred tax assets.
The indefinite carryforward period for net operating losses ("NOLs") means that indefinite-lived deferred tax liabilities can be considered as support for realization of deferred tax assets, which can affect the need to record or maintain a valuation allowance for deferred tax assets. As of December 31, 2020 and 2021, we realized approximately $744 million and $1.2 billion, respectively, of our U.S. federal and state deferred tax assets as a result of our indefinite-lived deferred tax liabilities being used as a source of income.
As of December 31, 2021, we had U.S. federal NOL carryforwards of $3.2 billion that begin to expire in 2031 and $11.7 billion that have an unlimited carryover period. As of December 31, 2021, we had U.S. state NOL carryforwards of $10.2 billion that begin to expire in 2022 and $2.2 billion that have an unlimited carryover period. As of December 31, 2021, we had foreign NOL carryforwards of $507 million that begin to expire in 2023 and $10.1 billion that have an unlimited carryover period.
As of December 31, 2021, we had U.S. federal research tax credit carryforwards of $785 million that begin to expire in 2028. We had U.S. state research tax credit carryforwards of $13 million that begin to expire in 2032 and $521 million that have an unlimited carryover period.

In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through December 31, 2021. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
The following table reflects changes in gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2019	2020	2021
Unrecognized tax benefits at beginning of year	$394	$1,797	$2,293
Gross increases - current year tax positions	1,566	353	239
Gross increases - prior year tax positions	16	191	134
Gross decreases - prior year tax positions	(36)	(48)	(9)
Gross decreases - settlements with tax authorities	(143)	—	—
Unrecognized tax benefits at end of year	$1,797	$2,293	$2,657
As of December 31, 2021, approximately $204 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $2.5 billion of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. The amount of interest and penalties accrued as of December 31, 2020 and 2021 was $12 million and $18 million, respectively.
Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Any changes to unrecognized tax benefits recorded as of December 31, 2021 that are reasonably possible to occur within the next 12 months are not expected to be material.
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
As of December 31, 2021, the open tax years for our major tax jurisdictions are as follows:

Jurisdiction	Tax Years
U.S. Federal	2011 - 2021
U.S. States	2004 - 2021
Brazil	2016 - 2021
Netherlands	2018 - 2021
Australia	2017 - 2021
As of December 31, 2021, the amount of accumulated foreign earnings of certain foreign subsidiaries that we intend to indefinitely reinvest is not material.
Note 13 – Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the periods presented. Diluted net income (loss) per share is computed by giving effect to all potential weighted average dilutive common stock. The dilutive effect of outstanding awards and convertible securities is reflected in diluted net income (loss) per share by application of the treasury stock method or if-converted method, as applicable.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Year Ended December 31,
	2019	2020	2021
Basic net loss per share:
Numerator
Net loss including non-controlling interests	$(8,512)	$(6,788)	$(570)
Add: net loss attributable to non-controlling interests, net of tax	(6)	(20)	(74)
Net loss attributable to common stockholders	$(8,506)	$(6,768)	$(496)
Denominator
Basic weighted-average common stock outstanding	1,248,353	1,752,960	1,892,546
Basic net loss per share attributable to common stockholders (1)	$(6.81)	$(3.86)	$(0.26)
Diluted net loss per share:
Numerator
Net loss attributable to common stockholders	$(8,506)	$(6,768)	$(496)
Net loss attributable to Freight Holding convertible common shares non-controlling interest, net of tax	—	—	(44)
Diluted net loss attributable to common stockholders	$(8,506)	$(6,768)	$(540)
Denominator
Number of shares used in basic net loss per share computation	1,248,353	1,752,960	1,892,546
Weighted-average effect of potentially dilutive securities:
Assumed redemption of Freight Holding convertible common shares, non-controlling interest	—	—	2,973
Diluted weighted-average common stock outstanding	1,248,353	1,752,960	1,895,519
Diluted net loss per share attributable to common stockholders (1)	$(6.81)	$(3.86)	$(0.29)
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
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Year Ended December 31,
	2019	2020	2021
Freight Holding contingently redeemable preferred stock	—	14,339	10,070
Convertible notes	—	28,407	21,740
RSUs	85,058	83,736	71,461
Stock options	34,800	28,734	24,253
Common stock subject to repurchase	210	28	4,153
RSUs to settle fixed monetary awards	283	49	—
Shares committed under ESPP	5,490	2,451	3,226
Warrants to purchase common stock	123	126	73
Total	125,964	157,870	134,976

Note 14 - Segment Information and Geographic Information
We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance.
During the second quarter of 2020, we changed the name of the Rides segment to Mobility and the name of the Eats segment to

Delivery. In addition, during the second quarter of 2020, we completed the divestiture of our JUMP business (the “JUMP Divestiture”), which comprised substantially all of the operations of our Other Bets reportable segment. Subsequent to the JUMP Divestiture, the Other Bets segment no longer exists and the continuing activities previously included in the Other Bets segment are immaterial for all periods presented. Certain of these other continuing business activities were migrated to our Mobility segment, whose prior period results were not restated because such business activities were immaterial. The other business activities that were not migrated represent an “all other category separate from other reconciling items” and are presented within the All Other caption. The historical results of the former Other Bets segment are included within the All Other caption. Refer to Note 19 – Divestitures for further information regarding the JUMP Divestiture.
In January 2021, we sold our ATG Business to Aurora. Our ATG Business was included in the ATG and Other Technology Programs segment prior to this transaction. As a result of the sale, ATG and Other Technology Programs segment was no longer a reportable segment. Beginning in the first quarter of 2021, results of ATG and Other Technology Programs are included within All Other. Refer to Note 19 – Divestitures for further information regarding the sale of our ATG Business.
As of December 31, 2021, our three operating and reportable segments are as follows:

Segment	Description

Mobility	Mobility products connect consumers with Drivers who provide rides in a variety of vehicles, such as cars, auto rickshaws, motorbikes, minibuses, or taxis. Mobility also includes activity related to our Financial Partnerships and Transit offerings.

Delivery
Delivery offerings allow consumers to search for and discover local restaurants, order a meal, and either pick-up at the restaurant or have the meal delivered. In certain markets, Delivery also includes offerings for grocery, alcohol and convenience store delivery as well as select other goods.

Freight
Freight connects carriers with shippers on our platform, and gives carriers upfront, transparent pricing and the ability to book a shipment. Freight also includes transportation management and other logistics services offerings.

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

	Year Ended December 31,
	2019	2020	2021
Segment adjusted EBITDA:
Mobility	$2,071	$1,169	$1,596
Delivery	(1,372)	(873)	(348)
Freight	(217)	(227)	(130)
All Other (1)	(750)	(461)	(11)
Total segment adjusted EBITDA	(268)	(392)	1,107
Reconciling items:
Corporate G&A and Platform R&D (2), (3)	(2,457)	(2,136)	(1,881)
Depreciation and amortization	(472)	(575)	(902)
Stock-based compensation expense	(4,596)	(827)	(1,168)
Legal, tax, and regulatory reserve changes and settlements	(353)	35	(526)
Driver appreciation award	(299)	—	—
Payroll tax on IPO stock-based compensation	(86)	—	—
Goodwill and asset impairments/loss on sale of assets	(8)	(317)	(157)
Acquisition, financing and divestitures related expenses	—	(86)	(102)
Accelerated lease costs related to cease-use of ROU assets	—	(102)	(5)
COVID-19 response initiatives	—	(106)	(54)
Gain on lease arrangement, net	—	5	—
Restructuring and related charges, net	(57)	(362)	—
Legacy auto insurance transfer (4)	—	—	(103)
Mass arbitration fees	—	—	(43)
Loss from operations	$(8,596)	$(4,863)	$(3,834)
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
(4) Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies for further information.
Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal delivered. Long-lived assets, net includes property and equipment, net and operating lease right-of-use assets as well as the same asset class included within assets held for sale on the consolidated balance sheets. The following tables set forth revenue and long-lived assets, net by geographic area as of and for the years ended December 31, 2019, 2020 and 2021 (in millions):

	Year Ended December 31,
	2019	2020	2021
United States	$7,968	$6,082	$9,058
All other countries	5,032	5,057	8,397
Total Revenue	$13,000	$11,139	$17,455

	As of December 31,
	2020	2021
United States	$2,940	$2,991
All other countries	252	250
Total long-lived assets, net	$3,192	$3,241
Revenue grouped by offerings is included in Note 2 – Revenue.
Note 15 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2020 and 2021, we had recorded aggregate liabilities of $1.8 billion and $2.2 billion, respectively, of which $1.3 billion and $1.3 billion relate to non-income tax matters, respectively, in accrued and other current liabilities on the consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
In addition, in January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and in August 2021, the Alameda County Superior Court ruled that Proposition 22 is unconstitutional. On September 21, 2021, the State of California filed an appeal of that decision with the California Court of Appeal, and the Protect App-Based Drivers and Services organization has also filed an appeal.
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. The complaint was served on July 20, 2020 and Uber filed a motion to dismiss the complaint on September 24, 2020, which was denied on March 25, 2021. A summary judgment motion was filed in September 2021, and we filed a motion in which we argue that the motion is premature. The court granted our motion to defer the summary judgment motion on January 12, 2022. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
Swiss Social Security Reclassification
Several Swiss administrative bodies have issued decisions in which they classify Drivers as employees of Uber Switzerland, Rasier Operations B.V. or of Uber B.V. for social security or regulatory purposes. We are challenging each of them before the Social Security and Administrative Tribunals. In April 2021, a ruling was made that Uber Switzerland could not be held liable for social security contributions. The litigations with regards to Uber B.V. and Raiser Operations B.V. are still pending for years 2014 to 2019. In January 2022, the Social Security Tribunal of Zurich reclassified drivers who have used the App in 2014 as dependent workers of Uber BV and Rasier Operations BV from a social security standpoint, but this ruling has been appealed before the Federal Tribunal and has no impact on our current operations. The ultimate resolution of the social security matters for the other two entities is uncertain and the amount accrued for this matter is recorded within accrued and other current liabilities on the consolidated balance sheets.
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
On March 16, 2021, we announced that more than 70,000 Mobility drivers in the UK will be treated as workers, earning at least the National Living Wage when driving with Uber. They will also be paid for holiday time and all those eligible will be automatically enrolled into a pension plan. We have also completed a settlement process with drivers in the UK to proactively resolve historical claims relating to their classification under UK law. Our portal for drivers to register for a settlement of historical holiday pay and national minimum wage liabilities closed on July 22, 2021 and we have extended offers to all drivers eligible for settlement who are not already represented by an attorney and have made payments to the drivers who accepted our offers. Compensation hearings will take place in 2022 for claimants who have not settled their historic claims, where the tribunal will assess our position on the correct approach to working time, expenses, and holiday pay.
On June 23, 2021, we received a compliance notice from the UK pension regulator to facilitate our auto-enrollment implementation. We have completed the enrollment of eligible drivers in the UK into a pension plan. While the ultimate resolution of these matters is uncertain, we have recorded an accrual for these matters within accrued and other current liabilities on the consolidated balance sheets as of December 31, 2021.

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
State Unemployment Taxes
In 2018, the New Jersey Department of Labor (“NJDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2018. The NJDOL made an assessment on November 12, 2019, against both Rasier and Uber. Both assessments were calculated through November 15, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2018. The NJDOL has provided several assessments from February through October 2021. We have submitted payment for the principal revised amount of the assessment and are engaged in ongoing discussions with the NJDOL about the assessments. While the ultimate resolution of this matter is uncertain, we recorded for this matter within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2021.
Google v. Levandowski & Ron; Google v. Levandowski
On October 28, 2016, Google filed arbitration demands against each of Anthony Levandowski and Lior Ron, former employees of Google, alleging breach of their respective employment agreements with Google, fraud and other state law violations (due to soliciting Google employees and starting a new venture to compete with Google’s business in contravention of their respective employment agreements). Google sought damages, injunctive relief, and restitution. On March 26, 2019, following a hearing, the arbitration panel issued an interim award, finding against each of Google’s former employees and awarding $127 million against Anthony Levandowski and $1 million for which both Anthony Levandowski and Lior Ron are jointly and severally liable. In July 2019, Google submitted its request for interest, attorneys fees, and costs related to these claims. The Panel’s Final Award was issued on December 6, 2019. On February 7, 2020, Ron and Google entered into a settlement agreement and mutual release to satisfy the corrected final award in the amount of approximately $10 million. Uber paid Google on behalf of Ron pursuant to an indemnification obligation. A dispute continues to exist with regard to Uber’s alleged indemnification obligation to Levandowski. Whether Uber is ultimately responsible for indemnification of Levandowski depends on the exceptions and conditions set forth in the indemnification agreement. In March 2020, Levandowski pleaded guilty to criminal trade secret charges and filed for bankruptcy. Former President Trump pardoned Levandowski from the trade secret conviction. Uber filed a proof of claim in the bankruptcy court, and Levandowski additionally asserted a claim against Uber alleging that Uber failed to perform its obligations under an agreement with Otto Trucking, LLC. For these claims, Uber and Levandowski reached a confidential settlement in principle that is scheduled for an approval hearing with the court on March 3, 2022. While the ultimate resolution of this matter is uncertain, we have recorded for this matter within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2021.
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

Other Legal and Regulatory Matters
We have been subject to various government inquiries and investigations surrounding the legality of certain of our business practices, compliance with antitrust, Foreign Corrupt Practices Act and other global regulatory requirements, labor laws, securities laws, data protection and privacy laws, consumer protection laws, environmental laws, and the infringement of certain intellectual property rights. We have investigated many of these matters and we are implementing a number of recommendations to our managerial, operational and compliance practices, as well as strengthening our overall governance structure. In many cases, we are unable to predict the outcomes and implications of these inquiries and investigations on our business which could be time consuming, costly to investigate and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact our business, reputation, financial condition and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
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
Note 16 – Variable Interest Entities
VIEs are legal entities that lack sufficient equity to finance their activities without future subordinated financial support.
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. We are the primary beneficiary because we have the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we consolidate the assets and liabilities of these consolidated VIEs.
Total assets included on the consolidated balance sheets for our consolidated VIEs as of December 31, 2020 and 2021 were $1.2 billion and $3.9 billion, respectively. Total liabilities included on the consolidated balance sheets for these VIEs as of December 31, 2020 were not material and $1.0 billion as of December 31, 2021.
Freight Holding
In July 2018, we created a new majority-owned subsidiary, Uber Freight Holding Corporation (“Freight Holding”). The purpose of Freight Holding is to perform the business activities of the Freight operating segment. The Freight Holding stock held by us was determined to be a variable interest.
In October 2020, Freight Holding entered into a Series A preferred stock purchase agreement (“2020 Freight Series A Preferred Stock Purchase Agreement”) with outside investor (“2020 Freight Series A Investor”) to sell shares of Series A Preferred Stock (“Freight Series A”).
In July 2021, we entered into a Freight Series A preferred stock purchase agreement and sold shares of Freight Series A to The Public Investment Fund, which is an investor in Uber.
In November 2021, Freight Holding entered into a series A-1 stock purchase agreement (“2021 Series A-1 Preferred Stock Purchase Agreement”) with outside investors (“Freight Series A-1 Investors”) to sell shares of Series A-1 convertible preferred stock of Freight Holding (“Freight Series A-1”). Neither the Freight Series A or Freight Series A-1 investments changed the conclusion that Freight Holding is a consolidated VIE. As of December 31, 2020 and 2021, we continue to own the majority of the issued and outstanding capital stock of Freight Holding and report non-controlling interest as further described in Note 17 – Non-Controlling Interests.
Divestiture of ATG Business and Aurora Investments
In April 2019, we contributed certain of our subsidiaries and certain assets and liabilities related to our autonomous vehicle technologies (excluding liabilities arising from certain indemnification obligations related to the Levandowski arbitration and any remediation costs associated with certain obligations that may arise as a result of the Waymo settlement) to Apparate in exchange for common units representing 100% ownership interest in Apparate. Subsequent to the formation of Apparate, Apparate entered into a Class A Preferred Unit Purchase Agreement (“Preferred Unit Purchase Agreement”) with SVF Yellow (USA) Corporation (“SoftBank”), Toyota Motor North America, Inc. (“Toyota”), and DENSO International America, Inc. (“DENSO”). Preferred units were issued in July 2019 to SoftBank, Toyota, and DENSO and provided the investors with an aggregate 13.8% initial ownership interest in Apparate on an as-converted basis. The common units held by us in Apparate were determined to be a variable interest. The purpose of Apparate was to develop and commercialize autonomous vehicle and ridesharing technologies and Apparate’s results were part of All Other (formerly our ATG and Other Technology Programs segment, refer to Note 14 - Segment Information and Geographic Information for further information).

As of December 31, 2020, we consolidated the ATG Business’ assets and liabilities and reported non-controlling interests. On January 19, 2021, we completed the sale of the ATG Business to Aurora. Refer to the section titled “Unconsolidated VIEs” below for additional information on Aurora. Refer to Note 19 – Divestitures for further information on the sale of the ATG Business.
Careem Qatar and Morocco
On January 2, 2020, we completed the acquisition of substantially all of the assets of Careem and certain of its subsidiaries pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) in countries where regulatory approval was obtained or which did not require regulatory approval. The assets and operations in Qatar and Morocco (collectively “Non-Transferred Countries”) had not yet been transferred to us as of December 31, 2020. The purpose of the Careem Qatar and Morocco’s operations is to provide primarily ridesharing services in each respective country. Although the assets and operations of the Non-Transferred Countries were not transferred as of December 31, 2020, we had rights to all residual interests in the entities comprising the Non-Transferred Countries which was considered a variable interest. We were exposed to losses and residual returns of the entities comprising the Non-Transferred Countries through the right to all of the proceeds from either the divestiture or the eventual legal transfer upon regulatory approval of the entities comprising the Non-Transferred Countries. We controlled Intellectual Properties (“IP”) which are significant for the business of Non-Transferred Countries and sub-license those IP to the Non-Transferred Countries. Each entity that comprised the Non-Transferred Countries met the definition of a VIE and we were the primary beneficiary of each of the entities comprising the Non-Transferred Countries. As a result, we consolidated the entities comprising the Non-Transferred Countries as of December 31, 2020.
On September 21, 2021, ownership of Careem’s operations in Morocco was fully transferred to us. Transfer of the assets and operations of Careem Qatar will be subject to a delayed closing pending timing of regulatory approval. We have rights to all residual interests in the Careem Qatar entity which is considered a variable interest. We are exposed to losses and residual returns of the Careem Qatar entity through the right to all of the proceeds from either the divestiture or the eventual legal transfer, upon regulatory approval, of the Careem Qatar entity. As a result, we consolidated Careem Qatar as of December 31, 2021.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amount of assets recognized on the consolidated balance sheets related to unconsolidated VIEs were $308 million and $598 million as of December 31, 2020 and 2021, respectively, and represents our maximum exposure to loss associated with the unconsolidated VIEs.
Zomato
Zomato is incorporated in India with the purposes of providing food delivery services. On January 21, 2020, we acquired compulsorily convertible cumulative preference shares (“CCPS Preferred Shares”) of Zomato valued at $171 million in exchange for Uber’s food delivery operations in India (“Uber Eats India”), and a note receivable valued at $35 million for reimbursement of goods and services tax. As of December 31, 2020, our investment in the CCPS Preferred Shares of Zomato represented 9.99% of the voting capital upon conversion to ordinary shares. Zomato was a VIE as it lacked sufficient equity to finance its activities without future subordinated financial support. We were exposed to Zomato’s economic risks and rewards through our investment and note receivable which represent variable interests, and the carrying values of these variable interests reflect our maximum exposure to loss. However, we were not the primary beneficiary because neither the investment in CCPS Preferred Shares nor the note receivable provide us with the power to direct the activities that most significantly impact Zomato’s economic performance. Refer to Note 19 – Divestitures for further information regarding Zomato and the divestiture of Uber Eats India.
During the second quarter of 2021, the outstanding note receivable was paid. During the third quarter of 2021, we determined Zomato is no longer a VIE as it is sufficiently capitalized as a result of its IPO in India during July 2021. Refer to Note 3 – Investments and Fair Value Measurement for further information.
Lime
On May 7, 2020, we entered into the JUMP Divestiture and received the 2020 Lime Investments. Refer to Note 19 – Divestitures for further information on the JUMP Divestiture and the 2020 Lime Investments. We are exposed to Lime’s economic risks and rewards through our ownership of the 2020 Lime Investments, which represent variable interests.
Cornershop: CS-Mexico
As of December 31, 2020, Cornershop Cayman’s (“Cornershop”) business operations in Mexico (“CS-Mexico”) were determined to be a variable interest. We were exposed to CS-Mexico’s economic risks and rewards through: the CS-Mexico Put/Call; an immaterial unsecured note; the contractual rights to 35% of contingent sale proceeds from CS-Mexico under certain conditions; and a market-based fee related to the transition services agreement, all of which represented variable interests held by Uber. However, we were not the primary beneficiary and we did not consolidate CS-Mexico.
In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, Cornershop Global (“CS-Global”), an entity which held all of Cornershop business operations, except for those in Mexico, exercised a call option and acquired 100% of the outstanding equity interest in CS-Mexico. We owned 55% of CS-Mexico through our ownership in CS-Global. The acquisition of CS-Mexico by CS-Global triggered a reconsideration event and we reevaluated if CS-Mexico still met the definition of a VIE. As of December 31, 2021, we determined that CS-Mexico was no longer a VIE when it was acquired by CS-Global, which has sufficient equity to operate without the need for subordinated financial support. Refer to Note 18 – Business Combinations for further information.
Aurora
In January 2021, we sold our ATG Business to Aurora. After the sale, we hold equity interests in Aurora through our Aurora Investments. As of December 31, 2021, our Aurora Investments had a fair value of $3.4 billion within investments on the consolidated balance sheet. Refer Note 3 – Investments and Fair Value Measurement for additional information regarding the accounting for our Aurora Investments and Note 19 – Divestitures for additional information regarding the sale of our ATG Business.
After the sale in January 2021, we initially determined Aurora was a VIE as it lacked sufficient equity to finance its activities without future subordinated financial support. We were exposed to Aurora’s economic risks and rewards through our equity interests, which represented variable interests. On November 3, 2021, Aurora completed its planned SPAC merger with Reinvent Technology Partners Y, making Aurora a publicly traded company post combination, which triggered a reconsideration event. We reevaluated if Aurora still met the definition of a VIE and determined that Aurora was no longer a VIE when it completed its SPAC merger given it had sufficient equity to operate without the need for subordinated financial support.
Moove
On February 12, 2021 (the “Moove Closing Date”), we entered into and completed a series of agreements with Garment Investments S.L. dba Moove (“Moove”), a vehicle fleet operator in Spain, including (i) an equity investment, through preferred shares, in which Uber acquired a 30% minority interest in Moove from its current shareholders at closing and up to approximately $185 million contingent on future performance of Moove and certain other conditions through the eighth anniversary of the agreement, (ii) a term loan of $213 million to Moove, due February 2026, and (iii) a commercial partnership agreement. Also included in the agreements is an option for us to purchase common stock of Moove at fair value, beginning two years after the Moove Close Date. After this series of agreements, Moove is considered a related party.
Our equity investment in Moove, through preferred shares, is accounted for as an investment in non-marketable equity securities included in investments on the consolidated balance sheet. The term loan, $204 million as of December 31, 2021, is accounted for as a loan receivable, carried at amortized cost, and included in other assets on the consolidated balance sheet. Refer to Note 3 – Investments and Fair Value Measurement, Assets Measured at Fair Value on a Non-Recurring Basis, for additional information regarding our non-marketable equity securities.
Moove is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Moove’s economic risks and rewards through our equity investment, the term loan and commercial partnership agreement, which represent variable interests.

Note 17 – Non-Controlling Interests
We have several consolidated subsidiaries that have issued common stock and preferred stock or preferred units to third party investors, representing non-controlling interests. As of December 31, 2020 and 2021, the amounts of non-controlling interests represented by subsidiaries’ preferred units and preferred stock were $1.3 billion and $1.0 billion, respectively.
ATG Investment: Preferred Unit Purchase Agreement
In July 2019, we closed a Preferred Unit Purchase Agreement with SoftBank, Toyota, and DENSO (collectively “the Investors”) for purchase by the Investors of Class A Preferred Units (“Preferred Units”) in Apparate. Apparate, a subsidiary of ours, issued 1.0 million Preferred Units at $1,000 per unit to the Investors for an aggregate consideration of $1.0 billion ($400 million from Toyota, $333 million from SoftBank, and $267 million from DENSO). As of December 31, 2020, the Preferred Units represented an aggregate 14.2% ownership interest in Apparate on an as-converted basis. As of December 31, 2020, we retained the remaining 85.8% ownership interest. SoftBank and Toyota are our existing investors.
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
As of December 31, 2020, the SoftBank Preferred Units were classified as redeemable non-controlling interests in our consolidated financial statements and reported at the Put/Call Price which was determined as of the balance sheet date. The initial fair value of SoftBank’s Preferred Units was determined based on a hybrid method with the option pricing model as the primary methodology. This method used Level 3 fair value measurement inputs as well as an assumed equal probability of the occurrence of a liquidation or exit event. The significant unobservable inputs used in the initial fair value measurement include: volatility of 42%, time to liquidity of 5 years, and a discount for lack of marketability of 17%. A market approach was also used to corroborate the valuation derived from the hybrid method at issuance to evidence that the issuance price of the Preferred Units approximated their fair value. There was no fair value adjustment to SoftBank’s redeemable non-controlling interests during the year ended December 31, 2020.
Toyota and DENSO’s Preferred Units
As of December 31, 2020, the Toyota and DENSO Preferred Units were classified as non-redeemable non-controlling interests as these units were not subject to any mandatory redemption rights or redemption rights that are outside our control.
ATG Collaboration Agreement with Apparate, Toyota and DENSO
In conjunction with the Preferred Unit Purchase Agreement discussed above, we entered into a three-year joint collaboration agreement among Toyota, DENSO, and Apparate to develop next-generation self-driving technology (the “ATG Collaboration Agreement”), which became effective as of the closing of the Preferred Unit Purchase Agreement in July 2019. Pursuant to the ATG Collaboration Agreement, Toyota would make cash payments to Apparate up to an aggregate of $300 million, payable in six semi-annual installments during the three-year term of the ATG Collaboration Agreement. The cash payments for each six-month period were contingent upon the mutual agreement between the parties on the development activities and milestones to be achieved in the next six months and the continuation of the ATG Collaboration Agreement. The ATG Collaboration Agreement was within the scope of ASC 808, Collaborative Arrangements. The development activities were considered ongoing and central to the activities of ATG. As a result, the amounts received from Toyota were recognized as collaboration revenue in the All other segment (formerly ATG and Other Technology Programs) ratably over the respective six-month service period to which each payment relates, as the related development activities are performed. During the years ended December 31, 2019 and 2020, we recognized $42 million and $100 million, respectively, as revenue under the ATG Collaboration Agreement.
Divestiture of ATG Business to Aurora

On January 19, 2021, we completed the previously announced sale of our ATG Business to Aurora. As a result, our controlling interest and the non-controlling interests in the ATG Business were settled and ownership of the ATG Business transferred to Aurora. We derecognized the carrying value of non-controlling interests in the ATG Business of $1.1 billion, which included Toyota and DENSO non-redeemable non-controlling interests of $701 million and Softbank’s redeemable non-controlling interests of $356 million. Refer to Note 19 – Divestitures for further information.
Freight Holding
As of December 31, 2020 and 2021, we owned 85% and 78%, respectively, of the issued and outstanding capital stock of our subsidiary Freight Holding, or 79% and 75%, respectively, on a fully-diluted basis if all common shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. As of December 31, 2020 and 2021, under the Freight Holding incentive plan, a total number of 99.8 million shares of Freight Holding are reserved. As of December 31, 2020 and 2021, 83.8 million and 85.0 million shares, respectively, were available for grant and issuance. The redeemable non-controlling interest of Freight Holding is not accreted to redemption value because it is currently not probable that the non-controlling interest will become redeemable.
Holders of Common Stock of Freight Holding
The minority common stockholders of our subsidiary Freight Holding, including any holders of common equity awards issued under the employee equity incentive plans and employees who hold fully vested shares, have put rights to sell certain of their equity interests at fair value to us at specified periods of time that terminates upon the earliest of the closing of a liquidation transaction or an IPO of the subsidiary. Should the put rights be exercised, they can be satisfied in either cash, Uber stock, or a combination of cash and Uber stock based upon our election. As of December 31, 2020 and 2021, the minority common stockholders ownership in Freight Holding is classified as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in our control.
We attribute the pro rata share of the Freight Holding’s net income or loss available to holders of common stock to the redeemable non-controlling interests generated from common shares of Freight Holding based on the outstanding ownership of the minority shareholders of common shares during the period.
Freight Series A Preferred Stock
In October 2020, Freight Holding entered into a 2020 Freight Series A Preferred Stock Purchase Agreement with a 2020 Freight Series A Investor. Pursuant to the 2020 Freight Series A Preferred Stock Purchase Agreement, the 2020 Freight Series A Investor agreed to invest an aggregate of $500 million in Freight Holding, which will occur over a number of closings, subject to customary closing conditions.
On October 6, 2020, the initial closing occurred pursuant to the 2020 Freight Series A Preferred Stock Purchase Agreement and 2020 Freight Series A Investor invested $250 million in exchange for 124.7 million shares of Freight Series A preferred stock, representing approximately 8% ownership interest on a fully diluted basis.
The 2020 Freight Series A Investor has the option to purchase additional shares in tranches of at least $50 million at a time at the initial purchase price for two years following initial closing up to an additional aggregate $250 million. This right to continue to invest at the initial price over two years is a forward obligation classified as a liability measured at fair value which was initially valued using a two-year discount rate and is immaterial. We will maintain majority ownership of the issued and outstanding capital stock of Freight Holding following such additional investment. Upon the passage of two years from initial close, the 2020 Freight Series A Investor must purchase and Freight Holding must issue any remaining unissued additional shares at the purchase price. The 2020 Freight Series A Investor holds two seats on the Freight Holding board of directors as of December 31, 2021.
We do not attribute the pro rata share of the Freight Holding’s loss to the redeemable non-controlling interests in Series A Preferred shares of Freight Holding because these shares are entitled to a liquidation preference and therefore do not participate in losses that would cause their interest to be below the liquidation preference. Upon liquidation, these Freight Series A preferred stock are entitled to the greater of either (i) a 1.5x liquidation preference on their initial investment, as well as 6% continuously compounding cumulative dividends that will be paid before any distribution to common shareholders or (ii) the fair value of their investment (the “Freight Series A Liquidation Preference”). The dividend, along with any attributed prorated share of Freight Holding’s net income (if applicable), are included in net income (loss) attributable to non-controlling interests, net of tax in our consolidated statements of operations.
The 2020 Freight Series A Investor’s Freight Series A preferred stock may be called by us at our option after the passage of five years at the Freight Series A Liquidation Preference. Beginning after three years, if a series of events occur including Freight Holding not consummating an IPO, 2020 Freight Series A Investor’s Freight Series A preferred stock could become redeemable at the Freight Series A Liquidation Preference upon the passage of five years. Upon redemption, the 2020 Freight Series A Investor’s Freight Series A preferred stock would be settled in either cash or Uber common shares at our option.

In July 2021, we entered into a Series A preferred stock purchase agreement and sold shares of Freight Holding's Series A Preferred Stock to The Public Investment Fund, which is an investor in Uber, representing 4% ownership interest on a fully diluted basis at the time of the sale. As of December 31, 2021, the Freight Series A preferred stock held by the Public Investment Fund were classified as non-redeemable non-controlling interests as these shares of preferred stock are not subject to any mandatory redemption rights or redemption rights that are outside our control.
Freight Series A-1 Preferred Stock
In November 2021, Freight Holding entered into a 2021 Series A-1 Preferred Stock Purchase Agreement with Freight Series A-1 Investors. Pursuant to the 2021 Series A-1 Preferred Stock Purchase Agreement, the Freight Series A-1 Investors agreed to invest an aggregate of $550 million in Freight Holding in exchange for Freight Series A-1 preferred stock. The purchase and sale of the Freight Series A-1 preferred stock took place concurrently with the closing of the Transplace acquisition. Refer to Note 18 – Business Combinations for additional information on the Transplace acquisition.
Freight Series A-1 Investors have basic rights and preferences which primarily include: one vote per share; conversion rights to common shares; 6% cumulative dividend preference and liquidation preference (a 1.0x liquidation preference of original issuance price plus cumulative unpaid dividends). The accruing dividends are compounding annually, and are only payable when dividends are declared by Freight Holding’s Board. The dividend, along with any attributed prorated share of Freight Holding’s net income (if applicable), are included in net income (loss) attributable to non-controlling interests, net of tax in our consolidated statement of operations. As of December 31, 2021, the Freight Series A-1 preferred stock held by the Freight Series A-1 Investors were classified as non-redeemable non-controlling interests as these shares of preferred stock are not subject to any mandatory redemption rights or redemption rights that are outside our control.
Cornershop
On July 6, 2020, we closed the acquisition of a 55% controlling ownership interest in CS-Global. Refer to Note 18 – Business Combinations for further information. As of December 31, 2020, the non-controlling interest in CS-Global was classified as redeemable non-controlling interest because it is subject to a put/call agreement which was not solely in our control to exercise. At each balance sheet date, the redeemable non-controlling interest was measured using a discounted cash flow methodology and the carrying value was adjusted if the fair value was higher than the carrying value. The initial fair value, as of the acquisition date of July 6, 2020, was $290 million. There were no fair value adjustments to CS-Global’s redeemable non-controlling interest during the year ended December 31, 2020. As of December 31, 2020, Cornershop’s financial results were consolidated in our consolidated financial statements given our majority ownership interest.
On January 11, 2021, CS-Global exercised a call option and acquired 100% of the outstanding equity interest in CS-Mexico, which increased the redeemable non-controlling interest. In August 2021, we acquired the minority shareholders' interests in CS-Global in an all-stock transaction and CS-Global became a wholly-owned subsidiary of ours. We derecognized the carrying value of redeemable non-controlling interests in CS-Global of $1.3 billion. Refer to Note 18 – Business Combinations for further information.
Note 18 – Business Combinations
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
On September 21, 2021, ownership of Careem’s operations in Morocco was fully transferred to us. Transfer of the assets and operations of Careem Qatar will be subject to a delayed closing pending timing of regulatory approval. Refer to Note 16 – Variable Interest Entities for further information.

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
The fair value of the Careem Notes was determined as a sum of the discounted cash flow (“DCF”) method (for the present value of the principal amount of the Careem Notes) and the Black-Scholes option pricing model (to value the conversion option). The significant unobservable inputs used in the fair value measurement include discount rates of 5.14% to 5.19% for the principal amount of the Careem Notes and for the conversion option an expected volatility of 42.1% to 44.1%, interest rates of 1.53% to 1.57%, and dividend yield of 0%. We issued the Careem Notes in different tranches with $880 million of the principal amount of the Careem Notes issued on January 2, 2020 and settled in cash on April 1, 2020. Each tranche of the Careem Notes is due and payable 90 days once issued. The holders of the Careem Notes may elect to convert the full outstanding principal balance to Class A common stock at a conversion price of $55 per share of Uber Technologies, Inc. at any time prior to maturity. The discount from the Careem Notes face value to fair value will be accreted through the respective repayment dates as interest expense.
During the year ended December 31, 2021, certain holders of the Careem Notes elected to convert their notes and as a result of such elections, $539 million of the principal amount of the Careem Notes matured, of which $307 million were settled in cash and $232 million were settled in equity.
The remaining amount of the Careem Notes is recognized as a commitment to issue unsecured convertible notes at fair value in accrued and other current liabilities of $238 million as of December 31, 2021. The amount of accretion for the years ended December 31, 2020 and 2021 was not material.
Careem: Acquisition Date Fair Value
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
The results of the acquired operations were included in our consolidated financial statements from the date of acquisition, January 2, 2020. For the period from January 2, 2020 through December 31, 2020, Careem contributed to a loss before income taxes of $218 million. Revenue for the period from January 2, 2020 through December 31, 2020 were not material.
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
On July 6, 2020, we acquired 55% controlling interest in CS-Global, an entity which held all of Cornershop’s business operations, except for those in Mexico. This transaction resulted in an Uber direct capital contribution of $200 million, which included the Initial Cornershop Investment and notes receivable, to CS-Global and a payment of $179 million to tendering shareholders, paid in a combination of cash and 2,055,038 shares of our common stock. The Initial Cornershop Investment was remeasured immediately prior to the acquisition of CS-Global, and based on the Cornershop business value and Uber’s pre-acquisition ownership percentage, the new value was not materially different from the previously recognized amount. Thus, the Initial Cornershop Investment was determined at the original $50 million. In exchange for the consideration transferred, we received 15,642,523 Preferred C Membership Interests in CS-Global, representing 55% of the outstanding membership interests. As a result, we obtained the controlling financial interest in CS-Global and accounted for the acquisition as a business combination. Concurrent with the CS-Global acquisition transaction, Uber, Cornershop and CS-Global entered into a put/call arrangement over the non-controlling interest in CS-Global, providing CS-Global with the right through the call option (and obligation through the put option held by Cornershop) to purchase all of the interests in CS-Mexico, contingent upon the receipt of regulatory approval in Mexico (“CS-Mexico Put/Call”). Upon either the exercise of the call option (by CS-Global) or the put option (by Cornershop), CS-Global would acquire 100% of the outstanding equity interests in CS-Mexico. Uber would make a direct capital contribution to CS-Global and a payment to the tendering shareholder, totaling $94 million, in exchange for 55% outstanding equity interest in CS-Mexico. The CS-Mexico Put/Call, which was exercisable in 5 years if there is no IPO or liquidation event, at a future negotiated price, was accounted for separately from the acquisition, and was included in other current assets on the consolidated balance sheet as of December 31, 2020.

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
The fair value of the redeemable non-controlling interests of $290 million was estimated based on the non-controlling interest’s respective share of the CS-Global enterprise value.
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
In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, CS-Global exercised the call option through the CS-Mexico Put/Call agreement and acquired 100% of the outstanding equity interest in CS-Mexico, and we owned 55% of CS-Mexico through our ownership in CS-Global. The acquisition of CS-Mexico was accounted for as a business combination. The acquisition date fair value of the consideration transferred for CS-Mexico was immaterial, and consisted of a combination of cash payment and equity payment in Uber common stock and the fair value of the CS-Mexico Put/Call remeasured at the acquisition date. As a result of remeasuring our prior CS-Mexico Put/Call held immediately prior to the business combination, we recognized an immaterial loss during the year ended December 31, 2021. The loss was included in other income (expense), net in the consolidated statement of operations.
In August 2021, we completed the acquisition of the remaining 45% ownership interest in Cornershop (or 47%, on a fully-diluted basis) in an all-stock transaction. As consideration for our acquisition of the remaining non-controlling interest, we issued 25 million shares of our common stock, including 4.6 million restricted shares issued to certain Cornershop employees. In addition, we issued 4 million stock options to replace assumed outstanding stock options. These replacement stock options attributable to post-acquisition service are included in our option activity and are recognized as stock-based compensation expense.
The acquisition was accounted for as an equity transaction, as we previously controlled and consolidated Cornershop. Accordingly, we did not recognize a gain or loss in our consolidated statement of operations during the year ended December 31, 2021. In connection with this acquisition, the previously recognized non-controlling interest was derecognized. Following this transaction, Cornershop became our wholly-owned subsidiary.
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
Postmates
On July 5, 2020, we entered into an Agreement and Plan of Merger to acquire 100% ownership interest in Postmates, an on-demand delivery platform in the U.S.
On December 1, 2020, we completed the acquisition of Postmates, bringing together our global Mobility and Delivery platform with Postmates’ distinctive delivery business in the U.S. As a result of the transaction, we obtained ownership interest in Postmates through our voting rights, and the transaction was accounted for as a business combination. The acquisition date fair value of the consideration transferred for Postmates was approximately $3.9 billion, which consisted of the following (in millions):

Fair Value
Uber common stock transferred	$3,494
Note receivable	100
Stock-based compensation awards attributable to pre-combination services	308
Total consideration	$3,902
The fair value of the $3.5 billion common stock issued (70 million shares of our common stock), as consideration transferred was determined on the basis of the closing market price of our common stock on the acquisition date. We determined the fair value of the equity awards for stock options assumed using a Black-Scholes option pricing model with the applicable assumptions as of the acquisition date. The fair value of equity awards for RSUs was determined by using the closing market price of our common stock on the acquisition date adjusted by an exchange ratio.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$52
Other current assets	58
Goodwill	3,330
Intangible assets	1,015
Other long-term assets	57
Total assets acquired	4,512
Accounts payable	(109)
Accrued and other current liabilities	(458)
Deferred tax liability	(9)
Other long-term liabilities	(34)
Total liabilities assumed	(610)
Net assets acquired	$3,902
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
During the fourth quarter of 2021, we finalized our estimate of the acquisition date fair values of the assets acquired and the liabilities assumed for Postmates. As a result, during the year ended December 31, 2021, we recorded measurement period adjustments of $181 million net, to accrued and other current liabilities and deferred tax liability, with a corresponding increase to goodwill.
Routematch
On July 14, 2020 (the “Routematch Acquisition Date”), we acquired 100% of the equity of Routematch, a software company offering specialized software and solutions to transit agencies, serving customers in the United States and Australia. The acquisition is expected to accelerate our development in the transit space. The acquisition of Routematch was accounted for as a business combination. Total consideration transferred included $85 million in cash and $29 million in Uber shares (1 million shares of our common stock). The purchase price of $114 million was allocated to goodwill of $91 million and to certain identifiable intangible assets (comprised of customer relationships, developed technology and trademark) of $27 million.

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
Drizly
On February 2, 2021, we entered into an Agreement and Plan of Reorganization to acquire 100% ownership interest in Drizly, an on-demand alcohol marketplace in North America.
On October 12, 2021, we completed the acquisition of Drizly, allowing us to expand alcohol offerings in our Delivery business. The acquisition of Drizly has been accounted for as a business combination. The acquisition date fair value of the consideration transferred for Drizly was approximately $943 million, which consisted of the following (in millions):

Fair Value
Common stock issued	$881
Cash	42
Stock-based compensation awards attributable to pre-combination services	20
Total consideration	$943
The fair value of the $881 million common stock issued (19 million shares of our common stock), as consideration transferred was determined on the basis of the closing market price of our common stock on the acquisition date.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Current assets	$50
Goodwill	619
Intangible assets	395
Other long-term assets	7
Total assets acquired	1,071
Current liabilities	(44)
Deferred tax liability	(79)
Non-current liabilities	(5)
Total liabilities assumed	(128)
Net assets acquired	$943
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributed to the assembled workforce of Drizly and anticipated operational synergies. Goodwill was assigned to our Delivery segment. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition. The purchase price allocation is preliminary and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed, including related deferred income taxes, become available. Tangible net assets were valued at their respective carrying amounts as of the acquisition date, as these amounts approximate their fair values.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except years):

	Fair Value	Weighted Average Remaining Useful Life - Years
Consumer relationship	$60	5
Retailer relationship	90	10
Advertiser relationship	140	12
Developed technology	75	3
Trade names	30	6
Total	$395
Consumer, retailer, and advertiser relationships represent the fair value of the underlying relationships with Drizly end-users, retailers (such as liquor stores), and advertisers. Developed technology represents the fair value of Drizly’s advertising management platform. Trade names relate to the “Drizly” trade name, trademarks, and domain names. The overall weighted average useful life of the identified amortizable intangible assets acquired is eight years.
The results of Drizly were included in our consolidated financial statements from the date of acquisition, October 12, 2021. For the period from October 12, 2021 through December 31, 2021, Drizly contributed an immaterial amount of revenue and loss before taxes.
Transplace
On July 21, 2021, we entered into a Stock Purchase Agreement to acquire 100% ownership interest in Transplace, a leading transportation management and third-party logistics provider in North America.
On November 12, 2021, we completed the acquisition of Transplace in an all-cash transaction, allowing us to expand our Uber Freight business through Transplace’s expertise in transportation management. The acquisition of Transplace has been accounted for as a business combination. The acquisition date fair value of the consideration transferred for Transplace was $2.3 billion.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$29
Accounts receivable, net	899
Prepaid expenses and other current assets	23
Property and equipment, net	44
Operating lease right-of-use assets	57
Intangible assets, net	902
Goodwill	1,438
Other assets	3
Total assets acquired	3,395
Accounts payable	(516)
Operating lease liabilities, current	(7)
Accrued and other current liabilities	(363)
Operating lease liabilities, non-current	(66)
Deferred tax liability	(163)
Other long-term liabilities	(1)
Total liabilities assumed	(1,116)
Net assets acquired	$2,279
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill is primarily attributed to the assembled workforce of Transplace and anticipated operational synergies. Goodwill was assigned to our Freight segment. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions at the time of acquisition. The purchase price allocation is preliminary and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed, including related deferred income taxes, become available.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except years):

	Fair Value	Weighted Average Remaining Useful Life - Years
Consumer relationships	$530	12
Developed technology	363	7
Trade names	9	2
Total	$902
Customer relationships represent the fair value of the underlying relationships with Transplace customers who utilize their logistics services. Developed technology represents the fair value of Transplace’s customer facing technology platforms. Trade names relate to the “Transplace” trade name, trademarks, and domain names. The overall weighted average useful life of the identified amortizable intangible assets acquired is ten years.
The results of Transplace were included in our consolidated financial statements from the date of acquisition, November 12, 2021. For the period from November 12, 2021 through December 31, 2021, Transplace contributed $684 million of revenue and an immaterial amount of loss before taxes.
Certain Unaudited Pro Forma Information
The following unaudited pro forma financial information presents what our results would have been had we acquired Careem, CS-Global, Routematch, Postmates and Transplace in the beginning of the applicable comparable prior annual reporting period. The 2020 pro forma includes full year results for: our 2020 acquisitions (Careem, CS-Global, Routematch and Postmates) as well as Transplace. The 2021 pro forma includes full year results for Transplace. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the consolidated business had the acquisitions actually occurred at the beginning of applicable comparable prior reporting period or of the results of our future operations of the consolidated business.

	Year Ended December 31,
(In millions)	2020	2021

	(Unaudited)
Revenue	$15,158	$21,764
Net loss including non-controlling interests	(7,342)	(700)
The pro forma financial information primarily includes adjustments to net loss including non-controlling interests to reflect the additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied from the beginning of applicable comparable prior reporting period, with the related tax effects.
Note 19 – Divestitures
During the years ended December 31, 2019, 2020 and 2021, we completed the following divestitures:
•In 2019, divestitures consisted of the disposition of our LCR business operations.
•In 2020, divestitures consisted of the sale of our Uber Eats India operations, the disposition of all assets of our JUMP business, and the sale of our European Freight business to Sennder.
•In 2021, divestitures consisted of the sale of our ATG Business, a subsidiary focused on the development and commercialization of autonomous vehicle technology, to Aurora.
The gains (losses) associated with these divestitures were included in other income (expense), net in the consolidated statements of operations.
Divestiture of LCR to Waydrive
In January 2019, an agreement was executed with Waydrive to purchase the LCR business, specifically 100% of the equity interests of LCR and its subsidiary LCRF Pte. Ltd. (“LCRF”). Fair value of consideration received included $310 million of cash for the assets and liabilities of LCR and LCRF and up to $33 million of contingent consideration receivable for certain VAT receivables and receivables from certain commercial counterparties. As of December 31, 2020, we collected substantially all of the contingent consideration receivable. The resulting gain on disposal was not material to us. The transaction closed on January 25, 2019. The LCR business was included within our Mobility segment.

Divestiture of Uber Eats India to Zomato
On January 21, 2020, we entered into a definitive agreement and completed the divestiture of Uber Eats India to Zomato in exchange for (i) CCPS Preferred Shares of Zomato convertible into ordinary shares representing, when converted, 9.99% of the total voting capital of Zomato and (ii) a non-interest bearing note receivable to be repaid over the course of four years for reimbursement by Zomato of goods and services tax. The estimated fair value of the consideration received included the investment valued at $171 million and the $35 million of reimbursement of goods and services tax receivable from Zomato. As of December 31, 2021, we had collected substantially all of the receivable. The fair value of the CCPS Preferred Shares was based primarily on the observed transaction price for a similar security issued to new investors in close proximity to the time of our transaction with Zomato. The transaction resulted in a gain on disposal of $154 million recognized in other income (expense), net in the consolidated statements of operations during the first quarter of 2020. The income tax effect of the sale was not material. The divestiture of Uber Eats India did not represent a strategic shift that would have had a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation for financial statement purposes.
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
Uber contributed hardware, equipment, intellectual property rights, technology, licensed technology, and permits of our JUMP business (collectively, “JUMP Assets”) in certain markets to Lime. JUMP Assets and previously held investments and warrants in Lime were exchanged for common stock (the “Lime Common Stock”), newly issued Lime Series 1-C preferred stock (“Lime 1-C Preferred Stock”) and fully vested warrants to purchase Lime Series 1-C Preferred Stock (“Lime 1-C Preferred Stock Warrants”). Lime Common Stock represents approximately 10% of fully-diluted (22% undiluted) ownership interest in Lime as of December 31, 2021.
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
Our ownership in Lime is comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”) and represents approximately 31% on an as converted and fully-diluted basis as of December 31, 2021. The 2020 Lime Investments are accounted for under the fair value option. Refer to Note 3 - Investments and Fair Value Measurement for additional information. Lime was assessed under the VIE model and considered an unconsolidated VIE. Refer to Note 16 – Variable Interest Entities for additional information.
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
As consideration for the sale, Aurora issued Series U-1 preferred shares to the third party investors of the ATG Business to settle their ATG Series A Stated Liquidation Preference of $1.1 billion, which had previously been recorded as redeemable and non-redeemable non-controlling interests on our consolidated balance sheet prior to this transaction. We received the residual consideration from the sale as the only common unit holder of the ATG Business in the form of Aurora common shares valued at $1.3 billion, representing 22% of fully-diluted (25% undiluted) ownership interest of Aurora. Concurrently, we invested $400 million in Aurora in exchange for Aurora Series U-2 convertible preferred shares, representing 4% of fully-diluted (5% undiluted) ownership interest of Aurora. Refer to Note 3 – Investments and Fair Value Measurement for additional information.
We do not consolidate Aurora under either the VIE or the voting interest model. For further information, refer to Note 16 – Variable Interest Entities.
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
The sale of the ATG Business did not represent a strategic shift that would have had a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation. The resulting gain on disposal was recorded in other income (expense), net in the consolidated statements of operations.
The following table presents the gain on sale of the ATG Business (in millions):

Year Ended December 31, 2021
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
The following table presents the total restructuring and related charges associated with our segments as well as corporate charges (in millions):

Year Ended December 31, 2020
Mobility	$67
Delivery	32
Freight	7
All Other (1)	175
Total restructuring and related charges by segment	281
Corporate G&A and Platform R&D	81
Total restructuring and related charges	$362
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

The following table provides the components of and changes in our restructuring and related charges accrual during the years ended December 31, 2020 and 2021 (in millions):

	Severance and Other Termination Benefits	Site Closure Costs	Other	Total
Balance as of December 31, 2019	$—	$—	$—	$—
Charges (1), (2)	199	98	65	362
Cash payments	(197)	(3)	(45)	(245)
Non-cash adjustments	—	(95)	(19)	(114)
Balance as of December 31, 2020	2	—	1	3
Cash payments	(2)	—	—	(2)
Balance as of December 31, 2021	$—	$—	$1	$1
(1) Site closure costs primarily includes $50 million related to the impairment of operating lease right-of-use assets and $38 million for write-offs of leasehold improvements.
(2) Total restructuring and related charges included $248 million of cash settled charges, primarily for severance and other termination benefits and were substantially paid as of December 31, 2020.
Schedule II - Valuation and Qualifying Accounts
The table below details the activity of the allowance for doubtful accounts, deferred tax asset valuation allowance, and insurance reserves (in millions):

	Balance at Beginning of Period	Additions (1), (2)	Deductions (2)	Balance at End of Period
Year Ended December 31, 2019
Allowance for doubtful accounts	$34	$195	$(195)	$34
Deferred tax asset valuation allowance	$1,294	$8,616	$(55)	$9,855
Insurance reserves	$2,937	$1,451	$(970)	$3,418
Year Ended December 31, 2020
Allowance for doubtful accounts	$34	$178	$(157)	$55
Deferred tax assets valuation allowance	$9,855	$3,655	$(100)	$13,410
Insurance reserves	$3,418	$950	$(902)	$3,466
Year Ended December 31, 2021
Allowance for doubtful accounts	$55	$246	$(250)	$51
Deferred tax assets valuation allowance	$13,410	$571	$(61)	$13,920
Insurance reserves	$3,466	$1,696	$(1,174)	$3,988
(1) Additions to insurance reserves include $9 million, $35 million and $69 million for the years ended December 31, 2019, 2020 and 2021 respectively, for changes in estimates resulting from new developments in prior period claims. Additions to insurance reserves also include $374 million for the year ended December 31, 2021 for reserves assumed in connection with a loss portfolio transfer reinsurance agreement. For additional information on the loss portfolio transfer reinsurance agreement, see Note 1 – Description of Business and Summary of Significant Accounting Policies.
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
For the year ended December 31, 2021, the increase in the valuation allowance was primarily attributable to a tax rate increase in the Netherlands, an increase in U.S. federal, state and Netherlands deferred tax assets resulting from the loss from operations, and tax credits generated during the year, offset partially by the release of the valuation allowance due to deferred tax liabilities recorded as a result of the acquisitions providing an additional source of taxable income to support the realizability of pre-existing deferred tax assets.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021. In addition, PricewaterhouseCoopers LLP, our independent registered public accounting firm, provided an attestation report on our internal control over financial reporting as of December 31, 2021. You can find the full text of PricewaterhouseCoopers LLP attestation report in Item 8 of this Annual Report on Form 10-K.
In accordance with guidance from the staff of the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of The Drizly Group, Inc. (“Drizly”), which we acquired in October 2021 and Tupelo Parent, Inc. (“Transplace”), which we acquired in November 2021, as discussed in Note 18 – Business Combinations, of the notes to the consolidated financial statements. We have included the financial results of these in the consolidated financial statements from the date of acquisition. Total assets (excluding goodwill and intangible assets) and total revenues related to Drizly and Transplace that were excluded from our assessment of internal control over financial reporting collectively represented approximately 3% and 4% of our consolidated total assets and total revenues as of and for the fiscal year ended December 31, 2021, respectively.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth under the headers “Proposal 1- Election of Directors,” “Executive Officers,” “Corporate Governance” and “Other Governance Matters” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (“2022 Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the headers “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the headers “Executive Officers-Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the headers “Corporate Governance-Certain Relationships and Related Person Transactions” and “Corporate Governance-Director Independence Determination” in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the header “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement and is incorporated herein by reference.
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
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		10-Q	001-38902	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.		10-Q	001-38902	3.2	August 5, 2021
4.1	Description of Common Stock.		10-K	001-38902	4.1	March 2, 2020
4.2	Form of common stock certificate of the Registrant.		S-1/A	333-230812	4.1	April 26, 2019
4.5	Indenture, relating to the Registrant’s 8.00% Senior Notes due 2026, by and between the Registrant and U.S. Bank National Association, dated November 7, 2018.		S-1	333-230812	4.5	April 11, 2019
4.6	Form of 8.00% Senior Note due 2026.		S-1	333-230812	4.6	April 11, 2019
4.7	Indenture, dated as of September 17, 2019, by and between the Registrant, Rasier, LLC and U.S. Bank National Association as Trustee.		8-K	001-38902	4.1	September 17, 2019
4.8	Form of Global Note, representing the Registrant’s 7.500% Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	September 17, 2019
4.9	Form of Unsecured Convertible Note.		10-Q	001-38902	4.1	May 8, 2020
4.10	Indenture, dated as of May 15, 2020, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	May 15, 2020
4.11	Form of Global Note, representing the Registrant’s 7.500% Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	May 15, 2020
4.12	Indenture, dated as of September 16, 2020, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	September 16, 2020
4.13	Form of Global Note, representing the Registrant’s 6.250% Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	September 16, 2020
4.14	Indenture, dated as of December 11, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	December 11, 2020
4.15	Form of Global Note, representing the Registrant’s 0% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	December 11, 2020
4.16	Indenture, dated as of August 12, 2021, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	August 12, 2021
4.17	Form of Global Note, representing the Registrant’s 4.50% Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	August 12, 2021
10.1	Amended and Restated 2010 Stock Plan and related forms of award agreements.		S-1	333-230812	10.1	April 11, 2019
10.2	Amended and Restated 2013 Equity Incentive Plan and related forms of award agreements.		S-1/A	333-230812	10.2	April 26, 2019
10.3	2019 Equity Incentive Plan and related forms of award agreements.		S-1	333-230812	10.3	April 11, 2019
10.4	2019 Employee Stock Purchase Plan.		S-1	333-230812	10.4	April 11, 2019
10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		S-1	333-230812	10.5	April 11, 2019
10.6	2019 Executive Severance Plan.		S-1	333-230812	10.6	April 11, 2019
10.7	Executive Bonus Plan.		S-1	333-230812	10.7	April 11, 2019

10.8	Director Compensation Policy and Stock Ownership Guidelines	X
10.9	Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, the Issuing Banks party thereto, and Morgan Stanley Senior Funding, Inc., dated June 26, 2015.		S-1	333-230812	10.14	April 11, 2019
10.10	Amendment No. 1 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated November 17, 2015.		S-1	333-230812	10.15	April 11, 2019
10.11	Amendment No. 2 to Revolving Credit Agreement, by and between the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated December 21, 2015.		S-1	333-230812	10.16	April 11, 2019
10.12	Joinder Agreement to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated March 21, 2016.		S-1	333-230812	10.17	April 11, 2019
10.13	Amendment No. 4 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated July 13, 2016.		S-1	333-230812	10.18	April 11, 2019
10.14	Amendment No. 5 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated June 13, 2018.		S-1	333-230812	10.19	April 11, 2019
10.15	Amendment No. 6 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, each Issuing Bank party thereto, and Morgan Stanley Senior Funding, Inc., dated October 25, 2018.		S-1	333-230812	10.20	April 11, 2019
10.16	Amendment No. 7 to Revolving Credit Agreement, by and among the Registrant, Rasier LLC, the Lenders party thereto, each Issuing Bank party thereto, and Morgan Stanley Senior Funding, Inc., dated June 5, 2020.		10-Q	001-38902	10.1	August 7, 2020
10.17	Amendment No. 8 to Revolving Credit Agreement, by and among the Registrant, Rasier LLC, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated December 24, 2021.	X
10.18	Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated July 13, 2016.		S-1	333-230812	10.21	April 11, 2019
10.19	Amendment No. 1 to Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated June 13, 2018.		S-1	333-230812	10.22	April 11, 2019
10.20	Amendment No. 2 to Term Loan Agreement, dated February 25, 2021, by and among the Registrant as Borrower, Rasier LLC as subsidiary guarantor, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders.		8-K	001-38902	10.1	March 1, 2021
10.21	Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Cortland Capital Market Services LLC, dated April 4, 2018.		S-1	333-230812	10.23	April 11, 2019
10.22+	Google Maps Master Agreement, by and between the Registrant and Google LLC, dated July 13, 2020.		10-Q	001-38902	10.1	November 6, 2020
10.23	Employment Agreement, by and between the Registrant and Dara Khosrowshahi, dated April 9, 2019.		S-1	333-230812	10.28	April 11, 2019
10.24	Employment Agreement, by and between the Registrant and Nelson Chai, dated April 9, 2019.		S-1	333-230812	10.30	April 11, 2019
10.25	Addendum to Employment Agreement, by and between the Registrant and Nelson Chai, dated September 1, 2019.		10-K	001-38902	10.29	March 2, 2020

10.26	Addendum to Employment Agreement, by and between the Registrant and Nelson Chai, dated February 28, 2020.		10-K	001-38902	10.30	March 2, 2020
10.27	Employment Agreement, by and between the Registrant and Nikki Krishnamurthy, dated April 9, 2019.		S-1	333-230812	10.32	April 11, 2019
10.28	Addendum to Employment Agreement, by and between the Registrant and Nikki Krishnamurthy, dated December 18, 2020.		10-K	001-38902	10.29	March 1, 2021
10.29‡	Form of employment agreement between the Registrant and its executive officers.		10-Q	001-38902	10.2	November 6, 2020
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	X
24.1	Power of Attorney (contained on signature page hereto).	X
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

UBER TECHNOLOGIES, INC.

Date: February 24, 2022	By: /s/ Dara Khosrowshahi
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

Signature	Title	Date

/s/ Dara Khosrowshahi	Chief Executive Officer and Director	February 24, 2022
Dara Khosrowshahi	(Principal Executive Officer)

/s/ Nelson Chai	Chief Financial Officer	February 24, 2022
Nelson Chai	(Principal Financial Officer)

/s/ Glen Ceremony	Chief Accounting Officer and Global Corporate Controller	February 24, 2022
Glen Ceremony	(Principal Accounting Officer)

/s/ Ronald Sugar	Chairperson of the Board of Directors	February 24, 2022
Ronald Sugar

/s/ Revathi Advaithi	Director	February 24, 2022
Revathi Advaithi

/s/ Ursula Burns	Director	February 24, 2022
Ursula Burns

/s/ Robert Eckert	Director	February 24, 2022
Robert Eckert

/s/ Amanda Ginsberg	Director	February 24, 2022
Amanda Ginsberg

/s/ Wan Ling Martello	Director	February 24, 2022
Wan Ling Martello

	Director	February 24, 2022
H.E. Yasir Al-Rumayyan

/s/ John Thain	Director	February 24, 2022
John Thain

/s/ David Trujillo	Director	February 24, 2022
David Trujillo

/s/ Alexander Wynaendts	Director	February 24, 2022
Alexander Wynaendts