Form 10-Q
period 2022-03-31
Uber Technologies, Inc
filed 2022-05-05
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of May 2, 2022 was 1,963,660,253.

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
•our ability to prevent disturbances to our information technology systems;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2021	As of March 31, 2022
Assets
Cash and cash equivalents	$4,295	$4,184
Restricted cash and cash equivalents	631	543
Accounts receivable, net of allowance of $51 and $64, respectively	2,439	2,476
Prepaid expenses and other current assets	1,454	1,462
Total current assets	8,819	8,665
Restricted cash and cash equivalents	2,879	2,865
Investments	11,806	6,247
Equity method investments	800	624
Property and equipment, net	1,853	1,853
Operating lease right-of-use assets	1,388	1,439
Intangible assets, net	2,412	2,269
Goodwill	8,420	8,435
Other assets	397	415
Total assets	$38,774	$32,812
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$860	$862
Short-term insurance reserves	1,442	1,415
Operating lease liabilities, current	185	209
Accrued and other current liabilities	6,537	6,166
Total current liabilities	9,024	8,652
Long-term insurance reserves	2,546	2,709
Long-term debt, net of current portion	9,276	9,273
Operating lease liabilities, non-current	1,644	1,681
Other long-term liabilities	935	679
Total liabilities	23,425	22,994
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	204	205
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 1,949,316 and 1,959,794 shares issued and outstanding, respectively	—	—
Additional paid-in capital	38,608	38,977
Accumulated other comprehensive loss	(524)	(505)
Accumulated deficit	(23,626)	(29,556)
Total Uber Technologies, Inc. stockholders' equity	14,458	8,916
Non-redeemable non-controlling interests	687	697
Total equity	15,145	9,613
Total liabilities, redeemable non-controlling interests and equity	$38,774	$32,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2022
Revenue	$2,903	$6,854
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,710	4,026
Operations and support	423	574
Sales and marketing	1,103	1,263
Research and development	515	587
General and administrative	464	632
Depreciation and amortization	212	254
Total costs and expenses	4,427	7,336
Loss from operations	(1,524)	(482)
Interest expense	(115)	(129)
Other income (expense), net	1,710	(5,557)
Income (loss) before income taxes and income (loss) from equity method investments	71	(6,168)
Provision for (benefit from) income taxes	185	(232)
Income (loss) from equity method investments	(8)	18
Net loss including non-controlling interests	(122)	(5,918)
Less: net income (loss) attributable to non-controlling interests, net of tax	(14)	12
Net loss attributable to Uber Technologies, Inc.	$(108)	$(5,930)
Net loss per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(0.06)	$(3.03)
Diluted	$(0.06)	$(3.04)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	1,858,525	1,953,989
Diluted	1,858,525	1,957,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2022
Net loss including non-controlling interests	$(122)	$(5,918)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	33	19
Change in unrealized gain on investments in available-for-sale securities	1,156	—
Other comprehensive income, net of tax	1,189	19
Comprehensive income (loss) including non-controlling interests	1,067	(5,899)
Less: comprehensive income (loss) attributable to non-controlling interests	(14)	12
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$1,081	$(5,911)
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

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2021	$204	1,949,316	$—	$38,608	$(524)	$(23,626)	$687	$15,145
Exercise of stock options	—	1,093	—	6	—	—	—	6
Stock-based compensation	—	—	—	369	—	—	—	369
Issuance of common stock for settlement of RSUs	—	9,569	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(316)	—	(11)	—	—	—	(11)
Issuance of common stock for settlement of contingent consideration liability	—	132	—	5	—	—	—	5
Foreign currency translation adjustment	—	—	—	—	19	—	—	19
Net income (loss)	1	—	—	—	—	(5,930)	10	(5,920)
Balance as of March 31, 2022	$205	1,959,794	$—	$38,977	$(505)	$(29,556)	$697	$9,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2022
Cash flows from operating activities
Net loss including non-controlling interests	$(122)	$(5,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	212	254
Bad debt expense	23	18
Stock-based compensation	281	359
Gain on business divestiture	(1,684)	—
Deferred income taxes	120	(281)
Loss (income) from equity method investments, net	8	(18)
Unrealized (gain) loss on debt and equity securities, net	(63)	5,570
Impairments of goodwill, long-lived assets and other assets	16	13
Impairment of equity method investment	—	182
Revaluation of MLU B.V. call option	—	(181)
Unrealized foreign currency transactions	13	(15)
Other	65	5
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(35)	(26)
Prepaid expenses and other assets	(67)	(20)
Collateral held by insurer	108	—
Operating lease right-of-use assets	38	42
Accounts payable	(3)	8
Accrued insurance reserves	(27)	134
Accrued expenses and other liabilities	556	(72)
Operating lease liabilities	(50)	(39)
Net cash provided by (used in) operating activities	(611)	15
Cash flows from investing activities
Purchases of property and equipment	(71)	(62)
Purchases of marketable securities	(336)	—
Purchases of non-marketable equity securities	(803)	(13)
Purchase of notes receivable	(216)	—
Proceeds from maturities and sales of marketable securities	696	—
Proceeds from sale of non-marketable equity securities	500	—
Acquisition of businesses, net of cash acquired	(28)	(59)
Other investing activities	8	(1)
Net cash used in investing activities	(250)	(135)
Cash flows from financing activities
Principal repayment on Careem Notes	(194)	—
Principal payments on finance leases	(47)	(62)
Other financing activities	15	(51)
Net cash used in financing activities	(226)	(113)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(46)	20

Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(1,133)	(213)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	7,391	7,805
Reclassification from assets held for sale during the period	349	—
End of period	$6,607	$7,592

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$4,836	$4,184
Restricted cash and cash equivalents-current	247	543
Restricted cash and cash equivalents-non-current	1,524	2,865
Total cash and cash equivalents, and restricted cash and cash equivalents	$6,607	$7,592

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$84	$135
Income taxes, net of refunds	22	41
Non-cash investing and financing activities:
Finance lease obligations	21	46
Right-of-use assets obtained in exchange for lease obligations	45	132
Ownership interest received in exchange for divestiture	1,018	—
Conversion of convertible notes to common stock	158	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber,” “we,” “our,” or “us”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. Uber is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. Uber develops and operates proprietary technology applications supporting a variety of offerings on its platform (“platform(s)” or “Platform(s)”). Uber connects consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, and connects Riders and other consumers (“Eaters”) with restaurants, grocers and other stores (collectively, “Merchants”) with delivery service providers (“Couriers”) for meal preparation, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Couriers are collectively referred to as “Driver(s).” Uber also connects consumers with public transportation networks. Uber uses this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry. Uber is also developing technologies that will provide new solutions to everyday problems.
Our technology is used around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe, the Middle East, Africa, and Asia (excluding China and Southeast Asia).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in our Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of results for the full year.
In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, comprehensive loss, cash flows and the change in equity for the periods presented.
There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 that have had a material impact on our condensed consolidated financial statements and related notes.
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
Recently Adopted Accounting Pronouncements
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which requires disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The standard is effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted. We adopted the ASU prospectively on January 1, 2022. The additional required annual disclosures are not expected to have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if the acquiring entity had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended March 31,
	2021	2022
Mobility revenue (1)	$853	$2,518
Delivery revenue (1)	1,741	2,512
Freight revenue	301	1,824
All Other revenue	8	—
Total revenue	$2,903	$6,854
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.

	Three Months Ended March 31,
	2021	2022
United States and Canada ("US&CAN")	$1,849	$4,562
Latin America ("LatAm")	302	432
Europe, Middle East and Africa ("EMEA")	225	1,127
Asia Pacific ("APAC")	527	733
Total revenue	$2,903	$6,854
Revenue
Mobility Revenue
We derive revenue primarily from fees paid by Mobility Drivers for the use of our platform(s) and related services to facilitate and complete mobility services and, in certain markets, revenue from fees paid by end-users for connection services obtained via the platform. Mobility revenue also includes immaterial revenue streams such as our financial partnerships products.

During the first quarter of 2022, we modified our arrangements in certain markets and, as a result, concluded we are responsible for the provision of mobility services to end-users in those markets. We have determined that in these transactions, end-users are our customers and our sole performance obligation in the transaction is to provide transportation services to the end-user. We recognize revenue when a trip is complete. In these markets where we are responsible for mobility services, we present revenue from end-users on a gross basis, as we control the service provided by Drivers to end-users, while payments to Drivers in exchange for mobility services are recognized in cost of revenue, exclusive of depreciation and amortization.
Delivery Revenue
We derive revenue for Delivery from Merchants’ and Couriers’ use of the Delivery platform and related service to facilitate and complete Delivery transactions.
Additionally, in certain markets where we are responsible for delivery services, delivery fees charged to end-users are also included in revenue, while payments to Couriers in exchange for delivery services are recognized in cost of revenue. In these markets, we recognized revenue from end-users of $88 million and $241 million for the three months ended March 31, 2021 and 2022, respectively. We also recognized cost of revenue for these delivery transactions, exclusive of depreciation and amortization of $339 million and $740 million for the three months ended March 31, 2021 and 2022, respectively.
Delivery also includes advertising revenue from sponsored listing fees paid by merchants and brands in exchange for advertising services.
Freight Revenue
Freight revenue consists of revenue from freight transportation services provided to shippers. During the fourth quarter of 2021, we completed the acquisition of Tupelo Parent, Inc. (“Transplace”), and as a result, our Freight revenue now also includes revenue from transportation management.
All Other Revenue
Prior to 2022, All Other revenue primarily includes collaboration revenue related to our Advanced Technologies Group (“ATG”) business and revenue from our New Mobility offerings and products.
Contract Balances and Remaining Performance Obligation
Contract liabilities represent consideration collected prior to satisfying our performance obligations. As of March 31, 2022, we had $155 million of contract liabilities included in accrued and other current liabilities as well as other long-term liabilities on the condensed consolidated balance sheet. Revenue recognized from these contracts during the three months ended March 31, 2021 and 2022 was not material.
Our remaining performance obligation for contracts with an original expected length of greater than one year is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of March 31, 2022	$25	$121	$146
Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2021	March 31, 2022
Non-marketable equity securities (1)	$315	$306
Marketable equity securities:
Didi	2,838	1,410
Grab	3,821	1,876
Aurora	3,388	1,682
Other	1,312	843
Note receivable from a related party (1)	132	130
Investments	$11,806	$6,247
(1) These balances include certain investments recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2021				As of March 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Non-marketable equity securities	$—	$—	$32	$32	$—	$—	$21	$21
Marketable equity securities	11,359	—	—	11,359	5,811	—	—	5,811
Note receivable from a related party	—	—	132	132	—	—	130	130
Total financial assets	$11,359	$—	$164	$11,523	$5,811	$—	$151	$5,962
Financial Liabilities
MLU B.V. Call Option (1)	$—	$—	$193	$193	$—	$—	$12	$12
Total financial liabilities	$—	$—	$193	$193	$—	$—	$12	$12
(1) For further information, see Note 4 – Equity Method Investments.
During the three months ended March 31, 2022, we did not make any transfers between the levels of the fair value hierarchy.
We measure certain investments at fair value. Level 1 instrument valuations are based on quoted market prices of the identical underlying security. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations are valued based on unobservable inputs and other estimation techniques due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.
As of December 31, 2021 and March 31, 2022, our Level 3 non-marketable equity securities and note receivable from a related party primarily consist of common stock investments, preferred stock investments and convertible secured notes that may be converted into common or preferred stock in privately held companies without readily determinable fair values.
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
We determine realized gains or losses on the sale of equity on a specific identification method.
Financial Assets and Liabilities Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2022, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Equity Securities	Note Receivables	MLU B.V. Call Option
Balance as of December 31, 2021	$32	$132	$193
Change in fair value
Included in earnings	(11)	(2)	(181)
Balance as of March 31, 2022	$21	$130	$12

Assets Measured at Fair Value on a Non-Recurring Basis
Non-Financial Assets
Our non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of our non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the condensed consolidated statement of operations. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because we estimate the fair value of these securities based on valuation methods, including the CSE and OPM methods, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities we hold.
We did not record any material unrealized or realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three months ended March 31, 2021 and 2022.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2021	March 31, 2022
Initial cost basis	$279	$281
Upward adjustments	4	4
Downward adjustments (including impairment)	—	—
Total carrying value at the end of the period	$283	$285
Note 4 – Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of
	December 31, 2021	March 31, 2022
MLU B.V.	$751	$574
Mission Bay 3 & 4	38	37
Other	11	13
Total equity method investments	$800	$624
MLU B.V. Investment
We reviewed for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable. During the three months ended March 31, 2022, we determined that our investment in MLU B.V. was other-than-temporarily impaired, and recorded an impairment charge of $182 million in other income (expense), net in the condensed consolidated statement of operations. The impairment was primarily due to consensus projections of a protracted recession of the Russian economy as a result of Russia's invasion of Ukraine. To determine the fair value of our investment in MLU B.V., we utilized a market approach referencing revenue multiples from publicly traded peer companies.
MLU B.V. Basis Difference
Included in the carrying value of MLU B.V. is the basis difference, net of amortization, between the original cost of the investment and our proportionate share of the net assets of MLU B.V. The carrying value of the equity method investment is primarily adjusted for our share in the income or losses of MLU B.V. on a one-quarter lag basis and amortization of basis differences. Equity method goodwill and intangible assets, net of accumulated amortization are also adjusted for currency translation adjustments representing fluctuations between the functional currency of the investee, the Ruble and the U.S. Dollar. The Ruble depreciated against the U.S. dollar by approximately 15% between December 31, 2021 and March 31, 2022. The movement in exchange rates will be reflected in the carrying value of the investment with a corresponding adjustment to other comprehensive income (loss) in our condensed consolidated financial statements at June 30, 2022, as we record our share of MLU B.V.’s earnings and reflect our share of MLU B.V.'s net assets on a one-quarter lag basis.

The table below provides the composition of the basis difference (in millions):

As of March 31, 2022
Equity method goodwill	$320
Intangible assets, net of accumulated amortization	48
Deferred tax liabilities	(13)
Cumulative currency translation adjustments	(70)
Basis difference	$285
We amortize the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible assets is approximately 3.1 years as of March 31, 2022. Equity method goodwill is not amortized.
MLU B.V. Call Option
On August 30, 2021, we granted Yandex an option (“MLU B.V. Call Option”) to acquire our remaining equity interest in MLU B.V. during a two-year period as part of the agreement with Yandex to restructure our joint ventures in 2021. The MLU B.V. Call Option is recorded as a liability in accrued and other current liabilities on our condensed consolidated balance sheets and measured at fair value on a recurring basis with changes in fair value recorded in other income (expense), net in the condensed consolidated statements of operations. The exercise price of the MLU B.V. Call Option is approximately $1.8 billion, subject to certain adjustments based on the timing of the option exercise.
As of December 31, 2021, the fair value of the MLU B.V. Call Option is $193 million. To determine the fair value of the MLU B.V. Call Option as of December 31, 2021, we used a lattice model which simulated multiple scenarios of the exercise behaviors and the corresponding strike prices over the term of the call option. Key inputs to the lattice model were: the underlying business value; option term of 1.7 years; volatility of 50%; risk-free interest rates; and strike price (Level 3).
As of March 31, 2022, the fair value of the MLU B.V. Call Option is $12 million, including the recognition of a $181 million gain for the fair value change during the three months ended March 31, 2022. To determine the fair value of the MLU B.V. Call Option as of March 31, 2022, we used a lattice model which simulated multiple scenarios of the exercise behaviors and the corresponding strike prices over the term of the call option. Key inputs to the lattice model were: the underlying business value, which decreased significantly due to the conflict between Russia and Ukraine; option term of 1.4 years; volatility of 65%; risk-free interest rates; and strike price (Level 3).
Note 5 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2022 (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2021	$2,581	$4,401	$1,438	$8,420
Acquisitions	64	—	—	64
Measurement period adjustment	—	—	5	5
Foreign currency translation adjustment	(56)	2	—	(54)
Balance as of March 31, 2022	$2,589	$4,403	$1,443	$8,435

Intangible Assets
The components of intangible assets, net as of December 31, 2021 and March 31, 2022 were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2021
Consumer, Merchant and other relationships	$1,868	$(294)	$1,574	9
Developed technology	922	(269)	653	5
Trade names and trademarks	222	(47)	175	6
Patents	15	(7)	8	7
Other	5	(3)	2	0
Intangible assets	$3,032	$(620)	$2,412

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
March 31, 2022
Consumer, Merchant and other relationships	$1,856	$(362)	$1,494	9
Developed technology	924	(325)	599	5
Trade names and trademarks	222	(55)	167	6
Patents	15	(8)	7	6
Other	5	(3)	2	0
Intangible assets	$3,022	$(753)	$2,269
Amortization expense for intangible assets subject to amortization was $92 million and $144 million for the three months ended March 31, 2021 and 2022, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2022 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2022	$381
2023	363
2024	306
2025	266
2026	203
Thereafter	748
Total	$2,267

Note 6 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2021	March 31, 2022	Effective Interest Rates	Maturities
2025 Refinanced Term Loan	$1,448	$1,444	3.8%	April 4, 2025
2027 Refinanced Term Loan	1,090	1,087	3.8%	February 25, 2027
2025 Senior Note	1,000	1,000	7.7%	May 15, 2025
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	1,500	1,500	4.7%	August 15, 2029
2025 Convertible Notes	1,150	1,150	0.2%	December 15, 2025
Total debt	9,388	9,381
Less: unamortized discount and issuance costs	(85)	(81)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$9,276	$9,273
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
The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan are guaranteed by certain of our material domestic restricted subsidiaries. The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of March 31, 2022. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair values of our 2025 Refinanced Term Loan and 2027 Refinanced Term Loan were $1.4 billion and $1.1 billion, respectively, as of March 31, 2022 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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

As of March 31, 2022, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
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
Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. The adoption of this standard resulted in a decrease to additional paid-in capital of $243 million and an increase to our 2025 Convertible Notes by the same amount. At adoption, there was no adjustment recorded to the opening accumulated deficit. As a result of the adoption, starting on January 1, 2021, interest expense is reduced as a result of accounting for the 2025 Convertible Notes as a single liability measured at its amortized cost.
The fair value of our 2025 Convertible Notes was $1.0 billion as of March 31, 2022 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
The 2025, 2026, 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of March 31, 2022.
The following table presents the fair values of our Senior Notes as of March 31, 2022, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of March 31, 2022
2025 Senior Note	$1,044
2026 Senior Note	1,595
2027 Senior Note	1,281
2028 Senior Note	516
2029 Senior Note	1,410
Total	$5,846

The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long-term debt, for the three months ended March 31, 2021 and 2022 (in millions):

	Three Months Ended March 31,
	2021	2022
Contractual interest coupon	$111	$133
Amortization of debt discount and issuance costs	7	4
Total interest expense from long-term debt	$118	$137
Revolving Credit Arrangements
We have a revolving credit agreement initially entered in 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). On April 4, 2022, we entered into an amendment to our Revolving Credit Facility to, among other things, (i) provide for approximately $2.2 billion of revolving credit commitments, (ii) extend the maturity date for the commitments and loans from June 13, 2023 to April 4, 2027, (iii) reduce the minimum liquidity covenant from $1.5 billion to $1.0 billion, (iv) replace the London Interbank Offered Rate (“LIBOR”) based interest rate with a Secured Overnight Financing Rate (“SOFR”) based interest rate, and (v) make certain other changes to the negative covenants under the amended revolving credit agreement. The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of March 31, 2022, there was no balance outstanding on the Revolving Credit Facility.
Letters of Credit
As of December 31, 2021 and March 31, 2022, we had letters of credit outstanding of $749 million and $741 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $247 million and $239 million, respectively.

Note 7 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2021	March 31, 2022
Prepaid expenses	$459	$355
Other receivables	553	615
Other	442	492
Prepaid expenses and other current assets	$1,454	$1,462
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2021	March 31, 2022
Accrued legal, regulatory and non-income taxes	$2,187	$2,066
Accrued Drivers and Merchants liability	1,187	1,222
Income and other tax liabilities	376	393
Commitment to issue unsecured convertible notes in connection with Careem acquisition	238	234
Other	2,549	2,251
Accrued and other current liabilities	$6,537	$6,166
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2021	March 31, 2022
Deferred tax liabilities	$365	$91
Other	570	588
Other long-term liabilities	$935	$679
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2020	$(581)	$46	$(535)
Other comprehensive income (loss) before reclassifications (1)	33	1,156	1,189
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	33	1,156	1,189
Balance as of March 31, 2021	$(548)	$1,202	$654
(1) During the three months ended March 31, 2021, unrealized gains on available-for-sale securities, net of tax relates to pre-tax unrealized gains of $1.3 billion for the change in fair value of our investment in Grab. To determine the fair value of our investment in Grab as of March 31, 2021, we utilized a hybrid approach, incorporating a CSE method along with an OPM. The CSE method assumes an if-converted scenario (for example an initial public offering (“IPO”) or a special purpose acquisition company transaction), where the OPM approach allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2021	$(524)	$—	$(524)
Other comprehensive income (loss) before reclassifications	19	—	19
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	19	—	19
Balance as of March 31, 2022	$(505)	$—	$(505)
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended March 31,
	2021	2022
Interest income	$5	$11
Foreign currency exchange gains (losses), net	(25)	10
Gain on business divestiture (1)	1,684	—
Unrealized gain (loss) on debt and equity securities, net (2)	63	(5,570)
Impairment of equity method investment (3)	—	(182)
Revaluation of MLU B.V. call option (4)	—	181
Other, net	(17)	(7)
Other income (expense), net	$1,710	$(5,557)
(1) During the three months ended March 31, 2021, gain on business divestiture primarily represents a $1.6 billion gain on the sale of Apparate USA LLC (“Apparate” or the “ATG Business”) to Aurora Innovation, Inc. (“Aurora”) in January 2021. Refer to Note 15 – Divestiture for further information.
(2) During the three months ended March 31, 2022, unrealized loss on debt and equity securities, net primarily represents changes in the fair value of our marketable equity securities, including: a $1.9 billion unrealized loss on our Grab investment; a $1.7 billion unrealized loss on our Aurora investments; a $1.4 billion unrealized loss on our Didi investment; and a $462 million unrealized loss on our Zomato investment.
(3) During the three months ended March 31, 2022, impairment of equity method investment, represents a $182 million impairment loss recorded on our MLU B.V. equity method investment. Refer to Note 4 – Equity Method Investments for further information.
(4) During the three months ended March 31, 2022, revaluation of MLU B.V. call option represents a $181 million gain for the change in fair value of the call option granted to Yandex (“MLU B.V. Call Option”). Refer to Note 4 – Equity Method Investments for further information.

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
Stock Option and SAR Activity
A summary of stock option and SAR activity for the three months ended March 31, 2022 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2021	157	24,253	$11.84	4.35	$735
Granted	4	421	$33.89
Exercised	(3)	(999)	$5.20
Canceled and forfeited	—	(88)	$14.17
As of March 31, 2022	158	23,587	$12.51	4.10	$558
Vested and expected to vest as of March 31, 2022	141	17,045	$8.31	3.36	$473
Exercisable as of March 31, 2022	141	17,045	$8.31	3.36	$473
RSU Activity
The following table summarizes the activity related to our RSUs for the three months ended March 31, 2022 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2021	71,461	$41.91
Granted	59,266	$33.65
Vested	(9,699)	$39.24
Canceled and forfeited	(4,073)	$39.87
Unvested and outstanding as of March 31, 2022	116,955	$37.99
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended March 31,
	2021	2022
Operations and support	$28	$33
Sales and marketing	22	22
Research and development	133	196
General and administrative	98	108
Total	$281	$359
As of March 31, 2022, there was $4.5 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.91 years.

The tax benefits recognized in the condensed consolidated statement of operations for stock-based compensation arrangements were not material during the three months ended March 31, 2021 and 2022, respectively.
Note 9 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $185 million and $(232) million for the three months ended March 31, 2021 and 2022, respectively. During the three months ended March 31, 2021, the income tax expense was primarily driven by current tax on foreign earnings, the deferred U.S. tax impact related to our investment in Aurora upon the sale of our ATG Business, offset by a partial benefit from U.S. losses. During the three months ended March 31, 2022, the income tax benefit was primarily driven by the deferred U.S. tax impact related to our investments in Grab, Aurora, Didi and Zomato, and to a lesser extent, the benefit of U.S. losses, offset by current tax on our foreign earnings. The primary differences between the effective tax rate and the federal statutory tax rate are due to the deferred U.S. taxes related to our investments in Grab, Aurora, Didi and Zomato, the valuation allowance on our U.S. and Netherlands' deferred tax assets, and foreign tax rate differences.
During the three months ended March 31, 2022, the amount of gross unrecognized tax benefits increased by an immaterial amount, and this amount would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are also under routine examination by federal, various states, and foreign tax authorities. We believe that adequate amounts have been reserved in these jurisdictions. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities to the extent utilized in a future period. For our major tax jurisdictions, the tax years 2004 through 2022 remain open; the major tax jurisdictions are the U.S., Brazil, Netherlands, the United Kingdom (“UK”), and Australia.
Although the timing of the resolution and/or closure of audits is highly uncertain, we do not expect any material changes to our unrecognized tax benefits within the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits, and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through March 31, 2022. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
Note 10 – Net Income (Loss) Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the periods presented. Diluted net loss per share is computed by giving effect to all potential weighted average dilutive common stock. The dilutive effect of outstanding awards and convertible securities is reflected in diluted net loss per share by application of the treasury stock method or if-converted method, as applicable.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended March 31,
	2021	2022
Basic net loss per share:
Numerator
Net loss including non-controlling interests	$(122)	$(5,918)
Net income (loss) attributable to non-controlling interests, net of tax	(14)	12
Net loss attributable to common stockholders	$(108)	$(5,930)
Denominator
Basic weighted-average common stock outstanding	1,858,525	1,953,989
Basic net loss per share attributable to common stockholders (1)	$(0.06)	$(3.03)
Diluted net loss per share:
Numerator
Net loss attributable to common stockholders	$(108)	$(5,930)
Net loss attributable to Freight Holding convertible common shares non-controlling interest, net of tax	—	(13)
Diluted net loss attributable to common stockholders	$(108)	$(5,943)
Denominator
Number of shares used in basic net loss per share computation	1,858,525	1,953,989
Weighted-average effect of potentially dilutive securities:
Assumed redemption of Freight Holding convertible common shares, non-controlling interest	—	3,742
Diluted weighted-average common stock outstanding	1,858,525	1,957,731
Diluted net loss per share attributable to common stockholders (1)	$(0.06)	$(3.04)
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	As of March 31,
	2021	2022
Freight Holdings contingently redeemable preferred stock	13,586	12,377
Convertible notes	22,013	18,503
RSUs	82,146	116,955
Stock options	26,073	23,587
Common stock subject to repurchase	28	3,767
Shares committed under ESPP	2,084	3,361
Warrants to purchase common stock	126	73
Total	146,056	178,623

Note 11 – Segment Information and Geographic Information
We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance.
As of the first quarter of 2022, our three operating and reportable segments are as follows:

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

	Three Months Ended March 31,
	2021	2022
Segment adjusted EBITDA:
Mobility	$298	$618
Delivery	(200)	30
Freight	(29)	2
All Other	(11)	—
Total segment adjusted EBITDA	58	650
Reconciling items:
Corporate G&A and Platform R&D (1), (2)	(417)	(482)
Depreciation and amortization	(212)	(254)
Stock-based compensation expense	(281)	(359)
Legal, tax, and regulatory reserve changes and settlements	(551)	—
Goodwill and asset impairments/loss on sale of assets	(57)	(13)
Acquisition, financing and divestitures related expenses	(36)	(14)
Accelerated lease costs related to cease-use of ROU assets	(2)	—
COVID-19 response initiatives	(26)	(1)
Loss on lease arrangements, net	—	(7)
Restructuring and related charges	—	(2)
Loss from operations	$(1,524)	$(482)
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

Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal delivered. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended March 31,
	2021	2022
United States	$1,683	$4,197
All other countries	1,220	2,657
Total revenue	$2,903	$6,854
Revenue grouped by offerings and geographical region is included in Note 2 – Revenue.
Note 12 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2021 and March 31, 2022, we had recorded aggregate liabilities of $2.2 billion and $2.1 billion, respectively, of which $1.3 billion and $1.3 billion relate to non-income tax matters, respectively, in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. We have petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. Since the assignment of the coordination judge, the case remains stayed as to discovery. We intend to continue to vigorously defend ourselves. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
In addition, in January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and in August 2021, the Alameda County Superior Court ruled that Proposition 22 is unconstitutional. On September 21, 2021, the State of California filed an appeal of that decision with the California Court of Appeal and the Protect App-Based Drivers and Services organization, who intervened in the matter, has also filed an appeal.
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
Swiss Social Security Reclassification
Several Swiss administrative bodies have issued decisions in which they classify Drivers as employees of Uber Switzerland, Rasier Operations B.V. or of Uber B.V. for social security or regulatory purposes. We are challenging each of them before the Social Security and Administrative Tribunals. In April 2021, a ruling was made that Uber Switzerland could not be held liable for social security contributions. The litigations with regards to Uber B.V. and Raiser Operations B.V. are still pending for years 2014 to 2019. In January 2022, the Social Security Tribunal of Zurich reclassified drivers who have used the App in 2014 as dependent workers of Uber BV and Rasier Operations BV from a social security standpoint, but this ruling has been appealed before the Federal Tribunal and has no impact on our current operations. A ruling on the merits by the Federal Tribunal is expected in 2023. The ultimate resolution of the matters appealed before the Federal Tribunal is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2022.
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
On June 23, 2021, we received a compliance notice from the UK pension regulator to facilitate our auto-enrollment implementation. We have completed the enrollment of eligible drivers in the UK into a pension plan. While the ultimate resolution of these matters is uncertain, we have recorded an accrual for these matters within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2022.
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
State Unemployment Taxes
In 2018, the New Jersey Department of Labor (“NJDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2018. The NJDOL made an assessment on November 12, 2019, against both Rasier and Uber. Both assessments were calculated through November 15, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2018. The NJDOL has provided several assessments from February through October 2021. We have submitted payment for the principal revised amount of the assessment and are engaged in ongoing discussions with the NJDOL about the assessments. While the ultimate resolution of this matter is uncertain, we recorded for this matter within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2022.
Google v. Levandowski & Ron; Google v. Levandowski
On October 28, 2016, Google filed arbitration demands against each of Anthony Levandowski and Lior Ron, former employees of Google, alleging breach of their respective employment agreements with Google, fraud and other state law violations (due to soliciting Google employees and starting a new venture to compete with Google’s business in contravention of their respective employment agreements). Google sought damages, injunctive relief, and restitution. On March 26, 2019, following a hearing, the arbitration panel issued an interim award, finding against each of Google’s former employees and awarding $127 million against Anthony Levandowski and $1 million for which both Anthony Levandowski and Lior Ron are jointly and severally liable. In July 2019, Google submitted its request for interest, attorneys fees, and costs related to these claims. The Panel’s Final Award was issued on December 6, 2019. On February 7, 2020, Ron and Google entered into a settlement agreement and mutual release to satisfy the corrected final award in the amount of approximately $10 million. Uber paid Google on behalf of Ron pursuant to an indemnification obligation. A dispute continues to exist with regard to Uber’s alleged indemnification obligation to Levandowski. Whether Uber is ultimately responsible for indemnification of Levandowski depends on the exceptions and conditions set forth in the indemnification agreement. In March 2020, Levandowski pleaded guilty to criminal trade secret charges and filed for bankruptcy. Former President Trump pardoned Levandowski from the trade secret conviction. Uber filed a proof of claim in the bankruptcy court, and Levandowski additionally asserted a claim against Uber alleging that Uber failed to perform its obligations under an agreement with Otto Trucking, LLC. For these claims, Uber and Levandowski reached a confidential settlement, which was formally approved by the court on May 2, 2022. The approval of the settlement and confirmation of Levandowski’s bankruptcy plan is subject to appeal by May 16, 2022, by certain creditors and the taxing authorities. While the ultimate resolution of this matter is uncertain given the possibility of appeals, we recorded for this matter within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2022.
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
We are involved in a proceeding in the UK about our historic operating model in the UK involving HMRC, the tax regulator in the UK, which is seeking to classify us as a transportation provider. Being classified as a transportation provider would result in a VAT (20%) on Gross Bookings or on the service fee that we charge Drivers prior to March 14, 2022. HMRC is considering a number of factors including our contractual Driver, Rider and intercompany arrangements, and HMRC is also expected to consider the UK Supreme Court’s February 19, 2021 ruling on Drivers’ worker classification, in determining whether we should be classified as a provider of transportation services. HMRC may update its assessment, which we would then review and discuss with HMRC. If we do not reach a satisfactory resolution after exhausting HMRC’s review and appeals process, we would still be able to argue our case anew in the UK Tax Court, which may require the up-front payment to the Tax Court (“pay-to-play”) of any final HMRC assessment to be held in escrow. We continue to believe that we have meritorious defense in these proceedings. As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK is a merchant of transportation and is required to remit VAT on Gross Bookings, which we are remitting under the Value Added (Tour Operators) Order 1987. As part of our ongoing discussions with HMRC we anticipate that they will review our VAT remittance as a merchant of transportation.
Our estimated liability is inherently subjective due to the complexity and uncertainty of these matters and the judicial processes in certain jurisdictions, therefore, the final outcome could be materially different from the estimated liability recorded.

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
Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2021 and March 31, 2022 were $3.9 billion and $4.2 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2021 and March 31, 2022 were $1.0 billion and $1.2 billion, respectively.
Freight Holding
As of March 31, 2022, we own the majority of the issued and outstanding capital stock of Freight Holding and report a non-controlling interest as further described in Note 14 – Non-Controlling Interests.
Careem Qatar
The assets and operations in Careem Qatar had not been transferred to us as of March 31, 2022. Transfer of the assets and operations of Careem Qatar will be subject to a delayed closing pending timing of regulatory approval. We have rights to all residual interests in the Careem Qatar entity which is considered a variable interest. We are exposed to losses and residual returns of the Careem Qatar entity through the right to all of the proceeds from either the divestiture or the eventual legal transfer, upon regulatory approval, of the Careem Qatar entity.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amount of assets recognized on the condensed consolidated balance sheets related to unconsolidated VIEs was $598 million and $605 million as of December 31, 2021 and March 31, 2022, respectively, and represents our maximum exposure to loss associated with the unconsolidated VIEs.
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
Moove
Garment Investments S.L. dba Moove (“Moove”) is a vehicle fleet operator in Spain. On February 12, 2021, we entered into and completed a series of agreements with Moove including (i) an equity investment, through preferred shares, in which we acquired a

30% minority interest in Moove from its current shareholders at closing and up to approximately $185 million contingent on future performance of Moove and certain other conditions through the eighth anniversary of the agreement, (ii) a term loan of $213 million to Moove, due February 2026, and (iii) a commercial partnership agreement. After this series of agreements, Moove is considered a related party. We are exposed to Moove’s economic risks and rewards through our equity investment, the term loan and commercial partnership agreement, which represent variable interests.
Note 14 – Non-Controlling Interests
Freight Holding
As of December 31, 2021 and March 31, 2022, we owned 78% of the issued and outstanding capital stock of our subsidiary Freight Holding, or 75% on a fully-diluted basis if all common shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. The minority stockholders of Freight Holding include: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) employees who hold fully vested shares.
Note 15 – Divestiture
Divestiture of ATG Business to Aurora
On January 19, 2021, we completed the previously announced sale of our ATG Business, a subsidiary focused on the development and commercialization of autonomous vehicle technology, to Aurora. As a result, our controlling interest and the non-controlling interests in the ATG Business were settled, and ownership of the ATG Business transferred to Aurora.
As consideration for the sale, Aurora issued Series U-1 preferred shares to the third-party investors of the ATG Business to settle their ATG Series A Stated Liquidation Preference of $1.1 billion, which had previously been recorded as redeemable and non-redeemable non-controlling interests on our condensed consolidated balance sheet prior to this transaction. We received the residual consideration from the sale as the only common unit holder of the ATG Business in the form of Aurora common shares valued at $1.3 billion, representing 22% of fully-diluted (25% undiluted) ownership interest of Aurora. Concurrently, we invested $400 million in Aurora in exchange for Aurora Series U-2 convertible preferred shares, representing 4% of fully-diluted (5% undiluted) ownership interest of Aurora.
We do not consolidate Aurora under either the VIE or the voting interest model.
We entered into a commercial agreement with Aurora pursuant to which the parties will collaborate with best efforts to launch and commercialize self-driving vehicles on our ridesharing network. We also allowed unvested RSUs for Uber stock held by employees of the ATG Business that transferred to Aurora to continue to vest over the next 12 months contingent upon the employee remaining at Aurora. As a result, we initially recognized liabilities of $315 million as consideration for these future obligations to Aurora.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2021 Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a technology platform that uses a massive network, leading technology, operational excellence, and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform. We connect consumers with providers of ride services, merchants as well as delivery service providers for meal preparation, grocery and other delivery services. Uber also connects consumers with public transportation networks. We use this same network, technology, operational excellence, and product expertise to connect shippers with carriers in the freight industry. We are also developing technologies that provide new solutions to everyday problems.
Driver Classification Developments
The classification of Drivers is currently being challenged in courts, by legislators and by government agencies in the United States and abroad. We are involved in numerous legal proceedings globally, including putative class and collective class action lawsuits, demands for arbitration, charges and claims before administrative agencies, and investigations or audits by labor, social security, and tax authorities that claim that Drivers should be treated as our employees (or as workers or quasi-employees where those statuses exist), rather than as independent contractors. Of particular note are proceedings in California, where on May 5, 2020, the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint in San Francisco Superior Court (the “Court”) against Uber and Lyft Inc., alleging that drivers are misclassified, and sought an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers.
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
In January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and in August 2021, the Alameda County Superior Court ruled that Proposition 22 is unconstitutional. On September 21, 2021, the State of California filed an appeal of that decision with the California Court of Appeal, and the Protect App-Based Drivers and Services organization, who intervened in the matter, has also filed an appeal.
To comply with Proposition 22, we have incurred and expect to incur additional expenses, including expenses associated with a guaranteed minimum earnings floor for Drivers, insurance for injury protection and subsidies for health care. We do not expect these changes will have a material impact on our business, results of operations, financial position, or cash flows.
Also of note, on October 28, 2015, a claim by 25 Drivers, including Mr. Y. Aslam and Mr. J. Farrar, was brought in the United Kingdom (“UK”) Employment Tribunal against us asserting that they should be classified as “workers” (a separate category between independent contractors and employees) in the UK rather than independent contractors. The tribunal ruled on October 28, 2016 that the Drivers were workers whenever our App is switched on and they are ready and able to take trips, based on an assessment of the App in July 2016. The Court of Appeal rejected our appeal in a majority decision on December 19, 2018. We appealed to the Supreme Court and a hearing at the Supreme Court took place in July 2020.
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
In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Policies and Estimates” and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Financial and Operational Highlights

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	98	115	17%
Trips (2)	1,447	1,713	18%
Gross Bookings (2)	$19,536	$26,449	35%	39%
Revenue	$2,903	$6,854	136%	141%
Net loss attributable to Uber Technologies, Inc. (3)	$(108)	$(5,930)	**
Mobility Adjusted EBITDA	$298	$618	107%
Delivery Adjusted EBITDA	$(200)	$30	**
Adjusted EBITDA (1), (2)	$(359)	$168	**
Net cash provided by (used in) operating activities	$(611)	$15	**
Free cash flow (1)	$(682)	$(47)	93%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
(3) Net loss attributable to Uber Technologies, Inc. included stock-based compensation expense of $281 million and $359 million in the first quarter of 2021 and 2022, respectively.
** Percentage not meaningful.
Highlights for the First Quarter 2022
In the first quarter of 2022, our MAPCs were 115 million, declining 3 million, or 3%, quarter-over-quarter, but growing 17% compared to the same period in 2021. The quarter-over-quarter decline in MAPCs was related to a slower start to the first quarter of 2022 due to impacts from the Omicron variant of COVID-19, followed by consumer activity increases through the remainder of the first quarter of 2022 with the number of unique consumers who completed a Mobility ride or received a Delivery order on our platform increasing from 111 million in January 2022 to 121 million in March 2022.

Overall Gross Bookings increased to $26.4 billion in the first quarter of 2022, or 39% on a constant currency basis, compared to the same period in 2021. Mobility Gross Bookings grew 62% year-over-year, on a constant currency basis, primarily due to increases in Trip volumes as the business recovers from the impacts of COVID-19. Delivery Gross Bookings grew 15% year-over-year, on a constant currency basis, outpacing Delivery Trip growth, as we saw a 3% increase in basket sizes globally driven by stay-at-home order demand related to COVID-19.
Revenue was $6.9 billion, up 136% year-over-year, with a Take Rate of 25.9%. Revenue growth outpaced Gross Bookings growth primarily due to a $1.5 billion increase in our Freight business due to the acquisition of Tupelo Parent, Inc. (“Transplace”) during the fourth quarter of 2021, the favorable impact to revenue of $200 million due to a change in the accounting model for our UK Mobility business, as well as a favorable comparative impact to the same period in 2021 where, during the first quarter of 2021, revenue was reduced by a $600 million accrual made for the resolution of historical claims in the UK relating to the classification of drivers.
Net loss attributable to Uber Technologies, Inc. was $5.9 billion, which includes the unfavorable impact of a pre-tax unrealized loss on debt and equity securities, net of $5.6 billion primarily related to changes in the fair value of our marketable equity securities, including: a $1.9 billion unrealized loss on our Grab investment; a $1.7 billion unrealized loss on our Aurora investments; a $1.4 billion unrealized loss on our Didi investment; and a $462 million unrealized loss on our Zomato investment. Net loss attributable to Uber Technologies, Inc. also includes $359 million of stock-based compensation expense.
Adjusted EBITDA was $168 million, up $527 million compared to the same period in 2021. Mobility Adjusted EBITDA profit improved by 107%, year-over-year, to $618 million. Delivery Adjusted EBITDA profit was $30 million, up $230 million from an Adjusted EBITDA loss of $200 million in the same period in 2021.
We ended the quarter with $4.2 billion in unrestricted cash and cash equivalents.
Other Developments
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
To comply with social distancing guidelines of national, state and local governments, we have temporarily suspended, our shared Mobility offering, in most markets, and implemented “leave at door” delivery options for Delivery offerings. As vaccination rates increase in the United States, we are observing that consumer demand for Mobility is recovering faster than driver availability, and consumer demand for Delivery continues to exceed courier availability.
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
During the first quarter of 2022, we modified our arrangements in certain markets and, as a result, concluded we are responsible for the provision of mobility services to end-users in those markets. We have determined that in these transactions, end-users are our customers and our sole performance obligation in the transaction is to provide transportation services to the end-user. We recognize revenue when a trip is complete. In these markets where we are responsible for mobility services, we present revenue from end-users on a gross basis, as we control the service provided by Drivers to end-users, while payments to Drivers in exchange for mobility services are recognized in cost of revenue, exclusive of depreciation and amortization.
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Revenue Recognition,” “Note 1 - Description of Business and Summary of Significant Accounting Policies - Revenue Recognition,” and “Note 2 - Revenue” to our audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2021 and Note 2 – Revenue in this Quarterly Report on Form 10-Q.
Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue, exclusive of depreciation and amortization, primarily consists of certain insurance costs related to our Mobility and Delivery offerings, credit card processing fees, bank fees, data center and networking expenses, mobile device and service costs, costs incurred with carriers for Uber Freight transportation services, amounts related to fare chargebacks and other credit card losses as well as costs incurred for certain Mobility and Delivery transactions where we are primarily responsible for mobility or delivery services and pay Drivers and Couriers for services.
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
•Gain on business divestiture.
•Unrealized gain (loss) on debt and equity securities, net, which consists primarily of gains (losses) from fair value adjustments relating to our marketable and non-marketable securities.
•Impairment of equity method investment.
•Revaluation of MLU B.V. call option, which represents changes in fair value recorded on the call option granted to Yandex (“MLU B.V. Call Option”).
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended March 31,
	2021	2022

Revenue	$2,903	$6,854
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,710	4,026
Operations and support	423	574
Sales and marketing	1,103	1,263
Research and development	515	587
General and administrative	464	632
Depreciation and amortization	212	254
Total costs and expenses	4,427	7,336
Loss from operations	(1,524)	(482)
Interest expense	(115)	(129)
Other income (expense), net	1,710	(5,557)
Income (loss) before income taxes and income (loss) from equity method investments	71	(6,168)
Provision for (benefit from) income taxes	185	(232)
Income (loss) from equity method investments	(8)	18
Net loss including non-controlling interests	(122)	(5,918)
Less: net income (loss) attributable to non-controlling interests, net of tax	(14)	12
Net loss attributable to Uber Technologies, Inc.	$(108)	$(5,930)
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended March 31,
	2021	2022

Revenue	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	59%	59%
Operations and support	15%	8%
Sales and marketing	38%	18%
Research and development	18%	9%
General and administrative	16%	9%
Depreciation and amortization	7%	4%
Total costs and expenses	152%	107%
Loss from operations	(52)%	(7)%
Interest expense	(4)%	(2)%
Other income (expense), net	59%	(81)%
Income (loss) before income taxes and income (loss) from equity method investments	2%	(90)%
Provision for (benefit from) income taxes	6%	(3)%
Income (loss) from equity method investments	—%	—%
Net loss including non-controlling interests	(4)%	(86)%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%
Net loss attributable to Uber Technologies, Inc.	(4)%	(87)%
(1) Totals of percentage of revenues may not foot due to rounding.

The following discussion and analysis is for the three months ended March 31, 2022 compared to same period in 2021.
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Revenue	$2,903	$6,854	136%
Revenue increased $4.0 billion, or 136%, primarily attributable to an increase in Gross Bookings of 35%, or 39% on a constant currency basis, primarily driven by increases in Mobility Trip volumes as the business recovers from the impacts of COVID-19, and a $1.5 billion increase in Freight revenue resulting primarily from the acquisition of Transplace in the fourth quarter of 2021. Revenue in the first quarter of 2021 was unfavorably impacted by a $600 million accrual made for the resolution of historical claims in the UK relating to the classification of drivers. We also saw a $304 million increase in Delivery revenue resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided. Additionally, during the first quarter of 2022, we saw a $200 million increase in Mobility revenue as a result of business model changes in the UK.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,710	$4,026	135%
Percentage of revenue	59%	59%
Cost of revenue, exclusive of depreciation and amortization, increased $2.3 billion, or 135%, mainly due to a $1.4 billion increase in Freight carrier payments and incentives resulting from the acquisition of Transplace in the fourth quarter of 2021, a $355 million increase in Courier payments and incentives in certain markets, a $313 million increase in insurance expense primarily due to an increase in miles driven in our Mobility business, and a $160 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of business model changes in the UK.
Operations and Support

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Operations and support	$423	$574	36%
Percentage of revenue	15%	8%
Operations and support expenses increased $151 million, or 36%, primarily attributable to a $87 million increase in employee headcount costs, $35 million increase in external contractor expenses and a $5 million increase in stock-based compensation expense.
Sales and Marketing

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Sales and marketing	$1,103	$1,263	15%
Percentage of revenue	38%	18%
Sales and marketing expenses increased $160 million, or 15%, primarily attributable to a $72 million increase in consumer advertising expenses as well as an increase in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $64 million to $649 million compared to $585 million in the same period in 2021.

Research and Development

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Research and development	$515	$587	14%
Percentage of revenue	18%	9%
Research and development expenses increased $72 million, or 14%, primarily attributable to a $63 million increase in stock-based compensation expense.
General and Administrative

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

General and administrative	$464	$632	36%
Percentage of revenue	16%	9%
General and administrative expenses increased $168 million, or 36%, primarily attributable to a $54 million increase in employee headcount costs, a net $49 million increase in legal, tax, and regulatory reserve changes and settlements, a $12 million increase in external contractor expenses, in addition to a $10 million increase in stock-based compensation expense.
Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Depreciation and amortization	$212	$254	20%
Percentage of revenue	7%	4%
Depreciation and amortization expenses increased $42 million, or 20%, primarily attributable to additional amortization expenses related to Transplace, Drizly and Postmates intangible assets, partially offset by a decrease in depreciation for fixed assets that fully depreciated in 2021.
Interest Expense

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Interest expense	$(115)	$(129)	12%
Percentage of revenue	(4)%	(2)%
Interest expense increased by an immaterial amount.
Other Income (Expense), Net

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Interest income	$5	$11	120%
Foreign currency exchange gains (losses), net	(25)	10	**
Gain on business divestiture	1,684	—	**
Unrealized gain (loss) on debt and equity securities, net	63	(5,570)	**
Impairment of equity method investment	—	(182)	**
Revaluation of MLU B.V. call option	—	181	**
Other, net	(17)	(7)	59%
Other income (expense), net	$1,710	$(5,557)	**
Percentage of revenue	59%	(81)%
** Percentage not meaningful.

Gain on business divestiture decreased primarily due a $1.6 billion gain on the sale of our ATG Business to Aurora recognized in the first quarter of 2021. For additional information, refer to Note 15 – Divestiture in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Unrealized gain (loss) on debt and equity securities, net decreased by $5.6 billion primarily due to changes in the fair value of our marketable equity securities, including: a $1.9 billion unrealized loss on our Grab investment; a $1.7 billion unrealized loss on our Aurora investments; a $1.4 billion unrealized loss on our Didi investment; and a $462 million unrealized loss on our Zomato investment.
Impairment of equity method investment represents a $182 million impairment loss recorded on our MLU B.V. equity method investment. For additional information, refer to Note 4 – Equity Method Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Revaluation of MLU B.V. call option represents a $181 million gain for the change in fair value of the call option granted to Yandex (“MLU B.V. Call Option”). For additional information, refer to Note 4 – Equity Method Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Provision for (benefit from) income taxes	$185	$(232)	**
Effective tax rate	261%	4%
** Percentage not meaningful.
Income tax benefit increased by $417 million, primarily driven by the deferred U.S. tax impact related to our investments in Grab and Aurora and to a lesser extent, by the benefit of U.S. losses, offset by current tax on our foreign earnings.
Income (loss) from Equity Method Investments

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Income (loss) from equity method investments	$(8)	$18	**
Percentage of revenue	—%	—%
** Percentage not meaningful.
Income (loss) from equity method investments increased by an immaterial amount.

Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery, and Freight. For additional information about our segments, see Note 11 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Mobility	$853	$2,518	195%
Delivery	1,741	2,512	44%
Freight	301	1,824	**
All Other (1)	8	—	**
Total revenue	$2,903	$6,854	136%
(1) Includes historical results of ATG and Other Technology Programs and New Mobility. Refer to Note 15 – Divestiture for further information.
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

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Mobility	$298	$618	107%
Delivery	(200)	30	**
Freight	(29)	2	**
All Other (1)	(11)	—	**
Corporate G&A and Platform R&D (2), (3)	(417)	(482)	(16)%
Adjusted EBITDA (4)	$(359)	$168	**
(1) Includes historical results of ATG and Other Technology Programs and New Mobility. Refer to Note 15 – Divestiture for further information regarding the sale of our ATG Business.
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
** Percentage not meaningful.
Mobility Segment
For the three months ended March 31, 2022 compared to the same period in 2021, Mobility revenue increased $1.7 billion, or 195%, and Mobility adjusted EBITDA profit increased $320 million, or 107%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings due to increases in Trip volumes as the business recovers from the impacts of COVID-19. Business model changes in the UK that classify certain payments and incentives as cost of revenue also benefited Mobility revenue by $200 million. Additionally, Mobility revenue in the first quarter of 2021 was impacted by a $600 million accrual made for the resolution of historical claims in the UK relating to the classification of drivers.

Mobility adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue, partially offset by a $281 million increase in insurance expense as a result of an increase in miles driven and a $76 million increase in credit card processing costs.
Delivery Segment
For the three months ended March 31, 2022 compared to the same period in 2021, Delivery revenue increased $771 million, or 44%, and Delivery adjusted EBITDA grew $230 million, or 115%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 15%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes. Take Rate improved to 18.1% from 14.0% compared to the same period in 2021 driven by an overall improvement in basket sizes. Additionally, we saw an increase in Delivery revenue and Take Rate resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, where we are primarily responsible for Delivery services and pay Couriers for services provided.
Delivery adjusted EBITDA improvement is primarily attributable to an increase in Delivery revenue, partially offset by a $387 million increase in cost of revenue as well as a $94 million increase in consumer promotions and employee headcount costs.
Freight Segment
For the three months ended March 31, 2022 compared to the same period in 2021, Freight revenue increased $1.5 billion, or 506%, and Freight adjusted EBITDA grew $31 million, or 107%.
Freight revenue increased primarily attributable to the acquisition of Transplace in the fourth quarter of 2021. Additionally, the increase in Freight revenue is also driven by the growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA improvement is attributable to a $1.5 billion improvement in Freight revenue, partially offset by $1.4 billion of certain shipper payments and incentives recorded in cost of revenue and an $88 million increase in employee headcount costs.
Certain Key Metrics and Non-GAAP Financial Measures
Adjusted EBITDA, revenue growth rates in constant currency and free cash flow are non-GAAP financial measures. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “Reconciliations of Non-GAAP Financial Measures.”
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
Trips. We define Trips as the number of completed consumer Mobility or New Mobility rides and Delivery orders in a given period. For example, an UberX Share ride with three paying consumers represents three unique Trips, whereas an UberX ride with three passengers represents one Trip. We believe that Trips are a useful metric to measure the scale and usage of our platform.

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

(In millions)	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022

Mobility	$3,046	$5,905	$6,789	$6,773	$8,640	$9,883	$11,340	$10,723
Delivery	6,961	8,550	10,050	12,461	12,912	12,828	13,444	13,903
Freight	212	290	313	302	348	402	1,082	1,823
All Other (1)	5	—	—	—	—	—	—	—
(1) Includes historical results of ATG and Other Technology Programs and New Mobility. Refer to Note 15 – Divestiture for further information regarding the sale of our ATG Business.
Take Rate is an operating metric and defined as revenue as a percentage of Gross Bookings.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net loss attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Adjusted EBITDA	$(359)	$168	**
** Percentage not meaningful.
Adjusted EBITDA was $168 million, improving $527 million from an Adjusted EBITDA loss of $359 million in the same period in 2021. The improvement was primarily attributable to a $320 million increase in Mobility Adjusted EBITDA, a $230 million improvement in Delivery Adjusted EBITDA, as well as a $31 million increase in Freight Adjusted EBITDA, partially offset by a $65 million increase in Corporate G&A and Platform R&D costs.

Reconciliations of Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business and assess our performance. In addition to revenue, net income (loss), income (loss) from operations, and other results under GAAP, we use Adjusted EBITDA, revenue growth rates in constant currency and free cash flow, which are described below, to evaluate our business. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results.
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
 The following table presents a reconciliation of net loss attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(In millions)	2021	2022

Adjusted EBITDA reconciliation:
Net loss attributable to Uber Technologies, Inc.	$(108)	$(5,930)
Add (deduct):
Net income (loss) attributable to non-controlling interests, net of tax	(14)	12
Provision for (benefit from) income taxes	185	(232)
Loss (income) from equity method investments	8	(18)
Interest expense	115	129
Other (income) expense, net	(1,710)	5,557
Depreciation and amortization	212	254
Stock-based compensation expense	281	359
Legal, tax, and regulatory reserve changes and settlements	551	—
Goodwill and asset impairments/loss on sale of assets	57	13
Acquisition, financing and divestitures related expenses	36	14
Accelerated lease costs related to cease-use of ROU assets	2	—
COVID-19 response initiatives	26	1
Loss on lease arrangements, net	—	7
Restructuring and related charges	—	2
Adjusted EBITDA	$(359)	$168
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

Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended March 31,
(In millions)	2021	2022
Free cash flow reconciliation:
Net cash provided by (used in) operating activities	$(611)	$15
Purchases of property and equipment	(71)	(62)
Free cash flow	$(682)	$(47)

Liquidity and Capital Resources

	Three Months Ended March 31,
(In millions)	2021	2022

Net cash provided by (used in) operating activities	$(611)	$15
Net cash used in investing activities	(250)	(135)
Net cash used in financing activities	(226)	(113)
Operating Activities
Net cash provided by operating activities was $15 million for the three months ended March 31, 2022, primarily consisting of $5.9 billion of net loss, adjusted for certain non-cash items, which primarily included $5.6 billion in unrealized losses from equity securities, $359 million of stock-based compensation expense and $254 million depreciation and amortization as well as a $27 million decrease in cash consumed by working capital primarily driven by an increase in our accrued insurance reserves.
Net cash used in operating activities was $611 million for the three months ended March 31, 2021, primarily consisting of $122 million of net loss, adjusted for certain non-cash items, which primarily included $1.7 billion gain on business divestiture and $281 million of stock-based compensation expense as well as a $412 million decrease in cash consumed by working capital primarily driven by an increase in our accrued expenses and other current liabilities.
Investing Activities
Net cash used in investing activities was $135 million for the three months ended March 31, 2022, primarily consisting of $62 million in purchases of property and equipment and $59 million in acquisition of business, net of cash acquired.
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
Financing Activities
Net cash used in financing activities was $113 million for the three months ended March 31, 2022, primarily consisting of $62 million of principal payments on finance leases.
Net cash used in financing activities was $226 million for the three months ended March 31, 2021, primarily consisting of $194 million of principal repayment on Careem Notes.
Other Information
As of March 31, 2022, $2.2 billion of our $4.2 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of March 31, 2022, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity during the COVID-19 pandemic. As the circumstances around the COVID-19 pandemic remain uncertain, we continue to actively monitor the pandemic's impact to us worldwide including our financial position, liquidity, results of operations and cash flows.
Purchase Commitments
As of March 31, 2022, there have been no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Critical Accounting Estimates
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $289 million as of March 31, 2022.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $7.8 billion and $7.6 billion as of December 31, 2021 and March 31, 2022, respectively. We did not have any marketable debt securities classified as short-term investments as of March 31, 2022. Our cash and cash equivalents consist of money market funds and cash deposits. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risk related to the carrying amounts of investments in other companies, including our minority-owned, privately-held affiliates and recently public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held affiliates and recently public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of March 31, 2022, the carrying value of our investments was $6.9 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
We acquired Tupelo Parent, Inc. (“Transplace”) in November 2021. As part of our ongoing evaluation of internal controls over financial reporting, we are reviewing the internal controls of Transplace and are making appropriate changes as we deem necessary. Other than the controls related to Transplace, there were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended March 31, 2022 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 12 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
•Google v. Levandowski & Ron; Google v. Levandowski
Legal Proceedings That Are Not Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended March 31, 2022 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, in an attempt to limit the spread of the virus, various governments around the world have implemented, lifted, and in some regions reinstated travel restrictions, business restrictions, school closures, limitations on social or public gatherings, and other measures that have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the demand for our Mobility offerings globally, and affecting travel behavior and demand. Even as such restrictions have been lifted and many regions around the world are making progress in their recovery from the pandemic, end-user behavior and demand for our Mobility offering may not recover to pre-pandemic levels. Furthermore, we are experiencing and expect to continue to experience Driver supply constraints, and we are observing that consumer demand for Mobility is recovering faster than driver availability, as such supply constraints have been and may continue to be impacted by concerns regarding the COVID-19 pandemic, and we cannot predict when Driver supply levels will return to pre-pandemic levels. Furthermore, to support social distancing, we temporarily suspended our shared rides offering globally, and our shared rides offering continues to be temporarily suspended in many regions.
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
In addition, more than 150,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements, pursuant to which we have paid approximately $414 million as of March 31, 2022. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
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
In November 2020, California voters approved Proposition 22, a California state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Proposition 22 went into effect in December 2020 and we expect that Drivers will be able to maintain their status as independent contractors under California law and that we and our competitors will be required to comply with the provisions of Proposition 22. Although our stipulation to dissolve the California Attorney General’s preliminary injunction was granted in April 2021, that litigation remains pending, and we also may face liability relating to periods before the effective date of Proposition 22. Legal challenges, including constitutional challenges, to Proposition 22 have been and may continue to be filed.

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
In addition, if we are required to classify Drivers as employees, workers or quasi-employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Estimates” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We have incurred significant losses since inception. We incurred operating losses of $4.9 billion and $3.8 billion in the years ended December 31, 2020 and 2021, and as of March 31, 2022, we had an accumulated deficit of $29.6 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may continue to incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem and Postmates, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
Our brand and reputation might also be harmed by events outside of our control. For example, we have licensed our brand in connection with certain divestitures and joint ventures, including to Didi in China, to our Yandex.Taxi joint venture in Russia/CIS, and to Zomato in India, and while we have certain contractual protections in place governing the use of our brand by these companies, we do not control these businesses, we are not able to anticipate their actions, and consumers may not be aware that these service providers are not controlled by us. Additionally, in light of the conflict between Russia and Ukraine, we announced that we are actively looking for opportunities to accelerate the sale of our remaining holdings in our Yandex.Taxi joint venture. Furthermore, if Drivers, merchants, or carriers provide diminished quality of service, are involved in incidents regarding safety or privacy, engage in malfeasance, or otherwise violate the law, we may receive unfavorable press coverage and our reputation and business may be harmed. As a result, any of these third parties could take actions that result in harm to our brand, reputation, and consequently, our business.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 30,900 global employees as of March 31, 2022, of whom approximately 18,100 were located outside the United States. We expect the total number of our employees located outside the United States to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
We have made substantial investments to develop new offerings and technologies, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and offerings. For example, through our acquisition of Cornershop, a provider of online grocery delivery in several countries including Mexico and Chile, we expanded our Delivery offering to grocery delivery. Additionally, in October 2021, we acquired The Drizly Group, Inc., which operates an on-demand alcohol marketplace in North America, in order to further expand our Delivery offering to alcohol. In November 2021, our subsidiary Uber Freight acquired Transplace, expanding Uber Freight’s business through Transplace’s expertise in transportation management. We also plan to invest significant resources to develop and expand new offerings and technologies in the markets in which Careem and Postmates operate. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because such offerings and technologies are new, they will likely involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges, and other risks, some of which we do not currently anticipate.
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
As of March 31, 2022, we operated in approximately 72 countries, and markets outside the United States accounted for approximately 75% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors. For example, our acquisitions of Careem and Cornershop may not be successful and may negatively affect our operating results.
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
•political, social, and economic instability abroad, war, including the conflict between Russia and Ukraine, terrorist attacks and security concerns in general, and societal crime conditions that harm or disrupt the global economy and/or can directly impact platform users;

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
Any material decline in the business of these entities would adversely affect the value of our assets and our financial results. Furthermore, the value of these assets is based in part on the market valuations of these entities, and weakened financial markets have adversely affected, and may in the future adversely affect such valuations. To the extent these businesses are or become publicly traded companies, volatility or fluctuations in the stock price of such companies could adversely impact our financial results. These positions could expose us to risks, litigation, and unknown liabilities because, among other things, these companies have limited operating histories in evolving industries and may have less predictable operating results; to the extent these companies are privately owned, limited public information is available and we may not learn all the material information regarding these businesses; are domiciled and operate in countries with particular economic, tax, political, legal, safety, regulatory and public health risks, including the extent of the impact of the COVID-19 pandemic on their business; are domiciled or operate in countries that may become subject to economic sanctions or foreign investment restrictions; depend on the management talents and efforts of a small group of individuals, and, as a result, the death, disability, resignation, or termination of one or more of these individuals could have an adverse effect on the relevant company’s operations; and will likely require substantial additional capital to support their operations and expansion and to maintain their competitive positions. For example, in light of the conflict between Russia and Ukraine, members of our management team resigned from the board of our Yandex.Taxi joint venture, and we announced that we are actively looking for opportunities to accelerate the sale of our remaining holdings in the joint venture. The broader consequences of this conflict, which may include additional international sanctions, embargoes, regional instability, and geopolitical shifts, increased tensions between the United States and countries in which we operate, and the extent of the conflict’s effect on the global economy, cannot be predicted. Any of these risks could materially affect the value of our assets, which could have an adverse effect on our business, financial condition, operating results, or the trading price of our common stock.
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
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. Challenges related to our historical culture and workplace practices and negative publicity we experience have in the past led to significant attrition and made it more difficult to attract high-quality employees. Our employees worked from home for almost two years in light of the COVID-19 pandemic, and although we recently implemented our “return to office” plan, which includes shifting to a hybrid model where employees have flexibility to work from home, a hybrid model may create challenges, including challenges maintaining our corporate culture, productivity and availability of key personnel and other employees necessary to conduct our business, increasing attrition or limiting our ability to attract employees if individuals prefer to continue working full time at home or in the office. Prolonged remote work, as well as COVID-19 more generally, introduced new dynamics into the households of many of our employees, including struggling with work-life balance and feelings of stress and social isolation, and we experienced higher levels of attrition. Future challenges related to our culture and workplace practices or additional negative publicity could lead to further attrition and difficulty attracting high-quality employees.
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
Factors such as inflation, increased fuel prices, and increased vehicle purchase, rental, or maintenance costs, including increased prices of new and used vehicle parts as a result of recent global supply chain challenges, and increased fuel prices as result of the conflict between Russia and Ukraine, have and may continue to increase the costs incurred by Drivers and carriers when providing services on our platform. Similarly, factors such as inflation, increased food costs, increased labor and employee benefit costs, increased rental costs, and increased energy costs may increase merchant operating costs, particularly in certain international markets, such as Egypt. Many of the factors affecting Driver, merchant, and carrier costs are beyond the control of these parties. In many cases, these increased costs may cause Drivers and carriers to spend less time providing services on our platform or to seek alternative sources of income. Likewise, these increased costs may cause merchants to pass costs on to consumers by increasing prices, which would likely cause order volume to decline, may cause merchants to cease operations altogether, or may cause carriers to pass costs on to shippers, which may cause shipments on our platform to decline. A decreased supply of Drivers, consumers, merchants, shippers, or carriers on our platform would decrease our network liquidity, which could harm our business and operating results.
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
Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. We have been subject to security and privacy incidents in the past and may be again in the future. For example, in May 2014, we experienced a data security incident in which an outside actor gained access to certain personal information belonging to Drivers through an access key written into code that an employee had unintentionally posted publicly on a code-sharing website used by software developers (the “2014 Breach”). In October and November of 2016, outside actors downloaded the personal data of approximately 57 million Drivers and consumers worldwide (the “2016 Breach”). The accessed data included the names, email addresses, mobile phone numbers, and drivers’ license numbers of approximately 600,000 Drivers, among other information. For further information on this incident, see the risk factors titled “—We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, state Attorney General (“AG”) offices, and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business” and “—We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative, and regulatory action, and negative press about our privacy and data protection practices,” below. As we expand our operations, we may also assume liabilities for breaches experienced by the companies we acquire. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform, as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents, or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. In addition, in July 2020, Drizly publicly disclosed that it had been subject to a data security incident that allowed access to certain personal information of customers on its platform, and in November 2021 Drizly obtained final court approval of a settlement in a resulting class action litigation. If Drizly becomes subject to additional liability or regulatory or court orders as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Drizly or we experience, we may face harm to our brand, business disruption, and significant liabilities.
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
We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms and mobile payment systems, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by platform users, employees, and job candidates. Cyberattacks that leverage computer malware, ransomware, viruses, spamming, and phishing have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Cyberthreats are constantly evolving and employing more sophisticated attack techniques. Our detection capabilities may not be sufficient to prevent or detect a sophisticated cyberattacker, such as a nation state using a zero day exploit or unknown malware. Breaches of our facilities, network, or data security could disrupt the security of our systems and platforms, impair our ability to protect data, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our reputation, business and operating results. In addition, our increase in hybrid and remote working arrangements may heighten the foregoing risks.
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
As of March 31, 2022, we had total outstanding indebtedness of $9.4 billion aggregate principal amount. In addition, up to approximately $234 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of March 31, 2022. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.

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
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. U.S. tax legislation enacted on December 22, 2017, and modified in 2020, the Tax Cuts and Jobs Act (“the Act”), has significantly changed the U.S. federal income taxation of U.S. corporations. The legislation and regulations promulgated in connection therewith remain unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and incremental implementing regulations by the U.S. Treasury and U.S. Internal Revenue Service (the “IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it remains unclear in some instances how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Furthermore, beginning on January 1, 2022, the Act eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize these expenses. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not repealed or modified, our financial condition, operating results, and cash flows may be adversely impacted by this legislation.
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
As of December 31, 2021, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $14.9 billion and $12.4 billion, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2018 will begin to expire in 2031, and the state net operating loss carryforward amounts of $10.2 billion will begin to expire in 2022. As of December 31, 2021, we also had foreign net operating loss carryforwards of $10.6 billion, of which $507 million will begin to expire in 2023. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-ownership change U.S. federal net operating loss carryforwards and other pre-ownership change U.S. federal tax attributes, such as research tax credits, to offset its post-ownership change income may be limited. Many U.S. states follow similar rules for restricting use of tax attributes after an ownership change. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards and other tax attributes to offset U.S. federal and state taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
As of March 31, 2022, our platform is available in approximately 10,500 cities across approximately 72 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
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
Additionally, effective January 1, 2021, the United Kingdom exited from the European Union (“EU”), an event commonly referred to as Brexit. The UK represented approximately 8.9% of our global Mobility Gross Bookings in the first quarter of 2022.
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
Competition authorities closely scrutinize us under U.S. and foreign antitrust and competition laws. An increasing number of governments are enforcing competition laws and are doing so with increased scrutiny, including governments in large markets such as the EU, the United States, Brazil, and India, particularly surrounding issues of pricing parity, price-fixing, and abuse of market power. Many of these jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. For example, complaints have been filed in several jurisdictions, including in the United States and India, alleging that our prices are too high (surge pricing) or too low (discounts or predatory pricing), or both. If one jurisdiction imposes or proposes to impose new requirements or restrictions on our business, other jurisdictions may follow. Further, any new requirements or restrictions, or proposed requirements or restrictions, could result in adverse publicity or fines, whether or not valid or subject to appeal.
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
We are the subject of DOJ criminal and civil inquiries and investigations, as well as civil enforcement inquiries and investigations by other government agencies, including state AG offices in the United States and other regulators abroad. Those inquiries and investigations cover a broad range of matters, including our business practices, such as fees, pricing, and related disclosures, data privacy and security incidents, as well as data deletion and document retention policies related to the 2016 Breach, which involved the breach of certain archived consumer data hosted on a cloud-based service that outside actors accessed and downloaded. We have in the past and may in the future, settle claims related to such matters. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the U.S. Federal Trade Commission (the “FTC”), which the FTC Commissioners approved in October 2018. In November and December 2018, UK, Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. The 2016 Breach has led to, and may continue to lead to, additional costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. As another example, the California Public Utilities Commission (the “CPUC”) issued a proposed $59 million fine against us for not producing certain information, including personal information related to incidents disclosed in our 2019 US Safety Report. We negotiated the total payment to $9.15 million ($150,000 as a fine and $9 million to fund safety initiatives), which was approved by the CPUC in December 2021. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business. In addition, in March 2022, Uber Technologies, Inc. and Uber BV were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2014 Breach and the 2016 Breach. These and any future privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biennial third-party assessments, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties for, amongst other activities, future failure to report security incidents. In November and December 2018, UK, Dutch and French supervisory authorities imposed fines totaling approximately $1.6 million. We have also entered into settlement agreements with numerous state enforcement agencies. For example, in January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In addition, in September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. In addition, in March 2022, Uber Technologies, Inc. and Uber BV were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. In addition, in July 2020, Drizly publicly disclosed that it had been subject to a data security incident that allowed access to certain personal information of customers on its platform, and in November 2021 Drizly obtained final court approval of a settlement in a resulting class action litigation. If Drizly becomes subject to additional liability or regulatory or court orders as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Drizly or we experience, we may face harm to our brand, business disruption, and significant liabilities. Our insurance programs may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
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
Sales, directly or indirectly, of a substantial number of shares of our common stock, or the public perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We may issue our shares of common stock or securities convertible or exchangeable into or exercisable for our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Such issuances, including the issuance of additional shares of our common stock upon exercise of such equity awards, could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		10-Q	001-38902	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.		10-Q	001-38902	3.2	August 5, 2021
10.1	RSU Conversion and Deferral Program for Directors.	X
10.2+	Amendment to the Google Maps Master Agreement - Platform Rides and Deliveries Solution Service Schedule, by and between the Registrant and Google LLC, dated February 9, 2022	X
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
+Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K
* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Uber Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBER TECHNOLOGIES, INC.

Date: May 5, 2022	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2022	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)