Form 10-Q
period 2022-06-30
Uber Technologies, Inc
filed 2022-08-04
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of August 2, 2022 was 1,979,918,174.

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
•our expectations regarding financial performance, including but not limited to revenue, potential profitability and the timing thereof, ability to generate positive Adjusted EBITDA or Free Cash Flow, expenses, and other results of operations;
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
•the impacts of contagious disease, such as COVID-19, or outbreaks of other viruses, disease or pandemics on our business, results of operations, financial position and cash flows;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2021	As of June 30, 2022
Assets
Cash and cash equivalents	$4,295	$4,397
Restricted cash and cash equivalents	631	526
Accounts receivable, net of allowance of $51 and $73, respectively	2,439	2,459
Prepaid expenses and other current assets	1,454	1,369
Total current assets	8,819	8,751
Restricted cash and cash equivalents	2,879	2,941
Investments	11,806	4,572
Equity method investments	800	521
Property and equipment, net	1,853	1,861
Operating lease right-of-use assets	1,388	1,481
Intangible assets, net	2,412	2,122
Goodwill	8,420	8,359
Other assets	397	406
Total assets	$38,774	$31,014
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$860	$810
Short-term insurance reserves	1,442	1,449
Operating lease liabilities, current	185	215
Accrued and other current liabilities	6,537	6,471
Total current liabilities	9,024	8,945
Long-term insurance reserves	2,546	2,865
Long-term debt, net of current portion	9,276	9,271
Operating lease liabilities, non-current	1,644	1,711
Other long-term liabilities	935	659
Total liabilities	23,425	23,451
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	204	194
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 1,949,316 and 1,976,225 shares issued and outstanding, respectively	—	—
Additional paid-in capital	38,608	39,523
Accumulated other comprehensive loss	(524)	(705)
Accumulated deficit	(23,626)	(32,157)
Total Uber Technologies, Inc. stockholders' equity	14,458	6,661
Non-redeemable non-controlling interests	687	708
Total equity	15,145	7,369
Total liabilities, redeemable non-controlling interests and equity	$38,774	$31,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	$3,929	$8,073	$6,832	$14,927
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	2,099	5,153	3,809	9,179
Operations and support	432	617	855	1,191
Sales and marketing	1,256	1,218	2,359	2,481
Research and development	488	704	1,003	1,291
General and administrative	616	851	1,080	1,483
Depreciation and amortization	226	243	438	497
Total costs and expenses	5,117	8,786	9,544	16,122
Loss from operations	(1,188)	(713)	(2,712)	(1,195)
Interest expense	(115)	(139)	(230)	(268)
Other income (expense), net	1,943	(1,704)	3,653	(7,261)
Income (loss) before income taxes and income (loss) from equity method investments	640	(2,556)	711	(8,724)
Provision for (benefit from) income taxes	(479)	77	(294)	(155)
Income (loss) from equity method investments	(7)	17	(15)	35
Net income (loss) including non-controlling interests	1,112	(2,616)	990	(8,534)
Less: net loss attributable to non-controlling interests, net of tax	(32)	(15)	(46)	(4)
Net income (loss) attributable to Uber Technologies, Inc.	$1,144	$(2,601)	$1,036	$(8,530)
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$0.61	$(1.32)	$0.56	$(4.36)
Diluted	$0.58	$(1.33)	$0.52	$(4.37)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,875,156	1,964,304	1,866,830	1,957,127
Diluted	1,955,975	1,968,882	1,949,750	1,960,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net income (loss) including non-controlling interests	$1,112	$(2,616)	$990	$(8,534)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	21	(200)	54	(181)
Change in unrealized gain on investments in available-for-sale securities	6	—	1,162	—
Other comprehensive income (loss), net of tax	27	(200)	1,216	(181)
Comprehensive income (loss) including non-controlling interests	1,139	(2,816)	2,206	(8,715)
Less: comprehensive loss attributable to non-controlling interests	(32)	(15)	(46)	(4)
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$1,171	$(2,801)	$2,252	$(8,711)
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

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2021	$204	1,949,316	$—	$38,608	$(524)	$(23,626)	$687	$15,145
Exercise of stock options	—	1,093	—	6	—	—	—	6
Stock-based compensation	—	—	—	369	—	—	—	369
Issuance of common stock for settlement of RSUs	—	9,569	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(316)	—	(11)	—	—	—	(11)
Issuance of common stock for settlement of contingent consideration liability	—	132	—	5	—	—	—	5
Foreign currency translation adjustment	—	—	—	—	19	—	—	19
Net income (loss)	1	—	—	—	—	(5,930)	10	(5,920)
Balance as of March 31, 2022	205	1,959,794	—	38,977	(505)	(29,556)	697	9,613
Exercise of stock options	—	1,376	—	5	—	—	—	5
Stock-based compensation	—	—	—	484	—	—	—	484
Issuance of common stock for settlement of RSUs	—	12,146	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	2,988	—	59	—	—	—	59
Shares withheld related to net share settlement	—	(79)	—	(2)	—	—	—	(2)
Foreign currency translation adjustment	(3)	—	—	—	(200)	—	—	(200)
Recognition of non-controlling interest upon capital investment	18	—	—	—	—	—	—	—
Net income (loss)	(26)	—	—	—	—	(2,601)	11	(2,590)
Balance as of June 30, 2022	$194	1,976,225	$—	$39,523	$(705)	$(32,157)	$708	$7,369
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2022
Cash flows from operating activities
Net income (loss) including non-controlling interests	$990	$(8,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	438	497
Bad debt expense	49	51
Stock-based compensation	553	829
Gain on business divestiture	(1,684)	—
Deferred income taxes	(367)	(267)
Loss (income) from equity method investments, net	15	(35)
Unrealized (gain) loss on debt and equity securities, net	(1,975)	7,247
Impairments of goodwill, long-lived assets and other assets	16	15
Impairment of equity method investment	—	182
Revaluation of MLU B.V. call option	—	(170)
Unrealized foreign currency transactions	(2)	10
Other	62	(2)
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(149)	(129)
Prepaid expenses and other assets	(9)	58
Collateral held by insurer	136	—
Operating lease right-of-use assets	77	95
Accounts payable	185	(45)
Accrued insurance reserves	21	326
Accrued expenses and other liabilities	762	414
Operating lease liabilities	(70)	(88)
Net cash provided by (used in) operating activities	(952)	454
Cash flows from investing activities
Purchases of property and equipment	(128)	(119)
Purchases of marketable securities	(526)	—
Purchases of non-marketable equity securities	(857)	(14)
Purchase of notes receivable	(218)	—
Proceeds from maturities and sales of marketable securities	1,143	—
Proceeds from sale of non-marketable equity securities	500	—
Acquisition of businesses, net of cash acquired	(80)	(59)
Other investing activities	17	3
Net cash used in investing activities	(149)	(189)
Cash flows from financing activities
Principal repayment on Careem Notes	(194)	—
Principal payments on finance leases	(108)	(108)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	67	59
Other financing activities	45	(59)
Net cash used in financing activities	(190)	(108)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	5	(98)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	(1,286)	59
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	7,391	7,805
Reclassification from assets held for sale during the period	349	—
End of period	$6,454	$7,864

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$4,443	$4,397
Restricted cash and cash equivalents-current	324	526
Restricted cash and cash equivalents-non-current	1,687	2,941
Total cash and cash equivalents, and restricted cash and cash equivalents	$6,454	$7,864

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$216	$253
Income taxes, net of refunds	51	105
Non-cash investing and financing activities:
Finance lease obligations	83	81
Right-of-use assets obtained in exchange for lease obligations	59	245
Ownership interest received in exchange for divestiture	1,018	—
Conversion of convertible notes to common stock	232	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber,” “we,” “our,” or “us”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. Uber is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. Uber develops and operates proprietary technology applications supporting a variety of offerings on its platform (“platform(s)” or “Platform(s)”). Uber connects consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, and connects Riders and other consumers (“Eaters”) with restaurants, grocers and other stores (collectively, “Merchants”) with delivery service providers (“Couriers”) for meal preparation, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Couriers are collectively referred to as “Driver(s).” Uber also connects consumers with public transportation networks. Uber uses this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry by providing carriers with the ability to book a shipment, transportation management and other logistics services. Uber is also developing technologies that will provide new solutions to everyday problems.
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
Use of Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. Additionally, we considered the impacts of the coronavirus pandemic (“COVID-19”) on the assumptions and inputs (including market data) supporting certain of these estimates, assumptions and judgments. On an ongoing basis, management evaluates estimates, including, but not limited to: fair values of investments and other financial instruments (including the measurement of credit or impairment losses); useful lives of amortizable long-lived assets; fair value of acquired intangible assets and related impairment assessments; impairment of goodwill; stock-based compensation; income taxes and non-income tax reserves; certain deferred tax assets and tax liabilities; insurance reserves; and other contingent liabilities. These estimates are inherently subject to judgment and actual results could differ from those estimates.

Certain Significant Risks and Uncertainties - COVID-19
COVID-19 restrictions have had an adverse impact on our business and operations by reducing, in particular, the global demand for Mobility offerings. It is not possible to predict COVID-19’s cumulative and ultimate impact on our future business operations, results of operations, financial position, liquidity, and cash flows. The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including: outbreaks or variants of the virus, both globally and within the United States; the administration, adoption and efficacy of vaccines globally; the impact on capital, foreign currencies exchange and financial markets; governmental or regulatory orders that impact our business; and whether the impacts may result in permanent changes to our end-users’ behavior, all of which are highly uncertain and cannot be predicted.
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
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. Early adoption is permitted. This accounting standard update is not expected to have a material impact on our consolidated financial statements as the amendments align with our existing policy.
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Mobility revenue (1)	$1,618	$3,553	$2,471	$6,071
Delivery revenue (1)	1,963	2,688	3,704	5,200
Freight revenue	348	1,832	649	3,656
All Other revenue	—	—	8	—
Total revenue	$3,929	$8,073	$6,832	$14,927
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
United States and Canada ("US&CAN")	$1,984	$4,936	$3,833	$9,498
Latin America ("LatAm")	307	481	609	913
Europe, Middle East and Africa ("EMEA")	929	1,846	1,154	2,973
Asia Pacific ("APAC")	709	810	1,236	1,543
Total revenue	$3,929	$8,073	$6,832	$14,927

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
Additionally, in certain markets where we are responsible for delivery services, delivery fees charged to end-users are also included in revenue, while payments to Couriers in exchange for delivery services are recognized in cost of revenue. In these markets, we recognized revenue from end-users of $174 million and $262 million for the three and six months ended June 30, 2021, respectively, and revenue from end-users of $344 million and $585 million for the three and six months ended June 30, 2022, respectively. We also recognized cost of revenue for these delivery transactions, exclusive of depreciation and amortization of $536 million and $889 million for the three and six months ended June 30, 2021, respectively, and cost of revenue of $940 million and $1.7 billion for the three and six months ended June 30, 2022, respectively.
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
Contract Balances and Remaining Performance Obligation
Contract liabilities represent consideration collected prior to satisfying our performance obligations. As of June 30, 2022, we had $150 million of contract liabilities included in accrued and other current liabilities as well as other long-term liabilities on the condensed consolidated balance sheet. Revenue recognized from these contracts during the three and six months ended June 30, 2021 and 2022 was not material.
Our remaining performance obligation for contracts with an original expected length of greater than one year is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of June 30, 2022	$33	$115	$148
Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2021	June 30, 2022
Non-marketable equity securities:
Didi	$—	$1,669
Other (1)	315	298
Marketable equity securities:
Didi	2,838	—
Grab	3,821	1,356
Aurora	3,388	575
Other	1,312	548
Note receivable from a related party (1)	132	126
Investments	$11,806	$4,572
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

	As of December 31, 2021				As of June 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Non-marketable equity securities	$—	$—	$32	$32	$—	$—	$12	$12
Marketable equity securities	11,359	—	—	11,359	2,479	—	—	2,479
Note receivable from a related party	—	—	132	132	—	—	126	126
Total financial assets	$11,359	$—	$164	$11,523	$2,479	$—	$138	$2,617
Financial Liabilities
MLU B.V. Call Option (1)	$—	$—	$193	$193	$—	$—	$23	$23
Total financial liabilities	$—	$—	$193	$193	$—	$—	$23	$23
(1) For further information, see Note 4 – Equity Method Investments.
As of June 30, 2022, our Didi investment, which was previously classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis, has been classified as a non-marketable equity security and is measured at fair value on a non-recurring basis with a readily available price based on significant other observable inputs (Level 2). For further information, see the section titled “Didi Investment” below.
During the six months ended June 30, 2022, we did not make any other transfers between the levels of the fair value hierarchy.
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
As of December 31, 2021 and June 30, 2022, our Level 3 non-marketable equity securities and note receivable from a related party primarily consist of common stock investments, preferred stock investments and convertible secured notes that may be converted into common or preferred stock in privately held companies without readily determinable fair values.
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
Financial Assets and Liabilities Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2022, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Equity Securities	Note Receivables	MLU B.V. Call Option
Balance as of December 31, 2021	$32	$132	$193
Change in fair value
Included in earnings	(20)	(6)	(170)
Balance as of June 30, 2022	$12	$126	$23
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
Didi Investment
In the second quarter of 2022, Didi completed their delisting from the New York Stock Exchange (“NYSE Delisting”). We concluded the ordinary shares held by us did not have a readily determinable fair value and should be accounted for under the measurement alternative method. As of June 30, 2022, Didi American Depositary Shares (“ADS”) continue to be traded in the over-the-counter (“OTC”) market. We determined that the Didi ADS were similar to the ordinary shares held prior to the NYSE Delisting. We then measured the investment to fair value based on the closing share price of the ADS on the OTC market on June 30, 2022 as an observable transaction for similar securities. As a result, we recognized an unrealized gain of $259 million in other income (expense), net in our condensed consolidated statement of operations during the three months ended June 30, 2022.
We did not record any other material unrealized or realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three and six months ended June 30, 2021 and 2022.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2021	June 30, 2022
Initial cost basis	$279	$1,692
Upward adjustments	4	263
Downward adjustments (including impairment)	—	—
Total carrying value at the end of the period	$283	$1,955

Note 4 – Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of
	December 31, 2021	June 30, 2022
MLU B.V.	$751	$471
Mission Bay 3 & 4	38	34
Other	11	16
Total equity method investments	$800	$521
MLU B.V. Investment
We review for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable. During the first quarter of 2022, we determined that our investment in MLU B.V. was other-than-temporarily impaired, and recorded an impairment charge of $182 million in other income (expense), net in the condensed consolidated statement of operations. The impairment was primarily due to consensus projections of a protracted recession of the Russian economy as a result of Russia's invasion of Ukraine. To determine the fair value of our investment in MLU B.V., we utilized a market approach referencing revenue multiples from publicly traded peer companies.
MLU B.V. Basis Difference
Included in the carrying value of MLU B.V. is the basis difference, net of amortization, between the original cost of the investment and our proportionate share of the net assets of MLU B.V. The carrying value of the equity method investment is primarily adjusted for our share in the income or losses of MLU B.V. on a one-quarter lag basis and amortization of basis differences. Equity method goodwill and intangible assets, net of accumulated amortization are also adjusted for currency translation adjustments representing fluctuations between the functional currency of the investee, the Ruble and the U.S. Dollar. The Ruble appreciated against the U.S. dollar by approximately 64% between March 31, 2022 and June 30, 2022. The movement in exchange rates will be reflected in the carrying value of the investment with a corresponding adjustment to other comprehensive income (loss) in our condensed consolidated financial statements at September 30, 2022, as we record our share of MLU B.V.’s earnings and reflect our share of MLU B.V.'s net assets on a one-quarter lag basis.
The table below provides the composition of the basis difference (in millions):

As of June 30, 2022
Equity method goodwill	$320
Intangible assets, net of accumulated amortization	43
Deferred tax liabilities	(11)
Cumulative currency translation adjustments	(141)
Basis difference	$211
We amortize the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible assets is approximately 3.0 years as of June 30, 2022. Equity method goodwill is not amortized.
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
As of June 30, 2022, the fair value of the MLU B.V. Call Option is $23 million, including the recognition of a $181 million gain for the fair value change during the three months ended March 31, 2022. To determine the fair value of the MLU B.V. Call Option as of March 31, 2022, we used a lattice model which simulated multiple scenarios of the exercise behaviors and the corresponding strike prices over the term of the call option. Key inputs to the lattice model were: the underlying business value, which decreased significantly due to the conflict between Russia and Ukraine; option term of 1.4 years; volatility of 65%; risk-free interest rates; and strike price (Level 3). We recognized an immaterial loss for the fair value change during the three months ended June 30, 2022.
Note 5 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2022 (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2021	$2,581	$4,401	$1,438	$8,420
Acquisitions	64	—	—	64
Measurement period adjustment	—	—	3	3
Reclass to Assets held for sale	(16)	—	—	(16)
Foreign currency translation adjustment	(111)	(1)	—	(112)
Balance as of June 30, 2022	$2,518	$4,400	$1,441	$8,359
Intangible Assets
The components of intangible assets, net as of December 31, 2021 and June 30, 2022 were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2021
Consumer, Merchant and other relationships	$1,868	$(294)	$1,574	9
Developed technology	922	(269)	653	5
Trade names and trademarks	222	(47)	175	6
Patents	15	(7)	8	7
Other	5	(3)	2	0
Intangible assets	$3,032	$(620)	$2,412

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
June 30, 2022
Consumer, Merchant and other relationships	$1,840	$(419)	$1,421	9
Developed technology	919	(389)	530	5
Trade names and trademarks	221	(64)	157	6
Patents	15	(8)	7	6
Other	10	(3)	7	0
Intangible assets	$3,005	$(883)	$2,122
Amortization expense for intangible assets subject to amortization was $104 million and $139 million for the three months ended June 30, 2021 and 2022, respectively. Amortization expense for intangible assets subject to amortization was $196 million and $283 million for the six months ended June 30, 2021 and 2022, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2022 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2022	$240
2023	359
2024	303
2025	264
2026	202
Thereafter	747
Total	$2,115
Note 6 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2021	June 30, 2022	Effective Interest Rates	Maturities
2025 Refinanced Term Loan	$1,448	$1,440	3.8%	April 4, 2025
2027 Refinanced Term Loan	1,090	1,084	3.8%	February 25, 2027
2025 Senior Note	1,000	1,000	7.7%	May 15, 2025
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	1,500	1,500	4.7%	August 15, 2029
2025 Convertible Notes	1,150	1,150	0.2%	December 15, 2025
Total debt	9,388	9,374
Less: unamortized discount and issuance costs	(85)	(76)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$9,276	$9,271
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
The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan are guaranteed by certain of our material domestic restricted subsidiaries. The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of June 30, 2022. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair values of our 2025 Refinanced Term Loan and 2027 Refinanced Term Loan were $1.4 billion and $1.1 billion, respectively, as of June 30, 2022 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
As of June 30, 2022, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
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
The fair value of our 2025 Convertible Notes was $924 million as of June 30, 2022 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
The 2025, 2026, 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of June 30, 2022.
The following table presents the fair values of our Senior Notes as of June 30, 2022, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of June 30, 2022
2025 Senior Note	$995
2026 Senior Note	1,496
2027 Senior Note	1,172
2028 Senior Note	464
2029 Senior Note	1,231
Total	$5,358
The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long-term debt, for the three and six months ended June 30, 2021 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Contractual interest coupon	$109	$124	$220	$257
Amortization of debt discount and issuance costs	3	4	10	8
Total interest expense from long-term debt	$112	$128	$230	$265
Revolving Credit Arrangements
We have a revolving credit agreement initially entered in 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). On April 4, 2022, we entered into an amendment to our Revolving Credit Facility to, among other things, (i) provide for approximately $2.2 billion of revolving credit commitments, (ii) extend the maturity date for the commitments and loans from June 13, 2023 to April 4, 2027, (iii) reduce the minimum liquidity covenant from $1.5 billion to $1.0 billion, (iv) replace the London Interbank Offered Rate (“LIBOR”) based interest rate with a Secured Overnight Financing Rate (“SOFR”) based interest rate, and (v) make certain other changes to the negative covenants under the amended revolving credit agreement. The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of June 30, 2022, there was no balance outstanding on the Revolving Credit Facility.
Letters of Credit
As of December 31, 2021 and June 30, 2022, we had letters of credit outstanding of $749 million and $722 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $247 million and $213 million, respectively.

Note 7 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2021	June 30, 2022
Prepaid expenses	$459	$250
Other receivables	553	615
Other	442	504
Prepaid expenses and other current assets	$1,454	$1,369
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2021	June 30, 2022
Accrued legal, regulatory and non-income taxes	$2,187	$2,230
Accrued Drivers and Merchants liability	1,187	1,279
Income and other tax liabilities	376	427
Commitment to issue unsecured convertible notes in connection with Careem acquisition	238	235
Other	2,549	2,300
Accrued and other current liabilities	$6,537	$6,471
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2021	June 30, 2022
Deferred tax liabilities	$365	$103
Other	570	556
Other long-term liabilities	$935	$659
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2020	$(581)	$46	$(535)
Other comprehensive income (loss) before reclassifications (1)	54	1,162	1,216
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	54	1,162	1,216
Balance as of June 30, 2021	$(527)	$1,208	$681
(1) During the six months ended June 30, 2021, unrealized gains on available-for-sale securities, net of tax relates to pre-tax unrealized gains of $1.3 billion for the change in fair value of our investment in Grab. To determine the fair value of our investment in Grab as of June 30, 2021, we utilized a hybrid approach, incorporating a CSE method along with an OPM. The CSE method assumes an if-converted scenario (for example an initial public offering (“IPO”) or a special purpose acquisition company transaction), where the OPM approach allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2021	$(524)	$—	$(524)
Other comprehensive income (loss) before reclassifications	(181)	—	(181)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(181)	—	(181)
Balance as of June 30, 2022	$(705)	$—	$(705)
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Interest income	$13	$17	$18	$28
Foreign currency exchange gains (losses), net	—	(38)	(25)	(28)
Gain on business divestiture (1)	—	—	1,684	—
Unrealized gain (loss) on debt and equity securities, net (2)	1,912	(1,677)	1,975	(7,247)
Impairment of equity method investment (3)	—	—	—	(182)
Revaluation of MLU B.V. call option (4)	—	(11)	—	170
Other, net	18	5	1	(2)
Other income (expense), net	$1,943	$(1,704)	$3,653	$(7,261)
(1) During the six months ended June 30, 2021, gain on business divestiture primarily represents a $1.6 billion gain on the sale of Apparate USA LLC (“Apparate” or the “ATG Business”) to Aurora Innovation, Inc. (“Aurora”) in January 2021. Refer to Note 15 – Divestiture for further information.
(2) During the three and six months ended June 30, 2021, unrealized gain (loss) on debt and equity securities, net primarily represents a $1.4 billion gain on our Didi investment and a $471 million gain on our Aurora Investments in the second quarter of 2021.
During the three and six months ended June 30, 2022, unrealized gain (loss) on debt and equity securities, net primarily represents a $1.1 billion and $2.8 billion loss, respectively, on our Aurora Investments, a $520 million and $2.5 billion loss, respectively, on our Grab investment, a $245 million and $707 million loss, respectively, on our Zomato investment, and a $1.4 billion loss on our Didi investment in the first quarter of 2022, partially offset by a $259 million gain on our Didi investment in the second quarter of 2022.
(3) During the six months ended June 30, 2022, impairment of equity method investment represents a $182 million impairment loss recorded on our MLU B.V. equity method investment. Refer to Note 4 – Equity Method Investments for further information.
(4) During the six months ended June 30, 2022, revaluation of MLU B.V. call option represents a $170 million net gain for the change in fair value of the call option granted to Yandex (“MLU B.V. Call Option”). Refer to Note 4 – Equity Method Investments for further information.

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
Stock Option and SAR Activity
A summary of stock option and SAR activity for the six months ended June 30, 2022 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2021	157	24,253	$11.84	4.35	$735
Granted	6	421	$33.89
Exercised	(3)	(2,383)	$4.16
Canceled and forfeited	(1)	(161)	$13.59
As of June 30, 2022	159	22,130	$13.07	3.94	$249
Vested and expected to vest as of June 30, 2022	148	16,035	$8.77	3.29	$219
Exercisable as of June 30, 2022	148	16,035	$8.77	3.29	$219
RSU Activity
The following table summarizes the activity related to our RSUs for the six months ended June 30, 2022 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2021	71,461	$41.91
Granted	71,960	$32.24
Vested	(21,855)	$38.55
Canceled and forfeited	(9,929)	$38.85
Unvested and outstanding as of June 30, 2022	111,637	$36.58
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Operations and support	$38	$40	$65	$73
Sales and marketing	19	28	42	50
Research and development	149	277	282	473
General and administrative	66	125	164	233
Total	$272	$470	$553	$829
As of June 30, 2022, there was $4.1 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.79 years.

The tax benefits recognized in the condensed consolidated statement of operations for stock-based compensation arrangements were not material during the three and six months ended June 30, 2021 and 2022, respectively.
Note 9 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $(479) million and $(294) million for the three and six months ended June 30, 2021, respectively, and $77 million and $(155) million for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, the income tax benefit was primarily driven by the deferred China and U.S. tax impact related to our investment in Didi, the deferred tax impact related to our investment in Aurora, and to a lesser extent, by the benefit from our U.S. losses and current tax on our foreign earnings. During the three months ended June 30, 2022, the income tax expense was primarily driven by the current tax on our foreign earnings, offset by the deferred U.S. tax impact related to our investments in Aurora, Zomato, and Grab. During the six months ended June 30, 2022, the income tax benefit was primarily driven by the deferred U.S. tax impact related to our investments in Aurora, Grab, Didi, and Zomato, offset by current tax on our foreign earnings. The primary differences between the effective tax rate and the federal statutory tax rate are due to the deferred U.S. taxes related to our investments in Aurora, Grab, Didi and Zomato, the valuation allowance on our U.S. and Netherlands' deferred tax assets, and foreign tax rate differences.
During the six months ended June 30, 2022, the amount of gross unrecognized tax benefits increased by $77 million, none of which would impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
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
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits, and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through June 30, 2022. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Basic net income (loss) per share:
Numerator
Net income (loss) including non-controlling interests	$1,112	$(2,616)	$990	$(8,534)
Net loss attributable to non-controlling interests, net of tax	(32)	(15)	(46)	(4)
Net income (loss) attributable to common stockholders	$1,144	$(2,601)	$1,036	$(8,530)
Denominator
Basic weighted-average common stock outstanding	1,875,156	1,964,304	1,866,830	1,957,127
Basic net income (loss) per share attributable to common stockholders (1)	$0.61	$(1.32)	$0.56	$(4.36)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$1,144	$(2,601)	$1,036	$(8,530)
Net loss attributable to Freight Holding convertible common shares non-controlling interest, net of tax	(10)	(12)	(18)	(39)
Cumulative dividends to Freight Holding convertible preferred shares non-controlling interest, net of tax	3	—	—	—
Interest expense, amortization of debt discount and issuance costs of 2025 Convertible Notes and Careem Notes	3	—	5	—
Diluted net income (loss) attributable to common stockholders	$1,140	$(2,613)	$1,023	$(8,569)
Denominator
Number of shares used in basic net income (loss) per share computation	1,875,156	1,964,304	1,866,830	1,957,127
Weighted-average effect of potentially dilutive securities:
Stock options	17,785	—	18,808	—
RSUs	31,485	—	36,651	—
Warrants	87	—	88	—
Common shares issued for ESPP	160	—	192	—
Assumed incremental shares to settle forward obligation for Freight Holding Series A unit holders	1,900	—	2,281	—
Assumed redemption of Freight Holding convertible common shares, non-controlling interest	1,268	4,578	1,306	3,744
Assumed redemption of Freight Holding preferred shares, non-controlling interest	6,891	—	—	—
2025 Convertible Notes	14,226	—	14,226	—
Careem Notes	7,017	—	9,368	—
Diluted weighted-average common stock outstanding	1,955,975	1,968,882	1,949,750	1,960,871
Diluted net income (loss) per share attributable to common stockholders (1)	$0.58	$(1.33)	$0.52	$(4.37)
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Freight Holdings contingently redeemable preferred stock	—	17,674	7,743	17,674
Incremental shares to settle forward obligation	—	2,149	—	2,149
Convertible notes	—	18,503	—	18,503
RSUs	18,594	111,637	17,230	111,637
Stock options	249	22,130	15	22,130
Common stock subject to repurchase	—	3,380	—	3,380
Shares committed under ESPP	2,719	6,886	2,296	6,886
Warrants to purchase common stock	—	73	—	73
Total	21,562	182,432	27,284	182,432

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

For information about how our reportable segments derive revenue, as well as revenue grouped by offerings and geographical region, refer to Note 2 – Revenue.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Segment adjusted EBITDA:
Mobility	$179	$771	$477	$1,389
Delivery	(161)	99	(361)	129
Freight	(41)	5	(70)	7
All Other	—	—	(11)	—
Total segment adjusted EBITDA	(23)	875	35	1,525
Reconciling items:
Corporate G&A and Platform R&D (1), (2)	(486)	(511)	(903)	(993)
Depreciation and amortization	(226)	(243)	(438)	(497)
Stock-based compensation expense	(272)	(470)	(553)	(829)
Legal, tax, and regulatory reserve changes and settlements	(140)	(368)	(691)	(368)
Goodwill and asset impairments/loss on sale of assets	—	(4)	(57)	(17)
Acquisition, financing and divestitures related expenses	(26)	(6)	(62)	(20)
Accelerated lease costs related to cease-use of ROU assets	—	—	(2)	—
COVID-19 response initiatives	(15)	—	(41)	(1)
Loss on lease arrangements, net	—	—	—	(7)
Restructuring and related charges	—	—	—	(2)
Mass arbitration fees, net	—	14	—	14
Loss from operations	$(1,188)	$(713)	$(2,712)	$(1,195)
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

Note 12 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2021 and June 30, 2022, we had recorded aggregate liabilities of $2.2 billion, of which $1.3 billion relate to non-income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
Swiss Social Security Reclassification
Several Swiss administrative bodies have issued decisions in which they classify Drivers as employees of Uber Switzerland, Rasier Operations B.V. or of Uber B.V. for social security or labor purposes. We are challenging each of them before the Social Security and Administrative Tribunals.
In April 2021, a ruling was made that Uber Switzerland could not be held liable for social security contributions. The litigations with regards to Uber B.V. and Raiser Operations B.V. are still pending for years 2014 to 2019. In January 2022, the Social Security Tribunal of Zurich reclassified drivers who have used the App in 2014 as dependent workers of Uber BV and Rasier Operations BV from a social security standpoint, but this ruling has been appealed before the Federal Tribunal and has no impact on our current operations. On June 3, 2022, the Federal Tribunal issued two rulings by which both Drivers and Couriers in the canton of Geneva are classified as employees of Uber BV and Uber Switzerland GmbH.
Following this ruling, we received a request for information from the SVA Zürich that states that Couriers shall be considered employees for social security purposes since the launch of Uber Eats. The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2022.
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
On February 19, 2021, the Supreme Court of the UK upheld the tribunal ruling that the Drivers using the App in 2016 were workers for UK employment law purposes. Damages include back pay including holiday pay and minimum wage, which will be assessed and quantified at a future hearing.
On March 16, 2021, we announced that more than 70,000 Mobility drivers in the UK will be treated as workers, earning at least the National Living Wage when driving with Uber. They will also be paid for holiday time and all those eligible will be automatically enrolled into a pension plan. We have also completed a settlement process with drivers in the UK to proactively resolve historical claims relating to their classification under UK law. Our portal for drivers to register for a settlement of historical holiday pay and national minimum wage liabilities closed on July 22, 2021 and we have extended offers to all drivers eligible for settlement who are not already represented by an attorney and have made payments to the drivers who accepted our offers. Compensation hearings will take place for claimants who have not settled their historic claims, where the tribunal will assess our position on the correct approach to working time, expenses, and holiday pay.
On June 23, 2021, we received a compliance notice from the UK pension regulator to facilitate our auto-enrollment implementation. We have completed the enrollment of eligible drivers in the UK into a pension plan. While the ultimate resolution of these matters is uncertain, we have recorded an accrual for these matters within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2022.
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
State Unemployment Taxes

New Jersey Department of Labor
In 2018, the New Jersey Department of Labor (“NJDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2018. The NJDOL made an assessment on November 12, 2019, against both Rasier and Uber. Both assessments were calculated through November 15, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2018. The NJDOL has provided several assessments from February through October 2021. We have submitted payment for the principal revised amount of the assessment and have since reached agreement on the remaining amounts allegedly owed from 2014 through 2018.
The NJDOL has expressed its intention to audit later years. The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2022.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period.
In 2022, we have received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020.
The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of June 30, 2022.
Google v. Levandowski & Ron; Google v. Levandowski
On October 28, 2016, Google filed arbitration demands against each of Anthony Levandowski and Lior Ron, former employees of Google, alleging breach of their respective employment agreements with Google, fraud and other state law violations (due to soliciting Google employees and starting a new venture to compete with Google’s business in contravention of their respective employment agreements). Google sought damages, injunctive relief, and restitution. On March 26, 2019, following a hearing, the arbitration panel issued an interim award, finding against each of Google’s former employees and awarding $127 million against Anthony Levandowski and $1 million for which both Anthony Levandowski and Lior Ron are jointly and severally liable. In July 2019, Google submitted its request for interest, attorneys fees, and costs related to these claims. The Panel’s Final Award was issued on December 6, 2019. On February 7, 2020, Ron and Google entered into a settlement agreement and mutual release to satisfy the corrected final award in the amount of approximately $10 million. Uber paid Google on behalf of Ron pursuant to an indemnification obligation. In March 2020, Levandowski pleaded guilty to criminal trade secret charges and filed for bankruptcy. Levandowski claimed that Uber was obligated to indemnify him. Former President Trump pardoned Levandowski from the trade secret conviction. Uber filed a proof of claim in the bankruptcy court, and Levandowski additionally asserted a claim against Uber alleging that Uber failed to perform its obligations under an agreement with Otto Trucking, LLC. For these claims, Uber and Levandowski reached a confidential settlement, which was approved by the court from the bench on April 21, 2022, along with Levandowski’s bankruptcy plan. Taxing authorities have appealed the orders related to tax issues and plan confirmation but did not appeal the settlement approval. Uber is not a party to those appeals. The taxing authorities’ chances of success on the merits are still uncertain and any reasonably possible loss or range of loss is immaterial.
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
Other Legal and Regulatory Matters
We have been and continue to be subject to various government inquiries and investigations surrounding the legality of certain of our business practices, compliance with antitrust, Foreign Corrupt Practices Act and other global regulatory requirements, labor laws, securities laws, data protection and privacy laws, consumer protection laws, environmental laws, and the infringement of certain intellectual property rights. We have investigated and continue to investigate many of these matters and we are implementing a number of recommendations to our managerial, operational and compliance practices, as well as strengthening our overall governance structure. In many cases, we are unable to predict the outcomes and implications of these inquiries and investigations on our business which could be time consuming, costly to investigate and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact our business, reputation, financial condition and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
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
Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2021 and June 30, 2022 were $3.9 billion and $4.1 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2021 and June 30, 2022 were $1.0 billion and $1.3 billion, respectively.
Freight Holding
As of June 30, 2022, we own the majority of the issued and outstanding capital stock of Freight Holding and report a non-controlling interest as further described in Note 14 – Non-Controlling Interests.
Careem Qatar
The assets and operations in Careem Qatar had not been transferred to us as of June 30, 2022. Transfer of the assets and operations of Careem Qatar will be subject to a delayed closing pending timing of regulatory approval. We have rights to all residual interests in the Careem Qatar entity which is considered a variable interest. We are exposed to losses and residual returns of the Careem Qatar entity through the right to all of the proceeds from either the divestiture or the eventual legal transfer, upon regulatory approval, of the Careem Qatar entity.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amounts of both assets and liabilities recognized on the condensed consolidated balance sheets related to unconsolidated VIEs was $598 million as of December 31, 2021 and $587 million as of June 30, 2022 and represents our maximum exposure to loss associated with the unconsolidated VIEs.
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
Note 14 – Non-Controlling Interests
Freight Holding
As of December 31, 2021 and June 30, 2022, we owned 78% and 78%, respectively of the issued and outstanding capital stock of our subsidiary Freight Holding, or 75% and 77%, respectively on a fully-diluted basis if all common shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. The minority stockholders of Freight Holding include: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) employees who hold fully vested shares.
As of December 31, 2021, under the 2018 Freight Holding Equity Incentive Plan (the “2018 Freight Holding Plan”), a total of 99.8 million shares of Freight Holding were reserved, of which 85.0 million shares were available for grant and issuance.
2022 Freight Holding Plan
In May 2022, Freight Holding adopted the 2022 Freight Holding Equity Incentive Plan (the “2022 Freight Holding Plan”). The 2022 Freight Holding Plan serves as the successor to the 2018 Freight Holding Plan. Awards previously granted under the 2018 Freight Holding Plan remain outstanding and governed by the terms of the 2018 Freight Holding Plan.
As of June 30, 2022, a total of 85.0 million shares of Freight Holding were reserved, of which 67.4 million shares were available for grant and issuance under the 2022 Freight Holding Plan.
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

Six Months Ended June 30, 2021
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
Overview
We are a technology platform that uses a massive network, leading technology, operational excellence, and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform. We connect consumers with providers of ride services, merchants as well as delivery service providers for meal preparation, grocery and other delivery services. Uber also connects consumers with public transportation networks. We use this same network, technology, operational excellence, and product expertise to connect shippers with carriers in the freight industry by providing carriers with the ability to book a shipment, transportation management and other logistics services. We are also developing technologies that provide new solutions to everyday problems.
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
On March 16, 2021, we announced that more than 70,000 Mobility drivers in the UK will be treated as workers, earning at least the National Living Wage when driving with Uber. They will also be paid for holiday time and all those eligible will be automatically enrolled into a pension plan. We have also completed a settlement process with drivers in the UK to proactively resolve historical claims relating to their classification under UK law. Our portal for drivers to register for a settlement of historical holiday pay and national minimum wage liabilities closed on July 22, 2021 and we have extended offers to all drivers eligible for settlement who are not already represented by an attorney and have made payments to the drivers who accepted our offers. Compensation hearings will take place for claimants who have not settled their historic claims, where the tribunal will assess our position on the correct approach to working time, expenses, and holiday pay.
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
Financial and Operational Highlights

	Three Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	101	122	21%
Trips (2)	1,511	1,872	24%
Gross Bookings (2)	$21,900	$29,078	33%	36%
Revenue	$3,929	$8,073	105%	111%
Net income (loss) attributable to Uber Technologies, Inc. (3)	$1,144	$(2,601)	**
Mobility Adjusted EBITDA	$179	$771	**
Delivery Adjusted EBITDA	$(161)	$99	**
Adjusted EBITDA (1), (2)	$(509)	$364	**

	Six Months Ended June 30,
	2021	2022	% Change
Net cash provided by (used in) operating activities	$(952)	$454	**
Free cash flow (1)	$(1,080)	$335	**
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
(3) Net income (loss) attributable to Uber Technologies, Inc. included stock-based compensation expense of $272 million and $470 million in the second quarter of 2021 and 2022, respectively.
** Percentage not meaningful.
Highlights for the Second Quarter 2022
In the second quarter of 2022, our MAPCs were 122 million, growing 7 million, or 6%, quarter-over-quarter, and growing 21% compared to the same period in 2021.

Overall Gross Bookings increased to $29.1 billion in the second quarter of 2022, or 36% on a constant currency basis, compared to the same period in 2021. Mobility Gross Bookings grew 57% year-over-year, on a constant currency basis, primarily due to increases in Trip volumes as the business recovers from the impacts of the coronavirus pandemic (“COVID-19”). Freight Gross Bookings grew 428% year-over-year, on a constant currency basis, primarily attributable to the acquisition of Transplace in the fourth quarter of 2021. Delivery Gross Bookings grew 12% year-over-year, on a constant currency basis, primarily driven by growth in the US & Canada.
Revenue was $8.1 billion, up 105% year-over-year. Revenue growth outpaced Gross Bookings growth primarily due to a $1.5 billion increase in our Freight business due to the acquisition of Tupelo Parent, Inc. (“Transplace”) during the fourth quarter of 2021 and the net favorable impact to Mobility revenue of $983 million as a result of business model changes in the UK and an accrual made for the resolution of historical claims in the UK relating to the classification of drivers.
Net loss attributable to Uber Technologies, Inc. was $2.6 billion, which includes the unfavorable impact of a pre-tax unrealized loss on debt and equity securities, net of $1.7 billion primarily related to changes in the fair value of our marketable equity securities, including: a $1.1 billion unrealized loss on our Aurora investments; a $520 million unrealized loss on our Grab investment; and a $245 million unrealized loss on our Zomato investment. These unrealized losses were partially offset by a $259 million unrealized gain on our Didi investment. Net loss attributable to Uber Technologies, Inc. also includes $470 million of stock-based compensation expense.
Adjusted EBITDA was $364 million, up $873 million compared to the same period in 2021. Mobility Adjusted EBITDA profit was $771 million, up $592 million compared to the same period in 2021. Delivery Adjusted EBITDA profit was $99 million, up $260 million from an Adjusted EBITDA loss of $161 million in the same period in 2021.
We ended the quarter with $4.4 billion in unrestricted cash and cash equivalents.
Other Developments
COVID-19
COVID-19 had rapidly changed market and economic conditions globally, impacting Drivers, Merchants, consumers and business partners, as well as our business, results of operations, financial position, and cash flows. Various governmental restrictions, including the declaration of a federal National Emergency, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, restrictions on travel, limitations on social or public gatherings, and other measures have, and may continue to have, an adverse impact on our business and operations. For example, we temporarily suspended our shared rides offering globally, and recently re-launched our shared rides offering in certain regions, and continue to offer “leave at door” delivery options for Delivery offerings. We also responded to COVID-19 by launching new, or expanding existing, services or features on an expedited basis, particularly those related to delivery of food and other goods.
Furthermore, we have experienced, and may continue to experience, Driver supply constraints. For a discussion of the potential impacts of COVID-19 on our business, results of operations, financial position, and cash flows refer to Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

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
We expect research and development expenses to increase and vary from period to period as a percentage of revenue as we continue to invest in research and development activities relating to ongoing improvements to and maintenance of our platform offerings and other research and development programs, offset by a decrease in investments in our ATG and Other Technology Programs subsequent to the sale of our ATG Business in 2021.

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
Equity Method Investments
Equity method investments primarily includes the results of our share of income or loss from our Yandex.Taxi joint venture.

Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

Revenue	$3,929	$8,073	$6,832	$14,927
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	2,099	5,153	3,809	9,179
Operations and support	432	617	855	1,191
Sales and marketing	1,256	1,218	2,359	2,481
Research and development	488	704	1,003	1,291
General and administrative	616	851	1,080	1,483
Depreciation and amortization	226	243	438	497
Total costs and expenses	5,117	8,786	9,544	16,122
Loss from operations	(1,188)	(713)	(2,712)	(1,195)
Interest expense	(115)	(139)	(230)	(268)
Other income (expense), net	1,943	(1,704)	3,653	(7,261)
Income (loss) before income taxes and income (loss) from equity method investments	640	(2,556)	711	(8,724)
Provision for (benefit from) income taxes	(479)	77	(294)	(155)
Income (loss) from equity method investments	(7)	17	(15)	35
Net income (loss) including non-controlling interests	1,112	(2,616)	990	(8,534)
Less: net loss attributable to non-controlling interests, net of tax	(32)	(15)	(46)	(4)
Net income (loss) attributable to Uber Technologies, Inc.	$1,144	$(2,601)	$1,036	$(8,530)
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	53%	64%	56%	61%
Operations and support	11%	8%	13%	8%
Sales and marketing	32%	15%	35%	17%
Research and development	12%	9%	15%	9%
General and administrative	16%	11%	16%	10%
Depreciation and amortization	6%	3%	6%	3%
Total costs and expenses	130%	109%	140%	108%
Loss from operations	(30)%	(9)%	(40)%	(8)%
Interest expense	(3)%	(2)%	(3)%	(2)%
Other income (expense), net	49%	(21)%	53%	(49)%
Income (loss) before income taxes and income (loss) from equity method investments	16%	(32)%	10%	(58)%
Provision for (benefit from) income taxes	(12)%	1%	(4)%	(1)%
Income (loss) from equity method investments	—%	—%	—%	—%
Net income (loss) including non-controlling interests	28%	(32)%	14%	(57)%
Less: net loss attributable to non-controlling interests, net of tax	(1)%	—%	(1)%	—%
Net income (loss) attributable to Uber Technologies, Inc.	29%	(32)%	15%	(57)%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and six months ended June 30, 2022 compared to same period in 2021.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Revenue	$3,929	$8,073	105%	$6,832	$14,927	118%
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
Revenue increased $4.1 billion, or 105%, primarily attributable to an increase in Gross Bookings of 33%, or 36% on a constant currency basis. The increase in Gross Bookings was primarily driven by a $1.5 billion increase in Freight revenue resulting primarily from the acquisition of Transplace in the fourth quarter of 2021 and increases in Mobility Trip volumes as the business recovers from the impacts of COVID-19. Additionally, during the second quarter of 2022, we saw a $983 million net increase in Mobility revenue as a result of business model changes in the UK and an accrual made for the resolution of historical claims in the UK relating to the classification of drivers. We also saw a $284 million increase in Delivery revenue resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Revenue increased $8.1 billion, or 118%, primarily attributable to an increase in Gross Bookings of 34%, or 37% on a constant currency basis. The increase in Gross Bookings was primarily driven by a $3.0 billion increase in Freight revenue resulting primarily from the acquisition of Transplace in the fourth quarter of 2021 and increases in Mobility Trip volumes as the business recovers from the impacts of COVID-19. Additionally, during the first half of 2022, we saw a $1.2 billion net increase in Mobility revenue as a result of business model changes in the UK. Revenue in the first half of 2021 included the unfavorable impact of a $600 million accrual for the resolution of historical claims in the UK relating to the classification of drivers. We also saw a $587 million increase in Delivery revenue resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided.

Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Cost of revenue, exclusive of depreciation and amortization	$2,099	$5,153	145%	$3,809	$9,179	141%
Percentage of revenue	53%	64%		56%	61%
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
Cost of revenue, exclusive of depreciation and amortization, increased $3.1 billion, or 145%, mainly due to a $1.3 billion increase in Freight carrier payments and incentives resulting from the acquisition of Transplace in the fourth quarter of 2021, a $835 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of business model changes in the UK, a $411 million increase in insurance expense primarily due to an increase in miles driven in our Mobility business, and a $364 million increase in Courier payments and incentives that are recorded in cost of revenue for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Cost of revenue, exclusive of depreciation and amortization, increased $5.4 billion, or 141%, mainly due to a $2.7 billion increase in Freight carrier payments and incentives resulting from the acquisition of Transplace in the fourth quarter of 2021, a $1.0 billion increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of business model changes in the UK, a $724 million increase in insurance expense primarily due to an increase in miles driven in our Mobility business, and a $720 million increase in Courier payments and incentives that are recorded in cost of revenue for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Operations and support	$432	$617	43%	$855	$1,191	39%
Percentage of revenue	11%	8%		13%	8%
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
Operations and support expenses increased $185 million, or 43%, primarily attributable to a $90 million increase in employee headcount costs, $42 million increase in external contractor expenses and a $26 million increase in driver background check costs.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Operations and support expenses increased $336 million, or 39%, primarily attributable to a $177 million increase in employee headcount costs, $76 million increase in external contractor expenses and a $53 million increase in driver background check costs.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Sales and marketing	$1,256	$1,218	(3)%	$2,359	$2,481	5%
Percentage of revenue	32%	15%		35%	17%
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
Sales and marketing expenses decreased $38 million, or 3%, primarily attributable to a decrease in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $74 million to $553 million compared to $627 million in the same period in 2021 and a $22 million decrease in consumer advertising expenses, partially offset by a $46 million increase in employee headcount costs.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Sales and marketing expenses increased $122 million, or 5%, primarily attributable to a $68 million increase in employee headcount costs as well as a $50 million increase in consumer advertising expenses, partially offset by a decrease in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $10 million to $1.2 billion compared to $1.2 billion in the same period in 2021.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Research and development	$488	$704	44%	$1,003	$1,291	29%
Percentage of revenue	12%	9%		15%	9%
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
Research and development expenses increased $216 million, or 44%, primarily attributable to a $128 million increase in stock-based compensation and a $90 million increase in employee headcount costs.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Research and development expenses increased $288 million, or 29%, primarily attributable to a $191 million increase in stock-based compensation and a $145 million increase in employee headcount costs.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

General and administrative	$616	$851	38%	$1,080	$1,483	37%
Percentage of revenue	16%	11%		16%	10%
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
General and administrative expenses increased $235 million, or 38%, primarily attributable to a $206 million increase in legal, tax, and regulatory reserve changes and settlements, and a $91 million increase in employee headcount costs.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
General and administrative expenses increased $403 million, or 37%, primarily attributable to a $255 million increase in legal, tax, and regulatory reserve changes and settlements, and a $144 million increase in employee headcount costs.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Depreciation and amortization	$226	$243	8%	$438	$497	13%
Percentage of revenue	6%	3%		6%	3%
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
Depreciation and amortization expenses increased by an immaterial amount.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Depreciation and amortization expenses increased $59 million, or 13%, primarily attributable to $87 million in additional amortization expenses primarily related to Transplace and Drizly intangible assets, partially offset by a $29 million decrease in depreciation primarily due to fixed assets that fully depreciated in 2021.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Interest expense	$(115)	$(139)	21%	$(230)	$(268)	17%
Percentage of revenue	(3)%	(2)%		(3)%	(2)%
Three and Six Months Ended June 30, 2022 Compared with the Same Periods in 2021
Interest expense increased by an immaterial amount.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Interest income	$13	$17	31%	$18	$28	56%
Foreign currency exchange gains (losses), net	—	(38)	**	(25)	(28)	(12)%
Gain on business divestiture	—	—	**	1,684	—	**
Unrealized gain (loss) on debt and equity securities, net	1,912	(1,677)	**	1,975	(7,247)	**
Impairment of equity method investment	—	—	**	—	(182)	**
Revaluation of MLU B.V. call option	—	(11)	**	—	170	**
Other, net	18	5	(72)%	1	(2)	**
Other income (expense), net	$1,943	$(1,704)	**	$3,653	$(7,261)	**
Percentage of revenue	49%	(21)%		53%	(49)%
** Percentage not meaningful.
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
Unrealized gain (loss) on debt and equity securities, net decreased by $3.6 billion primarily due to changes in the fair value of our equity securities, including $1.1 billion loss on our Aurora Investments, a $520 million loss on our Grab investment, a $245 million loss on our Zomato investment, partially offset by a $259 million gain on our Didi investment during the second quarter of 2022. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Gain on business divestiture decreased $1.7 billion primarily due to a $1.6 billion gain on the sale of our ATG Business to Aurora recognized in the first quarter of 2021. For additional information, refer to Note 15 – Divestiture in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Unrealized gain (loss) on debt and equity securities, net decreased by $9.2 billion primarily due to changes in the fair value of our equity securities, including $2.8 billion loss on our Aurora Investments, a $2.5 billion loss on our Grab investment, a $707 million loss on our Zomato investment, and a $1.2 billion net loss on our Didi investment during the six months ended June 30, 2022. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Impairment of equity method investment represents a $182 million impairment loss recorded on our MLU B.V. equity method investment. For additional information, refer to Note 4 – Equity Method Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Revaluation of MLU B.V. call option represents a $170 million net gain for the change in fair value of the call option granted to Yandex (“MLU B.V. Call Option”). For additional information, refer to Note 4 – Equity Method Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Provision for (benefit from) income taxes	$(479)	$77	**	$(294)	$(155)	(47)%
Effective tax rate	(75)%	(3)%		(41)%	2%
** Percentage not meaningful.
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
Income tax benefit decreased by $556 million, primarily driven by the deferred China and U.S. tax impact related to our investment in Didi and the current tax on our foreign earnings, offset by the deferred U.S. tax impact related to our investments in Aurora, Zomato, and Grab.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Income tax benefit decreased by $139 million, primarily driven by the deferred China and U.S. tax impact related to our investment in Didi and the current tax on our foreign earnings, offset by the deferred U.S. tax impact related to our investments in Aurora, Grab, and Zomato.
Income (loss) from Equity Method Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Income (loss) from equity method investments	$(7)	$17	**	$(15)	$35	**
Percentage of revenue	—%	—%		—%	—%
** Percentage not meaningful.
Three and Six Months Ended June 30, 2022 Compared with the Same Periods in 2021
Income (loss) from equity method investments increased by an immaterial amount.

Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery, and Freight. For additional information about our segments, see Note 11 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Mobility	$1,618	$3,553	120%	$2,471	$6,071	146%
Delivery	1,963	2,688	37%	3,704	5,200	40%
Freight	348	1,832	**	649	3,656	**
All Other	—	—	**	8	—	**
Total revenue	$3,929	$8,073	105%	$6,832	$14,927	118%
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Mobility	$179	$771	**	$477	$1,389	191%
Delivery	(161)	99	**	(361)	129	**
Freight	(41)	5	**	(70)	7	**
All Other	—	—	**	(11)	—	**
Corporate G&A and Platform R&D (1), (2)	(486)	(511)	(5)%	(903)	(993)	(10)%
Adjusted EBITDA (3)	$(509)	$364	**	$(868)	$532	**
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
** Percentage not meaningful.
Mobility Segment
For the three months ended June 30, 2022 compared to the same period in 2021, Mobility revenue increased $1.9 billion, or 120%, and Mobility adjusted EBITDA profit increased $592 million, or 331%.
Mobility revenue increased primarily attributable to a $983 million net benefit from business model changes in the UK and an accrual made for the resolution of historical claims in the UK relating to the classification of drivers as well as an increase in Mobility Gross Bookings due to increases in Trip volumes as the business recovers from the impacts of COVID-19.
Mobility adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue, partially offset by a $371 million increase in insurance expense as a result of an increase in miles driven and a $79 million increase in credit card processing costs.

For the six months ended June 30, 2022 compared to the same period in 2021, Mobility revenue increased $3.6 billion, or 146%, and Mobility adjusted EBITDA profit increased $912 million, or 191%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings due to increases in Trip volumes as the business recovers from the impacts of COVID-19. Mobility Revenue in the first half of 2022 also included a net benefit of $1.2 billion from business model changes in the UK and an accrual made for the resolution of historical claims in the UK relating to the classification of drivers. Additionally, Mobility revenue in the first half of 2021 included the unfavorable impact of a $600 million accrual for the resolution of historical claims in the UK relating to the classification of drivers.
Mobility adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue, partially offset by a $652 million increase in insurance expense as a result of an increase in miles driven and a $154 million increase in credit card processing costs.
Delivery Segment
For the three months ended June 30, 2022 compared to the same period in 2021, Delivery revenue increased $725 million, or 37%, and Delivery adjusted EBITDA grew $260 million, or 161%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 12%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes. Take Rate improved to 19.4% from 15.2% compared to the same period in 2021 driven by an overall improvement in basket sizes. Additionally, we saw an increase in Delivery revenue and Take Rate resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Couriers for services provided.
Delivery adjusted EBITDA improvement is primarily attributable to an increase in Delivery revenue and, to a lesser extent, advertising revenue, partially offset by a $409 million increase in cost of revenue as well as a $60 million increase in employee headcount costs.
For the six months ended June 30, 2022 compared to the same period in 2021, Delivery revenue increased $1.5 billion, or 40%, and Delivery adjusted EBITDA grew $490 million, or 136%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 13%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes. Take Rate improved to 18.7% from 14.6% compared to the same period in 2021 driven by an overall improvement in basket sizes. Additionally, we saw an increase in Delivery revenue and Take Rate resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Couriers for services provided.
Delivery adjusted EBITDA improvement is primarily attributable to an increase in Delivery revenue, partially offset by a $796 million increase in cost of revenue as well as a $103 million increase in employee headcount costs.
Freight Segment
For the three months ended June 30, 2022 compared to the same period in 2021, Freight revenue increased $1.5 billion, or 426%, and Freight adjusted EBITDA grew $46 million, or 112%.
Freight revenue increased primarily attributable to the acquisition of Transplace in the fourth quarter of 2021. Additionally, the increase in Freight revenue is also driven by the growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA improvement is attributable to a $1.5 billion improvement in Freight revenue, partially offset by $1.3 billion of certain shipper payments and incentives recorded in cost of revenue and a $97 million increase in employee headcount costs.
For the six months ended June 30, 2022 compared to the same period in 2021, Freight revenue increased $3.0 billion, or 463%, and Freight adjusted EBITDA grew $77 million, or 110%.
Freight revenue increased primarily attributable to the acquisition of Transplace in the fourth quarter of 2021. Additionally, the increase in Freight revenue is also driven by the growth in the number of shippers and carriers on the network combined with an increase in volumes with our top shippers.
Freight adjusted EBITDA improvement is attributable to a $3.0 billion improvement in Freight revenue, partially offset by $2.7 billion of certain shipper payments and incentives recorded in cost of revenue and a $185 million increase in employee headcount costs.
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

(In millions)	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022

Mobility	$5,905	$6,789	$6,773	$8,640	$9,883	$11,340	$10,723	$13,364
Delivery	8,550	10,050	12,461	12,912	12,828	13,444	13,903	13,876
Freight	290	313	302	348	402	1,082	1,823	1,838
Take Rate is an operating metric and defined as revenue as a percentage of Gross Bookings.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net income (loss) attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Adjusted EBITDA	$(509)	$364	**	$(868)	$532	**
** Percentage not meaningful.
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
Adjusted EBITDA was $364 million, improving $873 million from an Adjusted EBITDA loss of $509 million in the same period in 2021. The improvement was primarily attributable to a $592 million increase in Mobility Adjusted EBITDA, a $260 million improvement in Delivery Adjusted EBITDA, as well as a $46 million increase in Freight Adjusted EBITDA, partially offset by a $25 million increase in Corporate G&A and Platform R&D costs.
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
COVID-19 Response Initiatives
To support those whose earning opportunities have been depressed as a result of COVID-19, as well as communities hit hard by COVID-19, we implemented several initiatives, including, in particular, payments for financial assistance to Drivers personally impacted by COVID-19, the cost of personal protective equipment distributed to Drivers, Driver reimbursement for their cost of purchasing personal protective equipment, the costs related to free rides and food deliveries to healthcare workers, seniors, and others in need as well as charitable donations. The payments for financial assistance to Drivers personally impacted by COVID-19 and Driver reimbursement for their cost of purchasing personal protective equipment are recorded as a reduction to revenue. The cost of personal protective equipment distributed to Drivers, the costs related to free rides and food deliveries to healthcare workers, seniors, and others in need as well as charitable donations are recorded as an expense in our costs and expenses.
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

 The following table presents a reconciliation of net income (loss) attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022

Adjusted EBITDA reconciliation:
Net income (loss) attributable to Uber Technologies, Inc.	$1,144	$(2,601)	$1,036	$(8,530)
Add (deduct):
Net loss attributable to non-controlling interests, net of tax	(32)	(15)	(46)	(4)
Provision for (benefit from) income taxes	(479)	77	(294)	(155)
Loss (income) from equity method investments	7	(17)	15	(35)
Interest expense	115	139	230	268
Other (income) expense, net	(1,943)	1,704	(3,653)	7,261
Depreciation and amortization	226	243	438	497
Stock-based compensation expense	272	470	553	829
Legal, tax, and regulatory reserve changes and settlements	140	368	691	368
Goodwill and asset impairments/loss on sale of assets	—	4	57	17
Acquisition, financing and divestitures related expenses	26	6	62	20
Accelerated lease costs related to cease-use of ROU assets	—	—	2	—
COVID-19 response initiatives	15	—	41	1
Loss on lease arrangements, net	—	—	—	7
Restructuring and related charges	—	—	—	2
Mass arbitration fees, net	—	(14)	—	(14)
Adjusted EBITDA	$(509)	$364	$(868)	$532
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Six Months Ended June 30,
(In millions)	2021	2022
Free cash flow reconciliation:
Net cash provided by (used in) operating activities	$(952)	$454
Purchases of property and equipment	(128)	(119)
Free cash flow	$(1,080)	$335

Liquidity and Capital Resources

	Six Months Ended June 30,
(In millions)	2021	2022

Net cash provided by (used in) operating activities	$(952)	$454
Net cash used in investing activities	(149)	(189)
Net cash used in financing activities	(190)	(108)
Operating Activities
Net cash provided by operating activities was $454 million for the six months ended June 30, 2022, primarily consisting of $8.5 billion of net loss, adjusted for certain non-cash items, which primarily included $7.2 billion in unrealized losses from equity securities, $829 million of stock-based compensation expense and $497 million depreciation and amortization as well as a $631 million decrease in cash consumed by working capital primarily driven by an increase in our accrued expenses and other current liabilities as well as insurance reserves.
Net cash used in operating activities was $952 million for the six months ended June 30, 2021, primarily consisting of $990 million of net income, adjusted for certain non-cash items, which primarily included $2.0 billion in unrealized gains on debt and equity securities, $1.7 billion gain on business divestiture, $438 million depreciation and amortization, and $553 million of stock-based compensation expense as well as a $817 million decrease in cash consumed by working capital primarily driven by an increase in our accrued expenses and other current liabilities.
Investing Activities
Net cash used in investing activities was $189 million for the six months ended June 30, 2022, primarily consisting of $119 million in purchases of property and equipment and $59 million in acquisition of business, net of cash acquired.
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
Financing Activities
Net cash used in financing activities was $108 million for the six months ended June 30, 2022, primarily consisting of $108 million of principal payments on finance leases.
Net cash used in financing activities was $190 million for the six months ended June 30, 2021, primarily consisting of $194 million of principal repayment on Careem Notes, $108 million of principal payments on finance leases, offset by $67 million in proceeds from issuance of common stock for the ESPP.
Other Information
As of June 30, 2022, $2.4 billion of our $4.4 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of June 30, 2022, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. As the circumstances around COVID-19 remain uncertain, we continue to actively monitor COVID-19's impact to us worldwide including our financial position, liquidity, results of operations and cash flows.
Purchase Commitments
As of June 30, 2022, there have been no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $246 million as of June 30, 2022.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $7.8 billion and $7.9 billion as of December 31, 2021 and June 30, 2022, respectively. We did not have any marketable debt securities classified as short-term investments as of June 30, 2022. Our cash and cash equivalents consist of money market funds and cash deposits. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risk related to the carrying amounts of investments in other companies, including our minority-owned, privately-held affiliates and recently public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held affiliates and recently public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of June 30, 2022, the carrying value of our investments was $5.1 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
We acquired Tupelo Parent, Inc. (“Transplace”) in November 2021. As part of our ongoing evaluation of internal controls over financial reporting, we are reviewing the internal controls of Transplace and are making appropriate changes as we deem necessary. Other than the controls related to Transplace, there were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended June 30, 2022 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 12 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
•Google v. Levandowski & Ron; Google v. Levandowski
Legal Proceedings That Are Not Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended June 30, 2022 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
•Maintaining and enhancing our brand and reputation is critical to our business prospects. We receive significant media coverage, including negative publicity regarding our brand and reputation, and while we have taken significant steps to rehabilitate our brand and reputation, failure to maintain and enhance our brand and reputation will cause our business to suffer.
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
•Cyberattacks, including computer malware, ransomware, viruses, denial of service attacks, spamming, and phishing attacks could harm our reputation, business, and operating results.
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
•Outbreaks of contagious disease, such as the COVID-19 pandemic, and the impact of actions to mitigate the pandemic have adversely affected and may continue to adversely affect parts of our business.
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
In addition, more than 150,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements, pursuant to which we have paid approximately $457 million as of June 30, 2022. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
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
We face similar challenges in other jurisdictions. For example, in July 2020, the Massachusetts Attorney General filed a complaint against Uber and Lyft, alleging that drivers are misclassified, and seeking an injunction. If we do not prevail in current litigation or similar actions that may be brought in the future, we may be required to treat Drivers as employees and/or make other changes to our business model in certain jurisdictions. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees, we would incur significant additional expenses for compensating Drivers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. In this case, we anticipate significant price increases for Riders to offset these additional costs; however, we believe that the financial impact to Uber would be moderated by the likelihood of other industry participants being similarly affected. Additionally, we may not have adequate Driver supply as Drivers may opt out of our platform given the loss of flexibility under an employment model, and we may not be able to hire a majority of the Drivers currently using our platform. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business, results of operations, financial position and cash flows.
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
We have incurred significant losses since inception. We incurred operating losses of $4.9 billion and $3.8 billion in the years ended December 31, 2020 and 2021, and as of June 30, 2022, we had an accumulated deficit of $32.2 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may continue to incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, shippers, and carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem and Postmates, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
Maintaining and enhancing our brand and reputation is critical to our business prospects. We receive significant media coverage, including negative publicity regarding our brand and reputation, and while we have taken significant steps to rehabilitate our brand and reputation, failure to maintain or enhance our brand and reputation will cause our business to suffer.
Maintaining and enhancing our brand and reputation is critical to our ability to attract new employees and platform users, to preserve and deepen the engagement of our existing employees and platform users, and to mitigate legislative or regulatory scrutiny, litigation, government investigations, and adverse platform user sentiment.
We receive a high degree of negative media coverage around the world, which adversely affects our brand and reputation and fuels distrust of our company. Negative publicity, particularly related to the period prior to and through 2017, adversely affects our brand and reputation, makes it difficult for us to attract and retain platform users, reduces confidence in and use of our products and offerings, invites continued legislative and regulatory scrutiny, and results in additional litigation and governmental investigations. As a result, our competitors raised additional capital, increased their investments in certain markets, and improved their category positions and market shares, and may continue to do so.
We recently released a second safety report, which provides the public with data related to reports of sexual assaults and other critical safety incidents claimed to have occurred on our platform in the United States. Public responses to our safety reports or any future safety reports or similar public reporting of safety incidents claimed to have occurred on our platform, which may include disclosure of reports provided to regulators and other government authorities, may continue to result in positive and negative media coverage and increased regulatory scrutiny and could adversely affect our reputation with platform users. Further unfavorable media coverage and negative publicity could adversely impact our financial results and future prospects. As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our various platform offerings. Additionally, some of our acquired and majority-owned companies, including Careem, Postmates and Cornershop, have or will continue to use their own brands and/or operate their own apps in parallel with our brand and apps, and any damage or reputational harm to their brands could adversely impact our brand and reputation.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 32,500 global employees as of June 30, 2022, of whom approximately 18,800 were located outside the United States. We expect the total number of our employees located outside the United States to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
As of June 30, 2022, we operated in approximately 70 countries, and markets outside the United States accounted for approximately 75% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors. For example, our acquisitions of Careem and Cornershop may not be successful and may negatively affect our operating results.
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
Cyberattacks, including computer malware, ransomware, viruses, denial of service attacks, spamming, and phishing attacks could harm our reputation, business, and operating results.
We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms and mobile payment systems, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by platform users, employees, and job candidates. Cyberattacks that leverage computer malware, ransomware, viruses, denial of service attacks, spamming, and phishing have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Cyberthreats are constantly evolving and employing more sophisticated attack techniques. Our detection capabilities may not be sufficient to prevent or detect a sophisticated cyberattacker, such as a nation state using a zero day exploit or unknown malware. Breaches of our facilities, network, or data security could disrupt the security of our systems and platforms, impair our ability to protect data, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our reputation, business and operating results. In addition, our increase in hybrid and remote working arrangements may heighten the foregoing risks.
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
General Economic Risks
Outbreaks of contagious disease, such as the COVID-19 pandemic and the impact of actions to mitigate the such disease or pandemic, have adversely impacted and could continue to adversely impact our business, financial condition and results of operations.
Occurrence of a catastrophic event, including but not limited to disease, a weather event, war, or terrorist attack, could adversely impact our business, financial condition and results of operation. We also face risks related to health epidemics, outbreaks of contagious disease, and other adverse health developments. For example, the ongoing COVID-19 pandemic and responses to it have had, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the demand for our Mobility offerings globally, and affecting travel behavior and demand. Even as COVID-related restrictions have been lifted and many regions around the world are making progress in their recovery from the pandemic, we have experienced and may continue to experience Driver supply constraints, and we are observing that consumer demand for Mobility is recovering faster than driver availability, as such supply constraints have been and may continue to be impacted by concerns regarding the COVID-19 pandemic. Furthermore, to support social distancing, we temporarily suspended our shared rides offering globally, and recently re-launched our shared rides offering in certain regions.
The COVID-19 pandemic has adversely affected our near-term financial results and may adversely impact our long-term financial results, which has required and may continue to require significant actions in response, including but not limited to, additional reductions in workforce and certain changes to pricing models of our offerings, all in an effort to mitigate such impacts. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict with precision the pandemic’s cumulative and ultimate impact on our future business operations, liquidity, financial condition, and results of operations. The extent of the impact of the COVID-19 pandemic, or any future pandemic or outbreak of disease, on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak and any future “waves” or resurgences of the outbreak or variants of the virus, both globally and within the United States, the administration, adoption and efficacy of vaccines in the United States and internationally, the impact on capital and financial markets, the impact on global supply chains, foreign currencies exchange, governmental or regulatory orders that impact our business and whether the impacts may result in permanent changes to our end-users’ behaviors, all of which are highly uncertain and cannot be predicted.

In addition, we cannot predict the impact the COVID-19 pandemic or any future outbreak of a disease will have on our business partners and third-party vendors, and we may be adversely impacted as a result of the adverse impact our business partners and third-party vendors suffer. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial markets, which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial performance and condition, and results of operations.
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
As of June 30, 2022, we had total outstanding indebtedness of $9.4 billion aggregate principal amount. In addition, up to approximately $235 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of June 30, 2022. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
As of June 30, 2022, our platform is available in approximately 10,500 cities across approximately 70 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
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
Additionally, effective January 1, 2021, the United Kingdom exited from the European Union (“EU”), an event commonly referred to as Brexit. The UK represented approximately 8.3% of our global Mobility Gross Bookings during the six months ended June 30, 2022.
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
We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, other federal, state and local government agencies and other foreign government agencies, the adverse outcomes of which could harm our business.
We are the subject of DOJ inquiries and investigations, as well as civil enforcement inquiries and investigations by other federal, state and local government agencies and other regulators abroad. Those inquiries and investigations cover a broad range of matters, including but not limited to, our business practices, such as fees, pricing, and related disclosures, relationships with third parties, and data privacy and security incidents. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the U.S. Federal Trade Commission (the “FTC”), which the FTC Commissioners approved in October 2018. In November and December 2018, UK, Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. In addition, in July 2022, we entered into a non-prosecution agreement with the DOJ concerning its investigation into our handling of the 2016 Breach. The 2016 Breach has led to, and may continue to lead to, additional costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. As another example, the California Public Utilities Commission (the “CPUC”) issued a proposed $59 million fine against us for not producing certain information, including personal information related to incidents disclosed in our 2019 US Safety Report. We negotiated the total payment to $9.15 million ($150,000 as a fine and $9 million to fund safety initiatives), which was approved by the CPUC in December 2021. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business. In addition, in March 2022, Uber Technologies, Inc. and Uber BV were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2014 Breach and the 2016 Breach. These and any future privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biennial third-party assessments, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties for, amongst other activities, future failure to report security incidents. In November and December 2018, UK, Dutch and French supervisory authorities imposed fines totaling approximately $1.6 million. We have also entered into settlement agreements with numerous state enforcement agencies. For example, in January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In addition, in September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. In addition, in March 2022, Uber Technologies, Inc. and Uber BV were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018. Additionally, in July 2022, we entered into a non-prosecution agreement with the DOJ concerning its investigation into our handling of the 2016 Breach. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. In addition, in July 2020, Drizly publicly disclosed that it had been subject to a data security incident that allowed access to certain personal information of customers on its platform, and in November 2021 Drizly obtained final court approval of a settlement in a resulting class action litigation. If Drizly becomes subject to additional liability or regulatory or court orders as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Drizly or we experience, we may face harm to our brand, business disruption, and significant liabilities. Our insurance programs may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
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
The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in MAPCs, Trips, Adjusted EBITDA, Free Cash Flow, Gross Bookings, revenue, or other operating and financial results;
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
If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be harmed.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		10-Q	001-38902	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.		10-Q	001-38902	3.2	August 5, 2021
10.1	Amendment No. 9 to Revolving Credit Agreement, dated April 4, 2022, by and among the Registrant, as borrower, Rasier, LLC, as guarantor, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.		8-K	001-38902	10.1	April 5, 2022
10.2	Director Compensation Policy and Stock Ownership Guidelines.	X
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

UBER TECHNOLOGIES, INC.

Date: August 4, 2022	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2022	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)