Form 10-Q
period 2022-09-30
Uber Technologies, Inc
filed 2022-11-02
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of October 31, 2022 was 1,994,407,340.

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
•the impact of the global economy, including rising inflation and interest rates;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2021	As of September 30, 2022
Assets
Cash and cash equivalents	$4,295	$4,865
Restricted cash and cash equivalents	631	593
Accounts receivable, net of allowance of $51 and $80, respectively	2,439	2,468
Prepaid expenses and other current assets	1,454	1,442
Total current assets	8,819	9,368
Restricted cash and cash equivalents	2,879	3,176
Investments	11,806	3,643
Equity method investments	800	902
Property and equipment, net	1,853	1,942
Operating lease right-of-use assets	1,388	1,405
Intangible assets, net	2,412	1,992
Goodwill	8,420	8,300
Other assets	397	384
Total assets	$38,774	$31,112
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$860	$774
Short-term insurance reserves	1,442	1,433
Operating lease liabilities, current	185	189
Accrued and other current liabilities	6,537	6,624
Total current liabilities	9,024	9,020
Long-term insurance reserves	2,546	3,036
Long-term debt, net of current portion	9,276	9,268
Operating lease liabilities, non-current	1,644	1,626
Other long-term liabilities	935	762
Total liabilities	23,425	23,712
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	204	430
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 1,949,316 and 1,990,396 shares issued and outstanding, respectively	—	—
Additional paid-in capital	38,608	40,020
Accumulated other comprehensive loss	(524)	(410)
Accumulated deficit	(23,626)	(33,363)
Total Uber Technologies, Inc. stockholders' equity	14,458	6,247
Non-redeemable non-controlling interests	687	723
Total equity	15,145	6,970
Total liabilities, redeemable non-controlling interests and equity	$38,774	$31,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	$4,845	$8,343	$11,677	$23,270
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	2,438	5,173	6,247	14,352
Operations and support	475	617	1,330	1,808
Sales and marketing	1,168	1,153	3,527	3,634
Research and development	493	760	1,496	2,051
General and administrative	625	908	1,705	2,391
Depreciation and amortization	218	227	656	724
Total costs and expenses	5,417	8,838	14,961	24,960
Loss from operations	(572)	(495)	(3,284)	(1,690)
Interest expense	(123)	(146)	(353)	(414)
Other income (expense), net	(1,832)	(535)	1,821	(7,796)
Loss before income taxes and income (loss) from equity method investments	(2,527)	(1,176)	(1,816)	(9,900)
Provision for (benefit from) income taxes	(101)	58	(395)	(97)
Income (loss) from equity method investments	(13)	30	(28)	65
Net loss including non-controlling interests	(2,439)	(1,204)	(1,449)	(9,738)
Less: net income (loss) attributable to non-controlling interests, net of tax	(15)	2	(61)	(2)
Net loss attributable to Uber Technologies, Inc.	$(2,424)	$(1,206)	$(1,388)	$(9,736)
Net loss per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(1.28)	$(0.61)	$(0.74)	$(4.96)
Diluted	$(1.28)	$(0.61)	$(0.75)	$(4.97)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	1,898,954	1,979,299	1,877,655	1,964,483
Diluted	1,898,954	1,979,299	1,878,997	1,968,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net loss including non-controlling interests	$(2,439)	$(1,204)	$(1,449)	$(9,738)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	24	295	78	114
Change in unrealized gain on investments in available-for-sale securities	463	—	1,625	—
Other comprehensive income, net of tax	487	295	1,703	114
Comprehensive income (loss) including non-controlling interests	(1,952)	(909)	254	(9,624)
Less: comprehensive income (loss) attributable to non-controlling interests	(15)	2	(61)	(2)
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$(1,937)	$(911)	$315	$(9,622)
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

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2021	$204	1,949,316	$—	$38,608	$(524)	$(23,626)	$687	$15,145
Exercise of stock options	—	1,093	—	6	—	—	—	6
Stock-based compensation	—	—	—	369	—	—	—	369
Issuance of common stock for settlement of RSUs	—	9,569	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(316)	—	(11)	—	—	—	(11)
Issuance of common stock for settlement of contingent consideration liability	—	132	—	5	—	—	—	5
Foreign currency translation adjustment	—	—	—	—	19	—	—	19
Net income (loss)	1	—	—	—	—	(5,930)	10	(5,920)
Balance as of March 31, 2022	205	1,959,794	—	38,977	(505)	(29,556)	697	9,613
Exercise of stock options	—	1,376	—	5	—	—	—	5
Stock-based compensation	—	—	—	484	—	—	—	484
Issuance of common stock for settlement of RSUs	—	12,146	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	2,988	—	59	—	—	—	59
Shares withheld related to net share settlement	—	(79)	—	(2)	—	—	—	(2)
Foreign currency translation adjustment	(3)	—	—	—	(200)	—	—	(200)
Recognition of non-controlling interest upon capital investment	18	—	—	—	—	—	—	—
Net income (loss)	(26)	—	—	—	—	(2,601)	11	(2,590)
Balance as of June 30, 2022	194	1,976,225	—	39,523	(705)	(32,157)	708	7,369
Exercise of stock options	—	894	—	5	—	—	—	5
Stock-based compensation	—	—	—	494	—	—	—	494
Issuance of common stock for settlement of RSUs	—	13,355	—	—	—	—	—	—
Issuance of Freight subsidiary preferred stock	250	—	—	—	—	—	—	—
Recognition of non-controlling interest upon issuance of subsidiary stock	—	—	—	—	—	—	5	5
Shares withheld related to net share settlement	—	(78)	—	(2)	—	—	—	(2)
Foreign currency translation adjustment	(6)	—	—	—	295	—	—	295
Net income (loss)	(8)	—	—	—	—	(1,206)	10	(1,196)
Balance as of September 30, 2022	$430	1,990,396	$—	$40,020	$(410)	$(33,363)	$723	$6,970
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2022
Cash flows from operating activities
Net loss including non-controlling interests	$(1,449)	$(9,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	656	724
Bad debt expense	75	76
Stock-based compensation	834	1,311
Gain on business divestitures	(1,684)	(14)
Gain from sale of investments	(171)	—
Deferred income taxes	(482)	(251)
Loss (income) from equity method investments, net	28	(65)
Unrealized loss on debt and equity securities, net	56	7,797
Impairments of goodwill, long-lived assets and other assets	16	15
Impairment of equity method investment	—	182
Revaluation of MLU B.V. call option	—	(180)
Unrealized foreign currency transactions	12	25
Other	50	5
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(354)	(219)
Prepaid expenses and other assets	(229)	(57)
Collateral held by insurer	860	—
Operating lease right-of-use assets	116	142
Accounts payable	71	(80)
Accrued insurance reserves	490	485
Accrued expenses and other liabilities	891	897
Operating lease liabilities	(124)	(169)
Net cash provided by (used in) operating activities	(338)	886
Cash flows from investing activities
Purchases of property and equipment	(218)	(193)
Purchases of marketable securities	(1,113)	—
Purchases of non-marketable equity securities	(857)	(14)
Purchase of notes receivable	(242)	—
Proceeds from maturities and sales of marketable securities	2,291	376
Proceeds from sale of non-marketable equity securities	500	—
Proceeds from sale of equity method investments and grant of related call option	800	—
Proceeds from business divestiture	—	26
Acquisition of businesses, net of cash acquired	(111)	(59)
Other investing activities	17	(4)
Net cash provided by investing activities	1,067	132
Cash flows from financing activities
Issuance of senior notes, net of issuance costs	1,485	—
Principal repayment on Careem Notes	(195)	—
Principal payments on finance leases	(166)	(147)

Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	67	59
Proceeds from issuance and sale of subsidiary stock units	125	255
Other financing activities	50	(63)
Net cash provided by financing activities	1,366	104
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(45)	(293)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	2,050	829
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	7,391	7,805
Reclassification from assets held for sale during the period	349	—
End of period	$9,790	$8,634

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$6,482	$4,865
Restricted cash and cash equivalents-current	414	593
Restricted cash and cash equivalents-non-current	2,894	3,176
Total cash and cash equivalents, and restricted cash and cash equivalents	$9,790	$8,634

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$319	$390
Income taxes, net of refunds	71	149
Non-cash investing and financing activities:
Finance lease obligations	115	176
Right-of-use assets obtained in exchange for lease obligations	90	228
Ownership interest received in exchange for divestiture	1,018	—
Conversion of convertible notes to common stock	232	—
Common stock issued in connection with acquisitions	967	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber,” “we,” “our,” or “us”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. Uber is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. Uber develops and operates proprietary technology applications supporting a variety of offerings on its platform (“platform(s)” or “Platform(s)”). Uber connects consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, and connects Riders and other consumers (“Eaters”) with restaurants, grocers and other stores (collectively, “Merchants”) with delivery service providers (“Couriers”) for meal preparation, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Couriers are collectively referred to as “Driver(s).” Uber also connects consumers with public transportation networks. Uber uses this same network, technology, operational excellence and product expertise to connect shippers (“Shipper(s)”) with carriers (“Carrier(s)”) in the freight industry by providing Carriers with the ability to book a shipment, transportation management and other logistics services. Uber is also developing technologies that will provide new solutions to everyday problems.
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
In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose sufficient information about the program. The amendments do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Mobility revenue (1)	$2,205	$3,822	$4,676	$9,893
Delivery revenue (1)	2,238	2,770	5,942	7,970
Freight revenue	402	1,751	1,051	5,407
All Other revenue	—	—	8	—
Total revenue	$4,845	$8,343	$11,677	$23,270
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
United States and Canada ("US&CAN")	$2,648	$5,000	$6,481	$14,498
Latin America ("LatAm")	390	518	999	1,431
Europe, Middle East and Africa ("EMEA")	1,064	1,878	2,218	4,851
Asia Pacific ("APAC")	743	947	1,979	2,490
Total revenue	$4,845	$8,343	$11,677	$23,270

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
Additionally, in certain markets where we are responsible for delivery services, delivery fees charged to end-users are also included in revenue, while payments to Couriers in exchange for delivery services are recognized in cost of revenue. In these markets, we recognized revenue from end-users of $228 million and $490 million for the three and nine months ended September 30, 2021, respectively, and revenue from end-users of $349 million and $934 million for the three and nine months ended September 30, 2022, respectively. We also recognized cost of revenue for these delivery transactions, exclusive of depreciation and amortization of $642 million and $1.5 billion for the three and nine months ended September 30, 2021, respectively, and cost of revenue of $1.0 billion and $2.7 billion for the three and nine months ended September 30, 2022, respectively.
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
Contract Balances and Remaining Performance Obligation
Contract liabilities represent consideration collected prior to satisfying our performance obligations. As of September 30, 2022, we had $141 million of contract liabilities included in accrued and other current liabilities as well as other long-term liabilities on the condensed consolidated balance sheet. Revenue recognized from these contracts during the three and nine months ended September 30, 2021 and 2022 was not material.
Our remaining performance obligation for contracts with an original expected length of greater than one year is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of September 30, 2022	$29	$111	$140

Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2021	September 30, 2022
Non-marketable equity securities:
Didi	$—	$1,029
Other (1)	315	308
Marketable equity securities:
Didi	2,838	—
Grab	3,821	1,409
Aurora	3,388	665
Other	1,312	116
Note receivable from a related party (1)	132	116
Investments	$11,806	$3,643
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

	As of December 31, 2021 (1)				As of September 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$3,214	$—	$—	$3,214	$730	$—	$—	$730
Non-marketable equity securities	—	—	32	32	—	—	5	5
Marketable equity securities	11,359	—	—	11,359	2,190	—	—	2,190
Note receivable from a related party	—	—	132	132	—	—	116	116
Total financial assets	$14,573	$—	$164	$14,737	$2,920	$—	$121	$3,041
Financial Liabilities
MLU B.V. Call Option (2)	$—	$—	$193	$193	$—	$—	$13	$13
Total financial liabilities	$—	$—	$193	$193	$—	$—	$13	$13
(1) During the third quarter of 2022, we determined that the balance of money market funds as of December 31, 2021, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022, was incorrectly disclosed as zero in the fair value level hierarchy table. There were no impacts to our: balance of cash and cash equivalents; restricted cash and cash equivalents; restricted cash and cash equivalents, non-current; financial position; liquidity; results of operations; comprehensive loss; cash flows; or the change in equity. We determined this to be an immaterial error. The December 31, 2021 balance of money market funds in the table above has been revised to $3.2 billion. As of both March 31, 2022 and June 30, 2022, the money market funds balance in the fair value level hierarchy table should have been $3.1 billion. As of September 30, 2022, the decrease in money market funds was primarily driven by reinvesting funds into cash deposits.
(2) For further information, see Note 4 – Equity Method Investments.
Didi
As of September 30, 2022, our Didi investment, which was previously classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis, is classified as a non-marketable equity security and is measured at fair value on a non-recurring basis with a readily available price based on significant other observable inputs (Level 2). For further information, see the section titled “Didi Investment” below.

Zomato
During the third quarter of 2022, we completed the sale of $418 million of our entire stake in Zomato Media Private Limited (“Zomato”) ordinary shares for net proceeds of $376 million and recognized an immaterial loss from this transaction in other income (expense), net in our condensed consolidated statement of operations.
Fair Value Hierarchy
During the nine months ended September 30, 2022, we did not make any other transfers between the levels of the fair value hierarchy.
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
As of December 31, 2021 and September 30, 2022, our Level 3 non-marketable equity securities and note receivable from a related party primarily consist of common stock investments, preferred stock investments and convertible secured notes that may be converted into common or preferred stock in privately held companies without readily determinable fair values.
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
Financial Assets and Liabilities Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2022, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Equity Securities	Note Receivables	MLU B.V. Call Option
Balance as of December 31, 2021	$32	$132	$193
Change in fair value
Included in earnings	(27)	(16)	(180)
Balance as of September 30, 2022	$5	$116	$13
Assets Measured at Fair Value on a Non-Recurring Basis
Non-Financial Assets
Our non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of our non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the condensed consolidated statement of operations. Certain non-marketable equity securities are classified within Level 3 in the fair value hierarchy because we estimate the fair value of these securities based on valuation methods, including the CSE and OPM methods, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities we hold.
Didi Investment
In the second quarter of 2022, Didi completed their delisting from the New York Stock Exchange (“NYSE Delisting”). We concluded the ordinary shares held by us did not have a readily determinable fair value and should be accounted for under the measurement alternative method. As of September 30, 2022, Didi American Depositary Shares (“ADS”) continue to be traded in the over-the-counter (“OTC”) market. We determined that the Didi ADS were similar to the ordinary shares held prior to the NYSE Delisting. We then measured the investment to fair value based on the closing share price of the ADS on the OTC market on September 30, 2022 as an observable transaction for similar securities. As a result, we recognized an unrealized loss of $641 million and $1.8 billion during the three and nine months ended September 30, 2022, respectively, in other income (expense), net in our condensed consolidated statement of operations.
We did not record any other material unrealized or realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2021 and 2022.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2021	September 30, 2022
Initial cost basis	$279	$1,694
Upward adjustments	4	279
Downward adjustments (including impairment)	—	(641)
Total carrying value at the end of the period	$283	$1,332
Note 4 – Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of
	December 31, 2021	September 30, 2022
MLU B.V.	$751	$849
Mission Bay 3 & 4	38	34
Other	11	19
Total equity method investments	$800	$902
MLU B.V. Investment
During 2018, we closed a transaction that contributed the net assets of our Uber Russia/CIS operations into a newly formed private limited liability company (“MLU B.V.”), with Yandex and us holding ownership interests in MLU B.V.
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
MLU B.V. Basis Difference
Included in the carrying value of MLU B.V. is the basis difference, net of amortization, between the original cost of the investment and our proportionate share of the net assets of MLU B.V. The carrying value of the equity method investment is primarily adjusted for our share in the income or losses of MLU B.V. on a one-quarter lag basis and amortization of basis differences. Equity method goodwill and intangible assets, net of accumulated amortization are also adjusted for currency translation adjustments representing fluctuations between the functional currency of the investee and the U.S. Dollar.
The functional currency of the investee appreciated against the U.S. dollar by approximately 64% between March 31, 2022 and June 30, 2022. Given we account for the MLU B.V. investment on a one-quarter lag basis, we recognized a $352 million currency translation adjustment in other comprehensive income (loss) in our condensed consolidated statement of comprehensive income (loss) during the three months ended September 30, 2022.

The functional currency of the investee depreciated against the U.S. dollar by approximately 8% between June 30, 2022 and September 30, 2022. The movement in exchange rates will be reflected in the carrying value of the investment with a corresponding adjustment to other comprehensive income (loss) in our consolidated financial statements at December 31, 2022.
The table below provides the composition of the basis difference (in millions):

As of September 30, 2022
Equity method goodwill	$320
Intangible assets, net of accumulated amortization	37
Deferred tax liabilities	(10)
Cumulative currency translation adjustments	40
Basis difference	$387
We amortize the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible assets is approximately 3.0 years as of September 30, 2022. Equity method goodwill is not amortized.
MLU B.V. Call Option
On August 30, 2021, we granted Yandex an option (“MLU B.V. Call Option”) to acquire our remaining equity interest in MLU B.V. during a two-year period as part of the agreement with Yandex to restructure our joint ventures in 2021. The MLU B.V. Call Option is recorded as a liability in accrued and other current liabilities on our condensed consolidated balance sheets and measured at fair value on a recurring basis with changes in fair value recorded in other income (expense), net in the condensed consolidated statements of operations. As of September 30, 2022, the exercise price of the MLU B.V. Call Option is approximately $1.9 billion, subject to certain adjustments based on the timing of the option exercise.
As of December 31, 2021, the fair value of the MLU B.V. Call Option was $193 million. To determine the fair value of the MLU B.V. Call Option as of December 31, 2021, we used a lattice model which simulated multiple scenarios of the exercise behaviors and the corresponding strike prices over the term of the call option. Key inputs to the lattice model were: the underlying business value; option term of 1.7 years; volatility of 50%; risk-free interest rates; and strike price (Level 3).
As of September 30, 2022, the fair value of the MLU B.V. Call Option was $13 million. We recorded a $180 million net gain for the fair value change during the nine months ended September 30, 2022. To determine the fair value of the MLU B.V. Call Option as of September 30, 2022, we used a lattice model which simulated multiple scenarios of the exercise behaviors and the corresponding strike prices over the term of the call option. Key inputs to the lattice model were: the underlying business value; option term of 0.94 years; volatility of 65%; risk-free interest rates; and strike price (Level 3).
Note 5 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2022 (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2021	$2,581	$4,401	$1,438	$8,420
Acquisitions	64	—	—	64
Measurement period adjustment	—	—	1	1
Divestiture	(16)	—	—	(16)
Foreign currency translation adjustment	(167)	(2)	—	(169)
Balance as of September 30, 2022	$2,462	$4,399	$1,439	$8,300

Intangible Assets
The components of intangible assets, net as of December 31, 2021 and September 30, 2022 were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2021
Consumer, Merchant and other relationships	$1,868	$(294)	$1,574	9
Developed technology	922	(269)	653	5
Other	242	(57)	185	6
Intangible assets	$3,032	$(620)	$2,412

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
September 30, 2022
Consumer, Merchant and other relationships	$1,831	$(457)	$1,374	9
Developed technology	920	(462)	458	5
Other	246	(86)	160	6
Intangible assets	$2,997	$(1,005)	$1,992
Amortization expense for intangible assets subject to amortization was $105 million and $126 million for the three months ended September 30, 2021 and 2022, respectively. Amortization expense for intangible assets subject to amortization was $301 million and $409 million for the nine months ended September 30, 2021 and 2022, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2022 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2022	$114
2023	359
2024	303
2025	263
2026	202
Thereafter	744
Total	$1,985

Note 6 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2021	September 30, 2022	Effective Interest Rates	Maturities
2025 Refinanced Term Loan	$1,448	$1,436	3.8%	April 4, 2025
2027 Refinanced Term Loan	1,090	1,081	3.8%	February 25, 2027
2025 Senior Note	1,000	1,000	7.7%	May 15, 2025
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	1,500	1,500	4.7%	August 15, 2029
2025 Convertible Notes	1,150	1,150	0.2%	December 15, 2025
Total debt	9,388	9,367
Less: unamortized discount and issuance costs	(85)	(72)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$9,276	$9,268
2016 and 2018 Senior Secured Term Loans Refinancing
On February 25, 2021, we entered into a refinancing transaction under which we borrowed $2.6 billion pursuant to an amendment to the 2016 Senior Secured Term Loan agreement, the proceeds of which were used to repay in full all previously outstanding loans under the 2016 Senior Secured Term Loan agreement and the 2018 Senior Secured Term Loan agreement. The $2.6 billion is comprised of (i) a $1.1 billion tranche with a maturity date of February 25, 2027, replacing the 2016 Senior Secured Term Loan as a Refinancing Term Loan (the “2027 Refinanced Term Loan”), and (ii) a $1.5 billion tranche with a maturity date of April 4, 2025, replacing the 2018 Senior Secured Term Loan as an Incremental Term Loan (the “2025 Refinanced Term Loan”). The interest rate for the 2027 Refinanced Term Loan and the 2025 Refinanced Term Loan is the London Interbank Offered Rate (“LIBOR”) plus 3.50% per annum, subject to a floor of 0.00%. The refinancing transaction qualified as a debt modification that did not result in an extinguishment.
The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan are guaranteed by certain of our material domestic restricted subsidiaries. The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of September 30, 2022. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair values of our 2025 Refinanced Term Loan and 2027 Refinanced Term Loan were $1.4 billion and $1.1 billion, respectively, as of September 30, 2022 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
As of September 30, 2022, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
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
The fair value of our 2025 Convertible Notes was $955 million as of September 30, 2022 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
The 2025, 2026, 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of September 30, 2022.
The following table presents the fair values of our Senior Notes as of September 30, 2022, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of September 30, 2022
2025 Senior Note	$1,001
2026 Senior Note	1,504
2027 Senior Note	1,176
2028 Senior Note	464
2029 Senior Note	1,262
Total	$5,407

The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long-term debt, for the three and nine months ended September 30, 2021 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Contractual interest coupon	$118	$139	$338	$396
Amortization of debt discount and issuance costs	3	3	13	11
Total interest expense from long-term debt	$121	$142	$351	$407
Revolving Credit Arrangements
We have a revolving credit agreement initially entered in 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). On April 4, 2022, we entered into an amendment to our Revolving Credit Facility to, among other things, (i) provide for approximately $2.2 billion of revolving credit commitments, (ii) extend the maturity date for the commitments and loans from June 13, 2023 to April 4, 2027, (iii) reduce the minimum liquidity covenant from $1.5 billion to $1.0 billion, (iv) replace the LIBOR based interest rate with a Secured Overnight Financing Rate (“SOFR”) based interest rate, and (v) make certain other changes to the negative covenants under the amended revolving credit agreement. The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of September 30, 2022, there was no balance outstanding on the Revolving Credit Facility.
Letters of Credit
As of December 31, 2021 and September 30, 2022, we had letters of credit outstanding of $749 million and $819 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $247 million and $206 million, respectively.

Note 7 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2021	September 30, 2022
Prepaid expenses	$459	$328
Other receivables	553	624
Other	442	490
Prepaid expenses and other current assets	$1,454	$1,442
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2021	September 30, 2022
Accrued legal, regulatory and non-income taxes	$2,187	$2,222
Accrued Drivers and Merchants liability	1,187	1,306
Accrued compensation and employee benefits	442	462
Income and other tax liabilities	376	421
Commitment to issue unsecured convertible notes in connection with Careem acquisition	238	155
Other	2,107	2,058
Accrued and other current liabilities	$6,537	$6,624
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2021	September 30, 2022
Deferred tax liabilities	$365	$121
Other	570	641
Other long-term liabilities	$935	$762
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2020	$(581)	$46	$(535)
Other comprehensive income (loss) before reclassifications (1)	78	1,625	1,703
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	78	1,625	1,703
Balance as of September 30, 2021	$(503)	$1,671	$1,168
(1) During the nine months ended September 30, 2021, unrealized gains on available-for-sale securities, net of tax relates to pre-tax unrealized gains of $1.7 billion for the change in fair value of our investment in Grab. To determine the fair value of our investment in Grab as of September 30, 2021, we utilized a hybrid approach, incorporating a CSE method along with an OPM. The CSE method assumes an if-converted scenario (for example an initial public offering (“IPO”) or a special purpose acquisition company transaction), where the OPM approach allocates equity value to individual securities within the investees’ capital structure based on contractual rights and preferences.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2021	$(524)	$—	$(524)
Other comprehensive income (loss) before reclassifications	114	—	114
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	114	—	114
Balance as of September 30, 2022	$(410)	$—	$(410)
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Interest income	$10	$38	$28	$66
Foreign currency exchange gains (losses), net	(13)	(48)	(38)	(76)
Gain on business divestitures (1)	—	14	1,684	14
Unrealized loss on debt and equity securities, net (2)	(2,031)	(550)	(56)	(7,797)
Impairment of equity method investment (3)	—	—	—	(182)
Revaluation of MLU B.V. call option (4)	—	10	—	180
Other, net	202	1	203	(1)
Other income (expense), net	$(1,832)	$(535)	$1,821	$(7,796)
(1) During the nine months ended September 30, 2021, gain on business divestitures primarily represents a $1.6 billion gain on the sale of Apparate USA LLC (“Apparate” or the “ATG Business”) to Aurora Innovation, Inc. (“Aurora”) in January 2021. Refer to Note 16 – Divestiture for further information.
(2) During the three and nine months ended September 30, 2021, unrealized loss on debt and equity securities, net primarily represents a $3.2 billion loss and $1.7 billion net loss, respectively, on our Didi investment, partially offset by a $994 million gain on our Zomato investment recognized during the third quarter of 2021, a $102 million and $573 million gain, respectively, on our Aurora Investments, as well as a $73 million and $56 million net gain, respectively, on our other investments in securities accounted for under the fair value option.
During the three months ended September 30, 2022, unrealized loss on debt and equity securities, net primarily represents a $641 million loss on our Didi investment, partially offset by a $90 million gain on our Aurora Investments recognized during the third quarter of 2022.
During the nine months ended September 30, 2022, unrealized loss on debt and equity securities, net primarily represents a $2.7 billion net loss on our Aurora Investments, a $2.4 billion net loss on our Grab investment, a $1.8 billion net loss on our Didi investment, a $747 million change of fair value on our Zomato investment, as well as a $106 million net loss on our other investments in securities accounted for under the fair value option.
(3) During the nine months ended September 30, 2022, impairment of equity method investment represents a $182 million impairment loss recorded on our MLU B.V. equity method investment. Refer to Note 4 – Equity Method Investments for further information.
(4) During the nine months ended September 30, 2022, revaluation of MLU B.V. call option represents a $180 million net gain for the change in fair value of the call option granted to Yandex (“MLU B.V. Call Option”). Refer to Note 4 – Equity Method Investments for further information.

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
Stock Option and SAR Activity
A summary of stock option and SAR activity for the nine months ended September 30, 2022 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2021	157	24,253	$11.84	4.35	$735
Granted	6	421	$33.82
Exercised	(3)	(3,285)	$4.40
Canceled and forfeited	(3)	(263)	$11.90
As of September 30, 2022	157	21,126	$13.43	3.68	$328
Vested and expected to vest as of September 30, 2022	150	15,645	$9.24	3.12	$290
Exercisable as of September 30, 2022	150	15,645	$9.24	3.12	$290
RSU Activity
The following table summarizes the activity related to our RSUs for the nine months ended September 30, 2022 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2021	71,461	$41.91
Granted	84,533	$31.31
Vested	(35,343)	$37.79
Canceled and forfeited	(13,460)	$38.37
Unvested and outstanding as of September 30, 2022	107,191	$35.33
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Operations and support	$42	$41	$107	$114
Sales and marketing	18	26	60	76
Research and development	152	292	434	765
General and administrative	69	123	233	356
Total	$281	$482	$834	$1,311
As of September 30, 2022, there was $3.8 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.69 years.

The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements were not material during the three and nine months ended September 30, 2021 and 2022, respectively.
Note 9 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $(101) million and $(395) million for the three and nine months ended September 30, 2021, respectively, and $58 million and $(97) million for the three and nine months ended September 30, 2022, respectively. During the three months ended September 30, 2021, the income tax benefit was primarily driven by the deferred U.S. tax impact related to our investments in Didi and Zomato, and to a lesser extent, by the benefit of U.S. losses and current tax on our foreign earnings. During the nine months ended September 30, 2021, the income tax benefit was primarily driven by the deferred China and U.S. tax impact related to our investment in Didi, the deferred U.S. tax impact related to our investments in Aurora and Zomato, and to a lesser extent, the benefit from our U.S. losses and current tax on our foreign earnings. During the three months ended September 30, 2022, the income tax expense was primarily driven by the current tax on our foreign earnings. During the nine months ended September 30, 2022, the income tax benefit was primarily driven by the deferred U.S. tax impact related to our investments in Aurora, Grab, and Didi, offset by current tax on our foreign earnings. The primary differences between the effective tax rate and the federal statutory tax rate are due to the deferred U.S. taxes related to our investments in Aurora, Grab, and Didi, the valuation allowance on our U.S. and Netherlands' deferred tax assets, and foreign tax rate differences.
During the nine months ended September 30, 2022, the amount of gross unrecognized tax benefits increased by $247 million, none of which would impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
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
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits, and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through September 30, 2022. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Basic net loss per share:
Numerator
Net loss including non-controlling interests	$(2,439)	$(1,204)	$(1,449)	$(9,738)
Net income (loss) attributable to non-controlling interests, net of tax	(15)	2	(61)	(2)
Net loss attributable to common stockholders	$(2,424)	$(1,206)	$(1,388)	$(9,736)
Denominator
Basic weighted-average common stock outstanding	1,898,954	1,979,299	1,877,655	1,964,483
Basic net loss per share attributable to common stockholders (1)	$(1.28)	$(0.61)	$(0.74)	$(4.96)
Diluted net loss per share:
Numerator
Net loss attributable to common stockholders	$(2,424)	$(1,206)	$(1,388)	$(9,736)
Net loss attributable to Freight Holding convertible common shares non-controlling interest, net of tax	—	—	(27)	(49)
Diluted net loss attributable to common stockholders	$(2,424)	$(1,206)	$(1,415)	$(9,785)
Denominator
Number of shares used in basic net loss per share computation	1,898,954	1,979,299	1,877,655	1,964,483
Weighted-average effect of potentially dilutive securities:
Assumed redemption of Freight Holding convertible common shares, non-controlling interest	—	—	1,342	3,745
Diluted weighted-average common stock outstanding	1,898,954	1,979,299	1,878,997	1,968,228
Diluted net loss per share attributable to common stockholders (1)	$(1.28)	$(0.61)	$(0.75)	$(4.97)
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Freight Holdings contingently redeemable preferred stock	9,077	25,914	9,077	25,914
Convertible notes	20,655	18,503	22,604	18,503
RSUs	75,161	107,191	75,161	107,191
Stock options	24,694	21,126	24,694	21,126
Common stock subject to repurchase	4,540	2,993	4,540	2,993
Shares committed under ESPP	2,758	5,617	2,758	5,617
Warrants to purchase common stock	73	73	73	73
Total	136,958	181,417	138,907	181,417

Note 11 – Segment Information and Geographic Information
We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance.
Our three operating and reportable segments are as follows:

Segment	Description

Mobility	Mobility products connect consumers with Drivers who provide rides in a variety of vehicles, such as cars, auto rickshaws, motorbikes, minibuses, or taxis. Mobility also includes activity related to our financial partnerships products.

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
Our segment operating performance measure is segment Adjusted EBITDA. The CODM does not evaluate operating segments using asset information and, accordingly, we do not report asset information by segment. Segment Adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, operations and support, sales and marketing, and general and administrative and research and development expenses associated with our segments. Segment Adjusted EBITDA also excludes non-cash items or items that management does not believe are reflective of our ongoing core operations (as shown in the table below). The following table provides information about our segments and a reconciliation of total segment Adjusted EBITDA to loss from operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Segment Adjusted EBITDA:
Mobility	$544	$898	$1,021	$2,287
Delivery	(12)	181	(373)	310
Freight	(35)	1	(105)	8
All Other	—	—	(11)	—
Total segment Adjusted EBITDA	497	1,080	532	2,605
Reconciling items:
Corporate G&A and Platform R&D (1), (2)	(489)	(564)	(1,392)	(1,557)
Depreciation and amortization	(218)	(227)	(656)	(724)
Stock-based compensation expense	(281)	(482)	(834)	(1,311)
Legal, tax, and regulatory reserve changes and settlements	98	(283)	(593)	(651)
Goodwill and asset impairments/loss on sale of assets	—	—	(57)	(17)
Acquisition, financing and divestitures related expenses	(23)	(19)	(85)	(39)
Accelerated lease costs related to cease-use of ROU assets	—	—	(2)	—
COVID-19 response initiatives	(10)	—	(51)	(1)
Loss on lease arrangements, net	—	—	—	(7)
Restructuring and related charges	—	—	—	(2)
Legacy auto insurance transfer (3)	(103)	—	(103)	—
Mass arbitration fees, net	(43)	—	(43)	14
Loss from operations	$(572)	$(495)	$(3,284)	$(1,690)
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
(3) On September 27, 2021, Aleka Insurance, Inc., our wholly-owned captive insurance subsidiary, entered into a Loss Portfolio Transfer Reinsurance Agreement (the “LPTA”) with James River Group companies (“James River”) effective July 1, 2021. Pursuant to the LPTA, our captive insurance subsidiary reinsured certain automobile liability insurance risks relating to activity on our platform between 2013 and 2019 in exchange for payment by James River to our captive insurance subsidiary of a premium in the amount of $345 million (“Premium”). Subsequent to the LPTA, we retain substantially all of the liabilities on these policies when taken together with previous risk transfer arrangements. In connection with the LPTA, claims currently administered by James River were transferred to a third-party claims administrator for ongoing handling (the “Transferred Claims”) at our expense. The liabilities associated with the Transferred Claims were re-evaluated as of September 30, 2021, and adverse development was recognized on certain of those liabilities. During the third quarter of 2021, we recognized a $103 million charge in our condensed consolidated statement of operations consisting of the difference between the Premium and the assumed liabilities (including the cost of future claims administration), expenses associated with the LPTA, and the adverse development on the Transferred Claims.
Note 12 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2021 and September 30, 2022, we had recorded aggregate liabilities of $2.2 billion, of which $1.3 billion relate to non-income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
In addition, in January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and in August 2021, the Alameda County Superior Court ruled that Proposition 22 is unconstitutional. On September 21, 2021, the State of California filed an appeal of that decision with the California Court of Appeal, and the Protect App-Based Drivers and Services organization, who intervened in the matter, has also filed an appeal. Oral argument has yet to be scheduled in that matter.
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. The complaint was served on July 20, 2020 and Uber filed a motion to dismiss the complaint on September 24, 2020, which was denied on March 25, 2021. A summary judgment motion was filed in September 2021, and we filed a motion in which we argue that the motion is premature. The court granted our motion to defer the summary judgment motion on January 12, 2022 and summary judgment papers will be fully briefed by May 31, 2023. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
Swiss Social Security Rulings
Several Swiss administrative bodies have issued decisions in which they classify Drivers as employees of Uber Switzerland, Rasier Operations B.V. or of Uber B.V. for social security or labor purposes. We are challenging each of them before the Social Security and Administrative Tribunals.
In April 2021, a ruling was made that Uber Switzerland could not be held liable for social security contributions. The litigations with regards to Uber B.V. and Rasier Operations B.V. are still pending for years 2014 to 2019. In January 2022, the Social Security Tribunal of Zurich reclassified drivers who have used the App in 2014 as dependent workers of Uber B.V. and Rasier Operations B.V. from a social security standpoint, but this ruling has been appealed before the Federal Tribunal and has no impact on our current operations. On June 3, 2022, the Federal Tribunal issued two rulings by which both Drivers and Couriers in the canton of Geneva are classified as employees of Uber B.V. and Uber Switzerland GmbH.
Following this ruling, we received a request for information from the SVA Zürich that states that Couriers shall be considered employees for social security purposes since the launch of Uber Eats. The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2022.
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

On June 23, 2021, we received a compliance notice from the UK pension regulator to facilitate our auto-enrollment implementation. We have completed the enrollment of eligible drivers in the UK into a pension plan. While the ultimate resolution of these matters is uncertain, we have recorded an accrual for these matters within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2022.
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
The NJDOL has expressed its intention to audit later years. The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2022.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period.
In 2022, we have received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for years 2018 - 2020 covering couriers who used the Postmates platform.
The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2022.
New York Department of Labor
In February 2020, the New York Department of Labor (“NYDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2013 through 2020. The NYDOL made an informal assessment in October 2022, against Uber. The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2022.
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
On October 31, 2022, we resolved all outstanding HMRC VAT claims related to periods prior to our model change on March 14, 2022. We do not expect any significant impact to our statement of operations as we have adequate reserves recorded as of September 30, 2022, related to this resolution. We expect a cash outflow of approximately GBP 615 million during the fourth quarter of 2022 for this resolution.
As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK is a merchant of transportation and is required to remit VAT on Gross Bookings, which we are remitting under the Value Added (Tour Operators) Order 1987. As part of our ongoing discussions with HMRC we anticipate that they will review our VAT remittance as a merchant of transportation. We believe that our VAT remittance is appropriate, however there is uncertainty in the HMRC's review and any reasonably possible loss or range of loss cannot be estimated.
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
Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2021 and September 30, 2022 were $3.9 billion and $4.0 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2021 and September 30, 2022 were $1.0 billion and $1.1 billion, respectively.
Freight Holding
As of September 30, 2022, we own the majority of the issued and outstanding capital stock of Freight Holding and report a non-controlling interest as further described in Note 14 – Non-Controlling Interests.
Careem Qatar
The assets and operations in Careem Qatar had not been transferred to us as of September 30, 2022. Transfer of the assets and operations of Careem Qatar will be subject to a delayed closing pending timing of regulatory approval. We have rights to all residual interests in the Careem Qatar entity which is considered a variable interest. We are exposed to losses and residual returns of the Careem Qatar entity through the right to all of the proceeds from either the divestiture or the eventual legal transfer, upon regulatory approval, of the Careem Qatar entity.

Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amounts of both assets and liabilities recognized on the condensed consolidated balance sheets related to unconsolidated VIEs was $598 million as of December 31, 2021 and $530 million as of September 30, 2022 and represents our maximum exposure to loss associated with the unconsolidated VIEs.
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
Note 14 – Non-Controlling Interests
Freight Holding
As of December 31, 2021 and September 30, 2022, we owned 78% and 74%, respectively, of the issued and outstanding capital stock of our subsidiary Freight Holding, or 75% and 74%, respectively, on a fully-diluted basis if all common shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. The minority stockholders of Freight Holding include: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) employees who hold fully vested shares.
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
As of September 30, 2022, a total of 85.0 million shares of Freight Holding were reserved, of which 67.4 million shares were available for grant and issuance under the 2022 Freight Holding Plan.
Additional investment in Freight Series A Preferred Stock
In October 2020, Freight Holding entered into a Series A preferred stock purchase agreement (“2020 Freight Series A Preferred Stock Purchase Agreement”) with an outside investor (“2020 Freight Series A Investor”) to sell shares of Series A Preferred Stock (“Freight Series A”). Pursuant to the Freight Series A Preferred Stock Purchase Agreement, the 2020 Freight Series A Investor agreed to invest an aggregate of $500 million in Freight Holding, which occurred over a number of closings, subject to customary closing conditions.
In October 2020, the initial closing occurred pursuant to the Freight Series A Preferred Stock Purchase Agreement and the 2020 Freight Series A Investor invested $250 million in exchange for 124.7 million shares of Freight Series A preferred stock.
In August 2022, the second closing occurred pursuant to the Freight Series A Preferred Stock Purchase Agreement and the 2020 Freight Series A Investor invested an additional $250 million in exchange for 124.7 million shares of Freight Series A preferred stock. The 2020 Freight Series A Investor is considered a related party to Freight Holding.
Cornershop
In August 2021, we completed the acquisition of the remaining 45% ownership interest (or 47%, on a fully-diluted basis) in Cornershop Cayman’s (“Cornershop”), which operates an online grocery delivery platform primarily in Chile and Mexico, in an all-stock transaction. Following this transaction, Cornershop became our wholly-owned subsidiary and we derecognized the carrying value of redeemable non-controlling interests of $1.3 billion. Refer to Note 15 – Business Combination for further information.
Note 15 – Business Combination
Cornershop
In August 2021, we completed the acquisition of the remaining 45% ownership interest (or 47%, on a fully-diluted basis) in Cornershop in an all-stock transaction. As consideration for our acquisition of the remaining non-controlling interest, we issued 25 million shares of our common stock, including 4.6 million restricted shares issued to certain Cornershop employees. In addition, we issued 4 million stock options to replace assumed outstanding stock options. These replacement stock options attributable to post-acquisition service were included in our option activity and were recognized as stock-based compensation expense.
The acquisition was accounted for as an equity transaction, as we previously controlled and consolidated Cornershop. Accordingly, we did not recognize a gain or loss in our condensed consolidated statement of operations during the three months ended September 30, 2021. In connection with this acquisition, the previously recognized non-controlling interest was derecognized. Following this transaction, Cornershop became our wholly-owned subsidiary.
The total purchase price was determined to be $967 million, based on the number of shares issued and Uber’s share price on the closing date. The fair value of the 4.6 million restricted shares issued to certain Cornershop employees was determined to be $202 million. These shares are restricted and contingent on the employees’ continuing employment at the combined company for three years, beginning in August 2021. These restricted shares are considered compensation for post-combination services and will be recognized as stock-based compensation expense ratably over three years, beginning in August 2021.
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

Nine Months Ended September 30, 2021
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
In January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and in August 2021, the Alameda County Superior Court ruled that Proposition 22 is unconstitutional. On September 21, 2021, the State of California filed an appeal of that decision with the California Court of Appeal, and the Protect App-Based Drivers and Services organization, who intervened in the matter, has also filed an appeal. Oral argument has yet to be scheduled in that matter.
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
Financial and Operational Highlights

	Three Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	109	124	14%
Trips (2)	1,641	1,953	19%
Gross Bookings (2)	$23,113	$29,119	26%	32%
Revenue	$4,845	$8,343	72%	81%
Net loss attributable to Uber Technologies, Inc. (3)	$(2,424)	$(1,206)	50%
Mobility Adjusted EBITDA	$544	$898	65%
Delivery Adjusted EBITDA	$(12)	$181	**
Adjusted EBITDA (1), (2)	$8	$516	**

	Nine Months Ended September 30,
	2021	2022	% Change
Net cash provided by (used in) operating activities (4)	$(338)	$886	**
Free cash flow (1), (4)	$(556)	$693	**
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
(3) Net loss attributable to Uber Technologies, Inc. included stock-based compensation expense of $281 million and $482 million in the third quarter of 2021 and 2022, respectively.
(4) Net cash used in operating activities and free cash flow during the nine months ended September 30, 2021 reflected a $1.0 billion cash inflow related to a legacy auto insurance transfer. For additional information on the legacy auto insurance transfer, refer to the section titled “Liquidity and Capital Resources” for more information.

** Percentage not meaningful.
Highlights for the Third Quarter 2022
In the third quarter of 2022, our MAPCs were 124 million, growing 2 million, or 2%, quarter-over-quarter, and growing 14% compared to the same period in 2021.
Overall Gross Bookings increased to $29.1 billion in the third quarter of 2022, or 32% on a constant currency basis, compared to the same period in 2021. Mobility Gross Bookings grew 45% year-over-year, on a constant currency basis, primarily due to increases in Trip volumes as the business recovers from the impacts of the coronavirus pandemic (“COVID-19”). Freight Gross Bookings grew 335% year-over-year, on a constant currency basis, primarily attributable to the acquisition of Tupelo Parent, Inc. (“Transplace”) in the fourth quarter of 2021. Delivery Gross Bookings grew 13% year-over-year, on a constant currency basis, primarily driven by growth in the US & Canada.
Revenue was $8.3 billion, up 72% year-over-year. Revenue growth outpaced Gross Bookings growth primarily due to a $1.3 billion increase in our Freight business, primarily due to the acquisition of Transplace during the fourth quarter of 2021, and the net favorable impact to Mobility revenue of $1.1 billion as a result of business model changes in the UK.
Net loss attributable to Uber Technologies, Inc. was $1.2 billion, which includes the unfavorable impact of a pre-tax unrealized loss on debt and equity securities, net of $550 million primarily related to changes in the fair value of our marketable equity securities, including: a $641 million loss on our Didi investments, partially offset by a $90 million gain on our Aurora investment. Net loss attributable to Uber Technologies, Inc. also includes $482 million of stock-based compensation expense.
Adjusted EBITDA was $516 million, up $508 million compared to the same period in 2021. Mobility Adjusted EBITDA profit was $898 million, up $354 million compared to the same period in 2021. Delivery Adjusted EBITDA profit was $181 million, up $193 million from an Adjusted EBITDA loss of $12 million in the same period in 2021.
We ended the quarter with $4.9 billion in unrestricted cash and cash equivalents.
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
Equity Method Investments
Equity method investments primarily includes the results of our share of income or loss from our Yandex.Taxi joint venture.

Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

Revenue	$4,845	$8,343	$11,677	$23,270
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	2,438	5,173	6,247	14,352
Operations and support	475	617	1,330	1,808
Sales and marketing	1,168	1,153	3,527	3,634
Research and development	493	760	1,496	2,051
General and administrative	625	908	1,705	2,391
Depreciation and amortization	218	227	656	724
Total costs and expenses	5,417	8,838	14,961	24,960
Loss from operations	(572)	(495)	(3,284)	(1,690)
Interest expense	(123)	(146)	(353)	(414)
Other income (expense), net	(1,832)	(535)	1,821	(7,796)
Loss before income taxes and income (loss) from equity method investments	(2,527)	(1,176)	(1,816)	(9,900)
Provision for (benefit from) income taxes	(101)	58	(395)	(97)
Income (loss) from equity method investments	(13)	30	(28)	65
Net loss including non-controlling interests	(2,439)	(1,204)	(1,449)	(9,738)
Less: net income (loss) attributable to non-controlling interests, net of tax	(15)	2	(61)	(2)
Net loss attributable to Uber Technologies, Inc.	$(2,424)	$(1,206)	$(1,388)	$(9,736)
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	50%	62%	53%	62%
Operations and support	10%	7%	11%	8%
Sales and marketing	24%	14%	30%	16%
Research and development	10%	9%	13%	9%
General and administrative	13%	11%	15%	10%
Depreciation and amortization	4%	3%	6%	3%
Total costs and expenses	112%	106%	128%	107%
Loss from operations	(12)%	(6)%	(28)%	(7)%
Interest expense	(3)%	(2)%	(3)%	(2)%
Other income (expense), net	(38)%	(6)%	16%	(34)%
Loss before income taxes and income (loss) from equity method investments	(52)%	(14)%	(16)%	(43)%
Provision for (benefit from) income taxes	(2)%	1%	(3)%	—%
Income (loss) from equity method investments	—%	—%	—%	—%
Net loss including non-controlling interests	(50)%	(14)%	(12)%	(42)%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%	(1)%	—%
Net loss attributable to Uber Technologies, Inc.	(50)%	(14)%	(12)%	(42)%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and nine months ended September 30, 2022 compared to same period in 2021.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Revenue	$4,845	$8,343	72%	$11,677	$23,270	99%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Revenue increased $3.5 billion, or 72%, primarily attributable to an increase in Gross Bookings of 26%, or 32% on a constant currency basis. The increase in Gross Bookings was primarily driven by increases in Mobility Trip volumes as the business recovers from the impacts of COVID-19 and a $1.3 billion increase in Freight Gross Bookings resulting primarily from the acquisition of Transplace in the fourth quarter of 2021. Additionally, during the third quarter of 2022, we saw a $1.1 billion increase in Mobility revenue as a result of business model changes in the UK. We also saw a $164 million increase in Delivery revenue resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Revenue increased $11.6 billion, or 99%, primarily attributable to an increase in Gross Bookings of 31%, or 36% on a constant currency basis. The increase in Gross Bookings was primarily driven by increases in Mobility Trip volumes as the business recovers from the impacts of COVID-19 and a $4.4 billion increase in Freight Gross Bookings resulting primarily from the acquisition of Transplace in the fourth quarter of 2021. Additionally, during the first nine months of 2022, we saw a $2.2 billion net increase in Mobility revenue as a result of business model changes in the UK and an accrual made for the resolution of historical claims in the UK relating to the classification of drivers. We also saw a $751 million increase in Delivery revenue resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided.

Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Cost of revenue, exclusive of depreciation and amortization	$2,438	$5,173	112%	$6,247	$14,352	130%
Percentage of revenue	50%	62%		53%	62%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Cost of revenue, exclusive of depreciation and amortization, increased $2.7 billion, or 112%, mainly due to a $898 million increase in Freight Carrier payments resulting from the acquisition of Transplace in the fourth quarter of 2021, a $808 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of business model changes in the UK, a $282 million increase in insurance expense primarily due to an increase in miles driven in our Mobility business, and a $299 million increase in Courier payments and incentives that are recorded in cost of revenue for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Cost of revenue, exclusive of depreciation and amortization, increased $8.1 billion, or 130%, mainly due to a $3.1 billion increase in Freight Carrier payments resulting from the acquisition of Transplace in the fourth quarter of 2021, a $1.8 billion increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of business model changes in the UK, a $1.0 billion increase in insurance expense primarily due to an increase in miles driven in our Mobility business, and a $1.0 billion increase in Courier payments and incentives that are recorded in cost of revenue for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Operations and support	$475	$617	30%	$1,330	$1,808	36%
Percentage of revenue	10%	7%		11%	8%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Operations and support expenses increased $142 million, or 30%, primarily attributable to a $107 million increase in employee headcount costs and $28 million increase in external contractor expenses.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Operations and support expenses increased $478 million, or 36%, primarily attributable to a $285 million increase in employee headcount costs, $104 million increase in external contractor expenses, and a $60 million increase in driver background check costs.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Sales and marketing	$1,168	$1,153	(1)%	$3,527	$3,634	3%
Percentage of revenue	24%	14%		30%	16%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Sales and marketing expenses decreased $15 million, or 1%, primarily attributable to a decrease in consumer discounts, rider facing loyalty expense, promotions, credits and refunds of $82 million to $521 million compared to $603 million in the same period in 2021, partially offset by an increase in employee headcount costs of $54 million, and an increase in stock-based compensation of $8 million.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Sales and marketing expenses increased $107 million, or 3%, primarily attributable to a $122 million increase in employee headcount costs, a $54 million increase in indirect advertising and marketing, and a $16 million increase in stock-based compensation, partially offset by a $92 million decrease in consumer discounts, rider facing loyalty expense, promotions, credits and refunds to $1.7 billion compared to $1.8 billion in the same period in 2021.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Research and development	$493	$760	54%	$1,496	$2,051	37%
Percentage of revenue	10%	9%		13%	9%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Research and development expenses increased $267 million, or 54%, primarily attributable to a $140 million increase in stock-based compensation and a $129 million increase in employee headcount costs.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Research and development expenses increased $555 million, or 37%, primarily attributable to a $331 million increase in stock-based compensation and a $274 million increase in employee headcount costs.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

General and administrative	$625	$908	45%	$1,705	$2,391	40%
Percentage of revenue	13%	11%		15%	10%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
General and administrative expenses increased $283 million, or 45%, primarily attributable to a $258 million increase in legal, tax, and regulatory reserve changes and settlements and a $78 million increase in employee headcount costs.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
General and administrative expenses increased $686 million, or 40%, primarily attributable to a $513 million increase in legal, tax, and regulatory reserve changes and settlements and a $223 million increase in employee headcount costs.
Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Depreciation and amortization	$218	$227	4%	$656	$724	10%
Percentage of revenue	4%	3%		6%	3%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Depreciation and amortization expenses increased $9 million, or 4%, primarily attributable to $21 million in additional amortization expenses primarily related to Transplace and The Drizly Group, Inc. (“Drizly”) intangible assets, partially offset by a $11 million decrease in depreciation primarily due to fixed assets that fully depreciated.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Depreciation and amortization expenses increased $68 million, or 10%, primarily attributable to $105 million in additional amortization expenses primarily related to Transplace and Drizly intangible assets, partially offset by a $40 million decrease in depreciation primarily due to fixed assets that fully depreciated in 2021.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Interest expense	$(123)	$(146)	19%	$(353)	$(414)	17%
Percentage of revenue	(3)%	(2)%		(3)%	(2)%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Interest expense increased $23 million, or 19%, primarily attributable to $13 million increase in interest expense on our term loans due to higher LIBOR rate and $8 million interest expense resulting from the issuance of our $1.5 billion 2029 Senior Notes in August 2021.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Interest expense increased $61 million, or 17%, primarily attributable to $43 million interest expense resulting from the issuance of our $1.5 billion 2029 Senior Notes in August 2021 and $18 million increase in interest expense on our term loans due to higher LIBOR rate.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Interest income	$10	$38	280%	$28	$66	136%
Foreign currency exchange gains (losses), net	(13)	(48)	(269)%	(38)	(76)	(100)%
Gain on business divestitures	—	14	**	1,684	14	(99)%
Unrealized loss on debt and equity securities, net	(2,031)	(550)	73%	(56)	(7,797)	**
Impairment of equity method investment	—	—	**	—	(182)	**
Revaluation of MLU B.V. call option	—	10	**	—	180	**
Other, net	202	1	(100)%	203	(1)	**
Other income (expense), net	$(1,832)	$(535)	71%	$1,821	$(7,796)	**
Percentage of revenue	(38)%	(6)%		16%	(34)%
** Percentage not meaningful.
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Unrealized loss on debt and equity securities, net decreased by $1.5 billion primarily due to changes in the fair value of our equity securities, including $641 million loss on our Didi investment, partially offset by a $90 million gain on our Aurora Investments recognized during the third quarter of 2022, compared with a $3.2 billion loss on our Didi investment, partially offset by a $994 million gain on our Zomato investment, a $102 million gain on our Aurora Investments and a $73 million net gain on our other investments in securities accounted for under the fair value option recognized during the third quarter of 2021. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Gain on business divestitures decreased $1.7 billion primarily due to a $1.6 billion gain on the sale of our ATG Business to Aurora recognized in the first quarter of 2021. For additional information, refer to Note 16 – Divestiture in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Unrealized loss on debt and equity securities, net increased by $7.7 billion primarily due to changes in the fair value of our equity securities, including $2.7 billion net loss on our Aurora Investments, a $2.4 billion net loss on our Grab investment, a $1.8 billion net loss on our Didi investment, a $747 million loss on our Zomato investment, as well as a $106 million net loss on our other investments in securities during the nine months ended September 30, 2022. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Impairment of equity method investment represents a $182 million impairment loss recorded on our MLU B.V. equity method investment. For additional information, refer to Note 4 – Equity Method Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Revaluation of MLU B.V. call option represents a $180 million net gain for the change in fair value of the call option granted to Yandex (“MLU B.V. Call Option”). For additional information, refer to Note 4 – Equity Method Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Provision for (benefit from) income taxes	$(101)	$58	**	$(395)	$(97)	(75)%
Effective tax rate	4%	(5)%		22%	1%
** Percentage not meaningful.
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Income tax benefit decreased by $159 million, primarily driven by the deferred U.S. tax impact related to our investment in Didi and current tax on our foreign earnings, offset by the deferred U.S. tax impact related to our investment in Zomato.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Income tax benefit decreased by $298 million, primarily driven by the deferred China and U.S. tax impact related to our investment in Didi and current tax on our foreign earnings, offset by the deferred U.S. tax impact related to our investments in Aurora, Grab, and Zomato.
Income (loss) from Equity Method Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Income (loss) from equity method investments	$(13)	$30	**	$(28)	$65	**
Percentage of revenue	—%	—%		—%	—%
** Percentage not meaningful.
Three and Nine Months Ended September 30, 2022 Compared with the Same Periods in 2021
Income (loss) from equity method investments increased by an immaterial amount due to an increase in our portion of the net income from our Yandex.Taxi joint venture.

Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery, and Freight. For additional information about our segments, see Note 11 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Mobility	$2,205	$3,822	73%	$4,676	$9,893	112%
Delivery	2,238	2,770	24%	5,942	7,970	34%
Freight	402	1,751	**	1,051	5,407	**
All Other	—	—	**	8	—	**
Total revenue	$4,845	$8,343	72%	$11,677	$23,270	99%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Mobility	$544	$898	65%	$1,021	$2,287	124%
Delivery	(12)	181	**	(373)	310	**
Freight	(35)	1	**	(105)	8	**
All Other	—	—	**	(11)	—	**
Corporate G&A and Platform R&D (1), (2)	(489)	(564)	(15)%	(1,392)	(1,557)	(12)%
Adjusted EBITDA (3)	$8	$516	**	$(860)	$1,048	**
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
** Percentage not meaningful.
Mobility Segment
For the three months ended September 30, 2022 compared to the same period in 2021, Mobility revenue increased $1.6 billion, or 73%, and Mobility Adjusted EBITDA profit increased $354 million, or 65%.
Mobility revenue increased primarily attributable to a $1.1 billion benefit from business model changes in the UK as well as an increase in Mobility Gross Bookings due to increases in Trip volumes as the business recovers from the impacts of COVID-19.
Mobility Adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue, partially offset by a $347 million increase in insurance expense as a result of an increase in miles driven and a $71 million increase in credit card processing costs.

For the nine months ended September 30, 2022 compared to the same period in 2021, Mobility revenue increased $5.2 billion, or 112%, and Mobility Adjusted EBITDA profit increased $1.3 billion, or 124%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings due to increases in Trip volumes as the business recovers from the impacts of COVID-19. Mobility revenue also had a net benefit of $2.2 billion from business model changes in the UK and an accrual made for the resolution of historical claims in the UK relating to the classification of drivers. Additionally, Mobility revenue in the first nine months of 2021 included the unfavorable net impact of $477 million in accruals for the resolution of historical claims in the UK relating to the classification of drivers.
Mobility Adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue, partially offset by a $1.0 billion increase in insurance expense as a result of an increase in miles driven and a $226 million increase in credit card processing costs.
Delivery Segment
For the three months ended September 30, 2022 compared to the same period in 2021, Delivery revenue increased $532 million, or 24%, and Delivery Adjusted EBITDA grew $193 million.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 13%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes. Delivery Take Rate improved to 20.2% from 17.4% compared to the same period in 2021 driven by an overall improvement in basket sizes. Additionally, we saw an increase in Delivery revenue and Take Rate resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Couriers for services provided.
Delivery Adjusted EBITDA improvement is primarily attributable to an increase in Delivery revenue, partially offset by a $371 million increase in cost of revenue as well as a $70 million increase in employee headcount costs.
For the nine months ended September 30, 2022 compared to the same period in 2021, Delivery revenue increased $2.0 billion, or 34%, and Delivery Adjusted EBITDA grew $683 million.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 13%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes. Delivery Take Rate improved to 19.2% from 15.6% compared to the same period in 2021 driven by an overall improvement in basket sizes. Additionally, we saw an increase in Delivery revenue and Take Rate resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Couriers for services provided.
Delivery Adjusted EBITDA improvement is primarily attributable to an increase in Delivery revenue, partially offset by a $1.2 billion increase in cost of revenue as well as a $172 million increase in employee headcount costs.
Freight Segment
For the three months ended September 30, 2022 compared to the same period in 2021, Freight revenue increased $1.3 billion, and Freight Adjusted EBITDA grew $36 million.
Freight revenue increased primarily attributable to the acquisition of Transplace in the fourth quarter of 2021. Additionally, the increase in Freight revenue is also driven by the growth in the number of Shippers and Carriers on the network combined with an increase in volumes with our top shippers.
Freight Adjusted EBITDA improvement is attributable to a $1.3 billion improvement in Freight revenue, partially offset by $1.2 billion of certain Shipper payments recorded in cost of revenue and a $101 million increase in employee headcount costs.
For the nine months ended September 30, 2022 compared to the same period in 2021, Freight revenue increased $4.4 billion, and Freight Adjusted EBITDA grew $113 million.
Freight revenue increased primarily attributable to the acquisition of Transplace in the fourth quarter of 2021. Additionally, the increase in Freight revenue is also driven by the growth in the number of Shippers and Carriers on the network combined with an increase in volumes with our top Shippers.
Freight Adjusted EBITDA improvement is attributable to a $4.4 billion improvement in Freight revenue, partially offset by $3.9 billion of certain Shipper payments recorded in cost of revenue and a $287 million increase in employee headcount costs.
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

(In millions)	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022

Mobility	$6,789	$6,773	$8,640	$9,883	$11,340	$10,723	$13,364	$13,684
Delivery	10,050	12,461	12,912	12,828	13,444	13,903	13,876	13,684
Freight	313	302	348	402	1,082	1,823	1,838	1,751
Take Rate is an operating metric and defined as revenue as a percentage of Gross Bookings.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net loss attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Adjusted EBITDA	$8	$516	**	$(860)	$1,048	**
** Percentage not meaningful.
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Adjusted EBITDA was $516 million, improving $508 million from an Adjusted EBITDA of $8 million in the same period in 2021. The improvement was primarily attributable to a $354 million increase in Mobility Adjusted EBITDA, a $193 million improvement in Delivery Adjusted EBITDA, as well as a $36 million increase in Freight Adjusted EBITDA, partially offset by a $75 million increase in Corporate G&A and Platform R&D costs.
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

 The following table presents a reconciliation of net loss attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022

Adjusted EBITDA reconciliation:
Net loss attributable to Uber Technologies, Inc.	$(2,424)	$(1,206)	$(1,388)	$(9,736)
Add (deduct):
Net income (loss) attributable to non-controlling interests, net of tax	(15)	2	(61)	(2)
Provision for (benefit from) income taxes	(101)	58	(395)	(97)
Loss (income) from equity method investments	13	(30)	28	(65)
Interest expense	123	146	353	414
Other (income) expense, net	1,832	535	(1,821)	7,796
Depreciation and amortization	218	227	656	724
Stock-based compensation expense	281	482	834	1,311
Legal, tax, and regulatory reserve changes and settlements	(98)	283	593	651
Goodwill and asset impairments/loss on sale of assets	—	—	57	17
Acquisition, financing and divestitures related expenses	23	19	85	39
Accelerated lease costs related to cease-use of ROU assets	—	—	2	—
COVID-19 response initiatives	10	—	51	1
Loss on lease arrangements, net	—	—	—	7
Restructuring and related charges	—	—	—	2
Legacy auto insurance transfer (1)	103	—	103	—
Mass arbitration fees, net	43	—	43	(14)
Adjusted EBITDA	$8	$516	$(860)	$1,048
(1) For further information, refer to Note 11 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Nine Months Ended September 30,
(In millions)	2021	2022
Free cash flow reconciliation:
Net cash provided by (used in) operating activities	$(338)	$886
Purchases of property and equipment	(218)	(193)
Free cash flow	$(556)	$693

Liquidity and Capital Resources

	Nine Months Ended September 30,
(In millions)	2021	2022

Net cash provided by (used in) operating activities	$(338)	$886
Net cash provided by investing activities	1,067	132
Net cash provided by financing activities	1,366	104
Operating Activities
Net cash provided by operating activities was $886 million for the nine months ended September 30, 2022, primarily consisting of $9.7 billion of net loss, adjusted for certain non-cash items, which primarily included $7.8 billion in unrealized losses from equity securities, $1.3 billion of stock-based compensation expense and $724 million depreciation and amortization as well as a $999 million decrease in cash consumed by working capital primarily driven by an increase in our accrued expenses and other current liabilities as well as insurance reserves.
Net cash used in operating activities was $338 million for the nine months ended September 30, 2021, primarily consisting of $1.4 billion of net loss, adjusted for certain non-cash items, which primarily included $1.7 billion gain on business divestitures, $656 million depreciation and amortization, and $834 million of stock-based compensation expense as well as a $444 million decrease in cash consumed by working capital primarily driven by an increase in our accrued expenses and other current liabilities. Net cash used in operating activities also reflected a $1.0 billion cash inflow related to a legacy auto insurance transfer. During the third quarter of 2021, in connection with the legacy auto insurance transfer, James River Group companies (“James River”) returned funds, previously presented as collateral held by insurer, to the trust account where the funds were previously held. Accordingly, the funds were reclassified from collateral held by insurer to non-current restricted cash and cash equivalents on our consolidated balance sheet as of December 31, 2021. For additional information on the legacy auto insurance transfer, refer to Note 11 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Investing Activities
Net cash provided by investing activities was $132 million for the nine months ended September 30, 2022, primarily consisting of proceeds from maturities and sales of marketable securities of $376 million, partially offset by $193 million in purchases of property and equipment and $59 million in acquisition of business, net of cash acquired.
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
Financing Activities
Net cash provided by financing activities was $104 million for the nine months ended September 30, 2022, primarily consisting of proceeds from sale of subsidiary stock units of $255 million, partially offset by $147 million of principal payments on finance leases.
Net cash provided by financing activities was $1.4 billion for the nine months ended September 30, 2021, primarily consisting of $1.5 billion of issuance of senior notes, net of issuance costs, partially offset by $195 million of principal repayment on Careem Notes, and $166 million of principal payments on finance leases.
Other Information
As of September 30, 2022, $2.9 billion of our $4.9 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of September 30, 2022, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. As the circumstances around COVID-19 remain uncertain, we continue to actively monitor COVID-19's impact to us worldwide including our financial position, liquidity, results of operations and cash flows.

Non-Income Tax Matters
On October 31, 2022, we resolved all outstanding HMRC (the tax regulator in the UK) VAT claims related to periods prior to our model change on March 14, 2022. We do not expect any significant impact to our statement of operations as we have adequate reserves recorded as of September 30, 2022, related to this resolution. We expect a cash outflow of approximately GBP 615 million during the fourth quarter of 2022 for this resolution. For additional information, see Note 12 – Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Purchase Commitments
As of September 30, 2022, there have been no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Recent Accounting Pronouncements
See Note 1 – Description of Business and Summary of Significant Accounting Policies, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $239 million as of September 30, 2022.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $7.8 billion and $8.6 billion as of December 31, 2021 and September 30, 2022, respectively. We did not have any marketable debt securities classified as short-term investments as of September 30, 2022. Our cash and cash equivalents consist of money market funds and cash deposits. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risk related to the carrying amounts of investments in other companies, including our minority-owned, privately-held affiliates and recently public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held affiliates and recently public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of September 30, 2022, the carrying value of our investments was $4.5 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
We acquired Tupelo Parent, Inc. (“Transplace”) in November 2021. As part of our ongoing evaluation of internal controls over financial reporting, we are reviewing the internal controls of Transplace and are making appropriate changes as we deem necessary. Other than the controls related to Transplace, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended September 30, 2022 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 12 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification

•State Unemployment Taxes
Legal Proceedings That Are Not Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended September 30, 2022 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
•We have experienced and may experience security or data privacy breaches or other unauthorized or improper access to, use of, alteration of or destruction of our proprietary or confidential data, employee data, or platform user data.
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

•We face risks related to our collection, use, transfer, disclosure, and other processing of data, which have resulted and may result in investigations, inquiries, litigation, fines, legislative and regulatory action, and negative press about our privacy and data protection practices.
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
Operational and Economic Risks Related to Our Business
Operational Risks
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
In addition, more than 150,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements, pursuant to which we have paid approximately $477 million as of September 30, 2022. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
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
•Freight. Our Freight offering competes with global and North American freight brokers and managed transportation providers such as C.H. Robinson, Total Quality Logistics, XPO Logistics, Convoy, Echo Global Logistics, Coyote, Transfix, DHL, and NEXT Trucking.
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
As a result of certain divestitures, we are contractually restricted from competing with our minority-owned affiliates with respect to certain aspects of our business, including in China through August 2023, Russia/CIS through February 2025, Southeast Asia through the later of March 2023 or one year after we dispose of all interests in Grab, India with respect to meal delivery through January 2023, and the United States, Canada, Australia, New Zealand and certain parts of Europe with respect to e-bikes and e-scooters through May 2023, while none of our minority-owned affiliates are restricted from competing with us anywhere in the world. Didi currently competes with us in certain countries in Latin America and in Australia. In addition, our Yandex.Taxi joint venture currently competes with us in certain countries in Europe and Africa. As Didi and our other minority-owned affiliates continue to expand their businesses, they may in the future compete with us in additional geographic markets. In addition, we are contractually restricted from competing with some of our majority-owned affiliates with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage.
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
We have incurred significant losses since inception. We incurred operating losses of $4.9 billion and $3.8 billion in the years ended December 31, 2020 and 2021, and as of September 30, 2022, we had an accumulated deficit of $33.4 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may continue to incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem, Postmates or other acquired companies, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 32,600 global employees as of September 30, 2022, of whom approximately 19,100 were located outside the United States. We expect the total number of our employees located outside the United States to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
As of September 30, 2022, we operated in approximately 70 countries, and markets outside the United States accounted for approximately 76% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors. For example, our acquisitions of Careem and Cornershop may not be successful and may negatively affect our operating results.
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

Our growth strategy has included the restructuring of our business and assets by divesting our business and assets in certain jurisdictions and partnering with and investing in local ridesharing, and delivery companies to participate in those markets rather than operate in those markets independently. Our growth strategy has also included the divestment of certain lines of businesses in its entirety, and not just in certain jurisdictions, and instead partnering and investing in our competitors in those lines of businesses. As a result, a significant portion of our assets includes minority ownership positions, including in Didi, Grab, our Yandex.Taxi joint venture, Lime, and Aurora.
Our ownership in these entities involves significant risks that are outside our control. We are not represented on the management team or board of directors of Didi, and therefore we do not participate in its day-to-day management or the actions taken by the board of directors of Didi. We are not represented on the management teams of Grab, our Yandex.Taxi joint venture, Lime or Aurora, and therefore do not participate in the day-to-day management of Grab, our Yandex.Taxi joint venture, Lime or Aurora. Although we are represented on each of the boards of directors of Grab, our Yandex.Taxi joint venture, Lime and Aurora, we do not have a controlling influence on those boards. As a result, the boards of directors or management teams of these companies may make decisions or take actions with which we disagree or that may be harmful to the value of our ownership in these companies. Additionally, these companies have expanded their offerings, and we expect them to continue to expand their offerings in the future, to compete with us in various markets throughout the world. While this could enhance the value of our ownership interest in these companies, our business, financial condition, operating results, and prospects would be adversely affected by such expansion into markets in which we operate.
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
In 2021, we generated 11% of our Mobility Gross Bookings from trips that either started or were completed at an airport. As a result of this concentration, our operating results are susceptible to existing regulations and regulatory changes that impact the ability of drivers using our platform to provide trips to and from airports. In addition, as a result of the COVID-19 pandemic, travel behavior changed and airline travel slowed, reducing the demand for Mobility to and from airports. Sustained declines in air travel due to COVID-19, or other travel-related health concerns, could continue to suppress demand for airport-related Mobility and reduce our Mobility Gross Bookings from airport trips. Certain airports currently regulate ridesharing within airport boundaries, including by mandating that ridesharing service providers obtain airport-specific licenses, and some airports, particularly those outside the United States, have banned ridesharing operations altogether. Despite such bans, some Drivers continue to provide Mobility services, including trips to and from airports, despite lacking the requisite permits. Such actions may result in the imposition of fines or sanctions, including further bans on our ability to operate within airport boundaries, against us or Drivers. Additional bans on our airport operations, or any permitting requirements or instances of non-compliance by Drivers, would significantly disrupt our operations. In addition, if drop-offs or pick-ups of riders become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, the number of Drivers or consumers could decrease, which would adversely affect our business, financial condition, and operating results. While we have entered into agreements with most major U.S. airports as well as certain airports outside the United States to allow the use of our platform within airport boundaries, we cannot guarantee that we will be able to renew such agreements on favorable terms if at all, and we may not be successful in negotiating similar agreements with airports in all jurisdictions.
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
We have experienced, and may experience security or privacy breaches or other unauthorized or improper access to, use of, disclosure of, alteration of or destruction of our proprietary or confidential data, employee data, or platform user data, which could cause loss of revenue, harm to our brand, business disruption, and significant liabilities.
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
Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. We have been subject to security and privacy incidents in the past and may be again in the future. For example, in September 2022, we experienced a cybersecurity incident where an attacker accessed several internal systems; the investigation regarding this incident is ongoing. As an earlier example, in May 2014, we experienced a data security incident in which an outside actor gained access to certain personal information belonging to Drivers through an access key written into code that an employee had unintentionally posted publicly on a code-sharing website used by software developers (the “2014 Breach”). In October and November of 2016, outside actors downloaded the personal data of approximately 57 million Drivers and consumers worldwide (the “2016 Breach”). The accessed data included the names, email addresses, mobile phone numbers, and drivers’ license numbers of approximately 600,000 Drivers, among other information. For further information on this incident, see the risk factors titled “—We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, state Attorney General (“AG”) offices, and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business” and “—We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative, and regulatory action, and negative press about our privacy and data protection practices,” below. As we expand our operations, we may also assume liabilities for breaches experienced by the companies we acquire. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform, as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents, or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. In addition, in July 2020, Drizly publicly disclosed that it had been subject to a data security incident that allowed access to certain personal information of customers on its platform, and in November 2021 Drizly obtained final court approval of a settlement in a resulting class action litigation. Moreover, in October 2022, the FTC announced a proposed order relating to the data security incident. The proposed order will be available for public comment, after which the FTC will decide whether to make the proposed order final. If Drizly becomes subject to additional liability or regulatory or court orders as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Drizly or we experience, we may face harm to our brand, business disruption, and significant liabilities. Security and privacy incidents have led to, and may continue to lead to, additional regulatory scrutiny.
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
Cyberattacks, including computer malware, ransomware, viruses, denial of service attacks, spamming, phishing and social engineering attacks could harm our reputation, business, and operating results.
We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms and mobile payment systems, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by platform users, employees, and job candidates. Cyberattacks that leverage computer malware, ransomware, viruses, denial of service attacks, spamming, phishing, and social engineering have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Cyberthreats are constantly evolving and employing more sophisticated attack techniques. Our detection capabilities may not be sufficient to prevent or detect a sophisticated cyberattacker, such as a nation state using a zero day exploit or unknown malware. Breaches of our facilities, network, applications, identity management solutions or data security could disrupt the security of our systems and platforms, impair our ability to protect data, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our reputation, business and operating results. In addition, our increase in hybrid and remote working arrangements may heighten the foregoing risks.
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
Our performance is subject to economic conditions and their impact on levels of discretionary consumer spending. Some of the factors that have an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. A deterioration of general macroeconomic conditions, including slower growth or recession, inflation and higher interest rates, or decreases in consumer spending power may harm our results of operations. For example, inflation has increased and is expected to increase our insurance costs. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected. In such circumstances, consumers may choose to use one of our lower price-point products over a higher Gross Bookings per Trip offering, may choose to forgo our offerings for lower-cost personal vehicle or public transportation alternatives, or may reduce total miles traveled as economic activity decreases. Such a shift in consumer behavior may reduce our network liquidity and may harm our business, financial condition, and operating results. Likewise, small businesses that do not have substantial resources, including many of the merchants in our network, tend to be more adversely affected by poor economic conditions than large businesses. Further, because spending for food purchases from merchants is generally considered discretionary, any decline in consumer spending may have a disproportionate effect on our Delivery offering. If spending at many of the merchants in our network declines, or if a significant number of these merchants go out of business, consumers may be less likely to use our products and offerings, which could harm our business and operating results. Alternatively, if economic conditions improve, it could lead to Drivers obtaining additional or alternative opportunities for work, which could negatively impact the number of Drivers on our platform, and thereby reduce our network liquidity.
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
As of September 30, 2022, we had total outstanding indebtedness of $9.4 billion aggregate principal amount. In addition, up to approximately $155 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of September 30, 2022. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. U.S. tax legislation enacted on December 22, 2017, and modified in 2020, the Tax Cuts and Jobs Act (“the Act”), has significantly changed the U.S. federal income taxation of U.S. corporations. The legislation and regulations promulgated in connection therewith remain unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and incremental implementing regulations by the U.S. Treasury and U.S. Internal Revenue Service (the “IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it remains unclear in some instances how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Beginning on January 1, 2022, the Act eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize these expenses. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not repealed or modified, our financial condition, operating results, and cash flows may be adversely impacted by this legislation. In August 2022, the Inflation Reduction Act, or the IRA, was enacted, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. Pending further guidance, it is possible that the IRA could increase our future tax liability, which could in turn adversely impact our business and future profitability.
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
As of December 31, 2021, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $14.9 billion and $12.4 billion, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2018 will begin to expire in 2031, and the state net operating loss carryforward amounts of $10.2 billion will begin to expire in 2022. As of December 31, 2021, we also had foreign net operating loss carryforwards of $11.1 billion, of which $507 million will begin to expire in 2023. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-ownership change U.S. federal net operating loss carryforwards and other pre-ownership change U.S. federal tax attributes, such as research tax credits, to offset its post-ownership change income may be limited. Many U.S. states follow similar rules for restricting use of tax attributes after an ownership change. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards and other tax attributes to offset U.S. federal and state taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
As of September 30, 2022, our platform is available in approximately 10,500 cities across approximately 70 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
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
Additionally, effective January 1, 2021, the United Kingdom exited from the European Union (“EU”), an event commonly referred to as Brexit. The UK represented approximately 8.1% of our global Mobility Gross Bookings during the nine months ended September 30, 2022.
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
We are the subject of DOJ inquiries and investigations, as well as enforcement inquiries and investigations by other federal, state and local government agencies and other regulators abroad. Those inquiries and investigations cover a broad range of matters, including but not limited to, our business practices, such as fees, pricing, and related disclosures, relationships with third parties, and data privacy and security incidents. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the U.S. Federal Trade Commission (the “FTC”), which the FTC Commissioners approved in October 2018. In November and December 2018, UK, Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. In addition, in July 2022, we entered into a non-prosecution agreement with the DOJ concerning its investigation into our handling of the 2016 Breach. The 2016 Breach has led to, and it, as well as other security incidents we experience, may continue to lead to, costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. As another example, the California Public Utilities Commission (the “CPUC”) issued a proposed $59 million fine against us for not producing certain information, including personal information related to incidents disclosed in our 2019 US Safety Report. We negotiated the total payment to $9.15 million ($150,000 as a fine and $9 million to fund safety initiatives), which was approved by the CPUC in December 2021. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business. In addition, in March 2022, Uber Technologies, Inc. and Uber B.V. were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2014 Breach and the 2016 Breach. These and any past or future privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biennial third-party assessments, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties for, amongst other activities, future failure to report security incidents. In November and December 2018, UK, Dutch and French supervisory authorities imposed fines totaling approximately $1.6 million. We have also entered into settlement agreements with numerous state enforcement agencies. For example, in January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In addition, in September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. In addition, in March 2022, Uber Technologies, Inc. and Uber B.V. were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018. Additionally, in July 2022, we entered into a non-prosecution agreement with the DOJ concerning its investigation into our handling of the 2016 Breach. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. In addition, in July 2020, Drizly publicly disclosed that it had been subject to a data security incident that allowed access to certain personal information of customers on its platform, and in November 2021 Drizly obtained final court approval of a settlement in a resulting class action litigation. Moreover, in October 2022, the FTC announced a proposed order relating to the data security incident. The proposed order will be available for public comment, after which the FTC will decide whether to make the proposed order final. If Drizly becomes subject to additional liability or regulatory or court orders as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Drizly or we experience, we may face harm to our brand, business disruption, and significant liabilities. Our insurance programs may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
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

UBER TECHNOLOGIES, INC.

Date: November 2, 2022	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2022	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)