Form 10-K
period 2022-12-31
Uber Technologies, Inc
filed 2023-02-21
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $38.9 billion based upon the closing price reported for such date on the New York Stock Exchange.
The number of shares of the registrant's common stock outstanding as of February 15, 2023 was 2,009,907,175.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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
•our ability to successfully respond to global economic conditions, including rising inflation and interest rates;
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

PART I
ITEM 1. BUSINESS
Overview
Uber Technologies, Inc. (“Uber,” “we,” “our,” or “us”) is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform (“platform(s)” or “Platform(s)”). We connect consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, and connect Riders and other consumers (“Eater(s)”) with restaurants, grocers and other stores (collectively, “Merchants”) with delivery service providers (“Couriers”) for meal preparation, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Couriers are collectively referred to as “Driver(s).” We also connect consumers with public transportation networks. We use this same network, technology, operational excellence and product expertise to connect shippers (“Shipper(s)”) with carriers (“Carrier(s)”) in the freight industry by providing Carriers with the ability to book a shipment, transportation management and other logistics services. Uber is also developing technologies designed to provide new solutions to everyday problems.
Our technology is available in approximately 70 countries around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe, the Middle East, Africa, and Asia (excluding China and Southeast Asia).
Our Segments
As of December 31, 2022, we had three operating and reportable segments: Mobility, Delivery and Freight. Mobility, Delivery and Freight platform offerings each address large, fragmented markets.
Mobility
Our Mobility offering connects consumers with a wide range of transportation modalities, such as ridesharing, carsharing, micromobility, rentals, public transit, taxis, and more—helping customers go almost anywhere they need. We believe our global leadership position—and the vast amount of marketplace data that comes along with it—means that we have the best technical and data platform to innovate faster than other companies with similar products.
We believe our scale and global availability allows our Mobility segment to offer better consumer experiences to riders in a variety of vehicle types, providing consumers with higher reliability and Drivers with better earnings opportunities. Mobility also includes activity related to our financial partnerships products and advertising. We also participate in certain regions through our minority-owned affiliates.
Delivery
Our Delivery offering allows consumers to search for and discover the best of local commerce—from restaurants to grocery, alcohol, convenience and other retailers—order a meal or other items, and either pick-up at the restaurant or have it delivered. We launched our Delivery app, Uber Eats, over seven years ago, and the business now includes the applications Postmates, Drizly and Cornershop across different markets. We believe our Delivery offering increases consumer engagement with the Uber platform overall, which in turn results in broader reach for our Merchants who can attract Uber Eats consumers from Uber without increasing their own costs. For Drivers, we believe the Delivery offering leverages, and has expanded our earner base by increasing utilization and earnings across the network. We also believe it also attracts new Drivers to the platform who do not have access to Mobility-qualified vehicles. Over the last several years our Delivery business has expanded to include Uber Direct, our white-label Delivery-as-a-Service offering to retailers and restaurants around the world, as well as advertising opportunities.
Freight
We believe that Freight is revolutionizing the logistics industry. Freight powers a managed transportation and logistics network and connects Shippers and Carriers in a digital marketplace to move shipments while leveraging our proprietary technology, brand awareness, and experience revolutionizing industries. Freight provides an on-demand platform to automate and accelerate logistics transactions end-to-end while providing visibility and control of logistics networks. Freight connects Carriers with Shippers’ shipments available on our platform, and gives Carriers upfront, transparent pricing and the ability to book a shipment with the touch of a button. Freight serves Shippers ranging from small- and medium-sized businesses to global enterprises. By leveraging logistics solutions expertise and value-add solutions, Freight enables Shippers to create and tender shipments, secure capacity on demand with real-time pricing, and track those shipments from pickup to delivery. Freight operations are principally based in North America and Europe. We believe that all of these factors represent significant efficiency improvements over traditional transportation management and freight brokerage providers.

Platform Synergies
Our Platform
The foundation of our platform is our massive network, leading technology, operational excellence, and product expertise. Together, these elements power movement from point A to point B.

Massive Network
Our massive, efficient, and intelligent network consists of tens of millions of Drivers, consumers, Merchants, Shippers and Carriers, as well as underlying data, technology, and shared infrastructure. Our network becomes smarter with every trip. In approximately 10,500 cities around the world (as of December 31, 2022), our network powers movement at the touch of a button for millions, and we hope eventually billions, of people.

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
We believe that all of these synergies serve the customer experience, enabling us to attract new platform users and to deepen engagement with existing platform users. Both of these dynamics grow our network scale and liquidity, which further increases the value of our platform-to-platform users. For example, Delivery attracts new consumers to our network—for the three months ended December 31, 2022, over 61% of first-time Delivery consumers were new to our platform. Additionally, for the three months ended December 31, 2022, consumers who used both Mobility and Delivery generated 10.9 Trips per month on average, compared to 4.6 Trips per month on average for consumers who used a single offering in cities where both Mobility and Delivery were offered. We believe that these trends will improve as we further leverage the power of our platform.
With our platform, we are making it even easier for our consumers to unlock convenience. In 2020, we rolled out our “Super App” view on iOS and Android, which combines our multiple offerings into a single app and is designed to remove friction for our consumers. During November 2021, we launched Uber One in the United States as our single cross-platform membership program that brings together the best of Uber. Uber One members have access to discounts, special pricing, priority service, and exclusive perks across our rides, delivery and grocery offerings. Our Uber Pass and Eats Pass membership programs continue to remain available in select cities as a subscription offering. Our membership programs are designed to make utilizing our suite of products a seamless and rewarding experience for our consumers. We exited 2022 with nearly 12 million members for our Uber One, Uber Pass, Eats Pass and Rides Pass membership programs.
We are also utilizing our data and scale to offer marketplace-centric advertising to connect merchants and brands with our platform network and unlocking cross-platform advertising formats. During October 2022, we officially launched Uber’s advertising division and introduced Uber Journey Ads, an engaging way for brands to connect with consumers throughout the entire ride process. We now offer a model that enables brands to partner with Uber on a variety of advertising options on the Uber and Uber Eats apps, and beyond, while connecting with consumers in brand-safe and captivating ways. We also provide comprehensive reporting and analysis, which helps brands fine-tune their understanding of consumers and create more impactful campaigns as they connect with consumers at relevant points throughout their journeys and transactions. During the fourth quarter of 2022, active advertising merchants exceeded 315,000. We believe that our advertising further strengthens the power of our platform and will continue to do so as we onboard more advertisers.
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
•Delivery. Our Delivery offering competes with numerous companies in the meal, grocery and other delivery space in various regions for drivers, consumers, and merchants, including Amazon, Deliveroo, Delivery Hero, DoorDash, Gopuff, iFood, Instacart, Just Eat Takeaway, and Rappi. Our Delivery offering also competes with restaurants, meal kit delivery services, grocery delivery services, and traditional grocers.
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
In addition, many jurisdictions have adopted regulations that apply to how we classify the Drivers who use our platform. For example, California’s Assembly Bill 5 (“AB5”), which went into effect in January 2020, codified a test to determine whether a worker is an employee under California law. The California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint under AB5, alleging that drivers are misclassified, and sought an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers. Although the Court issued a preliminary injunction enjoining Uber and Lyft from classifying drivers as independent contractors during the pendency of the lawsuit, the parties were granted a stipulation to dissolve the injunction in April 2021. In November 2020, California voters approved Proposition 22, a California state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Proposition 22 went into effect in December 2020 and as a result of the passage of Proposition 22, Drivers are able to maintain their status as independent contractors under California law, and we and our competitors are required to comply with the provisions of Proposition 22. See the section titled “Risk Factors” included in Part I, Item 1A and “Note 14 – Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
In addition, many jurisdictions have municipal bodies that adopted and will adopt regulations that govern our business. For example:
•In London, Transport for London (“TfL”) scrutinizes our business on an on-going basis and we are subject to license reviews at renewal. In November 2019, TfL declined to issue us a license, finding that we were not “fit and proper,” including with respect to confidence in our change and release management processes. We successfully appealed and since September 2020, we have been operating under a license in London. Our current TfL license, a 30 month operating license, was granted to us in May 2022.
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
Data Privacy and Protection
Our technology platform, and the user data we collect and process to run our business, are an integral part of our business model and, as a result, our compliance with laws dealing with the collection and processing of personal data is core to our strategy to improve platform user experience and build trust. Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personal data, and these laws are increasing in number, enforcement, fines, and other penalties. Two examples of such regulations that have significant implications for our business are the European Union’s General Data Protection Regulation (the “GDPR”), a law which went into effect in May 2018 and implemented more stringent requirements for processing personal data relating to individuals in the EU, and the California Consumer Privacy Act (the “CCPA”), which went into effect in January 2020 and established new consumer rights and data privacy and protection requirements for covered businesses. U.S. state, city, federal, and foreign regulators are expected to continue proposing and adopting significant laws impacting the processing of personally identifiable information and other data relating to individuals, such as the California Privacy Rights Act (“CPRA”) passed in California (effective in January 2023), and a draft data protection bill pending in India.
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
Seasonality
Mobility
We typically expect to experience seasonal impacts to our operating results as we generate higher Gross Bookings in our fourth quarter compared to other quarters due in part to fourth-quarter holiday and business demand, and typically generate lower Gross Bookings in our third quarter compared to other quarters due in part to less usage of our platform during peak vacation season in North America and Europe. We have typically experienced quarter-over-quarter declines in Mobility in the first quarter. In 2022, we experienced altered seasonality as a result of the COVID-19 pandemic and related restrictions. These primarily relate to COVID-19 variant outbreaks that drove lower Mobility volume and higher Delivery volume. We expect that seasonality will return to its historic patterns as recovery from the pandemic continues.
Delivery
We typically expect to experience seasonal impacts to our operating results with increases in our Gross Bookings in the first and fourth quarters compared to the second and third quarters, although the historical growth of Delivery has masked these seasonal fluctuations. In 2022, we experienced altered seasonality as a result of the COVID-19 pandemic and related restrictions. These primarily relate to COVID-19 variant outbreaks that drove lower Mobility volume and higher Delivery volume. We expect that seasonality will return to its historic patterns as recovery from the pandemic continues.
Human Capital at Uber
Employees
We are a global company and as of December 31, 2022, we and our subsidiaries had approximately 32,800 employees globally and operations in approximately 70 countries and approximately 10,500 cities around the world. Our human capital strategies are developed and managed by our Chief People Officer, who reports to the CEO, and are overseen by the Compensation Committee and the Board of Directors.
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors.
Our Board of Directors recognizes the strategic importance of these issues and the Compensation Committee has incorporated employee retention metrics into the compensation packages of our most senior executives.
Adapting to a New Way of Working. In 2022, more than two years after we asked employees who were able to do so work remotely in light of the COVID-19 pandemic, we reopened our offices and welcomed our employees back to the office. The world of work has changed significantly in the last two years, and in response we have evolved our work philosophy to reflect all that we have learned and what we believe will produce the best results for our employees and our business going forward. Our work model has shifted to a hybrid model where employees have flexibility to work from home.
Employee Engagement. To attract and retain the best talent, we strive to establish a culture where people of all backgrounds can find a sense of belonging and are able to achieve their highest capability. We measure how successful we have been in establishing the culture we need through employee engagement surveys and related tools. We historically conducted a semi-annual workforce survey that measures employee engagement, overall satisfaction, and well-being. But in 2021, we made a shift toward continuous listening by collecting feedback from employees throughout the year and through various channels. We use the results of these regular checks to better understand employees’ needs and support their teams on topics such as well-being, inclusivity, fairness, rewards and recognition, and growth opportunities. For example, our hybrid return-to-office approach was shaped based on employee feedback. In addition to the engagement survey results, we also monitor the health of our workforce and the success of our people operations through monitoring metrics such as attrition, retention, and offer acceptance rates, as well as sexual orientation, gender and ethnic diversity.
Employee Development and Retention. We believe that employees who have opportunities for development are more engaged, satisfied, and productive. Employees are empowered to drive their own growth, whether by learning on the job, finding stretch assignments, participating in mentorship, or identifying their next opportunity within Uber through internal mobility programs. Employees have access to an internal jobs marketplace for full-time jobs as well as short-term stretch assignments that enable them to have an impact on other areas of the business. Our goal is to help all employees be their best selves by providing programs and resources that promote wellness and productivity. This helps our diverse employee base manage life’s expected and unexpected events. Globally, Uber offers competitive benefits packages to our employees and their families. We provide competitive benefits as well as offerings tailored to our unique populations.
For additional discussion, see the risk factor titled “—Our business depends on retaining and attracting high-quality personnel, and continued attrition, future attrition, or unsuccessful succession planning could adversely affect our business.” included in Part I, Item 1A of this Annual Report on Form 10-K as well as our 2022 People and Culture Report, which is available on our website. The information in the 2022 People and Culture report is not a part of this Form 10-K.
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
As a company that powers movement, it is our goal to ensure that everyone can move freely and safely, whether physically, economically, or socially. To do that, we strive to help fight the racism that persists across society, be a champion for equity, and create opportunities for all, both inside and outside our company. In July 2020, we announced commitments to becoming a more anti-racist company and since then, we have made progress on our commitment to build racial equity internally and externally. For example, with the goal of ridding racism from our platform, we rolled out anti-racism and unconscious bias training for riders and drivers in the United States and Brazil.
For more information regarding our Diversity and Inclusion efforts, please see our 2022 People and Culture Report and our 2022 ESG Report, which are available on our website. The information in these reports is not a part of this Form 10-K.
Driver and Courier Well-Being
In addition to employees discussed above, our business also depends on our ability to attract and engage Drivers, consumers, Merchants, Shippers, and Couriers, as well as contractors and consultants that support our global operations.
In relation to those individuals who earn income on our platform, Uber is one of the largest open platforms for work in the world, providing accessible, flexible work in approximately 70 countries. Drivers are key parts of the marketplaces that Uber has created through its apps. A diverse set of people choose to use our platform to earn income without having to apply for, or work the fixed schedules associated with, traditional employment. We believe this flexibility is an improvement over traditional work schedules and is something we believe can and should remain available to anyone who chooses platform-based work. Uber monitors regional and global driver attraction, retention and satisfaction rates.
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
•Advocacy: We have advocated for wider policy solutions to improve access to protections and benefits for independent workers. We believe all work should be treated equally. We also believe that legislative reform is needed to modernize the social safety net. This includes requiring Uber—and other app based companies—to provide benefits and protections to their users without compromising the flexibility of their use of the app. Some recent examples of our advocacy to preserve flexibility of work while expanding access to benefits and protections are as follows:
◦In Washington State, we welcomed a new law that preserves rideshare driver independence and confers new benefits such as minimum earnings guarantee, injury protection and paid sick leave.
◦In Chile, the legislature passed a law that incorporates platform workers into the government’s healthcare and pensions scheme and introduces new requirements for platform companies such as minimum earnings guarantee for time spent actively working, maintain on-app insurance coverage, and provide couriers with safety equipment.
•Protections and benefits: We partner with leading insurance companies around the world to pioneer protections for independent workers.
•Earnings: We are continually developing new technology that Drivers can use to acquire information that may help them save on costs and make informed choices about where and when to drive (based on when and where their earnings potential is highest).
•Learning and Growth: We have partnered with learning and academic institutions to provide opportunities to eligible Drivers and their family members through undergraduate degree programs and courses on entrepreneurship, skills development and language learning. For example, since its launch in 2018, our partnership with Arizona State University has enrolled nearly 5,000 Drivers and their family members in undergraduate degree programs online.
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
For additional discussion, see the risk factor titled “—If we are unable to attract or maintain a critical mass of Drivers, consumers, merchants, shippers, and carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users, and our financial results would be adversely impacted.” included in Part I, Item 1A of this Annual Report on Form 10-K as well our 2022 ESG Report and our 2022 People and Culture Report. The information in these reports is not a part of this Form 10-K.
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
•We generate a significant percentage of our Gross Bookings from trips in large metropolitan areas, and these operations may be negatively affected by economic, social, weather, and regulatory conditions, public health concerns or other circumstances.
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
•Outbreaks of contagious disease, such as the COVID-19 pandemic, and the impact of actions to mitigate such pandemic, have adversely affected, and future outbreaks of disease may adversely affect, parts of our business.
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
In addition, more than 150,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements, pursuant to which we have paid approximately $521 million as of December 31, 2022. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
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
We face similar challenges in other jurisdictions within the United States and abroad. For example, in July 2020, the Massachusetts Attorney General filed a complaint against Uber and Lyft, alleging that drivers are misclassified, and seeking an injunction. If we do not prevail in current litigation or similar actions that may be brought in the future, we may be required to treat Drivers as employees and/or make other changes to our business model in certain jurisdictions. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees, we would incur significant additional expenses for compensating Drivers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. In this case, we anticipate significant price increases for Riders to offset these additional costs; however, we believe that the financial impact to Uber would be moderated by the likelihood of other industry participants being similarly affected. Additionally, we may not have adequate Driver supply as Drivers may opt out of our platform given the loss of flexibility under an employment model, and we may not be able to hire a majority of the Drivers currently using our platform. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business, results of operations, financial position and cash flows.
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
As a result of certain divestitures, we are contractually restricted from competing with our minority-owned affiliates with respect to certain aspects of our business, including in China through August 2023, Russia/CIS through February 2025, Southeast Asia through the later of March 2023 or one year after we dispose of all interests in Grab, and the United States, Canada, Australia, New Zealand and certain parts of Europe with respect to e-bikes and e-scooters through May 2023, while none of our minority-owned affiliates are restricted from competing with us anywhere in the world. Didi currently competes with us in certain countries in Latin America and in Australia. In addition, our Yandex.Taxi joint venture currently competes with us in certain countries in Europe and Africa. As Didi and our other minority-owned affiliates continue to expand their businesses, they may in the future compete with us in additional geographic markets. In addition, we are contractually restricted from competing with some of our majority-owned affiliates with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage.
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
The markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. Moreover, certain of our stockholders have made substantial investments in certain of our competitors and may increase such investments, make new investments in other competitors, or enter into strategic transactions with competitors in the future. These investments or strategic transactions, along with other competitive advantages discussed above, may allow our competitors to compete more effectively against us and continue to lower their prices, offer Driver incentives or consumer discounts and promotions, or otherwise attract Drivers, consumers, merchants, Shippers, and

Carriers to their platform and away from ours. Such competitive pressures may lead us to maintain or lower fares or service fees or maintain or increase our Driver incentives and consumer discounts and promotions. Ridesharing and certain other categories in which we compete are relatively nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to achieve profitability.
We have incurred significant losses since inception, including in the United States and other major markets. We expect our operating expenses to increase significantly in the foreseeable future, and we may not achieve or maintain profitability.
We have incurred significant losses since inception. We incurred operating losses of $4.9 billion, $3.8 billion and $1.8 billion in the years ended December 31, 2020, 2021 and 2022, and as of December 31, 2022, we had an accumulated deficit of $32.8 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may continue to incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem, Postmates or other acquired companies, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
If we are unable to attract or maintain a sufficient number of Drivers, consumers, merchants, Shippers, and Carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users, and our financial results would be adversely impacted.
Our success in a given geographic market significantly depends on our ability to develop our network scale and liquidity in that geographic market by attracting Drivers, consumers, merchants, Shippers, and Carriers to our platform. If Drivers choose not to offer their services through our platform, we may lack a sufficient supply of Drivers to attract consumers and merchants to our platform. We have experienced and expect to continue to experience Driver supply constraints in most geographic markets in which we operate. To the extent that we experience Driver supply constraints in a given market, we may need to increase or may not be able to reduce the Driver incentives that we offer without adversely affecting the supply liquidity that we experience in that market. Similarly, if Carriers choose not to offer their services through our platform or elect to use other freight brokers, we may lack a sufficient supply of Carriers in specific geographic markets to attract Shippers to our platform. Furthermore, if merchants choose to partner with other delivery services in a specific geographic market, or if merchants choose to engage exclusively with our competitors, other merchant marketing websites, or other delivery services, we may lack a sufficient variety and supply of restaurant and other merchant options, or lack access to the most popular restaurants, such that our Delivery offering will become less appealing to consumers and merchants. A significant amount of our Delivery Gross Bookings come from a limited number of large restaurant groups and other merchants, and this concentration increases the risk of fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant restaurant partners. If platform users choose to use other ridesharing, meal delivery, or logistics services, we may lack sufficient opportunities for Drivers to earn a fare, Carriers to book a shipment, or restaurants to provide a meal, which may reduce the perceived utility of our platform. An insufficient supply of platform users would decrease our network liquidity and adversely affect our revenue and financial results. Although we may benefit from having larger scale and liquidity than some competitors, those network effects may not result in competitive advantages or may be overcome by smaller competitors. Maintaining a balance between supply and demand in any given area at any given time and our ability to execute operationally may be more important to service quality than the absolute size of the network. If our service quality diminishes or our competitors’ products achieve greater market adoption, our competitors may be able to grow at a quicker rate than we do and may diminish our network effect.
Our number of platform users may decline materially or fluctuate as a result of many factors, including, among other things, dissatisfaction with the operation of our platform, the price of fares, meals, and shipments (including a reduction in incentives), dissatisfaction with the quality of service provided by the Drivers and merchants on our platform, quality of platform user support, dissatisfaction with the merchant selection on Delivery, negative publicity related to our brand, including as a result of safety incidents and corporate reporting related to safety, perceived political or geopolitical affiliations, a pandemic or an outbreak of disease or similar public health concern, or fear of such an event, treatment of Drivers, perception that our culture has not fundamentally changed, dissatisfaction with changes we make to our products and offerings, or dissatisfaction with our products and offerings in general. In addition, if we are unable to provide high-quality support to platform users or respond to reported incidents, including safety incidents, in a timely and acceptable manner, our ability to attract and retain platform users could be adversely affected. If Drivers, consumers, merchants, Shippers, and Carriers do not establish or maintain active accounts with us, if a social media or other campaign encouraging users to cease use of our platform takes hold, if we fail to provide high-quality support, or if we cannot otherwise attract and retain a large number of Drivers, consumers, merchants, Shippers, and Carriers, our revenue would decline, and our business would suffer.
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
We recently released a second safety report, which provides the public with data related to reports of sexual assaults and other critical safety incidents claimed to have occurred on our platform in the United States. Public responses to our safety reports or any future safety reports or similar public reporting of safety incidents claimed to have occurred on our platform, which may include disclosure of reports provided to regulators and other government authorities, as well as public responses to any third party assessments of our civil rights impact, may continue to result in positive and negative media coverage and increased regulatory scrutiny and could adversely affect our reputation with platform users. Further unfavorable media coverage and negative publicity could adversely impact our financial results and future prospects. As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our various platform offerings. Additionally, some of our acquired and majority-owned companies, including Careem, Postmates and Cornershop, have or will continue to use their own brands and/or operate their own apps in parallel with our brand and apps, and any damage or reputational harm to their brands could adversely impact our brand and reputation.
Our brand and reputation might also be harmed by events outside of our control. For example, we have licensed our brand in connection with certain divestitures and joint ventures, including to Didi in China and to our Yandex.Taxi joint venture in Russia/CIS, and while we have certain contractual protections in place governing the use of our brand by these companies, we do not control these businesses, we are not able to anticipate their actions, and consumers may not be aware that these service providers are not controlled by us. Additionally, in light of the conflict between Russia and Ukraine, we announced that we are actively looking for opportunities to accelerate the sale of our remaining holdings in our Yandex.Taxi joint venture. Furthermore, if Drivers, merchants, or Carriers provide diminished quality of service, are involved in incidents regarding safety or privacy, engage in malfeasance, or otherwise violate the law, we may receive unfavorable press coverage and our reputation and business may be harmed. As a result, any of these third parties could take actions that result in harm to our brand, reputation, and consequently, our business.
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
Our historical workplace culture and forward-leaning approach created significant operational and cultural challenges that have in the past harmed, and may in the future continue to harm, our business results and financial condition. Our prior failure to prioritize compliance has led to increased regulatory scrutiny globally. Although we have since made changes in our company’s cultural values and composition of our leadership team and have an ongoing commitment to promote transparency and collaboration, regulators may continue to perceive us negatively, which would adversely impact our business, financial condition, operating results, and prospects.
Our historical workplace culture also created a lack of transparency internally, which resulted in siloed teams that lacked coordination and knowledge sharing, causing misalignment and inefficiencies in operational and strategic objectives. Although we have since embraced a culture of enhanced transparency, these efforts may not be successful.
Our workforce and operations have grown substantially since our inception and we have in the past implemented several reductions in workforce. If we are unable to optimize our organizational structure or effectively manage our growth or any future reductions in workforce, our financial performance and future prospects will be adversely affected.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 32,800 global employees as of December 31, 2022, of whom approximately 19,200 were located outside the United States. We expect the total number of our employees located outside the United States to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.

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
As of December 31, 2022, we operated in approximately 70 countries, and markets outside the United States accounted for approximately 76% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors. For example, our acquisitions of Careem and Cornershop may not be successful and may negatively affect our operating results.
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
•public health concerns or emergencies, including pandemics and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate; and
•reduced or varied protection for intellectual property rights in some markets.
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
Our operating results may vary significantly and are not necessarily an indication of future performance. These fluctuations may be a result of a variety of factors, some of which are beyond our control. In addition, we experience seasonal fluctuations in our financial results. For Mobility, we typically generate higher revenue in our fourth quarter compared to other quarters due in part to fourth quarter holiday and business demand, and typically generate lower revenue in our third quarter compared to other quarters due in part to less usage of our platform during peak vacation season in certain cities, such as Paris. We have typically experienced lower quarter-over-quarter growth in Mobility in the first quarter. For Delivery, we expect to experience seasonal increases in our revenue in the first and fourth quarters compared to the second and third quarters, although the historical growth of Delivery has masked these seasonal fluctuations. In 2022, we experienced altered seasonality as a result of the COVID-19 pandemic and related restrictions. These primarily relate to COVID-19 variant outbreaks that drove lower Mobility volume and higher Delivery volume. We expect that seasonality will return to its historic patterns as recovery from the pandemic continues. Our growth has made, and may in the future make, seasonal fluctuations difficult to detect. We expect these seasonal trends to become more pronounced over time as our growth slows. Other seasonal trends may develop or these existing seasonal trends may become more extreme, which would contribute to fluctuations in our operating results. In addition to seasonality, our operating results may fluctuate as a result of factors including our ability to attract and retain new platform users, increased competition in the markets in which we operate, our ability to expand our operations in new and existing markets, our ability to maintain an adequate growth rate and effectively manage that growth, our ability to keep pace with technological changes in the industries in which we operate, changes in governmental or other regulations affecting our business, harm to our brand or reputation, and other risks described elsewhere in this Annual Report on Form 10-K. As such, we may not accurately forecast our operating results. We base our expense levels and investment plans on estimates. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If we are unable to achieve sustained profits, our prospects would be adversely affected and investors may lose some or all of the value of their investment.
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
We may not successfully accomplish any of these objectives. In addition, circumstances that have accelerated the growth of our Delivery offering stemming from stay-at-home order demand related to COVID-19 may not continue in the future. A softening of Driver, consumer, merchant, Shipper, or Carrier demand, whether caused by changes in the preferences of such parties, failure to maintain our brand, changes in the U.S. or global economies, pandemics, licensing fees in various jurisdictions, competition, or other factors, may result in decreased revenue or growth and our financial results and future prospects would be adversely impacted. We expect to continue to incur significant expenses, and if we cannot increase our revenue at a faster rate than the increase in our expenses, we will not achieve profitability.
We generate a significant percentage of our Gross Bookings from trips in large metropolitan areas and trips to and from airports. If our operations in large metropolitan areas or ability to provide trips to and from airports are negatively affected, our financial results and future prospects would be adversely impacted.
In 2022, we derived 22% of our Mobility Gross Bookings from five metropolitan areas—Chicago, Los Angeles, and New York City in the United States, Sao Paulo in Brazil, and London in the United Kingdom. We experience strong competition in large metropolitan areas, which has led us to offer significant Driver incentives and consumer discounts and promotions in these large metropolitan areas. As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these large metropolitan areas. Outbreaks of contagious diseases or other viruses could lead to a sustained decline in the desirability of living, working and congregating in metropolitan areas in which we operate. Any short-term or long-term shifts in the travel patterns of consumers away from metropolitan areas, due to health concerns regarding epidemics or pandemics could have an adverse impact on our Mobility Gross Bookings from these areas. An economic downturn, increased competition, or regulatory obstacles in any of these key metropolitan areas would adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business. Furthermore, if we are unable to renew existing licenses or do not receive new licenses in key metropolitan areas where we operate or such licenses are terminated, any inability to operate in such metropolitan area, as well as the publicity concerning any such termination or non-renewal, could adversely affect our business, financial condition, and operating results.
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
In 2022, we generated 15% of our Mobility Gross Bookings from trips that either started or were completed at an airport. As a result of this concentration, our operating results are susceptible to existing regulations and regulatory changes that impact the ability of drivers using our platform to provide trips to and from airports. Sustained declines in air travel have in the past, and may in the future, suppress demand for airport-related Mobility and reduce our Mobility Gross Bookings from airport trips. For example, during the height of the COVID-19 pandemic, travel behavior changed and airline travel slowed, reducing the demand for Mobility to and from airports. Certain airports currently regulate ridesharing within airport boundaries, including by mandating that ridesharing service providers obtain airport-specific licenses, and some airports, particularly those outside the United States, have banned ridesharing operations altogether. Despite such bans, some Drivers continue to provide Mobility services, including trips to and from airports, despite lacking the requisite permits. Such actions may result in the imposition of fines or sanctions, including further bans on our ability to operate within airport boundaries, against us or Drivers. Additional bans on our airport operations, or any permitting requirements or instances of non-compliance by Drivers, would significantly disrupt our operations. In addition, if drop-offs or pick-ups of riders become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, the number of Drivers or consumers could decrease, which would adversely affect our business, financial condition, and operating results. While we have entered into agreements with most major U.S. airports as well as certain airports outside the United States to allow the use of our platform within airport boundaries, we cannot guarantee that we will be able to renew such agreements on favorable terms if at all, and we may not be successful in negotiating similar agreements with airports in all jurisdictions.

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
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. Challenges related to our historical culture and workplace practices and negative publicity we experience have in the past led to significant attrition and made it more difficult to attract high-quality employees. Our employees worked from home for almost two years in light of the COVID-19 pandemic, and although we have implemented our “return to office” plan, which includes a shift to a hybrid model where employees have flexibility to work from home, a hybrid model may create challenges, including challenges maintaining our corporate culture, productivity and availability of key personnel and other employees necessary to conduct our business, increasing attrition or limiting our ability to attract employees if individuals prefer to work full time at home or in the office. Future challenges related to our culture and workplace practices or additional negative publicity could lead to further attrition and difficulty attracting high-quality employees.
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
To attract and retain key personnel, we use equity incentives, among other measures. These measures may not be sufficient to attract and retain the personnel we require to operate our business effectively. Further, the equity incentives we currently use to attract, retain, and motivate employees may not be as effective as in the past, particularly if the value of the underlying stock does not increase commensurate with expectations or consistent with our historical stock price growth. If we are unable to attract and retain high-quality management and operating personnel, our business, financial condition, and operating results could be adversely affected. In addition, we rely heavily on equity as a component of compensation, which may not always align with the Company's business and financial interests.
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
Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. We have been subject to security and privacy incidents in the past and may be again in the future. For example, in September 2022, we experienced a cybersecurity incident where an attacker accessed several internal systems. As an earlier example, in May 2014, we experienced a data security incident in which an outside actor gained access to certain personal information belonging to Drivers through an access key written into code that an employee had unintentionally posted publicly on a code-sharing website used by software developers (the “2014 Breach”). In October and November of 2016, outside actors downloaded the personal data of approximately 57 million Drivers and consumers worldwide (the “2016 Breach”). The accessed data included the names, email addresses, mobile phone numbers, and drivers’ license numbers of approximately 600,000 Drivers, among other information. For further information on this incident, see the risk factors titled “—We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, state Attorney General (“AG”) offices, and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business” and “—We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative, and regulatory action, and negative press about our privacy and data protection practices,” below. As we expand our operations, we may also assume liabilities for breaches experienced by the companies we acquire. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform, as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents, or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. In addition, in July 2020, Drizly publicly disclosed that it had been subject to a data security incident that allowed access to certain personal information of customers on its platform, and in November 2021 Drizly obtained final court approval of a settlement in a resulting class action litigation. Moreover, in January 2023, the U.S. Federal Trade Commission (the “FTC”) announced a final order relating to the data security incident. If Drizly becomes subject to additional liability or regulatory or court orders as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Drizly or we experience, we may face harm to our brand, business disruption, and significant liabilities. Security and privacy incidents have led to, and may continue to lead to, additional regulatory scrutiny.

Cyberattacks, including computer malware, ransomware, viruses, denial of service attacks, spamming, phishing and social engineering attacks could harm our reputation, business, and operating results.
We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms and mobile payment systems, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by platform users, employees, and job candidates. Cyberattacks that leverage computer malware, ransomware, viruses, denial of service attacks, spamming, phishing, and social engineering have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Cyberthreats are constantly evolving and employing more sophisticated attack techniques. Our detection capabilities may not be sufficient to prevent or detect a sophisticated cyberattacker, such as a nation state using a zero day exploit or unknown malware. Breaches of our facilities, network, applications, identity management solutions or data security have in the past and could in the future disrupt the security of our systems and platforms, impair our ability to protect data, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, subject us to regulatory scrutiny or legal liability, require us to allocate more resources to improve technologies, or otherwise adversely affect our reputation, business and operating results. In addition, our increase in hybrid and remote working arrangements may heighten the foregoing risks.
Various other factors may also cause system failures or security breaches, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, errors by our employees or third-party service providers, or breaches in the security of these systems or platforms. For example, fraudsters may attempt to induce employees, contractors, or platform users to disclose information to gain access to our data or the data of platform users. If our incident response, disaster recovery, and business continuity plans do not resolve these issues in an effective manner, they could result in adverse impacts to our business operations and our financial results. Because of our prominence, the number of platform users, and the types and volume of personal data on our systems, we may be a particularly attractive target for such attacks. Although we have developed, and continue to develop, systems and processes that are designed to protect our data and that of platform users, and to prevent data loss, undesirable activities on our platform, and security breaches, we cannot guarantee that such measures will provide absolute security. Our efforts on this front may be unsuccessful as a result of, for example, software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve, and we may incur significant costs in protecting against or remediating cyber-attacks. Any actual or perceived failure to maintain the performance, reliability, security, and availability of our products, offerings, and technical infrastructure to the satisfaction of platform users and certain regulators would likely harm our reputation and result in loss of revenue from the adverse impact to our reputation and brand, disruption to our business, and our decreased ability to attract and retain Drivers, consumers, merchants, Shippers, and Carriers.
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
In certain jurisdictions, including India, Brazil, and Mexico, as well as certain other countries in Latin America, Europe, the Middle East, and Africa, we allow consumers to use cash to pay Drivers the entire fare of rides and cost of meal deliveries (including our service fee from such rides and meal or grocery deliveries). In 2022, cash-paid trips accounted for approximately 6% of our global Gross Bookings. This percentage may increase in the future, particularly in the markets in which Careem operates. The use of cash in connection with our technology raises numerous regulatory, operational, and safety concerns. For example, many jurisdictions have specific regulations regarding the use of cash for ridesharing and certain jurisdictions prohibit the use of cash for ridesharing. Failure to comply with these regulations could result in the imposition of significant fines and penalties and could result in a regulator requiring that we suspend operations in those jurisdictions. In addition to these regulatory concerns, the use of cash with our Mobility products and Delivery offering can increase safety and security risks for Drivers and riders, including potential robbery, assault, violent or fatal attacks, and other criminal acts. In certain jurisdictions such as Brazil, serious safety incidents resulting in robberies and violent, fatal attacks on Drivers while using our platform have been reported. If we are not able to adequately address any of these concerns, we could suffer significant reputational harm, which could adversely impact our business.
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
In 2022, 72% of our Gross Bookings were paid by either credit card or debit card. As such, the loss of our credit card acceptance privileges would significantly limit our business model. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry (“PCI”) and Data Security Standard (the “Standard”). The Standard is a comprehensive set of requirements for enhancing payment account data security developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. Our failure to comply with the Standard and other network operating rules could result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in the payment card network rules, we may be required to submit to periodic audits, self-assessments, or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self- assessment, or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Moreover, the payment card networks could adopt new operating rules or interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. In addition to violations of network rules, including the Standard, any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, could increase our costs, or could otherwise harm our business. The loss of our credit card acceptance privileges for any one of these reasons, or the significant modification of the terms under which we obtain credit card acceptance privileges, may have an adverse effect on our business, revenue, and operating results.

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
We have made climate related commitments that require us to invest significant effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise the contemplated timeframes for implementing these commitments.
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
General Economic Risks
Outbreaks of contagious disease and the impact of actions to mitigate the such disease or pandemic, have adversely impacted and could in the future adversely impact our business, financial condition and results of operations.

Occurrence of a catastrophic event, including but not limited to disease, a weather event, war, or terrorist attack, could adversely impact our business, financial condition and results of operation. We also face risks related to health epidemics, outbreaks of contagious disease, and other adverse health developments. For example, the COVID-19 pandemic and responses to had an adverse impact on our business and operations, including, for example, by reducing the demand for our Mobility offerings globally, and affecting travel behavior and demand, as well as impacting Driver supply constraints. As another example, during the COVID-19 pandemic, to support social distancing, we temporarily suspended our shared rides offering globally.
The extent of the impact of any future pandemic or outbreak of disease, on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak and any future “waves” or resurgences of the outbreak or variants of the virus, both globally and within the United States, the administration, adoption and efficacy of vaccines in the United States and internationally, the impact on capital and financial markets, the impact on global supply chains, foreign currencies exchange, governmental or regulatory orders that impact our business and whether the impacts may result in permanent changes to our end-users’ behaviors, all of which are highly uncertain and cannot be predicted.
In addition, we cannot predict the impact any future pandemic or outbreak of a disease, or a catastrophic event will have on our business partners and third-party vendors, and we may be adversely impacted as a result of the adverse impact our business partners and third-party vendors suffer. For example, concerns over the economic impact of the COVID-19 pandemic caused extreme volatility in financial markets, which adversely impacted our stock price and our ability to access capital markets, and any future pandemics or other catastrophic events may have a similar impact. To the extent a pandemic or other catastrophic event adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial performance and condition, and results of operations.
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
As of December 31, 2022, we had total outstanding indebtedness of $9.4 billion aggregate principal amount. In addition, up to approximately $152 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of December 31, 2022. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Beginning on January 1, 2022, the Tax Cuts and Jobs Act (“the Act”), enacted in December 2017, eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize U.S.-based and non-U.S. based research and development expenditures over five and fifteen years, respectively. This legislation has accelerated the utilization of our net operating losses in the U.S., but it has not impacted our current tax obligations.
In August 2022, the Inflation Reduction Act (“the IRA”) was enacted to take into effect for tax years after December 31, 2022. It introduced a corporate alternative minimum tax (“CAMT”) equal to 15% of the adjusted financial statement income for large corporations with profits in excess of $1 billion and a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. While pending further guidance, it is possible that the IRA could increase our future tax liability, which could in turn adversely impact our business and future profitability.
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
As of December 31, 2022, we had U.S. federal net operating loss carryforwards of $1.9 billion that begin to expire in 2031 and $12.1 billion that have an unlimited carryover period. As of December 31, 2022, we had U.S. state net operating loss carryforwards of $9.4 billion that started expiring in 2022 and $2.0 billion that have an unlimited carryover period. As of December 31, 2022, we had foreign net operating loss carryforwards of $633 million that begin to expire in 2023 and $17.7 billion that have an unlimited carryover period. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-ownership change U.S. federal net operating loss carryforwards and other pre-ownership change U.S. federal tax attributes, such as research tax credits, to offset its post-ownership change income may be limited. Many U.S. states follow similar rules for restricting use of tax attributes after an ownership change. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards and other tax attributes to offset U.S. federal and state taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
As part of our business strategy, we have entered into, and expect to continue to enter into, agreements to acquire companies, form joint ventures, divest portions or aspects of our business, sell minority stakes in portions or aspects of our business, and acquire complementary companies or technologies. Competition within our industry for acquisitions of businesses, technologies, and assets is intense. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors.
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
Traditional taxicab and car service operators in various jurisdictions continue to lobby legislators and regulators to block our Mobility products or to require us to comply with regulatory, insurance, record-keeping, licensing, and other requirements to which taxicab and car services are subject. For example, in January 2019, we suspended our Mobility products in Barcelona after the regional government enacted regulations mandating minimum wait times before riders could be picked up by ridesharing drivers; in March 2021, we returned to Barcelona via taxis only. In December 2018, New York City’s Taxi and Limousine Commission implemented a per-mile and per-minute minimum trip payment formula, designed to establish a minimum pay standard, for drivers providing for-hire services in New York City, such as those provided by Drivers on our platform. These minimum rates took effect in February 2019. Since implementation, these regulations have had an adverse impact on our financial performance in New York City and may continue to do so in the future. In August 2018, the New York City Council voted to approve various measures to further regulate our business, including driver earning rules, licensing requirements, and a one-year freeze on new for-hire vehicle licenses for ridesharing services like those enabled via our platform; the freeze on for-hire vehicle licenses remains. Additionally, in November 2019, a ballot measure to impose a surcharge on ridesharing trips in San Francisco was passed by voters in San Francisco and such surcharge took effect on January 1, 2020. Also in January 2020, a new tax went into effect in Chicago that imposes a surcharge of up to $3 per ridesharing trip taken in Chicago. In addition, in October 2020, the Seattle City Council passed a minimum pay standard for drivers providing services on our platform that went into effect on January 1, 2021, and other jurisdictions have in the past considered or may consider regulations which would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Similar legislative or regulatory initiatives are being considered or have been enacted in countries outside the United States. If other jurisdictions impose similar regulations, our business growth could be adversely affected.
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
As of December 31, 2022, our platform is available in approximately 10,500 cities across approximately 70 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
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
We are the subject of DOJ inquiries and investigations, as well as enforcement inquiries and investigations by other federal, state and local government agencies and other regulators abroad. Those inquiries and investigations cover a broad range of matters, including but not limited to, our business practices, such as fees, pricing, and related disclosures, relationships with third parties, and data privacy and security incidents. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the FTC, which the FTC Commissioners approved in October 2018. In November and December 2018, UK, Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. In addition, in July 2022, we entered into a non-prosecution agreement with the DOJ concerning its investigation into our handling of the 2016 Breach. The 2016 Breach has led to, and it, as well as other security incidents we experience, may continue to lead to, costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business. In addition, in March 2022, Uber Technologies, Inc. and Uber B.V. were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2014 Breach and the 2016 Breach. These and any past or future privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biennial third-party assessments, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties for, amongst other activities, future failure to report security incidents. In November and December 2018, UK, Dutch and French supervisory authorities imposed fines totaling approximately $1.6 million. We have also entered into settlement agreements with numerous state enforcement agencies. For example, in January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In addition, in September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. In addition, in March 2022, Uber Technologies, Inc. and Uber B.V. were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018. Additionally, in July 2022, we entered into a non-prosecution agreement with the DOJ concerning its investigation into our handling of the 2016 Breach. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. In addition, in July 2020, Drizly publicly disclosed that it had been subject to a data security incident that allowed access to certain personal information of customers on its platform, and in November 2021 Drizly obtained final court approval of a settlement in a resulting class action litigation. Moreover, in January 2023, the FTC announced a final order relating to the data security incident. If Drizly becomes subject to additional liability or regulatory or court orders as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Drizly or we experience, we may face harm to our brand, business disruption, and significant liabilities. Our insurance programs may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we have, and may continue to become subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which will increase our compliance costs and the risks associated with non-compliance. For example, the California Consumer Privacy Act (“CCPA”), which provided new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Other U.S. states have adopted, and likely will continue to adopt, similar laws that provide new consumer privacy rights and business operational requirements. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) in 2018, which is now in effect. These laws may be subject to amendments and regulations that may change over time, or result in additional follow-on laws such as the California Privacy Rights Act (“CPRA”) passed in California in November 2020.
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the EEA. We rely on transfer mechanisms permitted under these laws, including the EU Standard Contract Clauses. Such mechanisms have received heightened regulatory and judicial scrutiny and have undergone modifications, and a 2020 decision by the Court of Justice of the European Union casts doubt on the adequacy of all of the formerly-approved mechanisms for transferring personal data from countries in the EEA to certain other countries such as the United States. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data of Drivers, consumers, or employees in those regions, which could have an adverse effect on our business, financial condition, and operating results. In addition, we may be required to disclose personal data pursuant to demands from government agencies, including from state and city regulators as a requirement for obtaining or maintaining a license or otherwise, from law enforcement agencies, and from intelligence agencies. This disclosure may result in a failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations, could result in proceedings or actions against us in the same or other jurisdictions, and could have an adverse impact on our reputation and brand. In addition, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationship with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing significant fines or penalties against us or shutting down our or Careem’s app on either a temporary or indefinite basis. Further, if any jurisdiction in which we operate changes its laws, rules, or regulations relating to data residency or local computation such that we are unable to comply in a timely manner or at all, we may risk losing our rights to operate in such jurisdictions. This could adversely affect the manner in which we provide our products and offerings and thus materially affect our operations and financial results.
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
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary. Insurance related to our Mobility products may include third-party automobile, automobile comprehensive and collision, physical damage, and uninsured and underinsured motorist coverage. We require Drivers to carry automobile insurance in most countries, and in many cases we also maintain insurance on behalf of Drivers. We rely on a limited number of ridesharing insurance providers, particularly internationally, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. In addition to insurance related to our products, we maintain other automobile insurance coverage for owned vehicles and employee activity, as well as insurance coverage for non-automotive corporate risks including general liability, workers’ compensation, property, cyber liability, and director and officers’ liability. If our insurance carriers change the terms of our policies in a manner unfavorable to us or Drivers, our insurance costs could increase. The cost of insurance that we maintain on behalf of Drivers is higher in the United States and Canada than in other geographies. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, we could be liable for significant additional costs.
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
•statements, commentary, or opinions by public officials that our product offerings are or may be unlawful, regardless of any interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, pandemics, natural disasters, or responses to these events.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
As of December 31, 2022, we leased and owned office facilities around the world totaling 9.2 million square feet, including 2.3 million square feet for our corporate headquarters in the San Francisco Bay Area, California.
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
Legal Proceedings Described in Note 14 – Commitments and Contingencies to Our Consolidated Financial Statements
Note 14 – Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2022 contained in this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 14 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
Legal Proceedings That Are Not Described in Note 14 – Commitments and Contingencies to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 14 – Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2022 contained in this Annual Report on Form 10-K, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Australia Class Actions
In May 2019, an Australian law firm filed a class action in the Supreme Court of Victoria, Australia, against us and certain of our subsidiaries, on behalf of certain participants in the taxi, hire-car, and limousine industries. The plaintiff alleges that the Uber entities conspired to injure the group members during the period 2014 to 2017 by either directly breaching transport legislation or commissioning offenses against transport legislation by UberX Drivers in Australia. The claim alleges, in effect, that these operations caused loss and damage to the class representative and class members, including lost income and decreased value of certain taxi licenses. In March, April and October 2020, the same Australian law firm filed four additional class action lawsuits alleging the same claim. We deny these allegations and intend to continue to vigorously defend against the lawsuits. A trial has been scheduled to commence in February 2024.
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
Holders of our Common Stock
As of February 15, 2023, there were 1,457 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
In November 2022, we issued 72 shares of our common stock to holders of Careem Convertible Notes who elected to convert the balance of such notes to common stock at a conversion price of $55 per share. The shares were exempt from registration pursuant to Regulation S of the Securities Act.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Uber Technologies, Inc. under the Securities Act, or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, (“S&P 500”), and the S&P 500 Information Technology Sector Index (“S&P 500 IT”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on May 10, 2019, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022, for reference to discussion of the fiscal year ended December 31, 2020, the earliest of the three fiscal years presented.
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
Overview
We are a technology platform that uses a massive network, leading technology, operational excellence, and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform. We connect consumers with providers of ride services, merchants as well as delivery service providers for meal preparation, grocery and other delivery services. Uber also connects consumers with public transportation networks. We use this same network, technology, operational excellence, and product expertise to connect Shippers with Carriers in the freight industry by providing Carriers with the ability to book a shipment, transportation management and other logistics services. We are also developing technologies designed to provide new solutions to everyday problems.
Driver Classification Developments
The classification of Drivers is currently being challenged in courts, by legislators and by government agencies in the United States and abroad. We are involved in numerous legal proceedings globally, including putative class and collective class action lawsuits, demands for arbitration, charges and claims before administrative agencies, and investigations or audits by labor, social security, and tax authorities that claim that Drivers should be treated as our employees (or as workers or quasi-employees where those statuses exist), rather than as independent contractors. Of particular note are proceedings in California, where on May 5, 2020, the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint in San Francisco Superior Court (the “Court”) against Uber and Lyft, Inc., alleging that drivers are misclassified, and sought an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers.

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
In January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and in August 2021, the Alameda County Superior Court ruled that Proposition 22 is unconstitutional. On September 21, 2021, the State of California filed an appeal of that decision with the California Court of Appeal, and the Protect App-Based Drivers and Services organization, who intervened in the matter, has also filed an appeal. Oral argument was heard and we await a decision.
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
For a discussion of risk factors related to how misclassification challenges may impact our business, result of operations, financial position and operating condition and cash flows, see the risk factor titled “-Our business would be adversely affected if Drivers were classified as employees, workers or quasi-employees” included in Part I, Item 1A, “Risk Factors”, and Note 14 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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

Financial and Operational Highlights

	Year Ended December 31,			Constant Currency (1)
(In millions, except percentages)	2021	2022	2021 to 2022 % Change	2021 to 2022 % Change
Monthly Active Platform Consumers (“MAPCs”) (2), (3)	118	131	11%
Trips (2)	6,368	7,642	20%
Gross Bookings (2)	$90,415	$115,395	28%	33%
Revenue	$17,455	$31,877	83%	90%
Net loss attributable to Uber Technologies, Inc. (4)	$(496)	$(9,141)	**
Mobility Adjusted EBITDA	$1,596	$3,299	107%
Delivery Adjusted EBITDA	$(348)	$551	**
Adjusted EBITDA (1), (2)	$(774)	$1,713	**

Net cash provided by (used in) operating activities (5)	$(445)	$642	**
Free cash flow (1), (5)	$(743)	$390	**
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” below for more information.
(3) MAPCs presented for annual periods are MAPCs for the fourth quarter of the year.
(4) Net loss attributable to Uber Technologies, Inc. included stock-based compensation expense of $1.2 billion and $1.8 billion during the years ended December 31, 2021 and 2022, respectively.
(5) Net cash used in operating activities and free cash flow during the year ended December 31, 2021 reflected a $1.0 billion cash inflow related to a legacy auto insurance transfer. For additional information on the legacy auto insurance transfer, refer to Note 1 – Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K as well as the section titled “Liquidity and Capital Resources” for more information.
Net cash provided by operating activities and free cash flow during the year ended December 31, 2022 reflected an approximately $733 million (GBP 613 million) cash outflow related to the resolution of all outstanding HMRC VAT claims that were paid during the fourth quarter of 2022. For additional information on this matter, refer to Note 14 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K as well as the section titled “Liquidity and Capital Resources”.
** Percentage not meaningful.
Highlights for 2022
In the fourth quarter of 2022, our MAPCs were 131 million, growing 7 million, or 6%, quarter-over-quarter, and growing 11% compared to the same period in 2021.
Overall Gross Bookings increased by $25.0 billion in 2022, up 28%, or 33% on a constant currency basis, compared to 2021. Mobility Gross Bookings grew 48% year-over-year, on a constant currency basis, primarily due to increases in Trip volumes as the business recovers from the impacts of the coronavirus pandemic (“COVID-19”). Delivery Gross Bookings grew 14% year-over-year, on a constant currency basis, primarily driven by growth in the US & Canada. Freight Gross Bookings grew 226% year-over-year, on a constant currency basis, primarily attributable to the acquisition of Tupelo Parent, Inc. (“Transplace”) in the fourth quarter of 2021.
Revenue was $31.9 billion, or up 83% year-over-year. Revenue growth outpaced Gross Bookings growth primarily due to a $4.8 billion increase in our Freight business primarily due to the acquisition of Transplace during the fourth quarter of 2021, the net favorable impact to Mobility revenue of $3.9 billion as a result of business model changes in the UK and accruals made for the resolution of historical claims in the UK relating to the classification of drivers, and an $892 million increase in Delivery revenue resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided.
Net loss attributable to Uber Technologies, Inc. was $9.1 billion, which includes the unfavorable impact of a pre-tax unrealized loss on debt and equity securities, net, of $7.0 billion primarily related to changes in the fair value of our marketable equity securities, including: a $3.0 billion net unrealized loss on our Aurora investments, a $2.1 billion net unrealized loss on our Grab investment, a $1.0 billion net unrealized loss on our Didi investment, a $747 million change of fair value on our Zomato investment, as well as a

$142 million net unrealized loss on other investments. Net loss attributable to Uber Technologies, Inc. also included $1.8 billion of stock-based compensation expense.
Adjusted EBITDA was $1.7 billion, growing $2.5 billion compared to 2021. Mobility Adjusted EBITDA profit was $3.3 billion, up $1.7 billion compared to 2021. Delivery Adjusted EBITDA profit was $551 million, up $899 million from Delivery Adjusted EBITDA loss of $348 million in 2021.
We ended the year with $4.3 billion in unrestricted cash, cash equivalents and short-term investments.
Other Developments
COVID-19
COVID-19 rapidly changed market and economic conditions globally, impacting Drivers, Merchants, consumers and business partners, as well as our business, results of operations, financial position, and cash flows. Various governmental restrictions, including the declaration of a federal National Emergency, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, restrictions on travel, limitations on social or public gatherings, and other measures have, and may continue to have, an adverse impact on our business and operations. For example, we temporarily suspended our shared rides offering globally, and continue to offer “leave at door” delivery options for Delivery offerings. We also responded to COVID-19 by launching new, or expanding existing, services or features on an expedited basis, particularly those related to delivery of food and other goods.
Furthermore, we have experienced, and may continue to experience, Driver supply constraints. For a discussion of the potential impacts of COVID-19 on our business, results of operations, financial position, and cash flows refer to Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
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
In 2022, we modified our arrangements in certain markets and, as a result, concluded we are responsible for the provision of Mobility services to end-users in those markets. We have determined that in these transactions, end-users are our customers and our sole performance obligation in the transaction is to provide transportation services to the end-user. We recognize revenue when a trip is complete. In these markets where we are responsible for Mobility services, we present revenue from end-users on a gross basis, as we control the service provided by Drivers to end-users, while payments to Drivers in exchange for Mobility services are recognized in cost of revenue, exclusive of depreciation and amortization.
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Revenue Recognition,” “Note 1 – Description of Business and Summary of Significant Accounting Policies - Revenue Recognition,” and “Note 2 – Revenue” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount. For additional detail related to our debt obligations, see “Note 8 – Long-Term Debt and Revolving Credit Arrangements” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
•Gain on business divestitures, net.
•Gain from sale of investments, which consists primarily of gain from the sale of our entire equity interest in the Yandex Self Driving Group B.V. (“SDG”), and the derecognition of our entire equity interest in the Demerged Businesses in 2021. For additional information, see “Note 4 - Equity Method Investments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
Results of Operations
The following table summarizes our consolidated statements of operations for each of the periods presented (in millions):

	Year Ended December 31,
	2021	2022

Revenue	$17,455	$31,877
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	9,351	19,659
Operations and support	1,877	2,413
Sales and marketing	4,789	4,756
Research and development	2,054	2,798
General and administrative	2,316	3,136
Depreciation and amortization	902	947
Total costs and expenses	21,289	33,709
Loss from operations	(3,834)	(1,832)
Interest expense	(483)	(565)
Other income (expense), net	3,292	(7,029)
Loss before income taxes and income (loss) from equity method investments	(1,025)	(9,426)
Provision for (benefit from) income taxes	(492)	(181)
Income (loss) from equity method investments	(37)	107
Net loss including non-controlling interests	(570)	(9,138)
Less: net income (loss) attributable to non-controlling interests, net of tax	(74)	3
Net loss attributable to Uber Technologies, Inc.	$(496)	$(9,141)

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Year Ended December 31,
	2021	2022

Revenue	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	54%	62%
Operations and support	11%	8%
Sales and marketing	27%	15%
Research and development	12%	9%
General and administrative	13%	10%
Depreciation and amortization	5%	3%
Total costs and expenses	122%	106%
Loss from operations	(22)%	(6)%
Interest expense	(3)%	(2)%
Other income (expense), net	19%	(22)%
Loss before income taxes and income (loss) from equity method investments	(6)%	(30)%
Provision for (benefit from) income taxes	(3)%	(1)%
Income (loss) from equity method investments	—%	—%
Net loss including non-controlling interests	(3)%	(29)%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%
Net loss attributable to Uber Technologies, Inc.	(3)%	(29)%
(1) Totals of percentage of revenues may not foot due to rounding.
Comparison of the Years Ended December 31, 2021 and 2022
Revenue

	Year Ended December 31,		2021 to 2022 % Change
(In millions, except percentages)	2021	2022

Revenue	$17,455	$31,877	83%
2022 Compared to 2021
Revenue increased $14.4 billion, or 83%, primarily attributable to an increase in Gross Bookings of 28%, or 33% on a constant currency basis. The increase in Gross Bookings was primarily driven by increases in Mobility Trip volumes as the business recovers from the impacts of COVID-19 and a $4.8 billion increase in Freight Gross Bookings resulting primarily from the acquisition of Transplace in the fourth quarter of 2021. Additionally, we saw a $3.9 billion net increase in Mobility revenue as a result of business model changes in the UK and accruals made for the resolution of historical claims in the UK relating to the classification of drivers. We also saw an $892 million increase in Delivery revenue resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Year Ended December 31,		2021 to 2022 % Change
(In millions, except percentages)	2021	2022

Cost of revenue, exclusive of depreciation and amortization	$9,351	$19,659	110%
Percentage of revenue	54%	62%
2022 Compared to 2021
Cost of revenue, exclusive of depreciation and amortization, increased $10.3 billion, or 110%, mainly due to a $3.3 billion increase in Freight Carrier payments resulting from the acquisition of Transplace in the fourth quarter of 2021, a $2.7 billion increase in Mobility Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of business model changes in the UK, a $1.4 billion increase in insurance expense primarily due to an increase in miles driven in our

Mobility business, and a $1.4 billion increase in Courier payments and incentives that are recorded in cost of revenue for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided.
Operations and Support

	Year Ended December 31,		2021 to 2022 % Change
(In millions, except percentages)	2021	2022

Operations and support	$1,877	$2,413	29%
Percentage of revenue	11%	8%
2022 Compared to 2021
Operations and support expenses increased $536 million, or 29%, primarily attributable to a $336 million increase in employee headcount costs, a $114 million increase in external contractor expenses, and a $15 million increase in stock-based compensation.
Sales and Marketing

	Year Ended December 31,		2021 to 2022 % Change
(In millions, except percentages)	2021	2022

Sales and marketing	$4,789	$4,756	(1)%
Percentage of revenue	27%	15%
2022 Compared to 2021
Sales and marketing expenses decreased $33 million, or 1%, primarily attributable to a $227 million decrease in consumer discounts, rider facing loyalty expense, promotions, credits and refunds to $2.2 billion compared to $2.4 billion in 2021, partially offset by a $152 million increase in employee headcount costs, a $25 million increase in indirect advertising and marketing, and an $19 million increase in stock-based compensation.
Research and Development

	Year Ended December 31,		2021 to 2022 % Change
(In millions, except percentages)	2021	2022

Research and development	$2,054	$2,798	36%
Percentage of revenue	12%	9%
2022 Compared to 2021
Research and development expenses increased $744 million, or 36%, primarily attributable to a $446 million increase in stock-based compensation and a $360 million increase in employee headcount costs.
General and Administrative

	Year Ended December 31,		2021 to 2022 % Change
(In millions, except percentages)	2021	2022

General and administrative	$2,316	$3,136	35%
Percentage of revenue	13%	10%
2022 Compared to 2021
General and administrative expenses increased $820 million, or 35%, primarily attributable to a $661 million increase in legal, tax, and regulatory reserve changes and settlements and a $145 million increase to stock-based compensation.
Depreciation and Amortization

	Year Ended December 31,		2021 to 2022 % Change
(In millions, except percentages)	2021	2022

Depreciation and amortization	$902	$947	5%
Percentage of revenue	5%	3%
2022 Compared to 2021
Depreciation and amortization expenses increased $45 million, or 5%, primarily attributable to $93 million in additional amortization expenses primarily related to Transplace and Drizly intangible assets, partially offset by a $48 million decrease in depreciation primarily due to fixed assets that fully depreciated in 2021.
Interest Expense

	Year Ended December 31,		2021 to 2022 % Change
(In millions, except percentages)	2021	2022

Interest expense	$(483)	$(565)	17%
Percentage of revenue	(3)%	(2)%
2022 Compared to 2021
Interest expense increased by $82 million, or 17%, primarily attributable to a $43 million increase in interest expense resulting from the issuance of our $1.5 billion 2029 Senior Notes in August 2021 and $41 million increase in interest expense on our term loans due to higher LIBOR rate.
Other Income (Expense), Net

	Year Ended December 31,		2021 to 2022 % Change
(In millions, except percentages)	2021	2022

Interest income	$37	$139	276%
Foreign currency exchange gains (losses), net	(67)	(147)	(119)%
Gain on business divestitures, net	1,684	14	(99)%
Gain from sale of investments	413	—	(100)%
Unrealized gain (loss) on debt and equity securities, net	1,142	(7,045)	**
Impairment of equity method investment	—	(182)	(100)%
Revaluation of MLU B.V. call option	—	191	100%
Other, net	83	1	(99)%
Other income (expense), net	$3,292	$(7,029)	**
Percentage of revenue	19%	(22)%
** Percentage not meaningful.
2022 Compared to 2021
Interest income increased by $102 million or 276% primarily attributable to Federal interest rate increases and increasing investment allocation fixed income instruments.
Gain on business divestitures, net decreased by $1.7 billion due to primarily due to a $1.6 billion gain on the sale of our ATG Business to Aurora recognized in the first quarter of 2021. For additional information, see Note 18 – Divestitures included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Gain from sale of investments decreased by $413 million primarily due to the sale to Yandex of our (i) 4.5% equity interest in MLU B.V., (ii) our entire equity interest in Yandex Self Driving Group B.V. and (iii) all of our equity interest in the Demerged Businesses. For additional information, see Note 4 - Equity Method Investments included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Unrealized gain (loss) on debt and equity securities, net decreased by $8.2 billion primarily due to a $3.0 billion net unrealized loss on our Aurora investment, a $2.1 billion net unrealized loss on our Grab Investment, a $1.0 billion net unrealized loss on our Didi investment, a $747 million change of fair value on our Zomato investment, as well as a $142 million net unrealized loss on other investments. For additional information, see Note 3 – Investments and Fair Value Measurement included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Impairment of equity method investment represents a $182 million impairment loss recorded on our MLU B.V. equity method investment. For additional information, see Note 4 - Equity Method Investments included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Revaluation of MLU B.V. call option represents a $191 million net gain for the change in fair value of the call option granted to Yandex (“MLU B.V. Call Option”). For additional information, see Note 4 - Equity Method Investments included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		2021 to 2022 % Change
(In millions, except percentages)	2021	2022

Provision for (benefit from) income taxes	$(492)	$(181)	63%
Effective tax rate	48.0%	1.9%
2022 Compared to 2021
Provision for (benefit from) income taxes decreased by $311 million primarily due to the deferred China and U.S. tax impact related to our investment in Didi, the deferred U.S. tax impact related to the acquisitions recognized in 2021, offset by the deferred U.S. tax impact related to our investments in Aurora, Grab, and Zomato.
Income (Loss) from Equity Method Investments

	Year Ended December 31,		2021 to 2022 % Change
(In millions, except percentages)	2021	2022

Income (loss) from equity method investments	$(37)	$107	**
Percentage of revenue	—%	—%
** Percentage not meaningful.
2022 Compared to 2021
Income (loss) from equity method investments increased by $144 million due to an increase in our portion of the net income from our Yandex.Taxi joint venture.
Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery, and Freight. For additional information about our segments, see Note 13 – Segment Information and Geographic Information in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Revenue

	Year Ended December 31,		2021 to 2022 % Change
(In millions, except percentages)	2021	2022

Mobility	$6,953	$14,029	102%
Delivery	8,362	10,901	30%
Freight	2,132	6,947	226%
All Other (1)	8	—	(100)%
Total revenue	$17,455	$31,877	83%
(1) Includes historical results of ATG and Other Technology Programs and New Mobility. Refer to Note 13 – Segment Information and Geographic Information and Note 18 – Divestitures for further information.
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, exclusive of depreciation and amortization, operations and support, sales and marketing, and general and administrative and research and development expenses associated with our segments. Segment adjusted EBITDA also excludes non-cash items, certain transactions that are not indicative of ongoing segment operating performance and/or items that management does not believe are reflective of our ongoing core operations. For additional information, see Note 13 – Segment Information and Geographic Information to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Year Ended December 31,		2021 to 2022 % Change
(In millions, except percentages)	2021	2022

Mobility	$1,596	$3,299	107%
Delivery	(348)	551	**
Freight	(130)	—	100%
All Other (1)	(11)	—	100%
Corporate G&A and Platform R&D (2), (3)	(1,881)	(2,137)	(14)%
Adjusted EBITDA (4)	$(774)	$1,713	**
(1) Includes historical results of ATG and Other Technology Programs and New Mobility. Refer to Note 13 – Segment Information and Geographic Information and Note 18 – Divestitures for further information regarding the sale of our ATG Business.
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
** Percentage not meaningful.
Mobility Segment
For the year ended December 31, 2022 compared to the same period in 2021, Mobility revenue increased $7.1 billion, or 102% and Mobility adjusted EBITDA profit increased $1.7 billion, or 107%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings due to increases in Trip volumes as the business recovers from the impacts of COVID-19. Mobility revenue also had a net increase of $3.9 billion from business model changes in the UK and accruals made for the resolution of historical claims in the UK relating to the classification of drivers.
Mobility adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue, partially offset by a $1.4 billion increase in insurance expense as a result of an increase in miles driven and a $298 million increase in credit card processing costs.
Delivery Segment
For the year ended December 31, 2022 compared to the same period in 2021, Delivery revenue increased $2.5 billion, or 30% and Delivery adjusted EBITDA grew $899 million, or 258%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 14%, on a constant currency basis, driven by an increase in food delivery orders and higher basket sizes. Delivery Take Rate improved to 19.5% from 16.2% compared to the same period in 2021 driven by an overall improvement in basket sizes and increase in orders. Additionally, we saw an $892 million increase in Delivery revenue and Take Rate resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided.
Delivery Adjusted EBITDA improvement is primarily attributable to an increase in Delivery revenue, partially offset by (i) a $1.6 billion increase in cost of revenue, exclusive of depreciation and amortization, driven by a $1.4 billion increase in Courier payments and incentives that are recorded in cost of revenue for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided, and (ii) a $231 million increase in employee headcount costs.
Freight Segment
For the year ended December 31, 2022 compared to the same period in 2021, Freight revenue increased $4.8 billion, or 226% and Freight adjusted EBITDA grew $130 million, or 100%.
Freight revenue increased primarily attributable to the acquisition of Transplace in the fourth quarter of 2021. Additionally, the increase in Freight revenue is also driven by the growth in the number of shippers and carriers on the network combined with an increase in volumes with our top Shippers.
Freight adjusted EBITDA improvement is attributable to a $4.8 billion improvement in Freight revenue, partially offset by (i) $4.3 billion of certain Shipper payments recorded in cost of revenue, exclusive of depreciation and amortization, mainly due to a $3.3 billion increase in Freight Carrier payments resulting from the acquisition of Transplace in the fourth quarter of 2021, and (ii) a $329 million increase in employee headcount costs.
All Other
For the year ended December 31, 2022 compared to the same period in 2021, All Other revenue decreased $8 million, or 100% and All Other adjusted EBITDA grew $11 million, or 100%.
All Other revenue decreased and All Other adjusted EBITDA grew primarily due to the favorable impact of the sale of our ATG Business in the first quarter of 2021.
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

Gross Bookings. We define Gross Bookings as the total dollar value, including any applicable taxes, tolls, and fees, of: Mobility rides; Delivery orders (in each case without any adjustment for consumer discounts and refunds); Driver and Merchant earnings; Driver incentives and Freight revenue. Gross Bookings do not include tips earned by Drivers. Gross Bookings are an indication of the scale of our current platform, which ultimately impacts revenue.

(In millions)	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022

Mobility	$6,773	$8,640	$9,883	$11,340	$10,723	$13,364	$13,684	$14,894
Delivery	12,461	12,912	12,828	13,444	13,903	13,876	13,684	14,315
Freight	302	348	402	1,082	1,823	1,838	1,751	1,540
Take Rate is defined as revenue as a percentage of Gross Bookings.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net loss attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Year Ended December 31,
(In millions, except percentages)	2021	2022	2021 to 2022 % Change

Adjusted EBITDA	$(774)	$1,713	**
** Percentage not meaningful.
2022 Compared to 2021
Adjusted EBITDA improved $2.5 billion, to $1.7 billion, primarily attributable to a $1.7 billion increase in Mobility Adjusted EBITDA, a $899 million improvement in Delivery Adjusted EBITDA, as well as a $130 million increase in Freight Adjusted EBITDA, partially offset by a $256 million increase in Corporate G&A and Platform R&D costs.
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
 The following table presents a reconciliation of net loss attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(In millions)	2021	2022

Adjusted EBITDA reconciliation:
Net loss attributable to Uber Technologies, Inc.	$(496)	$(9,141)
Add (deduct):
Net income (loss) attributable to non-controlling interests, net of tax	(74)	3
Provision for (benefit from) income taxes	(492)	(181)
(Income) loss from equity method investments	37	(107)
Interest expense	483	565
Other (income) expense, net	(3,292)	7,029
Depreciation and amortization	902	947
Stock-based compensation expense	1,168	1,793
Legal, tax, and regulatory reserve changes and settlements	526	732
Goodwill and asset impairments/loss on sale of assets	157	25
Acquisition, financing and divestitures related expenses	102	46
Accelerated lease costs related to cease-use of ROU assets	5	6
COVID-19 response initiatives	54	1
Loss on lease arrangement, net	—	7
Restructuring and related charges, net	—	2
Legacy auto insurance transfer (1)	103	—
Mass arbitration fees, net	43	(14)
Adjusted EBITDA	$(774)	$1,713
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Year Ended December 31,
(In millions)	2021	2022
Free cash flow reconciliation:
Net cash provided by (used in) operating activities (1)	$(445)	$642
Purchases of property and equipment	(298)	(252)
Free cash flow (1)	$(743)	$390
(1) Net cash used in operating activities and free cash flow during the year ended December 31, 2021 reflected a $1.0 billion cash inflow related to a legacy auto insurance transfer. For additional information on the legacy auto insurance transfer, refer to the section titled “Liquidity and Capital Resources” for more information.

Net cash provided by operating activities and free cash flow during the year ended December 31, 2022 reflected a cash outflow of approximately $733 million (GBP 613 million) related to the resolution of outstanding HMRC VAT claims that were paid during the fourth quarter of 2022. For additional information on this matter, refer to Note 14 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K as well as the section titled “Liquidity and Capital Resources.”
Liquidity and Capital Resources

	Year Ended December 31,
(In millions)	2021	2022

Net cash provided by (used in) operating activities	$(445)	$642
Net cash used in investing activities	(1,201)	(1,637)
Net cash provided by financing activities	1,780	15
Operating Activities
Net cash provided by operating activities was $642 million for the year ended December 31, 2022, primarily consisting of $9.1 billion of net loss, adjusted for certain non-cash items, which primarily included $7.0 billion in unrealized losses from equity securities, $1.8 billion of stock-based compensation expense, and $947 million depreciation and amortization expense as well as a $335 million decrease in cash consumed by working capital. The decrease in cash consumed by working capital was primarily driven by an increase in our insurance reserves and accrued expenses and other current liabilities, partially offset by higher accounts receivable. Net cash provided by operating activities reflects a cash outflow of approximately $733 million (GBP 613 million) related to the resolution of outstanding HMRC VAT claims that were paid during the fourth quarter of 2022. For additional information on this matter, refer to Note 14 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Net cash used in operating activities was $445 million for the year ended December 31, 2021, primarily consisting of $570 million of net loss, adjusted for certain non-cash items, which primarily included $1.7 billion in gain on business divestitures, $1.2 billion of stock-based compensation expense, $1.1 billion of unrealized gain on debt and equity securities, $413 million of gain from sale of investments, depreciation and amortization expense of $902 million, as well as a $477 million decrease in cash consumed by working capital. The decrease in cash consumed by working capital and other operating activities was primarily driven by an increase in accrued expenses and other liabilities, an increase in our insurance reserves, partially offset by higher accounts receivable and prepaid expenses and lower operating lease liabilities. Net cash used in operating activities also reflects a $1.0 billion cash inflow related to legacy auto insurance transfer. For additional information on the legacy auto insurance transfer, see Note 1 – Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Investing Activities
Net cash used in investing activities was $1.6 billion for the year ended December 31, 2022, primarily consisting of $1.7 billion in purchases of marketable securities, $252 million in purchases of property and equipment, and $59 million in acquisition of business, net of cash acquired, partially offset by proceeds from maturities and sales of marketable securities of $376 million.
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
Financing Activities
Net cash provided by financing activities was $15 million for the year ended December 31, 2022, primarily consisting of proceeds from sale of subsidiary stock units of $255 million, and proceeds from the issuance of common stock under the Employee Stock Purchase Plan of $92 million, partially offset by $184 million of principal payments on finance leases, and $80 million of principal repayment on the non-interest bearing unsecured convertible notes related to the acquisition of Careem (“Careem Notes”).
Net cash provided by financing activities was $1.8 billion for the year ended December 31, 2021, primarily consisting of $1.5 billion of proceeds from issuance of notes, net of issuance costs, $675 million of proceeds from issuance of subsidiary preferred stock units, partially offset by $307 million of principal repayment on Careem Notes and $226 million principal payments on finance leases.
Other Information
As of December 31, 2022, $2.4 billion of our $4.2 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the

United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of December 31, 2022, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.
Non-Income Tax Matters
On October 31, 2022, we resolved all outstanding HMRC (the tax regulator in the UK) VAT claims related to periods prior to our model change on March 14, 2022. There was not a material impact to our statement of operations as we had adequate reserves recorded related to this resolution. During the fourth quarter of 2022, we made a payment of approximately $733 million (GBP 613 million) for this resolution. For additional information, see Note 14 – Commitments and Contingencies in the section titled “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
Commitments
Leases
Our operating lease portfolio primarily consists of corporate offices. For additional information, see Note 6 - Leases in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Long-Term Debt
We have long-term debt with varying maturities dates through 2029. For additional information, see Note 8 – Long-Term Debt and Revolving Credit Arrangements in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Purchase Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated.
In November 2022, we entered into commercial technology agreements with vendors for cloud computing services (“2022 Cloud Computing Service Agreements”). We are committed to spend an aggregate of at least $2.9 billion through November 2029, of which $160 million is short-term. We may pay more than the minimum purchase commitment to our cloud-computing web services providers based on usage. As of December 31, 2022, the amounts utilized for these agreements are immaterial.
As of December 31, 2022, we had $3.2 billion in non-cancelable commitments, this includes the $2.9 billion in 2022 Cloud Computing Service Agreements discussed above. The non-cancellable commitments have varying expiration terms through November 2029.

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
Revenue Recognition
We derive our revenue principally from service fees paid by Drivers and Merchants for the use of our platform in connection with our Mobility products and Delivery offering provided by Drivers and Merchants to end-users. Our sole performance obligation in the transaction is to connect Drivers and Merchants with end-users to facilitate the completion of a successful ridesharing trip or delivery. In certain markets, we also generate revenue from end-users and charge a direct fee for use of the platform and in exchange for

Mobility and Delivery services. With exception of these markets, end-users are not our customers because end-users access our platform for free and we have no performance obligation to end-users.
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
The outcomes of litigation, regulatory, indirect tax examinations and investigations are inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management’s expectations, our results of operations, financial condition, or cash flows, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $232 million as of December 31, 2022.
Investment Risk
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $7.8 billion and $6.7 billion as of December 31, 2021 and December 31, 2022, respectively. Marketable debt securities classified as restricted investments and short-term investments totaled $1.7 billion as of December 31, 2022. As of December 31, 2022, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risk related to the carrying amounts of investments in other companies, including our minority-owned, privately-held affiliates and recently public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held affiliates and recently public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of December 31, 2022, the carrying value of our investments was $6.9 billion, including equity method investments and restricted investments.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Uber Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Uber Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable non-controlling interests and equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments and contracts in an entity’s own equity in 2021.
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
Presentation of Mobility and Delivery Revenue Agreements, Including Incentives, Discounts and Promotions to Drivers, Merchants and End-Users
As described in Notes 1 and 2 to the consolidated financial statements, the Company derives its revenues principally from Drivers’ and Merchants’ use of the Company’s platform, on-demand lead generation, and related services in connection with Mobility and Delivery services, as well as from direct fees charged to end-users for use of the platform and in exchange for Mobility and Delivery services. Management applies judgment in determining whether the Company is the principal or agent in transactions with Drivers, Merchants and end-users. This determination impacts the presentation of revenue on a gross or net basis as well as the presentation of incentives provided to Drivers and Merchants and discounts and promotions offered to end-users, to the extent they are not customers. For the year ended December 31, 2022, the Company’s Mobility and Delivery revenue, net of incentives, was $24.9 billion and discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers totaled $2.2 billion, of which a significant portion relates to discounts and promotions.
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
Valuation of Insurance Reserves
As described in Note 1 to the consolidated financial statements, insurance reserves is the liability for unpaid losses and loss adjustment expenses, which represents the estimate of the ultimate unpaid obligation for risks retained by the Company and includes an amount for case reserves related to reported claims and an amount for losses incurred but not reported as of the balance sheet date. The estimate of the ultimate unpaid obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, management uses assumptions based on actuarial judgment related to claim and loss development patterns and expected loss costs, which consider frequency trends, severity trends, and relevant industry data. These reserves are continually reviewed by management and adjusted as experience develops and new information becomes known. The Company’s short-term and long-term insurance reserves as of December 31, 2022 totaled $4.7 billion.
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
February 21, 2023

We have served as the Company’s auditor since 2014.

UBER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	As of December 31, 2021	As of December 31, 2022
Assets
Cash and cash equivalents	$4,295	$4,208
Short-term investments	—	103
Restricted cash and cash equivalents	631	680
Accounts receivable, net of allowance of $51 and $80, respectively	2,439	2,779
Prepaid expenses and other current assets	1,454	1,479
Total current assets	8,819	9,249
Restricted cash and cash equivalents	2,879	1,789
Restricted investments	—	1,614
Investments	11,806	4,401
Equity method investments	800	870
Property and equipment, net	1,853	2,082
Operating lease right-of-use assets	1,388	1,449
Intangible assets, net	2,412	1,874
Goodwill	8,420	8,263
Other assets	397	518
Total assets	$38,774	$32,109
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$860	$728
Short-term insurance reserves	1,442	1,692
Operating lease liabilities, current	185	201
Accrued and other current liabilities	6,537	6,232
Total current liabilities	9,024	8,853
Long-term insurance reserves	2,546	3,028
Long-term debt, net of current portion	9,276	9,265
Operating lease liabilities, non-current	1,644	1,673
Other long-term liabilities	935	786
Total liabilities	23,425	23,605
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	204	430
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 1,949,316 and 2,005,486 shares issued and outstanding, respectively	—	—
Additional paid-in capital	38,608	40,550
Accumulated other comprehensive loss	(524)	(443)
Accumulated deficit	(23,626)	(32,767)
Total Uber Technologies, Inc. stockholders' equity	14,458	7,340
Non-redeemable non-controlling interests	687	734
Total equity	15,145	8,074
Total liabilities, redeemable non-controlling interests and equity	$38,774	$32,109
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	Year Ended December 31,
	2020	2021	2022
Revenue	$11,139	$17,455	$31,877
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5,154	9,351	19,659
Operations and support	1,819	1,877	2,413
Sales and marketing	3,583	4,789	4,756
Research and development	2,205	2,054	2,798
General and administrative	2,666	2,316	3,136
Depreciation and amortization	575	902	947
Total costs and expenses	16,002	21,289	33,709
Loss from operations	(4,863)	(3,834)	(1,832)
Interest expense	(458)	(483)	(565)
Other income (expense), net	(1,625)	3,292	(7,029)
Loss before income taxes and income (loss) from equity method investments	(6,946)	(1,025)	(9,426)
Provision for (benefit from) income taxes	(192)	(492)	(181)
Income (loss) from equity method investments	(34)	(37)	107
Net loss including non-controlling interests	(6,788)	(570)	(9,138)
Less: net income (loss) attributable to non-controlling interests, net of tax	(20)	(74)	3
Net loss attributable to Uber Technologies, Inc.	$(6,768)	$(496)	$(9,141)
Net loss per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(3.86)	$(0.26)	$(4.64)
Diluted	$(3.86)	$(0.29)	$(4.65)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	1,752,960	1,892,546	1,972,131
Diluted	1,752,960	1,895,519	1,974,928
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2020	2021	2022
Net loss including non-controlling interests	$(6,788)	$(570)	$(9,138)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(350)	57	81
Change in unrealized gain (loss) on investments in available-for-sale debt securities	2	(46)	—
Other comprehensive income (loss), net of tax	(348)	11	81
Comprehensive loss including non-controlling interests	(7,136)	(559)	(9,057)
Less: comprehensive income (loss) attributable to non-controlling interests	(20)	(74)	3
Comprehensive loss attributable to Uber Technologies, Inc.	$(7,116)	$(485)	$(9,060)
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)

	Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2019	$311	1,716,681	$—	$30,739	$(187)	$(16,362)	$682	$14,872
Exercise of stock options	—	16,821	—	80	—	—	—	80
Stock-based compensation	—	—	—	861	—	—	—	861
Issuance of common stock under the Employee Stock Purchase Plan	—	4,934	—	125	—	—	—	125
Equity component of convertible notes, net	—	—	—	243	—	—	—	243
Issuance of common stock as consideration for acquisitions	—	73,396	—	3,898	—	—	—	3,898
Issuance of common stock for settlement of RSUs	—	38,476	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(555)	—	(17)	—	—	—	(17)
Release of shares previously held in escrow related to prior business combination	—	41	—	2	—	—	—	2
Recognition of non-controlling interest upon acquisition	290	—	—	—	—	—	—	—
Issuance of Freight subsidiary preferred stock, net of costs to issue	247	—	—	—	—	—	—	—
Unrealized gain on investments in available-for-sale debt securities, net of tax	—	—	—	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	—	(350)	—	—	(350)
Distributions to non-controlling interests	(9)	—	—	—	—	—	(13)	(13)
Net loss	(52)	—	—	—	—	(6,768)	32	(6,736)
Balance as of December 31, 2020	$787	1,849,794	$—	$35,931	$(535)	$(23,130)	$701	$12,967
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)

	Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2020	$787	1,849,794	$—	$35,931	$(535)	$(23,130)	$701	$12,967
Exercise of stock options	—	9,440	—	101	—	—	—	101
Stock-based compensation	—	—	—	1,204	—	—	—	1,204
Reclassification of the equity component of 2025 Convertible Notes to liability upon adoption of ASU 2020-06	—	—	—	(243)	—	—	—	(243)
Reclassification of share-based award liability to additional paid-in capital	—	—	—	4	—	—	—	4
Issuance of common stock under the Employee Stock Purchase Plan	—	2,770	—	107	—	—	—	107
Issuance of common stock as consideration for acquisitions	—	19,377	—	929	—	—	—	929
Issuance of common stock for settlement of Careem Convertible Notes	—	4,225	—	232	—	—	—	232
Issuance of common stock for settlement of contingent consideration liability	—	2,252	—	102	—	—	—	102
Issuance of restricted stock awards, subject to repurchase, in connection with acquisition of non-controlling interest	—	4,641	—	—	—	—	—	—
Re-measurement of non-controlling interest	1,052	—	—	(1,058)	—	—	—	(1,058)
Acquisition of non-controlling interests	(1,194)	20,641	—	1,327	—	—	—	1,327
Recognition of non-controlling interest upon sale of Freight Holding preferred stock	—	—	—	—	—	—	675	675
Derecognition of non-controlling interests upon divestiture	(356)	—	—	—	—	—	(701)	(701)
Issuance of common stock for settlement of RSUs	—	36,703	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(527)	—	(28)	—	—	—	(28)
Unrealized loss on investments in available-for-sale debt securities, net of tax	—	—	—	—	(46)	—	—	(46)
Foreign currency translation adjustment	—	—	—	—	57	—	—	57
Net income (loss)	(85)	—	—	—	—	(496)	12	(484)
Balance as of December 31, 2021	$204	1,949,316	$—	$38,608	$(524)	$(23,626)	$687	$15,145

The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)

	Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2021	$204	1,949,316	$—	$38,608	$(524)	$(23,626)	$687	$15,145
Exercise of stock options	—	4,151	—	19	—	—	—	19
Stock-based compensation	—	—	—	1,843	—	—	—	1,843
Issuance of common stock for settlement of RSUs	—	47,828	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	4,599	—	92	—	—	—	92
Shares withheld related to net share settlement	—	(540)	—	(17)	—	—	—	(17)
Issuance of common stock for settlement of contingent consideration liability	—	132	—	5	—	—	—	5
Foreign currency translation adjustment	(3)	—	—	—	81	—	—	81
Recognition of non-controlling interest upon capital investment	18	—	—	—	—	—	—	—
Recognition of non-controlling interest upon issuance of subsidiary stock	—	—	—	—	—	—	5	5
Issuance of Freight subsidiary preferred stock	250	—	—	—	—	—	—	—
Net income (loss)	(39)	—	—	—	—	(9,141)	42	(9,099)
Balance as of December 31, 2022	$430	2,005,486	$—	$40,550	$(443)	$(32,767)	$734	$8,074

The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2021	2022
Cash flows from operating activities
Net loss including non-controlling interests	$(6,788)	$(570)	$(9,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	575	902	947
Bad debt expense	76	109	114
Stock-based compensation	827	1,168	1,793
Gain from sale of investments	—	(413)	—
Gain on business divestitures, net	(204)	(1,684)	(14)
Deferred income taxes	(266)	(692)	(441)
Impairment of debt and equity securities	1,690	—	—
Impairments of goodwill, long-lived assets and other assets	404	116	28
Impairment of equity method investment	—	—	182
Loss (income) from equity method investments, net	34	37	(107)
Unrealized (gain) loss on debt and equity securities, net	125	(1,142)	7,045
Revaluation of MLU B.V. call option	—	—	(191)
Unrealized foreign currency transactions	48	38	96
Other	2	4	(7)
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	142	(597)	(542)
Prepaid expenses and other assets	94	(236)	(196)
Collateral held by insurer	339	860	—
Operating lease right-of-use assets	341	165	193
Accounts payable	(133)	90	(133)
Accrued insurance reserves	(3)	516	736
Accrued expenses and other liabilities	83	1,068	492
Operating lease liabilities	(131)	(184)	(215)
Net cash provided by (used in) operating activities	(2,745)	(445)	642
Cash flows from investing activities
Purchases of property and equipment	(616)	(298)	(252)
Purchases of non-marketable equity securities	(10)	(982)	(14)
Purchases of marketable securities	(2,101)	(1,113)	(1,708)
Proceeds from sale of non-marketable equity securities	—	500	—
Proceeds from maturities and sales of marketable securities	1,360	2,291	376
Proceeds from sale of equity method investments and grant of related call option	—	1,000	—
Proceeds from business divestiture, net of cash divested	—	—	26
Acquisition of businesses, net of cash acquired	(1,471)	(2,314)	(59)
Return of capital from equity method investee	91	—	—
Purchase of notes receivables	(185)	(297)	—
Other investing activities	63	12	(6)
Net cash used in investing activities	(2,869)	(1,201)	(1,637)
Cash flows from financing activities
Proceeds from issuance and sale of subsidiary stock units	247	675	255
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	125	107	92
Issuance of term loan and notes, net of issuance costs	2,628	1,484	—

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2021	2022
Principal repayment on term loan and notes	(527)	(27)	—
Principal repayment on Careem Notes	(891)	(307)	(80)
Principal payments on finance leases	(224)	(226)	(184)
Other financing activities	21	74	(68)
Net cash provided by financing activities	1,379	1,780	15
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(92)	(69)	(148)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	(4,327)	65	(1,128)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	12,067	7,391	7,805
Reclassification from (to) assets held for sale during the period	(349)	349	—
End of period, excluding cash classified within assets held for sale	$7,391	$7,805	$6,677

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$412	$449	$513
Income taxes, net of refunds	82	87	175
Non-cash investing and financing activities:
Finance lease obligations	196	184	349
Right-of-use assets obtained in exchange for lease obligations	202	273	329
Common stock issued in connection with acquisitions	3,898	1,868	—
Ownership interest received in exchange for divestitures	171	1,018	—
Issuance of Careem Notes including the holdback amount	1,634	—	—
Conversion of convertible notes to common stock related to Careem	—	232	—
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber,” “we,” “our,” or “us”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. Uber is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. Uber develops and operates proprietary technology applications supporting a variety of offerings on its platform (“platform(s)” or “Platform(s)”). Uber connects consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, and connects Riders and other consumers (“Eaters”) with restaurants, grocers and other stores (collectively, “Merchants”) with delivery service providers (“Couriers”) for meal preparation, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Couriers are collectively referred to as “Driver(s).” Uber also connects consumers with public transportation networks. Uber uses this same network, technology, operational excellence and product expertise to connect shippers with carriers in the freight industry. Uber is also developing technologies designed to provide new solutions to solve everyday problems.
Our technology is used around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe, the Middle East, Africa, and Asia (excluding China and Southeast Asia).
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We consolidate our wholly-owned subsidiaries and majority-owned subsidiaries over which we exercise control, and variable interest entities (“VIE”) where we are deemed to be the primary beneficiary. Refer to Note 15 – Variable Interest Entities for further information. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, management evaluates estimates, including, but not limited to: fair values of investments and other financial instruments (including the measurement of credit or impairment losses); useful lives of amortizable long-lived assets; fair value of acquired intangible assets and related impairment assessments; impairment of goodwill; stock-based compensation; income taxes and non-income tax reserves; certain deferred tax assets and tax liabilities; insurance reserves; and other contingent liabilities. These estimates are inherently subject to judgment and actual results could differ from those estimates. We considered the impacts of the COVID-19 pandemic on the assumptions and inputs (including market data) supporting certain of these estimates, assumptions and judgments. The level of uncertainties and volatility related to the impacts of the COVID-19 pandemic means that these estimates may change in future periods, as new events occur and additional information is obtained.
Concentration of Credit Risk
Cash and cash equivalents, short-term investments, restricted cash and cash equivalents, restricted investments, other receivables, and accounts receivable are potentially subject to credit risk concentration. Cash, cash equivalents, and available-for-sale securities primarily consist of money market funds, cash deposits, U.S. government and agency securities, and investment-grade corporate debt securities. Our investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. Cash deposits typically exceed insured limits and are placed with financial institutions around the world that we believe are of high credit quality. We have not experienced any material losses related to these concentrations during the periods presented. Our other receivables primarily consist of funds withheld by well-established insurance companies with high credit quality that may be used to cover future settlement of reserved insurance claims. We rely on a limited number of third parties to provide payment processing services (“payment service providers”) to collect amounts due from end-users. Payment service providers are financial institutions or credit card companies that we believe are of high credit quality. No customers accounted for 10% or more of revenue for the years ended December 31, 2020, 2021 and 2022.
Certain Significant Risks and Uncertainties
We have incurred significant net losses since inception and had an accumulated deficit of $32.8 billion as of December 31, 2022. Our operations have historically been funded through equity and debt financings. While management currently anticipates that our available cash and cash equivalents, and revolving credit facility will be sufficient to meet our operational cash needs for at least the next twelve months from the date of issuance of these financial statements, additional capital may need to be raised or additional indebtedness incurred to continue to fund the operations and other strategic initiatives. We may not be able to obtain additional financing on favorable terms, if at all, or our ability to incur additional indebtedness may be restricted by the terms of our existing debt instruments.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash held in checking and savings accounts as well as investments in money market funds, U.S. government and agency securities, commercial paper, corporate bonds, and time deposits. We consider all highly-liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash includes amounts collected on behalf of, but not yet remitted to Drivers and Merchants, which are included in accrued and other current liabilities on the consolidated balance sheets.
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

	As of December 31,
	2020	2021	2022
Cash and cash equivalents	$5,647	$4,295	$4,208
Restricted cash and cash equivalents - current	250	631	680
Restricted cash and cash equivalents - non-current	1,494	2,879	1,789
Total cash and cash equivalents, and restricted cash and cash equivalents	$7,391	$7,805	$6,677
Collateral Held by Insurer
Collateral held by insurer represents funds held by James River Group companies (“James River”). These funds, previously held in a trust account, were withdrawn by James River during the fourth quarter of 2019 upon notice of cancellation of their insurance policies (primarily auto insurance policies) issued to one of our subsidiaries. The funds served as collateral for us and our subsidiary’s current and future claim settlement obligations under the indemnification agreements for these insurance policies as included in insurance reserves on the consolidated balance sheet. Accordingly, the amount withdrawn was presented as collateral held by insurer on the consolidated balance sheet.
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

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represents uncollected payments from end-users for completed transactions where (i) the payment method is credit card and includes (a) end-user payments not yet settled with payment service providers, and (b) end-user payments settled by payment service providers but not yet remitted to us, (ii) completed shipments where we have an unconditional right to the consideration from Freight customers (“Shippers”) and payment has not been received or (iii) uncollected payments from Uber for Business organizations for completed transactions. The timing of settlement of amounts due from these parties varies by region and by product. The portion of the receivable to be remitted to Drivers and Merchants is included in accrued and other current liabilities. Refer to Note 9 – Supplemental Financial Statement Information for amounts payable to Drivers and Merchants.
Although we pre-authorize forms of payment to mitigate our exposure, we bear the cost of any accounts receivable losses. We record an allowance for doubtful accounts for accounts receivable that may never settle or be collected, as well as for credit card chargebacks including fraudulent credit card transactions. We consider the allowance for doubtful accounts for fare amounts to be direct and incremental costs to revenue earned and, therefore, the costs are primarily included as cost of revenue in the consolidated statements of operations. We estimate the allowance based on historical experience, estimated future payments and geographical trends, which are reviewed periodically and as needed, and amounts are written off when determined to be uncollectible. Chargebacks and credit card losses were $178 million, $246 million and $286 million for the years ended December 31, 2020, 2021 and 2022, respectively.
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
Leases
We account for leases in accordance with Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). We elected the “package of practical expedients,” which permits us not to reassess under ASC 842 our prior conclusions about lease identification, lease classification and initial direct costs. We made a policy election not to separate non-lease components from lease components, therefore, we account for lease and non-lease components as a single lease component. We also elected the short-term lease recognition exemption for all leases that qualify.
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
Operating leases are included in operating lease ROU assets, operating lease liabilities, current and operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, net, accrued and other current liabilities, and other long-term liabilities on our consolidated balance sheets. For operating leases, lease expense is recognized on a straight-line basis in operations over the lease term. For finance leases, lease expense is recognized as depreciation and interest; depreciation on a straight-line basis over the lease term and interest using the effective interest method. As of December 31, 2021 and 2022, less than 14% of our operating lease ROU assets related to leased assets outside of the U.S.
Acquisitions
We account for acquisitions of entities or asset groups that qualify as businesses in accordance with ASC 805, “Business Combinations” (“ASC 805”). The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. Refer to Note 17 – Business Combinations for further information.
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
Intangible Assets, Net
Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from two to 18 years. We review definite-lived intangible assets for impairment under the long-lived asset model described in the Evaluation of Long-Lived Assets for Impairment section. Refer to Note 7 – Goodwill and Intangible Assets for further information.
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
Debt Securities
Accounting for our debt securities varies depending on the legal form of the security, our intended holding period for the security, and the nature of the transaction. Investments in debt securities are classified as available-for-sale and are initially recorded at fair value. Investments in marketable debt securities may include U.S. government and agency securities, commercial paper, corporate bonds, and time deposits. Certain investments in non-marketable equity securities with redemption, interest, or other debt-like features were classified as available-for-sale debt securities. Subsequent changes in fair value of available-for-sale debt securities are recorded in other comprehensive income (loss), net of tax. We record certain of our debt securities at fair value with the changes in fair value recorded in earnings under the fair value option of accounting for financial instruments.
As of December 31, 2022, we considered our marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as short-term investments on the consolidated balance sheet.
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
Restricted Investments
As of December 31, 2022, restricted investments on the consolidated balance sheet are comprised of marketable debt securities that may include U.S. government and agency securities, commercial paper, corporate bonds, and time deposits, which are held in trust accounts at third-party financial institutions pursuant to certain contracts with insurance providers. Restricted investments are classified as non-current assets as these investments are unavailable for use in short-term operations due to legal and/or contractual restrictions.
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
Our primary financial instruments include receivables, investments in debt and equity securities, accounts payable, accrued liabilities, long-term debt and warrants. The estimated fair value of marketable debt securities, accounts receivable, accounts payable and accrued liabilities approximates their carrying value due to the short-term maturities of these instruments. Refer to Note 3 – Investments and Fair Value Measurement and Note 8 – Long-Term Debt and Revolving Credit Arrangements for further information.
Variable Interest Entities
We evaluate our ownership, contractual and other interests in entities to determine if we have a variable interest in an entity. These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical and prospective information, among other factors. If we determine that an entity for which we hold a contractual or ownership interest in is a VIE and that we are the primary beneficiary, we consolidate such entity in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we determine whether any changes in the interest or relationship with the entity impacts the determination of whether we are still the primary beneficiary. If we are not deemed to be the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP. Refer to Note 15 – Variable Interest Entities for further information.
Revenue Recognition
We recognize revenue when or as we satisfy our obligations. We derive our revenues principally from Drivers’ and Merchants’ use of our platform, on-demand lead generation, and related services, including facilitating payments from end-users. The service enables Drivers and Merchants to seek, receive and fulfill on-demand requests from end-users seeking Mobility or Delivery services (collectively the “Uber Service”). Beginning in 2020, in certain markets we also generate revenue from end-users. We charge a direct fee for use of the platform and in exchange for Mobility and Delivery services. Additionally, we derive revenue from customers' use of Freight services.
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
In 2020, we modified our arrangements in certain markets and, as a result, concluded we are responsible for Delivery services to end-users in those markets. We have determined that in these transactions, Merchants and end-users are our customers and revenue from these contracts shall be recognized separately for each under ASC 606. We recognize Delivery service revenue associated with our performance obligation over the contract term, which represents its performance over the period of time the delivery is occurring. We recognized revenue from end-users of $91 million, $710 million, and $1.3 billion for the years ended December 31, 2020, 2021 and 2022, respectively, associated with these Delivery transactions. We recognized cost of revenue, exclusive of depreciation and amortization of $439 million, $2.4 billion, and $3.8 billion for the years ended December 31, 2020, 2021 and 2022, respectively, associated with these Delivery transactions.

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
In 2022, we modified our arrangements in certain markets and, as a result, concluded we are responsible for the provision of Mobility services to end-users in those markets. We have determined that in these transactions, end-users are our customers and our sole performance obligation in the transaction is to provide transportation services to the end-user. We recognize revenue when a trip is complete. In these markets where we are responsible for Mobility services, we present revenue from end-users on a gross basis, as we control the service provided by Drivers to end-users, while payments to Drivers in exchange for Mobility services are recognized in cost of revenue, exclusive of depreciation and amortization.
In all markets aside from the above three scenarios, end-users are not our customers as end-users access the platform for free and we have no performance obligation to end-users.
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
In the vast majority of transactions with end-users, we act as an agent of the Driver or Merchant by connecting end-users seeking Mobility and Delivery services with Drivers and Merchants looking to provide these services. Drivers and Merchants are our customers and pay us a service fee for each successfully completed transaction with end-users. Accordingly, we recognize revenue on a net basis, representing the fee we expect to receive in exchange for us providing the service to Drivers and Merchants. In certain markets, we promise Mobility or Delivery services to end-users for a fee and separately subcontract with Drivers to provide the Mobility or Delivery services. In these markets, we are the principal for the services and present the respective Mobility and Delivery revenue on a gross basis because we are primarily responsible for the services.
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
Principal vs. Agent Considerations
Judgment is required in determining whether we are the principal or agent in transactions with Shippers. For contracts where we control the service before it is transferred to the Shipper, we are primarily responsible for identifying and directing independent freight carriers to transport the Shipper’s goods, including having discretion in selecting a qualified independent freight carrier that meets the Shipper’s specifications. We also have pricing discretion for the price(s) charged to Shippers and amounts paid to Carriers. Accordingly, we are the principal in these transactions. In certain arrangements, we do not control the service provided to customers as we do not have latitude in carrier selection and establishing rates with the Carrier. Revenue is recognized on a net basis for these transactions. Contracts where we do not control the service before it is transferred to the Shipper are not material for the years ended December 31, 2020, 2021 and 2022.
All Other Revenue
All other revenue includes revenue from immaterial sources such as New Mobility products and Advanced Technologies Group’s (“ATG”) collaboration revenue.
Advertising Revenue
We derive the majority of our advertising revenue from sponsored listing fees paid by merchants and brands in exchange for advertising on our platform. Advertising revenue is recognized when an end-user engages with the sponsored listing based on the number of clicks. Revenue is presented on a gross basis in the amount billed to merchants and brands as we control the advertisement before it is transferred to the end-user.

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
Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. We expense such referral payments as incurred in sales and marketing expenses in the consolidated statements of operations. We apply the practical expedient under ASC 340-40-25-4 and expense costs to acquire new customer contracts as incurred because the amortization period would be one year or less. The amount recorded as an expense is the lesser of the amount of the incentive paid or the established fair value of the service received. Fair value of the service is established using amounts paid to vendors for similar services. The amounts paid to customers presented as sales and marketing expenses for the years ended December 31, 2020, 2021 and 2022 were immaterial.
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
Refunds and Credits
Refunds and credits to end-users due to end-user dissatisfaction with the Platform are recorded as marketing expenses or as a reduction of revenue depending on whether the end-user is considered a customer based on the market. Refunds to end-users that we recover from Drivers and Merchants are recorded as a reduction of revenue.
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
Performance-Based Awards
We have granted restricted common stock awards (“RSA(s)”), RSUs, stock appreciation rights (“SAR(s)”), stock options, and warrants that vest upon the satisfaction of both service-based and performance-based conditions. The service-based condition for these awards generally is satisfied over three or four years. The performance-based conditions generally are satisfied upon achieving specified performance targets, such as our financial or operating metrics, and/or the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain specific liquidation or change in control transactions, or (ii) an initial public offering (“IPO”). We record stock-based compensation expense for performance-based equity awards such as RSAs, RSUs, SARs, and stock options on an accelerated attribution method over the requisite service period, which is generally three or four years, and only if performance-based conditions are considered probable to be satisfied.
For performance-based awards and RSUs, we determine the grant-date fair value to be the fair value of our common stock on the grant date.
For performance-based SARs, stock options, and warrants, we determine the grant-date fair value utilizing the valuation model as described above for service-based awards.
Market-Based Awards
We have granted RSUs and stock options that vest only upon the satisfaction of all the following conditions: service-based conditions, performance-based conditions, and/or market-based conditions. The service-based condition for these awards generally is satisfied over three or four years. The performance-based conditions generally are satisfied upon achieving specified performance targets, such as the occurrence of a qualifying event, as described above for performance-based awards. The market-based conditions are satisfied upon our achievement of specified fully-diluted equity values, as determined based on our stock price.
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
•Sales and marketing expenses primarily consist of compensation costs, including stock-based compensation to sales and marketing employees, advertising costs, product marketing costs and discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers, and the allocation of certain corporate costs. We expense advertising and other promotional expenditures as incurred. Advertising expenses totaled $1.0 billion, $1.7 billion and $1.7 billion for the years ended December 31, 2020, 2021 and 2022, respectively. Discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers totaled $2.0 billion, $2.4 billion, and $2.2 billion for the years ended December 31, 2020, 2021 and 2022, respectively.

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
Recently Adopted Accounting Pronouncements
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which requires disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The standard is effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted. We adopted the ASU prospectively on January 1, 2022. The additional required annual disclosures did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if it had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. We will adopt this accounting standard update on January 1, 2023 and will apply the guidance prospectively for future acquisitions.
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
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Year Ended December 31,
	2020	2021	2022
Mobility revenue (1)	$6,089	$6,953	$14,029
Delivery revenue (1)	3,904	8,362	10,901
Freight revenue	1,011	2,132	6,947
All Other revenue	135	8	—
Total revenue	$11,139	$17,455	$31,877
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.

	Year Ended December 31,
	2020	2021	2022
United States and Canada ("US&CAN")	$6,611	$10,094	$19,474
Latin America ("LatAm")	1,295	1,417	1,978
Europe, Middle East and Africa ("EMEA")	2,086	3,213	6,944
Asia Pacific ("APAC")	1,147	2,731	3,481
Total revenue	$11,139	$17,455	$31,877
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
Additionally, in certain markets where we are responsible for Mobility services, fees charged to end-users are also included in revenue, while payments to Drivers in exchange for Mobility services are recognized in cost of revenue, exclusive of depreciation and amortization.
Delivery Revenue
We derive revenue for Delivery from Merchants’ and Couriers’ use of the Delivery platform and related service to facilitate and complete Delivery transactions.
Additionally, in certain markets where we are responsible for Delivery services, delivery fees charged to end-users are also included in revenue, while payments to Couriers in exchange for Delivery services are recognized in cost of revenue, exclusive of depreciation and amortization. Delivery also includes advertising revenue from sponsored listing fees paid by Merchants and brands in exchange for advertising services.
Freight Revenue
Freight revenue consists of revenue from freight transportation services provided to shippers. During the fourth quarter of 2021, we completed the acquisition of Transplace, and as a result, our Freight revenue now also includes revenue from transportation management. Refer to Note 17 – Business Combinations for further information on the Transplace acquisition.
All Other Revenue
Prior to 2022, All Other revenue primarily includes collaboration revenue related to our ATG business and revenue from our New Mobility offerings and products.
ATG collaboration revenue was within the scope of ASC 808, Collaborative Arrangements, and related to a three-year joint collaboration agreement we entered into in 2019. During the first quarter of 2021, we completed the sale of Apparate USA LLC (“Apparate” or the “ATG Business”) to Aurora Innovation, Inc. (“Aurora”). Refer to Note 18 – Divestitures for further information.
New Mobility offerings and products provided users access to rides through a variety of modes, including dockless e-bikes and e-scooters (“New Mobility”), platform incubator group offerings and other immaterial revenue streams. New Mobility revenue was accounted for as an operating lease as defined under ASC 842. After the JUMP divestiture during the second quarter of 2020, revenue from New Mobility products, including dockless e-bikes, was no longer material.
Contract Balances and Remaining Performance Obligation
Contract liabilities represent consideration collected prior to satisfying our performance obligations. As of December 31, 2022, we had $133 million of contract liabilities included in accrued and other current liabilities as well as other long-term liabilities on the consolidated balance sheet. Revenue recognized from these contracts during 2020, 2021 and 2022 was not material.
Our remaining performance obligation for contracts with an original expected length of greater than one year is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of December 31, 2022	$25	$106	$131

Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the consolidated balance sheets consisted of the following as of December 31, 2021 and 2022 (in millions):

	As of December 31,
	2021	2022
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$—	$44
Commercial paper	—	46
Corporate bonds	—	13
Short-term investments	$—	$103

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$—	$1,614
Restricted investments	$—	$1,614

Classified as investments:
Non-marketable equity securities:
Didi	$—	$1,802
Other (2)	315	312
Marketable equity securities
Didi	2,838	—
Grab	3,821	1,726
Aurora	3,388	364
Other	1,312	87
Notes receivable from a related party (2), (3)	132	110
Investments	$11,806	$4,401
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.
(2) These balances include certain investments recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.

(3) Consists of the Lime Convertible Note. Neutron Holdings, Inc. (“Lime”) is considered a related party as a result of our investment in Lime Common Stock. For further information, see the section titled “Lime Investments” below and Note 18 – Divestitures.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2021 (1)				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$3,214	$—	$—	$3,214	$1,005	$—	$—	$1,005
U.S. government and agency securities	—	—	—	—	—	1,975	—	1,975
Commercial paper	—	—	—	—	—	76	—	76
Corporate bonds	—	—	—	—	—	15	—	15
Non-marketable equity securities	—	—	32	32	—	—	3	3
Marketable equity securities	11,359	—	—	11,359	2,177	—	—	2,177
Notes receivable from a related party	—	—	132	132	—	—	110	110
Total financial assets	$14,573	$—	$164	$14,737	$3,182	$2,066	$113	$5,361
Financial Liabilities
MLU B.V. Call Option (2)	$—	$—	$193	$193	$—	$—	$2	$2
Total financial liabilities	$—	$—	$193	$193	$—	$—	$2	$2
(1) During the third quarter of 2022, we determined that the balance of money market funds as of December 31, 2021, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022, was incorrectly disclosed as zero in the fair value level hierarchy table. There were no impacts to our: balance of cash and cash equivalents; restricted cash and cash equivalents; restricted cash and cash equivalents, non-current; financial position; liquidity; results of operations; comprehensive loss; cash flows; or the change in equity. We determined this to be an immaterial error. The December 31, 2021 balance of money market funds in the table above has been revised to $3.2 billion. As of both March 31, 2022 and June 30, 2022, the money market funds balance in the fair value level hierarchy table should have been $3.1 billion. As of December 31, 2022, the decrease in money market funds was primarily driven by reinvesting funds into marketable debt securities and cash deposits.
(2) For further information, see Note 4 - Equity Method Investments.
The amortized cost of our debt securities measured at fair value on a recurring basis approximates fair value as of December 31, 2022. We did not record any material unrealized gains or losses, or credit losses as of December 31, 2022. The weighted-average remaining maturity of our debt securities was less than one year as of December 31, 2022.
Fair Value Hierarchy
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
Our Level 3 non-marketable equity securities as of December 31, 2021 and 2022 primarily consist of common stock investments and redeemable preferred stock investments in privately held companies without readily determinable fair values.
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
Didi Investment
On June 30, 2021, Didi started trading on the New York Stock Exchange. Accordingly, our investment in preferred shares of Didi, which was previously accounted for under the measurement alternative on a non-recurring basis, was converted to ordinary shares with a readily determinable fair value and therefore changed to an investment measured at fair value on a recurring basis. As of December 31, 2021, our Didi investment was classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis. For the year ended December 31, 2021, we recognized an unrealized loss of $3.0 billion on this investment in other income (expense), net in our consolidated statements of operations.
As of December 31, 2022, our Didi investment is classified as a non-marketable equity security and is measured at fair value on a non-recurring basis with a readily available price based on significant other observable inputs (Level 2). For further information, see the section titled “Didi Investment” below.
Zomato Investment
In July 2021, Zomato Media Private Limited (“Zomato”), in which we held preferred shares that were previously classified as non-marketable equity securities and accounted for under the measurement alternative on a non-recurring basis, completed its IPO in India. Accordingly, our Zomato investment was converted to ordinary shares upon the completion of the IPO and was classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021. During the year ended December 31, 2021, we recognized an unrealized gain of $991 million on this investment in other income (expense), net in our consolidated statement of operations. As of December 31, 2021, the carrying value of the investment was $1.1 billion. Our investment was subject to a lock-up period in which our ability to sell was restricted until July 2022.
During the third quarter of 2022, we completed the sale of $418 million of our entire stake in Zomato ordinary shares for net proceeds of $376 million and recognized an immaterial loss from this transaction in other income (expense), net in our consolidated statement of operations.
Aurora Investment
On January 19, 2021, we completed the sale of our ATG Business to Aurora. As consideration for the sale of our ATG Business to Aurora, we received common stock in Aurora. Concurrently, we invested in Aurora’s preferred stock. For further information, refer to Note 18 – Divestitures.
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
On November 3, 2021, Aurora completed its planned special purpose acquisition company (“SPAC”) merger with Reinvent Technology Partners Y, resulting in Aurora becoming a publicly traded company post combination. Upon the completion of the merger, all of our Aurora Investments converted into shares of the newly issued Class A common stock of the publicly traded company. In addition, our ownership was significantly diluted and we lost the ability to appoint a second seat on Aurora’s board of directors. As a result, we no longer held significant influence over Aurora. As of December 31, 2021 and 2022, our Aurora Investment has been classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis. We recognized an unrealized gain of $1.6 billion and unrealized loss of $3.0 billion on this investment in other income (expense), net in our consolidated statements of operations for the years ended December 31, 2021 and 2022, respectively.

Summarized financial information for Aurora for the year ended December 31, 2021 is as follows (in millions):

Results of Operations Data	Year Ended December 31, 2021
Revenue	$83
Total operating expenses	813
Loss from operations	(731)
Net loss	(755)

Balance Sheet Data	As of December 31, 2021
Current assets	$1,677
Total assets	3,690
Current liabilities	91
Total liabilities	348
Grab Investment
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
On December 1, 2021, Grab completed its planned SPAC merger with Altimeter Growth Corporation, resulting in Grab becoming a publicly traded company post combination. Upon the completion of the merger, our investment in Series G preferred shares of Grab, which was previously accounted for as an investment in an available-for-sale debt security due to the redemption feature of the shares, converted into the newly issued Class A ordinary shares of the publicly traded company. We recorded the fair value of our investment with changes in the fair value recorded in other comprehensive income (loss), net of tax through the date of the conversion. Upon the conversion, we released the accumulative pre-tax unrealized gains on the investment of $2.8 billion recorded through other comprehensive income and recognized them as unrealized gains in other income (expense), net in our consolidated statement of operations for year ended December 31, 2021. Subsequent to the conversion, we recognized unrealized losses of $1.2 billion and $2.1 billion on the investment in other income (expense), net in our consolidated statements of operations for the years ended December 31, 2021 and 2022, respectively, for the fair value change of the equity security.
As of December 31, 2022, our Grab investment has been classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis.
Lime Investments
Our ownership in Lime is comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”). The 2020 Lime Investments were received as part of the transaction by which we divested of our JUMP business. Refer to Note 18 – Divestitures for further information regarding the JUMP Divestiture and the 2020 Lime Investments. Our investment in Lime Common Stock and representation on Lime’s board of directors gives us the ability to exercise significant influence over Lime. We elected to apply the fair value option to our Lime Common Stock investment and therefore we are applying fair value accounting to all of the 2020 Lime Investments which provides for consistency of accounting treatment. The 2020 Lime Investments are measured at fair value on a recurring basis with changes in fair value reflected in earnings. In December 2021, we contributed an additional $50 million of cash to Lime in exchange for a second convertible secured note that may be converted into common or preferred stock. The fair value of the 2020 Lime Investments as of December 31, 2021 of

$162 million was determined by referencing a financing transaction and used as an input to an OPM. Other key inputs to the OPM were discount rates of 22% and 28%, volatility of 70% and time to liquidity of 1.25 years.
The fair value of our Lime investments as of December 31, 2022 of $113 million was determined by referencing a financing transaction and used as an input to an OPM. Other key inputs to the OPM were discount rates of 32% and 38%, volatility of 87% and time to liquidity of 1.50 years.
Financial Assets and Liabilities Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2021 and 2022, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Debt Securities	Non-marketable Equity Securities	Notes Receivable	MLU B.V. Call Option
Balance as of December 31, 2020	$2,341	$52	$83	$—
Change in fair value
Included in earnings	—	553	(1)	(37)
Included in other comprehensive income (loss)	2,724	—	—	—
Purchases	—	1,677	50	—
Issuance	—	—	—	230
Transfer to Level 1	(5,065)	(2,250)	—	—
Balance as of December 31, 2021	—	32	132	193
Change in fair value
Included in earnings	—	(29)	(22)	(191)
Included in other comprehensive income (loss)	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Balance as of December 31, 2022	$—	$3	$110	$2
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
We did not make any transfers into or out of Level 3 of the fair value hierarchy during the year ended December 31, 2022.
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
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the years ended December 31, 2020, 2021 and 2022 based on the observable price in an orderly transaction for the same or similar security of the same issuers (in millions):

	Year Ended December 31,
	2020	2021	2022
Upward adjustments	$—	$71	$1,046
Downward adjustments (including impairment)	(1,690)	—	(641)
Total unrealized gain (loss) for non-marketable equity securities	$(1,690)	$71	$405
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
Didi Investment
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
In the second quarter of 2022, Didi completed their delisting from the New York Stock Exchange (“NYSE Delisting”). We concluded the ordinary shares held by us did not have a readily determinable fair value and should be accounted for under the measurement alternative method. As of December 31, 2022, Didi American Depositary Shares (“ADS”) continue to be traded in the over-the-counter (“OTC”) market. We determined that the Didi ADS were similar to the ordinary shares held prior to the NYSE Delisting. We then measured the investment to fair value based on the closing share price of the Didi ADS on the OTC market on December 31, 2022 as an observable transaction for similar securities. For the year ended December 31, 2022, we recognized an unrealized loss of $1.0 billion on this investment in other income (expense), net in our consolidated statement of operations.
We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the years ended December 31, 2020 and 2022.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of December 31,
	2021	2022
Initial cost basis	$279	$1,700
Upward adjustments	4	1,052
Downward adjustments (including impairment)	—	(641)
Total carrying value at the end of the period	$283	$2,111

Note 4 - Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of December 31,
	2021	2022
MLU B.V.	$751	$816
Mission Bay 3 & 4	38	34
Other	11	20
Equity method investments	$800	$870
MLU B.V. Investment
During 2018, we closed a transaction that contributed the net assets of our Uber Russia/CIS operations into a newly formed private limited liability company (“MLU B.V.” or “Yandex.Taxi joint venture”), with Yandex and us holding ownership interests in MLU B.V. In exchange for consideration contributed, we received a seat on MLU B.V.’s board and an initial 38% equity ownership interest consisting of common stock in MLU B.V. The investment was determined to be an equity method investment due to our ability to exercise significant influence over MLU B.V. As of December 31, 2021 and 2022, our equity ownership interest in MLU B.V. was 29% on a fully-diluted basis.
We review for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable. During the first quarter of 2022, we determined that our investment in MLU B.V. was other-than-temporarily impaired, and recorded an impairment charge of $182 million in other income (expense), net in the consolidated statement of operations. The impairment was primarily due to consensus projections of a protracted recession of the Russian economy as a result of Russia's invasion of Ukraine. To determine the fair value of our investment in MLU B.V., we utilized a market approach referencing revenue multiples from publicly traded peer companies.
2021
On August 30, 2021, we entered into an agreement with Yandex (the “Framework Agreement”) to restructure our joint ventures, MLU B.V. and Yandex Self Driving Group B.V. (“SDG”) and we would sell to Yandex (i) our 4.5% equity interest in MLU B.V. and (ii) our entire equity interest in SDG (the “Initial Closing”). Subsequent to the Initial Closing, Yandex spun-off, by way of demerger from MLU B.V., its delivery businesses: Yandex.Eats, Yandex.Lavka and Yandex.Delivery (collectively, “Demerged Businesses”). Immediately following the demerger, Yandex acquired all of our equity interest in the Demerged Businesses (“Demerger Share Closing”). In connection with the Framework Agreement, we granted Yandex an option (“MLU B.V. Call Option”) to acquire our remaining equity interest in MLU B.V. during the two-year period following the Initial Closing. The total consideration paid by Yandex to us for the transaction was $1.0 billion in cash allocated as follows: (i) $276 million for our 4.5% of equity interest in MLU B.V.; (ii) $412 million for our equity interest in the Demerged Businesses; (iii) $230 million for the MLU B.V. Call Option; and (iv) the remaining immaterial amounts to our interest in SDG.
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

The table below provides the composition of the basis difference (in millions):

As of December 31, 2022
Equity method goodwill	$320
Intangible assets, net of accumulated amortization	31
Deferred tax liabilities	(8)
Cumulative currency translation adjustments	7
Basis difference	$350
We amortize the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. The weighted-average life of the intangible assets is approximately 3.3 years and 3.0 years as of December 31, 2021 and 2022, respectively. Equity method goodwill is not amortized.
MLU B.V. Call Option
The MLU B.V. Call Option is recorded as a liability in accrued and other current liabilities on our consolidated balance sheets, initially valued at $230 million and measured at fair value on a recurring basis with changes in fair value recorded in other income (expense), net in the consolidated statements of operations. As of December 31, 2022, the exercise price of the MLU B.V. Call Option is approximately $1.9 billion, subject to certain adjustments based on the timing of the option exercise.
As of December 31, 2021, the fair value of the MLU B.V. Call Option was $193 million, including the recognition of an immaterial gain for the fair value change during the year ended December 31, 2021. To determine the fair value of the MLU B.V. Call Option as of December 31, 2021, we used a lattice model which simulated multiple scenarios of the exercise behaviors and the corresponding strike prices over the term of the call option. Key inputs to the lattice model were underlying business value, option term of 1.7 years, volatility of 50%, risk-free interest rates, and strike price (Level 3).
As of December 31, 2022, the fair value of the MLU B.V. Call Option was $2 million. We recorded a $191 million net gain for the fair value change during the year ended December 31, 2022. To determine the fair value of the MLU B.V. Call Option as of December 31, 2022, we used a lattice model which simulated multiple scenarios of the exercise behaviors and the corresponding strike prices over the term of the call option. Key inputs to the lattice model were: the underlying business value; option term of 0.7 years; volatility of 65%; risk-free interest rates; and strike price (Level 3).
Mission Bay 3 & 4
The Mission Bay 3 & 4 JV refers to Event Center Office Partners, LLC (“ECOP”), a joint venture entity established in 2018, by Uber and two companies (“LLC Partners”) to manage the construction and operation of two office buildings owned by two ECOP wholly-owned subsidiaries. We contributed $136 million cash in exchange for a 45% interest in ECOP. The two LLC Partners own 45% and 10%, respectively. The equity ownership interest in ECOP remained at 45% as of December 31, 2021 and 2022.
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
We have significant influence over ECOP and we account for our investment in ECOP under the equity method. At each reporting period and a quarter in arrears, we adjust the carrying value of our investment to reflect our proportionate share of ECOP’s income or loss, and any impairments, with a corresponding credit or debit, respectively, to income or loss from equity method investment, net of tax in the consolidated statements of operations. During 2019, the construction was completed and leasing activities commenced, During 2020, 2021 and 2022 an immaterial amounts of equity earnings were recognized. During 2021 and 2022, we incurred immaterial amounts of lease payments with ECOP, which is a related party. As of December 31, 2021 and 2022, we determined that there were no impairments of our investment in ECOP.
Note 5 – Property and Equipment, Net

The components of property and equipment, net were as follows (in millions):

	As of December 31,
	2021	2022
Land	$65	$65
Building and site improvements	737	739
Leasehold improvements	594	609
Computer equipment	468	529
Leased computer equipment	650	712
Leased vehicles	7	11
Internal-use software	258	389
Furniture and fixtures	99	94
Construction in progress	157	219
Total	3,035	3,367
Less: Accumulated depreciation and amortization	(1,182)	(1,285)
Property and equipment, net	$1,853	$2,082
Amounts in construction in progress represent buildings, leasehold improvements, assets under construction, and other assets not placed in service.
Depreciation expense relating to property and equipment was $364 million, $393 million, and $346 million for the years ended December 31, 2020, 2021 and 2022, respectively. Included in these amounts were depreciation expense for leased computer equipment in the amount of $198 million, $217 million, and $186 million for the years ended December 31, 2020, 2021 and 2022, respectively. Accumulated depreciation and amortization included $390 million and $305 million of leased computer equipment depreciation as of December 31, 2021 and 2022, respectively.
Amortization of capitalized software development costs was not material for the years ended December 31, 2020, 2021 and 2022.

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
The components of our lease expense were as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Lease cost
Finance lease cost:
Amortization of assets	$199	$217	$186
Interest of lease liabilities	16	12	13
Operating lease cost (1)	482	299	304
Short-term lease cost	17	7	7
Variable lease cost	109	96	142
Sublease income	(2)	(5)	(17)
Total lease cost	$821	$626	$635

(1) We exited certain leased offices, primarily due to the City of San Francisco’s extended shelter-in-place orders and our restructuring activities, resulting in accelerated lease cost of $118 million for the year ended December 31, 2020.
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$14	$11	$13
Operating cash flows from operating leases	250	297	339
Financing cash flows from financing leases	224	226	184
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$202	$273	$329
Finance lease liabilities	196	184	349
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	As of December 31,
	2021	2022
Operating Leases
Operating lease right-of-use assets	$1,388	$1,449
Operating lease liability, current	$185	$201
Operating lease liabilities, non-current	1,644	1,673
Total operating lease liabilities	$1,829	$1,874

	As of December 31,
	2021	2022
Finance Leases
Property and equipment, at cost	$650	$712
Accumulated depreciation	(390)	(305)
Property and equipment, net	$260	$407
Other current liabilities	$191	$115
Other long-term liabilities	43	284
Total finance leases liabilities	$234	$399

	As of December 31,
	2021	2022
Weighted-average remaining lease term
Operating leases	15 years	15 years
Finance leases	2 years	3 years
Weighted-average discount rate
Operating leases	6.7%	6.6%
Finance leases	4.2%	5.7%

Maturities of lease liabilities were as follows (in millions):

	As of December 31, 2022
	Operating Leases	Finance Leases
2023	$266	$135
2024	314	134
2025	262	105
2026	228	68
2027	215	—
Thereafter	2,073	—
Total undiscounted lease payments	3,358	442
Less: imputed interest	(1,484)	(43)
Total lease liabilities	$1,874	$399
As of December 31, 2022, we had additional operating leases, primarily for corporate offices, that have not yet commenced of $193 million. These operating leases will commence in fiscal year 2023 with lease terms of 5 years to 10 years.
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
In 2016, we and the JV Partner agreed to dissolve the JV and terminate our commitment to the lease of the Headquarters (together “the real estate transaction”) and we retained a 49% indirect interest in the Land (“Indirect Interest”). Under the terms of the real estate transaction, we obtained the rights and title to the partially constructed building, completed the development of the two office buildings and retained a 100% ownership in the buildings. In connection with the real estate transaction, we also executed two 75-year land lease agreements (“Land Leases”). As of December 31, 2022, commitments under the Land Leases total $128 million until February 2032. After 2032, the annual rent amount will adjust annually based on the prevailing consumer price index.
The real estate transaction is accounted for as a financing transaction of our 49% Indirect Interest due to our continuing involvement through a purchase option on the Indirect Interest. As a financing transaction, the cash and deferred sales proceeds received from the real estate transaction are recorded as a financing obligation. As of December 31, 2022, our Indirect Interest of $65 million is included in property and equipment, net and a corresponding financing obligation of $76 million is included in other long-term liabilities. Future land lease payments of $1.7 billion is allocated 49% to the financing obligation of the Indirect Interest and 51% to the operating lease of land.
Future minimum payments related to the financing obligations as of December 31, 2022 are summarized below (in millions):

Future Minimum Payments
Fiscal Year Ending December 31,
2023	$6
2024	6
2025	7
2026	7
2027	7
Thereafter	806
Total	$839
Note 7 – Goodwill and Intangible Assets
Goodwill
During the year ended December 31, 2021, we completed the acquisition of The Drizly Group, Inc. (“Drizly”) and Transplace. The acquisitions were accounted for as business combinations, resulting in the recognition of $619 million and $1.4 billion in goodwill in our Delivery segment and Freight segment, respectively, as well as $1.3 billion in intangible assets.
Refer to Note 17 – Business Combinations for further information on our acquisitions.

The following table presents the changes in the carrying value of goodwill by segment (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of January 1, 2021	$2,562	$3,547	$—	$6,109
Acquisitions	127	672	1,438	2,237
Goodwill impairment	(73)	—	—	(73)
Measurement period adjustment (1)	(1)	189	—	188
Foreign currency translation adjustment	(34)	(7)	—	(41)
Balance as of December 31, 2021	2,581	4,401	1,438	8,420
Acquisitions	64	—	—	64
Measurement period adjustment	2	—	(2)	—
Divestiture	(16)	—	—	(16)
Foreign currency translation adjustment	(210)	4	1	(205)
Balance as of December 31, 2022	$2,421	$4,405	$1,437	$8,263
(1) Refer to Note 17 – Business Combinations.
Intangible Assets
The components of intangible assets, net were as follows (in millions except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2021
Consumer, Merchant and other relationships	$1,868	$(294)	$1,574	9
Developed technology	922	(269)	653	5
Trade name, trademarks and other	242	(57)	185	6
Intangible assets	$3,032	$(620)	$2,412

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2022
Consumer, Merchant and other relationships	$1,825	$(506)	$1,319	9
Developed technology	921	(517)	404	5
Trade name, trademarks and other	247	(96)	151	6
Intangible assets	$2,993	$(1,119)	$1,874
Amortization expense for intangible assets subject to amortization was $155 million, $439 million, and $523 million for the years ended December 31, 2020, 2021 and 2022, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of December 31, 2022 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
2023	$359
2024	303
2025	263
2026	202
2027	185
Thereafter	555
Total	$1,867
Impairment of Definite-Lived Intangible and Long-Lived Assets

The following table presents the definite-lived intangible and long-lived asset impairment charges recorded in the consolidated statements of operations by asset class (in millions):

	Year Ended December 31,
	2020	2021	2022
Intangible assets	$23	$23	$—
Property and equipment	154	17	9
Operating lease right-of-use assets (1)	94	3	19
Total	$271	$43	$28
(1) During the year ended December 31, 2020, we exited, and made available for sublease, certain leased offices, primarily due to the City of San Francisco's extended shelter-in-place orders and our restructuring activities. These decisions resulted in operating lease right-of-use assets impairments of $52 million, $18 million, and $24 million recorded in general and administrative, operations and support, research and development, respectively, in the consolidated statement of operations.
Note 8 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of December 31,
	2021	2022	Effective Interest Rates	Maturities
2025 Refinanced Term Loan	$1,448	$1,433	5.5%	April 4, 2025
2027 Refinanced Term Loan	1,090	1,078	5.5%	February 25, 2027
2025 Senior Note	1,000	1,000	7.7%	May 15, 2025
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	1,500	1,500	4.7%	August 15, 2029
2025 Convertible Notes	1,150	1,150	0.2%	December 15, 2025
Total debt	9,388	9,361
Less: unamortized discount and issuance costs	(85)	(69)
Less: current portion of long-term debt	(27)	(27)
Total long-term debt	$9,276	$9,265
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
The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan are guaranteed by certain of our material domestic restricted subsidiaries. The 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of December 31, 2022. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair values of our 2025 Refinanced Term Loan and 2027 Refinanced Term Loan were $1.4 billion and $1.1 billion, respectively, as of December 31, 2022 and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
As of December 31, 2022, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
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
The fair value of our 2025 Convertible Notes was $973 million as of December 31, 2022 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
In August 2021, we issued eight-year notes with an aggregate principal amount of $1.5 billion due on August 15, 2029 (the “2029 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2029 Senior Notes at par and paid approximately $16 million for debt issuance costs. The interest is payable semi-annually in arrears on February 15 and August 15 of each year at 4.50% per annum, beginning on February 15, 2022, and the entire principal amount is due at the time of maturity and therefore, the 2029 Senior Notes are classified as long-term. We used the net proceeds from this offering to finance a portion of the consideration payable in cash, and certain related fees and expenses incurred, in connection with the acquisition of Transplace, by our majority-owned subsidiary, Uber Freight Holding Corporation (“Freight Holding”). Refer to Note 17 – Business Combinations for additional information on the Transplace acquisition.
The 2025, 2026, 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of December 31, 2022.
The following table presents the fair values of our Senior Notes as of December 31, 2022, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of December 31, 2022
2025 Senior Note	$1,001
2026 Senior Note	1,510
2027 Senior Note	1,199
2028 Senior Note	480
2029 Senior Note	1,297
Total	$5,487

The future principal payments for our long-term debt as of December 31, 2022 is summarized as follows (in millions):

Future Minimum Payments
Year Ending December 31,
2023	$27
2024	27
2025	3,564
2026	1,511
2027	2,232
Thereafter	2,000
Total	$9,361

The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long-term debt, for the years ended December 31, 2020, 2021 and 2022 (in millions):

	Year Ended December 31,
	2020	2021	2022
Contractual interest coupon	$449	$464	$510
Amortization of debt discount and issuance costs	14	16	15
Total interest expense from long-term debt	$463	$480	$525
Revolving Credit Arrangements
We have a revolving credit agreement initially entered in 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). On April 4, 2022, we entered into an amendment to our Revolving Credit Facility to, among other things, (i) provide for approximately $2.2 billion of revolving credit commitments, (ii) extend the maturity date for the commitments and loans from June 13, 2023 to April 4, 2027, (iii) reduce the minimum liquidity covenant from $1.5 billion to $1.0 billion, (iv) replace the LIBOR based interest rate with a Secured Overnight Financing Rate (“SOFR”) based interest rate, and (v) make certain other changes to the negative covenants under the amended revolving credit agreement. The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of December 31, 2022, there was no balance outstanding on the Revolving Credit Facility.
Additionally, in February 2023, Freight Holding entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding.
Letters of Credit
For purposes of securing obligations related to leases and other contractual obligations, we also maintain an agreement for letters of credit, which is collateralized by our Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2021 and 2022, we had letters of credit outstanding of $749 million and $839 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $247 million and $261 million, respectively.
Note 9 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2021 and 2022 were as follows (in millions):

	As of December 31,
	2021	2022
Prepaid expenses	$459	$310
Other receivables	553	710
Other	442	459
Prepaid expenses and other current assets	$1,454	$1,479
Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2021 and 2022 were as follows (in millions):

	As of December 31,
	2021	2022
Accrued legal, regulatory and non-income taxes	$2,187	$1,573
Accrued Drivers and Merchants liability	1,187	1,593
Accrued compensation and employee benefits	442	587
Income and other tax liabilities	376	476
Commitment to issue unsecured convertible notes in connection with Careem acquisition	238	152
Other	2,107	1,851
Accrued and other current liabilities	$6,537	$6,232
Other Long-Term Liabilities

Other long-term liabilities as of December 31, 2021 and 2022 were as follows (in millions):

	As of December 31,
	2021	2022
Deferred tax liabilities	$365	$27
Other	570	759
Other long-term liabilities	$935	$786
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2020, 2021 and 2022 were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2019	$(231)	$44	$(187)
Other comprehensive income (loss) before reclassifications	(350)	2	(348)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(350)	2	(348)
Balance as of December 31, 2020	$(581)	$46	$(535)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2020	$(581)	$46	$(535)
Other comprehensive income before reclassifications (1)	57	2,562	2,619
Amounts reclassified from accumulated other comprehensive income (1), (2)	—	(2,608)	(2,608)
Other comprehensive income (loss)	57	(46)	11
Balance as of December 31, 2021	$(524)	$—	$(524)
(1) On December 1, 2021, Grab completed its planned SPAC merger with Altimeter Growth Corporation, resulting in Grab becoming a publicly traded company post combination. Upon the completion of the merger, our investment in Series G preferred shares of Grab converted into the newly issued Class A ordinary shares of the publicly traded company. Upon the conversion, we released the accumulative pre-tax unrealized gains recorded through other comprehensive income and recognized them as unrealized gains in other income (expense), net in our consolidated statement of operations as of December 31, 2021. Refer to Note 3 – Investments and Fair Value Measurement for further information.
(2) The amounts reclassified from accumulated other comprehensive income are recorded in other income (expense), net and the related tax impact of $176 million is recorded in provision for (benefit from) income taxes on the consolidated statement of operations.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2021	$(524)	$—	$(524)
Other comprehensive income before reclassifications	81	—	81
Amounts reclassified from accumulated other comprehensive income	—	—	—
Other comprehensive income (loss)	81	—	81
Balance as of December 31, 2022	$(443)	$—	$(443)

Other Income (Expense), Net
The components of other income (expense), net, for the years ended December 31, 2020, 2021 and 2022 were as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Interest income	$55	$37	$139
Foreign currency exchange gains (losses), net	(128)	(67)	(147)
Gain on business divestitures, net (1)	204	1,684	14
Gain from sale of investments (2)	—	413	—
Unrealized gain (loss) on debt and equity securities, net (3)	(125)	1,142	(7,045)
Impairment of debt and equity securities (4)	(1,690)	—	—
Impairment of equity method investment (5)	—	—	(182)
Revaluation of MLU B.V. call option (6)	—	—	191
Other, net	59	83	1
Other income (expense), net	$(1,625)	$3,292	$(7,029)
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
During the year ended December 31, 2021, gain on business divestitures, net represented a $1.6 billion gain on the sale of our ATG Business to Aurora recognized in the first quarter of 2021. Refer to Note 18 – Divestitures for further information on the sale of our ATG Business.
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
During the year ended December 31, 2022, unrealized gain (loss) on debt and equity securities, net primarily represented a $3.0 billion net unrealized loss on our Aurora investments, a $2.1 billion net unrealized loss on our Grab investment, a $1.0 billion net unrealized loss on our Didi investment, a $747 million change of fair value on our Zomato investment, as well as a $142 million net unrealized loss on our other investments in securities accounted for under the fair value option.
(4) During the year ended December 31, 2020, we recorded an impairment charge of $1.7 billion, primarily related to our investment in Didi recognized during the first quarter of 2020. Refer to Note 3 – Investments and Fair Value Measurement for further information.
(5) During the year ended December 31, 2022, impairment of equity method investment represents a $182 million impairment loss recorded on our MLU B.V. equity method investment. Refer to Note 4 – Equity Method Investments for further information.
(6) During the year ended December 31, 2022, revaluation of MLU B.V. call option represents a $191 million net gain for the change in fair value of the call option granted to Yandex (“MLU B.V. Call Option”). Refer to Note 4 – Equity Method Investments for further information.
Note 10 – Stockholders' Equity
Common Stock
As of December 31, 2022, we have the authority to issue 5.0 billion shares of common stock with a par value of $0.00001 per share. Holders of common stock are entitled to dividends when and if declared by the board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2022, no dividends have been declared and there were 2.0 billion shares of common stock issued and outstanding.
Preferred Stock
Our board of directors has the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of December 31, 2021 and 2022, there was no preferred stock issued and outstanding.

Equity Compensation Plans
We maintain four equity compensation plans that provide for the issuance of shares of our common stock to our officers and other employees, directors, and consultants: the 2010 Stock Plan (the “2010 Plan”), the 2013 Equity Incentive Plan (the “2013 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and the 2019 Employee Stock Purchase Plan (the “ESPP”), which have all been approved by stockholders. Following our IPO in May 2019, we have only issued awards under the 2019 Plan and the ESPP, and no additional awards will be granted under the 2010 and 2013 Plans. These plans provide for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), SARs, restricted stock, RSUs, performance-based awards, and other awards (that are based in whole or in part by reference to our common stock).
The number of shares of our common stock available for issuance under the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029 by the lesser of (a) 5% of the total number of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) such number of shares determined by our board of directors. Pursuant to the automatic increase feature of the 2019 Plan, our board of directors approved an increase of 100 million shares reserved for issuance effective January 1, 2023, for a total of 403 million shares reserved.
Stock Option and SAR Activity
A summary of stock option and SAR activity for the year ended December 31, 2022 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2021	157	24,253	$11.84	4.35	$735
Granted	6	421	$33.78
Exercised	(3)	(4,072)	$4.32
Canceled and forfeited	(7)	(563)	$8.72
As of December 31, 2022	153	20,039	$13.90	3.47	$279
Vested and expected to vest as of December 31, 2022	146	15,064	$9.61	2.99	$251
Exercisable as of December 31, 2022	146	15,064	$9.61	2.99	$251
The total intrinsic value of stock options and SARs exercised for the years ended December 31, 2020, 2021 and 2022, was $614 million, $382 million and $101 million, respectively.
RSU Activity
The following table summarizes the activity related to our RSUs for the year ended December 31, 2022 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2021	71,461	$41.91
Granted	90,769	$31.05
Vested	(47,989)	$37.34
Canceled and forfeited	(16,074)	$38.11
Unvested and outstanding as of December 31, 2022	98,167	$34.70
The total fair value of RSUs vested for the years ended December 31, 2020, 2021 and 2022 was $1.4 billion, $1.5 billion, and $1.8 billion, respectively.
Restricted Common Stock
We have granted restricted common stock to certain continuing employees, primarily in connection with acquisitions. Vesting of this stock may be dependent on a combination of service and performance conditions that become satisfied upon the occurrence of a qualifying event. We have the right to repurchase shares for which the vesting conditions are not satisfied. During 2022, there were no restricted common stock granted, canceled, or forfeited, and the amount of unvested restricted common stock as of December 31, 2022 was 2.6 million shares, with a weighted-average grant-date fair value of $43.50 per share.

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the years ended December 31, 2020, 2021 and 2022 (in millions):

	Year Ended December 31,
	2020	2021	2022
Operations and support	$72	$139	$154
Sales and marketing	48	83	102
Research and development	477	614	1,060
General and administrative	230	332	477
Total	$827	$1,168	$1,793
During the years ended December 31, 2020, 2021 and 2022, we modified the terms of stock-based awards for certain employees upon their termination or change in employment status. Incremental stock-based compensation cost in relation to the modification of stock-based awards was not material for the years ended December 31, 2020, 2021 and 2022.
As of December 31, 2022, there was $3.4 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.57 years. Stock-based compensation expense capitalized as internally developed software costs were not material for the years ended December 31, 2020, 2021 and 2022.
The tax benefits recognized in the consolidated statements of operations for stock-based compensation arrangements were not material during the years ended December 31, 2020, 2021 and 2022.
During 2020, 2021 and 2022, warrants vested to non-employee service providers and others were not material and no warrants were granted.
The weighted-average grant-date fair values of stock options and SARs granted to employees in the years ended December 31, 2020, 2021 and 2022 were $35.77, $39.43 and $13.58 per share, respectively. During 2022, stock options and SARs granted were not material. The fair value of stock options and SARs granted was determined using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below:

	Year Ended December 31,
	2020	2021
Expected term (in years)	4.0	5.1
Risk-free interest rate	0.3%	0.9%
Expected volatility	42.5%	40.3%
Expected dividend yield	—%	—%
Performance awards with market-based targets granted in the years ended December 31, 2020, 2021 and 2022 were not material.
2019 Employee Stock Purchase Plan
The number of shares of Uber common stock available for issuance under the ESPP automatically increases on January 1 of each year, beginning in 2020 and continuing through 2029, by the lesser of (a) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) 25,000,000 shares. However, our board of directors or compensation committee may reduce the amount of the increase in any particular year. Pursuant to the automatic increase feature of the ESPP, effective January 1, 2023, a total of 86 million shares of common stock are reserved for issuance under the ESPP.
The stock-based compensation expense recognized for the ESPP was not material during the years ended December 31, 2020, 2021 and 2022. During the year ended December 31, 2022, we purchased 5 million shares of common stock under the ESPP at a weighted-average price of $20.22 per share. As of December 31, 2022, total unrecognized compensation cost related to the ESPP was $25 million, which will be amortized over a period of 0.13 years.

Note 11 – Income Taxes
The U.S. and foreign components of income (loss) before provision for (benefit from) income taxes for the years ended December 31, 2020, 2021 and 2022 are as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
U.S.	$(3,518)	$(340)	$(8,523)
Foreign	(3,428)	(685)	(903)
Loss before income taxes and income (loss) from equity method investments	$(6,946)	$(1,025)	$(9,426)
The components of the provision for (benefit from) income taxes for the years ended December 31, 2020, 2021 and 2022 are as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Current
Federal	$—	$—	$8
State	11	4	15
Foreign	63	196	237
Total current tax expense	74	200	260
Deferred
Federal	(97)	(76)	(251)
State	(7)	19	(92)
Foreign	(162)	(635)	(98)
Total deferred tax expense (benefit)	(266)	(692)	(441)
Total provision for (benefit from) income taxes	$(192)	$(492)	$(181)
The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2020, 2021 and 2022:

	Year Ended December 31,
	2020	2021	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax expense	(0.1)	(2.3)	0.8
Foreign rate differential	10.8	10.3	2.0
Non-deductible expenses	(1.3)	(5.2)	(0.7)
Stock-based compensation	1.3	4.5	(1.4)
Federal research and development credits	2.9	7.8	0.6
Deferred tax on investments (1)	0.9	48.7	(1.1)
Entity restructuring (2)	(1.7)	(2.0)	(12.7)
Change in unrecognized tax benefits	(3.7)	(27.8)	(8.9)
Valuation allowance	(45.8)	(33.7)	1.1
US tax on foreign income	—	(10.8)	0.6
Tax rate change	14.4	22.4	—
Other interest	3.2	16.8	1.7
Other, net	0.9	(1.7)	(1.1)
Effective income tax rate	2.8%	48.0%	1.9%
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

The 2022 rate impact for “Deferred tax on investments” was primarily driven by the deferred U.S. tax impact related to our investments in Aurora, Grab, Zomato, and Didi.
(2) In the second quarter of 2020, we transferred certain intangible assets among our wholly-owned subsidiaries to align our structure to our evolving operations. The transaction resulted in the establishment of deferred tax assets of $354 million; however, there was no financial statement benefit recognized since the deferred tax asset was offset by a full valuation allowance.
To align our structure to our evolving operations, in the second and fourth quarters of 2021, we completed intercompany transfers of certain intangible assets. These intercompany transfers did not have a material impact to the financial statements.
In the fourth quarter of 2022, we transferred certain intangible assets among our wholly-owned subsidiaries to align our structure to our evolving operations. The transfer resulted in a net reduction in deferred tax assets of $1.7 billion; however, there was no financial statement expense recognized since the deferred tax asset was offset by a full valuation allowance.
The components of deferred tax assets and liabilities as of December 31, 2021 and 2022 are as follows (in millions):

	As of December 31,
	2021	2022
Deferred tax assets
Net operating loss carryforwards	$5,992	$6,325
Research and development credits	1,020	1,200
Stock-based compensation	66	45
Accruals and reserves	290	402
Accrued legal	119	184
Fixed assets and intangible assets	6,753	4,425
Lease liability	455	478
Interest limitation carryforwards	629	858
Capitalized research expenses	—	304
Other	107	320
Total deferred tax assets	15,431	14,541
Less: Valuation allowance	(13,920)	(13,971)
Total deferred tax assets, net of valuation allowance	1,511	570
Deferred tax liabilities
Indefinite lived deferred tax liability (1)	1,451	—
ROU assets	334	354
Other	29	77
Total deferred tax liabilities	1,814	431
Net deferred tax assets (liabilities)	$(303)	$139
(1) As of December 31, 2021, the $1.5 billion indefinite-lived deferred tax liability represents the deferred U.S. income tax expense, which will be incurred upon the eventual disposition of the shares underlying our investments in Didi, Aurora, Grab, and Zomato.
As of December 31, 2022, the fair market value of our investments in Didi, Aurora, Grab, and Zomato decreased significantly, resulting in the reduction of indefinite-lived deferred tax liabilities.
Based on available evidence, management believes it is not more-likely-than-not that the net U.S., Netherlands, and other non-material jurisdictions’ deferred tax assets will be fully realizable. In these jurisdictions, we have recorded a valuation allowance against net deferred tax assets. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed. We had a valuation allowance against net deferred tax assets of $13.9 billion and $14.0 billion as of December 31, 2021 and 2022, respectively. In 2022, the increase in the valuation allowance was primarily attributable to an increase in deferred tax assets resulting from the loss from operations, offset by the deferred tax impact from the transfer of certain intangible assets among our wholly-owned subsidiaries.

The indefinite carryforward period for net operating losses ("NOLs") means that indefinite-lived deferred tax liabilities can be considered as support for realization of deferred tax assets, which can affect the need to record or maintain a valuation allowance for deferred tax assets. As of December 31, 2021, we realized approximately $1.2 billion of our U.S. federal and state deferred tax assets as a result of our indefinite-lived deferred tax liabilities being used as a source of income. As of December 31, 2022, we realized an immaterial amount of our U.S. federal and state deferred tax assets as a result of our indefinite-lived deferred tax liabilities being used as a source of income.
As of December 31, 2022, we had U.S. federal NOL carryforwards of $1.9 billion that begin to expire in 2031 and $12.1 billion that have an unlimited carryover period. As of December 31, 2022, we had U.S. state NOL carryforwards of $9.4 billion that started expiring in 2022 and $2.0 billion that have an unlimited carryover period. As of December 31, 2022, we had foreign NOL carryforwards of $633 million that begin to expire in 2023 and $17.7 billion that have an unlimited carryover period.
As of December 31, 2022, we had U.S. federal research tax credit carryforwards of $843 million that begin to expire in 2028. We had U.S. state research tax credit carryforwards of $6 million that begin to expire in 2032 and $609 million that have an unlimited carryover period.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through December 31, 2022. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
The following table reflects changes in gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2020	2021	2022
Unrecognized tax benefits at beginning of year	$1,797	$2,293	$2,657
Gross increases - current year tax positions	353	239	814
Gross increases - prior year tax positions	191	134	93
Gross decreases - prior year tax positions	(48)	(9)	(51)
Gross decreases - settlements with tax authorities	—	—	—
Unrecognized tax benefits at end of year	$2,293	$2,657	$3,513
As of December 31, 2022, approximately $198 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $3.3 billion of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. The amount of interest and penalties accrued as of December 31, 2021 and 2022 was $18 million and $21 million, respectively.
Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Any changes to unrecognized tax benefits recorded as of December 31, 2022 that are reasonably possible to occur within the next 12 months are not expected to be material.
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
As of December 31, 2022, the open tax years for our major tax jurisdictions are as follows:

Jurisdiction	Tax Years
U.S. Federal	2011 - 2022
U.S. States	2005 - 2022
Brazil	2017 - 2022
Netherlands	2019 - 2022
United Kingdom	2013 - 2022
As of December 31, 2022, the amount of unrecognized deferred tax liability on the undistributed earnings from certain foreign subsidiaries that we intend to indefinitely reinvest is not material.

Note 12 – Net Income (Loss) Per Share
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Year Ended December 31,
	2020	2021	2022
Basic net loss per share:
Numerator
Net loss including non-controlling interests	$(6,788)	$(570)	$(9,138)
Net income (loss) attributable to non-controlling interests, net of tax	(20)	(74)	3
Net loss attributable to common stockholders	$(6,768)	$(496)	$(9,141)
Denominator
Basic weighted-average common stock outstanding	1,752,960	1,892,546	1,972,131
Basic net loss per share attributable to common stockholders (1)	$(3.86)	$(0.26)	$(4.64)
Diluted net loss per share:
Numerator
Net loss attributable to common stockholders	$(6,768)	$(496)	$(9,141)
Net loss attributable to Freight Holding convertible common shares non-controlling interest, net of tax	—	(44)	(41)
Diluted net loss attributable to common stockholders	$(6,768)	$(540)	$(9,182)
Denominator
Number of shares used in basic net loss per share computation	1,752,960	1,892,546	1,972,131
Weighted-average effect of potentially dilutive securities:
Assumed redemption of Freight Holding convertible common shares, non-controlling interest	—	2,973	2,797
Diluted weighted-average common stock outstanding	1,752,960	1,895,519	1,974,928
Diluted net loss per share attributable to common stockholders (1)	$(3.86)	$(0.29)	$(4.65)
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

	Year Ended December 31,
	2020	2021	2022
Freight Holding contingently redeemable preferred stock	14,339	10,070	30,458
Convertible notes	28,407	21,740	18,250
RSUs	83,736	71,461	98,167
Stock options	28,734	24,253	20,039
Common stock subject to repurchase	28	4,153	2,606
RSUs to settle fixed monetary awards	49	—	—
Shares committed under ESPP	2,451	3,226	3,878
Warrants to purchase common stock	126	73	73
Total	157,870	134,976	173,471
Note 13 – Segment Information and Geographic Information
We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance.
During the second quarter of 2020, we changed the name of the Rides segment to Mobility and the name of the Eats segment to Delivery. In addition, during the second quarter of 2020, we completed the divestiture of our JUMP business (the “JUMP Divestiture”), which comprised substantially all of the operations of our Other Bets reportable segment. Subsequent to the JUMP Divestiture, the Other Bets segment no longer exists and the continuing activities previously included in the Other Bets segment are immaterial for all periods presented. Certain of these other continuing business activities were migrated to our Mobility segment, whose prior period results were not restated because such business activities were immaterial. The other business activities that were not migrated represent an “all other category separate from other reconciling items” and are presented within the All Other caption. The historical results of the former Other Bets segment are included within the All Other caption. Refer to Note 18 – Divestitures for further information regarding the JUMP Divestiture.
In January 2021, we sold our ATG Business to Aurora. Our ATG Business was included in the ATG and Other Technology Programs segment prior to this transaction. As a result of the sale, ATG and Other Technology Programs segment was no longer a reportable segment. Beginning in the first quarter of 2021, results of ATG and Other Technology Programs are included within All Other. Refer to Note 18 – Divestitures for further information regarding the sale of our ATG Business.
As of December 31, 2022, our three operating and reportable segments are as follows:

Segment	Description

Mobility	Mobility products connect consumers with Drivers who provide rides in a variety of vehicles, such as cars, auto rickshaws, motorbikes, minibuses, or taxis. Mobility also includes activity related to our financial partnerships products and advertising.

Delivery
Delivery offerings allow consumers to search for and discover local restaurants, order a meal, and either pick-up at the restaurant or have the meal delivered. In certain markets, Delivery also includes offerings for grocery, alcohol and convenience store delivery as well as select other goods.

Freight
Freight connects Carriers with Shipper’s shipments available on our platform, and gives Carriers upfront, transparent pricing and the ability to book a shipment. Freight also includes transportation management and other logistics services offerings.

For information about how our reportable segments derive revenue, as well as revenue grouped by offerings and geographical region refer to Note 2 – Revenue.

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
The following table provides information about our segments and a reconciliation of total segment Adjusted EBITDA to loss from operations (in millions):

	Year Ended December 31,
	2020	2021	2022
Segment Adjusted EBITDA:
Mobility	$1,169	$1,596	$3,299
Delivery	(873)	(348)	551
Freight	(227)	(130)	—
All Other (1)	(461)	(11)	—
Total Segment Adjusted EBITDA	(392)	1,107	3,850
Reconciling items:
Corporate G&A and Platform R&D (2), (3)	(2,136)	(1,881)	(2,137)
Depreciation and amortization	(575)	(902)	(947)
Stock-based compensation expense	(827)	(1,168)	(1,793)
Legal, tax, and regulatory reserve changes and settlements	35	(526)	(732)
Goodwill and asset impairments/loss on sale of assets	(317)	(157)	(25)
Acquisition, financing and divestitures related expenses	(86)	(102)	(46)
Accelerated lease costs related to cease-use of ROU assets	(102)	(5)	(6)
COVID-19 response initiatives	(106)	(54)	(1)
Gain (loss) on lease arrangement, net	5	—	(7)
Restructuring and related charges, net	(362)	—	(2)
Legacy auto insurance transfer (4)	—	(103)	—
Mass arbitration fees, net	—	(43)	14
Loss from operations	$(4,863)	$(3,834)	$(1,832)
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
(4) Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies for further information.
Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal delivered. Long-lived assets, net includes property and equipment, net and operating lease right-of-use assets as well as the same asset class included within assets held for sale on the consolidated balance sheets. The following tables set forth revenue and long-lived assets, net by geographic area as of and for the years ended December 31, 2020, 2021 and 2022 (in millions):

	Year Ended December 31,
	2020	2021	2022
United States	$6,082	$9,058	$17,953
United Kingdom (1)	637	551	4,215
All other countries	4,420	7,846	9,709
Total Revenue	$11,139	$17,455	$31,877

(1) In 2022, we modified our arrangements in certain markets and, as a result, concluded we are responsible for the provision of Mobility and Delivery services to end-users in those markets. In these markets, we present revenue from end-users on a gross basis, as we control the service provided by Drivers to end-users, while payments to Drivers in exchange for Mobility and Delivery services are recognized in cost of revenue, exclusive of depreciation and amortization. Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies for further information.

	As of December 31,
	2021	2022
United States	$2,991	$3,210
All other countries	250	321
Total long-lived assets, net	$3,241	$3,531
Revenue grouped by offerings and geographical region is included in Note 2 – Revenue.
Note 14 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2021 and 2022, we had recorded aggregate liabilities of $2.2 billion and $1.6 billion, respectively, of which $1.3 billion and $0.6 billion relate to non-income tax matters in accrued and other current liabilities on the consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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

The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. We have petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. Since the assignment of the coordination judge, the case has been stayed pending appeal of the denial of a motion to compel arbitration. We intend to continue to vigorously defend ourselves. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
In addition, in January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and in August 2021, the Alameda County Superior Court ruled that Proposition 22 is unconstitutional. On September 21, 2021, the State of California filed an appeal of that decision with the California Court of Appeal, and the Protect App-Based Drivers and Services organization, who intervened in the matter, has also filed an appeal. Oral argument was heard on December 13, 2022 and we await a decision.
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. The complaint was served on July 20, 2020 and Uber filed a motion to dismiss the complaint on September 24, 2020, which was denied on March 25, 2021. A summary judgment motion was filed in September 2021, and we filed a motion in which we argue that the motion is premature. The court granted our motion to defer the summary judgment motion on January 12, 2022 and summary judgment papers will be fully briefed by August 29, 2023. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
New York Attorney General
The New York Attorney General has alleged misclassification of drivers and related employment violations in New York by Uber as well as fraud related to certain deductions. The ultimate resolution of this matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheets as of December 31, 2022.
Swiss Social Security Rulings
Several Swiss administrative bodies have issued decisions in which they classify Drivers as employees of Uber Switzerland, Rasier Operations B.V. or of Uber B.V. for social security or labor purposes. We are challenging each of them before the Social Security and Administrative Tribunals.
In April 2021, a ruling was made that Uber Switzerland could not be held liable for social security contributions. The litigations with regards to Uber B.V. and Rasier Operations B.V. are still pending for years 2014 to 2021. In January 2022, the Social Security Tribunal of Zurich reclassified drivers who have used the App in 2014 as dependent workers of Uber B.V. and Rasier Operations B.V. from a social security standpoint, but this ruling has been appealed before the Federal Tribunal and has no impact on our current operations. On June 3, 2022, the Federal Tribunal issued two rulings by which both Drivers and Couriers in the Canton of Geneva are classified as employees of Uber BV, Uber Portier B.V. and Uber Switzerland GmbH.
Following this ruling, we received a request for information from the SVA Zürich that states that couriers shall be considered employees for social security purposes since the launch of Uber Eats. The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheets as of December 31, 2022.
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
On June 23, 2021, we received a compliance notice from the UK pension regulator to facilitate our auto-enrollment implementation. We have completed the enrollment of eligible drivers in the UK into a pension plan. While the ultimate resolution of these matters is uncertain, we have recorded an accrual for these matters within accrued and other current liabilities on the consolidated balance sheets as of December 31, 2022.
Spain Labor Audits
Labor authorities in Spain opened audits reviewing the classification status of Couriers (in particular with regards to social security contributions). We have received assessments as of December 31, 2022. We will proceed (or have proceeded) to appeal to the Court of First Instance for each of them. There are ongoing audits for which we have not yet received an assessment. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated for these ongoing audits.
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
State Unemployment Taxes
New Jersey Department of Labor
In 2018, the New Jersey Department of Labor (“NJDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2018. The NJDOL made an assessment on November 12, 2019, against both Rasier and Uber. Both assessments were calculated through November 15, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2018. The NJDOL has provided several assessments from February through October 2021. We have submitted payment for the principal revised amount of the assessment and have since reached agreement on and paid the remaining amounts allegedly owed from 2014 through 2018.
The NJDOL has expressed its intention to audit later years. The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheets as of December 31, 2022.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period. In 2022, we have received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for years 2018 - 2020 covering couriers who used the Postmates platform. The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheets as of December 31, 2022.
New York Department of Labor
In February 2020, the New York Department of Labor (“NYDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2013 through 2020. The NYDOL issued an assessment in November 2022, against Uber. The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheets as of December 31, 2022.
Non-Income Tax Matters
We recorded an estimated liability for contingencies related to non-income tax matters and are under audit by various domestic and foreign tax authorities with regard to such matters.

The subject matter of these contingent liabilities and non-income tax audits primarily arise from the characterization for tax purposes of the transactions on the platform, as well as the tax treatment of certain employee benefits and employment taxes related to our Drivers and Couriers. In jurisdictions with disputes connected to transactions on the platform, disputes involve the applicability of transactional taxes (such as sales tax, VAT, GST and similar taxes) or gross receipts taxes. In jurisdictions with disputes connected to employment taxes, disputes involve the applicability of withholding taxes related to employment taxes or back-up withholding on payments made to Drivers, Couriers, and Merchants.
Our estimated liability is inherently subjective due to the complexity and uncertainty of these matters and the judicial processes in certain jurisdictions; therefore, the final outcome could be materially different from the estimated liability recorded.
On October 31, 2022, we settled our UK VAT dispute with the HMRC, the UK tax regulator, for all periods prior to March 14, 2022. As a result of the settlement agreement, these prior periods are closed to assessment and Uber made a payment of $733 million (GBP 613 million) in the fourth quarter of 2022 for this resolution.
As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK is a merchant of transportation and is required to remit VAT. Uber UK is remitting VAT under the Value Added (Tour Operators) Order 1987 (“VAT Order 1987”), which allows for VAT remittance on a calculated margin, rather than on Gross Bookings. As part of our ongoing discussions with HMRC, they have indicated that they are reviewing our VAT filings. The HMRC may disagree with our application of VAT Order 1987, but due to the complexity and uncertainty of these matters and the judicial processes, any reasonably possible loss or range of loss cannot be estimated.
Other Legal and Regulatory Matters
We have been and continue to be subject to various government inquiries and investigations surrounding the legality of certain of our business practices, compliance with antitrust, anti-bribery and anti-corruption laws (including Foreign Corrupt Practices Act) and other global regulatory requirements, labor laws, securities laws, data protection and privacy laws, consumer protection laws, environmental laws, and the infringement of certain intellectual property rights. We have investigated and continue to investigate many of these matters and we are implementing a number of recommendations to our managerial, operational and compliance practices, as well as strengthening our overall governance structure. In many cases, we are unable to predict the outcomes and implications of these inquiries and investigations on our business which could be time consuming, costly to investigate and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact our business, reputation, financial condition and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
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
Note 15 – Variable Interest Entities
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
Total assets included on the consolidated balance sheets for our consolidated VIEs as of December 31, 2021 and 2022 were $3.9 billion and $3.9 billion, respectively. Total liabilities included on the consolidated balance sheets for these VIEs as of December 31, 2021 and 2022 were $1.0 billion and $789 million, respectively.
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

In November 2021, Freight Holding entered into a series A-1 stock purchase agreement (“2021 Series A-1 Preferred Stock Purchase Agreement”) with outside investors (“Freight Series A-1 Investors”) to sell shares of Series A-1 convertible preferred stock of Freight Holding (“Freight Series A-1”). Neither the Freight Series A or Freight Series A-1 investments changed the conclusion that Freight Holding is a consolidated VIE. As of December 31, 2021 and 2022, we continue to own the majority of the issued and outstanding capital stock of Freight Holding and report non-controlling interest as further described in Note 16 – Non-Controlling Interests.
Divestiture of ATG Business and Aurora Investments
In 2019, we contributed certain of our subsidiaries and certain assets and liabilities related to our autonomous vehicle technologies (excluding liabilities arising from certain indemnification obligations related to the Levandowski arbitration and any remediation costs associated with certain obligations that may arise as a result of the Waymo settlement) to Apparate in exchange for common units representing 100% ownership interest in Apparate. Subsequent to the formation of Apparate, Apparate entered into a Class A Preferred Unit Purchase Agreement (“Preferred Unit Purchase Agreement”) with SVF Yellow (USA) Corporation (“SoftBank”), Toyota Motor North America, Inc. (“Toyota”), and DENSO International America, Inc. (“DENSO”). Preferred units were issued in 2019 to SoftBank, Toyota, and DENSO and provided the investors with an aggregate 13.8% initial ownership interest in Apparate on an as-converted basis. The common units held by us in Apparate were determined to be a variable interest. The purpose of Apparate was to develop and commercialize autonomous vehicle and ridesharing technologies and Apparate’s results were part of All Other. Refer to Note 13 – Segment Information and Geographic Information for further information.
As of December 31, 2020, we consolidated the ATG Business’ assets and liabilities and reported non-controlling interests.
In January 2021, we completed the sale of the ATG Business to Aurora. Refer to the section titled “Unconsolidated VIEs” below for additional information on Aurora. Refer to Note 18 – Divestitures for further information on the sale of the ATG Business.
Careem Qatar and Morocco
On January 2, 2020, we completed the acquisition of substantially all of the assets of Careem and certain of its subsidiaries pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) in countries where regulatory approval was obtained or which did not require regulatory approval. The assets and operations in Qatar and Morocco (collectively “Non-Transferred Countries”) had not yet been transferred to us as of the purchase date. The purpose of the Careem Qatar and Morocco’s operations is to provide primarily ridesharing services in each respective country. Although the assets and operations of the Non-Transferred Countries were not transferred as of the purchase date, we had rights to all residual interests in the entities comprising the Non-Transferred Countries which was considered a variable interest. We were exposed to losses and residual returns of the entities comprising the Non-Transferred Countries through the right to all of the proceeds from either the divestiture or the eventual legal transfer upon regulatory approval of the entities comprising the Non-Transferred Countries. We controlled Intellectual Properties (“IP”) which are significant for the business of Non-Transferred Countries and sub-license those IP to the Non-Transferred Countries. Each entity that comprised the Non-Transferred Countries met the definition of a VIE and we were the primary beneficiary of each of the entities comprising the Non-Transferred Countries.
On September 21, 2021, ownership of Careem’s operations in Morocco was fully transferred to us. As of December 31, 2021, the assets and operations in Careem Qatar had not been transferred to us. We are exposed to losses and residual returns of the Careem Qatar entity through the right to all of the proceeds from either the divestiture or the eventual legal transfer, upon regulatory approval, of the Careem Qatar entity. We were the primary beneficiary and consolidated Careem Qatar as of December 31, 2021.

In October 2022, Qatar’s Court of Cassation rejected our final appeal for the proposed acquisition of the assets and operations of Careem Qatar. However, we continue to be the primary beneficiary of Careem Qatar and as a result, we consolidated Careem Qatar as of December 31, 2022.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amount of assets recognized on the consolidated balance sheets related to unconsolidated VIEs were $598 million and $548 million as of December 31, 2021 and 2022, respectively, and represents our maximum exposure to loss associated with the unconsolidated VIEs.
Zomato

Zomato is incorporated in India with the purposes of providing food delivery services. On January 21, 2020, we acquired compulsorily convertible cumulative preference shares (“CCPS Preferred Shares”) of Zomato valued at $171 million in exchange for Uber’s food delivery operations in India (“Uber Eats India”), and a note receivable valued at $35 million for reimbursement of goods and services tax. As of December 31, 2020, our investment in the CCPS Preferred Shares of Zomato represented 9.99% of the voting capital upon conversion to ordinary shares. Zomato was a VIE as it lacked sufficient equity to finance its activities without future subordinated financial support. We were exposed to Zomato’s economic risks and rewards through our investment and note receivable which represent variable interests, and the carrying values of these variable interests reflect our maximum exposure to loss. However, we were not the primary beneficiary because neither the investment in CCPS Preferred Shares nor the note receivable provide us with the power to direct the activities that most significantly impact Zomato’s economic performance. Refer to Note 18 – Divestitures for further information regarding Zomato and the divestiture of Uber Eats India.
During the second quarter of 2021, the outstanding note receivable was paid. During the third quarter of 2021, we determined Zomato is no longer a VIE as it is sufficiently capitalized as a result of its IPO in India during July 2021. During the third quarter of 2022, we completed the sale of our entire stake in Zomato ordinary shares. Refer to Note 3 – Investments and Fair Value Measurement for further information.
Lime
Neutron Holdings, Inc. (“Lime”) is incorporated in Delaware for the purpose of owning and operating a fleet of dockless e-bikes and e-scooters for short-term access use by consumers for personal transportation. On May 7, 2020, we entered into the JUMP Divestiture and received the 2020 Lime Investments. Refer to Note 18 – Divestitures for further information on the JUMP Divestiture and the 2020 Lime Investments. We are exposed to Lime’s economic risks and rewards through our ownership of the 2020 Lime Investments, which represent variable interests.
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
In December 2020, we received approval from Mexico’s antitrust regulator to complete the CS-Mexico transaction. On January 11, 2021, Cornershop Global (“CS-Global”), an entity which held all of Cornershop business operations, except for those in Mexico, exercised a call option and acquired 100% of the outstanding equity interest in CS-Mexico. We owned 55% of CS-Mexico through our ownership in CS-Global. The acquisition of CS-Mexico by CS-Global triggered a reconsideration event and we reevaluated if CS-Mexico still met the definition of a VIE. As of December 31, 2021, we determined that CS-Mexico was no longer a VIE when it was acquired by CS-Global, which has sufficient equity to operate without the need for subordinated financial support. Refer to Note 17 – Business Combinations for further information.

Aurora
In January 2021, we sold our ATG Business to Aurora. After the sale, we held equity interests in Aurora through our Aurora Investments. As of December 31, 2021, our Aurora Investments had a fair value of $3.4 billion within investments on the consolidated balance sheet. Refer Note 3 – Investments and Fair Value Measurement for additional information regarding the accounting for our Aurora Investments and Note 18 – Divestitures for additional information regarding the sale of our ATG Business.
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
Our equity investment in Moove, through preferred shares, is accounted for as an investment in non-marketable equity securities included in investments on the consolidated balance sheets. The term loan, $215 million as of December 31, 2022, is accounted for as a loan receivable, carried at amortized cost, and included in other assets on the consolidated balance sheet. Refer to Note 3 – Investments and Fair Value Measurement, Assets Measured at Fair Value on a Non-Recurring Basis, for additional information regarding our non-marketable equity securities.
Moove is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Moove’s economic risks and rewards through our equity investment, the term loan and commercial partnership agreement, which represent variable interests.

Note 16 – Non-Controlling Interests
We have several consolidated subsidiaries that have issued common stock and preferred stock or preferred units to third party investors, representing non-controlling interests. As of December 31, 2021 and 2022, the amounts of non-controlling interests represented by subsidiaries’ preferred units and preferred stock were $1.0 billion and $1.3 billion, respectively.
ATG Investment: Preferred Unit Purchase Agreement
During 2019, we closed a Preferred Unit Purchase Agreement with SoftBank, Toyota, and DENSO (collectively “the Investors”) for purchase by the Investors of Class A Preferred Units (“Preferred Units”) in Apparate. Apparate, a subsidiary of ours, issued 1.0 million Preferred Units at $1,000 per unit to the Investors for an aggregate consideration of $1.0 billion ($400 million from Toyota, $333 million from SoftBank, and $267 million from DENSO). As of December 31, 2020, the Preferred Units represented an aggregate 14.2% ownership interest in Apparate on an as-converted basis and we retained the remaining 85.8% ownership interest.
At the option of the Investors, the Preferred Units were convertible into common units of Apparate, initially on a one-for-one basis but subject to potential adjustment, as defined by the Preferred Unit Purchase Agreement at any time. The Preferred Units were entitled to certain distributions, including primarily dividends which are payable in cash or in-kind (at Apparate's discretion), and accrue quarterly, compounded on the last day of each quarter at a 4.5% annual rate. The Preferred Units were entitled to distributions upon the occurrence of a sale or liquidation of Apparate representing an amount that is equal to the greater of (i) the original investment plus any accrued but unpaid amounts, and (ii) their share of distributions assuming conversion to common units of Apparate immediately prior to the sale or liquidation event. The quarterly dividend, along with any attributed prorated share of Apparate’s net income (if applicable), were included in net income (loss) attributable to non-controlling interests, net of tax in our consolidated statements of operations. The Preferred Units did not participate in net losses due to a liquidation preference.
SoftBank’s Preferred Units
SoftBank’s Preferred Units included the option to put to us all, but not less than all, of its initial investment in Preferred Units at a price equal to the number of SoftBank’s Preferred Units multiplied by the greater of (i) the original investment plus any accrued but unpaid amounts per unit and (ii) the fair value of the Preferred Units at the time of conversion (the “Put/Call Price”). In addition, we also had the option to call all, but not less than all, of the Preferred Units held by SoftBank at the Put/Call Price. The put and call were determined to be embedded features within the SoftBank Preferred Units since they were not separately exercisable or legally detached from the SoftBank Preferred Units. As of December 31, 2020, the SoftBank Preferred Units were classified as redeemable non-controlling interests in our consolidated financial statements and reported at the Put/Call Price which was determined as of the balance sheet date.
Toyota and DENSO’s Preferred Units
As of December 31, 2020, the Toyota and DENSO Preferred Units were classified as non-redeemable non-controlling interests as these units were not subject to any mandatory redemption rights or redemption rights that are outside our control.
Divestiture of ATG Business to Aurora
On January 19, 2021, we completed the previously announced sale of our ATG Business to Aurora. As a result, our controlling interest and the non-controlling interests in the ATG Business were settled and ownership of the ATG Business transferred to Aurora. We derecognized the carrying value of non-controlling interests in the ATG Business of $1.1 billion, which included Toyota and DENSO non-redeemable non-controlling interests of $701 million and Softbank’s redeemable non-controlling interests of $356 million. Refer to Note 18 – Divestitures for further information.
Freight Holding
As of December 31, 2021 and 2022, we owned 78% and 74%, respectively, of the issued and outstanding capital stock of our subsidiary Freight Holding, or 75% and 73%, respectively, on a fully-diluted basis if all common shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding.
In May 2022, Freight Holding adopted the 2022 Freight Holding Equity Incentive Plan (the “2022 Freight Holding Plan”). The 2022 Freight Holding Plan serves as the successor to the 2018 Holding Equity Incentive Plan (the “2018 Freight Holding Plan”). Awards previously granted under the 2018 Freight Holding Plan remain outstanding and governed by the terms of the 2018 Freight Holding Plan.
As of December 31, 2021 under the 2018 Freight Holding Plan a total number of 99.8 million shares of Freight Holding were reserved, of which 85.0 million shares were available for grant and issuance.
As of December 31, 2022 under the 2022 Freight Holding Plan a total number of 85.1 million shares of Freight Holding were reserved, of which 39.4 million shares were available for grant and issuance.
The redeemable non-controlling interest of Freight Holding is not accreted to redemption value because it is currently not probable that the non-controlling interest will become redeemable.

Holders of Common Stock of Freight Holding
The minority common stockholders of our subsidiary Freight Holding, including any holders of common equity awards issued under the employee equity incentive plans and employees who hold fully vested shares, have put rights to sell certain of their equity interests at fair value to us at specified periods of time that terminates upon the earliest of the closing of a liquidation transaction or an IPO of the subsidiary. Should the put rights be exercised, they can be satisfied in either cash, Uber stock, or a combination of cash and Uber stock based upon our election. As of December 31, 2021 and 2022, the minority common stockholders ownership in Freight Holding is classified as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in our control.
We attribute the pro rata share of the Freight Holding’s net income or loss available to holders of common stock to the redeemable non-controlling interests generated from common shares of Freight Holding based on the outstanding ownership of the minority shareholders of common shares during the period.
Freight Series A Preferred Stock
In October 2020, Freight Holding entered into a 2020 Freight Series A Preferred Stock Purchase Agreement with a 2020 Freight Series A Investor. Pursuant to the 2020 Freight Series A Preferred Stock Purchase Agreement, the 2020 Freight Series A Investor agreed to invest an aggregate of $500 million in Freight Holding, which occurred over two closings, subject to customary closing conditions.
The 2020 Freight Series A Investor had the option to purchase additional shares in tranches of at least $50 million at a time at the initial purchase price for two years following initial closing up to an additional aggregate $250 million. This right to continue to invest at the initial price over two years is a forward obligation classified was a liability measured at fair value which was initially valued using a two-year discount rate and was immaterial. We maintain majority ownership of the issued and outstanding capital stock of Freight Holding following such additional investment. Upon the passage of two years from initial close, the 2020 Freight Series A Investor must purchase and Freight Holding must issue any remaining unissued additional shares at the purchase price. The 2020 Freight Series A Investor holds two seats on the Freight Holding board of directors as of December 31, 2022.
In October 2020, the initial closing occurred pursuant to the 2020 Freight Series A Preferred Stock Purchase Agreement and 2020 Freight Series A Investor invested $250 million in exchange for 124.7 million shares of Freight Series A preferred stock, representing approximately 8% ownership interest on a fully diluted basis.
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
In July 2021, we entered into a Series A preferred stock purchase agreement and sold shares of Freight Holding's Series A Preferred Stock to The Public Investment Fund, which is an investor in Uber, representing 4% ownership interest on a fully diluted basis at the time of the sale. As of December 31, 2021 and 2022, the Freight Series A preferred stock held by the Public Investment Fund were classified as non-redeemable non-controlling interests as these shares of preferred stock are not subject to any mandatory redemption rights or redemption rights that are outside our control.
Freight Series A-1 Preferred Stock

In November 2021, Freight Holding entered into a 2021 Series A-1 Preferred Stock Purchase Agreement with Freight Series A-1 Investors. Pursuant to the 2021 Series A-1 Preferred Stock Purchase Agreement, the Freight Series A-1 Investors agreed to invest an aggregate of $550 million in Freight Holding in exchange for Freight Series A-1 preferred stock. The purchase and sale of the Freight Series A-1 preferred stock took place concurrently with the closing of the Transplace acquisition. Refer to Note 17 – Business Combinations for additional information on the Transplace acquisition.
Freight Series A-1 Investors have basic rights and preferences which primarily include: one vote per share; conversion rights to common shares; 6% cumulative dividend preference and liquidation preference (a 1.0x liquidation preference of original issuance price plus cumulative unpaid dividends). The accruing dividends are compounding annually, and are only payable when dividends are declared by Freight Holding’s Board. The dividend, along with any attributed prorated share of Freight Holding’s net income (if applicable), are included in net income (loss) attributable to non-controlling interests, net of tax in our consolidated statements of operations. As of December 31, 2021 and 2022, the Freight Series A-1 preferred stock held by the Freight Series A-1 Investors were classified as non-redeemable non-controlling interests as these shares of preferred stock are not subject to any mandatory redemption rights or redemption rights that are outside our control.
Cornershop
On July 6, 2020, we closed the acquisition of a 55% controlling ownership interest in CS-Global. Refer to Note 17 – Business Combinations for further information. As of December 31, 2020, the non-controlling interest in CS-Global was classified as redeemable non-controlling interest because it is subject to a put/call agreement which was not solely in our control to exercise. At each balance sheet date, the redeemable non-controlling interest was measured using a discounted cash flow methodology and the carrying value was adjusted if the fair value was higher than the carrying value. The initial fair value, as of the acquisition date of July 6, 2020, was $290 million. There were no fair value adjustments to CS-Global’s redeemable non-controlling interest during the year ended December 31, 2020. As of December 31, 2020, Cornershop’s financial results were consolidated in our consolidated financial statements given our majority ownership interest.
On January 11, 2021, CS-Global exercised a call option and acquired 100% of the outstanding equity interest in CS-Mexico, which increased the redeemable non-controlling interest. In August 2021, we acquired the minority shareholders' interests in CS-Global in an all-stock transaction and CS-Global became a wholly-owned subsidiary of ours. We derecognized the carrying value of redeemable non-controlling interests in CS-Global of $1.3 billion. Refer to Note 17 – Business Combinations for further information.
Note 17 – Business Combinations
Careem
On January 2, 2020, we completed the acquisition of substantially all of the assets of Careem. Dubai-based Careem was founded in 2012, and provides primarily ridesharing and to a lesser extent meal delivery, and payments services to millions of users in cities across the Middle East, North Africa, and Pakistan. The acquisition was accounted for as a business combination and advances our strategy of having a leading ridesharing category position in every major region of the world in which we operate and effect cost and technology synergies for the rest of Uber’s Mobility business. On September 21, 2021, ownership of Careem’s operations in Morocco was fully transferred to us. As of December 31, 2021 and 2022, ownership of Careem’s operations in Qatar had not be transferred to us; however the results of operations and net assets were fully consolidated as variable interest entities. Refer to Note 15 – Variable Interest Entities for further information.
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

During the year ended December 31, 2021, certain holders of the Careem Notes elected to convert their notes and as a result of such elections, $539 million of the principal amount of the Careem Notes matured, of which $307 million were settled in cash and $232 million were settled in equity. During the year ended December 31, 2022, certain holders of the Careem Notes elected to convert their notes, resulting in immaterial amounts settled in cash and equity.
The remaining amount of the Careem Notes is recognized as a commitment to issue unsecured convertible notes at fair value in accrued and other current liabilities of $152 million as of December 31, 2022. The amount of accretion for the years ended December 31, 2021 and 2022 was not material.
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
During the second quarter of 2020, we received regulatory approvals, except for Mexico. As a result, we and Cornershop amended the terms of the agreement in order for Uber to acquire Cornershop’s business operations, except for those in Mexico. Immediately prior to the transaction close, Cornershop was restructured such that the Mexico operations were held in Cornershop Technologies LLC and its wholly-owned subsidiary (collectively referred to as “CS-Mexico”), while all of the remaining Cornershop operations were to be held in the newly created CS-Global entity.
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
The total purchase price was determined to be $967 million, based on the number of shares issued and Uber’s share price on the closing date. The fair value of the 4.6 million restricted shares issued to certain Cornershop employees was determined to be $202 million. These shares are restricted and contingent on the employees’ continuing employment at the combined company for three years, beginning in August 2021. These restricted shares are considered compensation for post-combination services and will be recognized as stock-based compensation expense ratably over three years.
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
On October 12, 2021, we completed the acquisition of Drizly, allowing us to expand alcohol offerings in our Delivery business. The acquisition of Drizly was accounted for as a business combination. The acquisition date fair value of the consideration transferred for Drizly was approximately $943 million, which consisted of the following (in millions):

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
On November 12, 2021, we completed the acquisition of Transplace in an all-cash transaction, allowing us to expand our Uber Freight business through Transplace’s expertise in transportation management. The acquisition of Transplace was accounted for as a business combination. The acquisition date fair value of the consideration transferred for Transplace was $2.3 billion.
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
Certain Unaudited Pro Forma Information
The following unaudited pro forma financial information presents what our results would have been had we acquired Careem, CS-Global, Postmates and Transplace in the beginning of the applicable comparable prior annual reporting period. The 2020 pro forma includes full year results for: our 2020 acquisitions (Careem, CS-Global and Postmates) as well as Transplace. The 2021 pro forma includes full year results for Transplace. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the consolidated business had the acquisitions actually occurred at the beginning of applicable comparable prior reporting period or of the results of our future operations of the consolidated business.

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
Note 18 – Divestitures
During the years ended December 31, 2020, 2021 and 2022, we completed the following divestitures:
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
Divestiture of JUMP and Investment in Lime
On May 7, 2020, we entered into a series of transactions and agreements with Lime to divest our JUMP business (the “JUMP Divestiture”). Lime is incorporated in Delaware for the purpose of owning and operating a fleet of dockless e-bikes and e-scooters for short-term access use by consumers for personal transportation. We previously held Lime Series C preferred stock and fully vested warrants to purchase Lime Series C-1 preferred stock.
Uber contributed hardware, equipment, intellectual property rights, technology, licensed technology, and permits of our JUMP business (collectively, “JUMP Assets”) in certain markets to Lime. JUMP Assets and previously held investments and warrants in Lime were exchanged for common stock (the “Lime Common Stock”), newly issued Lime Series 1-C preferred stock (“Lime 1-C Preferred Stock”) and fully vested warrants to purchase Lime Series 1-C Preferred Stock (“Lime 1-C Preferred Stock Warrants”). Lime Common Stock represents approximately 10% of fully-diluted (22% undiluted) ownership interest in Lime as of December 31, 2022.

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
Our ownership in Lime is comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”) and represents approximately 30% on an as converted and fully-diluted basis as of December 31, 2022. The 2020 Lime Investments are accounted for under the fair value option. Refer to Note 3 - Investments and Fair Value Measurement for additional information. Lime was assessed under the VIE model and considered an unconsolidated VIE. Refer to Note 15 – Variable Interest Entities for additional information.
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
We do not consolidate Aurora under either the VIE or the voting interest model. For further information, refer to Note 15 – Variable Interest Entities.
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

Note 19 – Restructuring and Related Charges
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
The following table provides the components of and changes in our restructuring and related charges accrual during the years ended December 31, 2020, 2021 and 2022 (in millions):

	Severance and Other Termination Benefits	Site Closure Costs	Other	Total
Balance as of December 31, 2019	$—	$—	$—	$—
Charges (1), (2)	199	98	65	362
Cash payments	(197)	(3)	(45)	(245)
Non-cash adjustments	—	(95)	(19)	(114)
Balance as of December 31, 2020	2	—	1	3
Cash payments	(2)	—	—	(2)
Balance as of December 31, 2021	—	—	1	1
Non-cash adjustments	—	—	(1)	(1)
Balance as of December 31, 2022	$—	$—	$—	$—
(1) Site closure costs primarily includes $50 million related to the impairment of operating lease right-of-use assets and $38 million for write-offs of leasehold improvements.
(2) Total restructuring and related charges included $247 million of cash settled charges, primarily for severance and other termination benefits and were substantially paid as of December 31, 2020.

Schedule II - Valuation and Qualifying Accounts
The table below details the activity of the allowance for doubtful accounts, deferred tax asset valuation allowance, and insurance reserves (in millions):

	Balance at Beginning of Period	Additions (1), (2)	Deductions (2)	Balance at End of Period
Year Ended December 31, 2020
Allowance for doubtful accounts	$34	$178	$(157)	$55
Deferred tax asset valuation allowance	$9,855	$3,655	$(100)	$13,410
Insurance reserves	$3,418	$950	$(902)	$3,466
Year Ended December 31, 2021
Allowance for doubtful accounts	$55	$246	$(250)	$51
Deferred tax assets valuation allowance	$13,410	$571	$(61)	$13,920
Insurance reserves	$3,466	$1,696	$(1,174)	$3,988
Year Ended December 31, 2022
Allowance for doubtful accounts	$51	$286	$(257)	$80
Deferred tax assets valuation allowance	$13,920	$2,204	$(2,153)	$13,971
Insurance reserves	$3,988	$2,128	$(1,396)	$4,720
(1) Additions to insurance reserves include $35 million, $69 million and $152 million for the years ended December 31, 2020, 2021 and 2022 respectively, for changes in estimates resulting from new developments in prior period claims. Additions to insurance reserves also include $374 million for the year ended December 31, 2021 for reserves assumed in connection with a loss portfolio transfer reinsurance agreement. For additional information on the loss portfolio transfer reinsurance agreement, see Note 1 – Description of Business and Summary of Significant Accounting Policies.
(2) For the year ended December 31, 2020, the increase in the valuation allowance was primarily attributable to an increase in tax rate in the Netherlands, an increase in U.S. federal, state and Netherlands deferred tax assets resulting from the loss from operations, and tax credits generated during the year.
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
For the year ended December 31, 2022, the increase in the valuation allowance was primarily attributable to an increase in deferred tax assets resulting from the loss from operations, offset by the deferred tax impact from the transfer of certain intangible assets among our wholly-owned subsidiaries.
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

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. In addition, PricewaterhouseCoopers LLP, our independent registered public accounting firm, provided an attestation report on our internal control over financial reporting as of December 31, 2022. You can find the full text of PricewaterhouseCoopers LLP attestation report in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth under the headers “Proposal 1- Election of Directors,” “Executive Officers,” “Corporate Governance” and “Other Governance Matters” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (“2023 Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is included under the headers “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the headers “Executive Officers-Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the headers “Corporate Governance-Certain Relationships and Related Person Transactions” and “Corporate Governance-Director Independence Determination” in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the header “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement and is incorporated herein by reference.
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
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		10-Q	001-38902	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.		10-Q	001-38902	3.2	August 5, 2021
4.1	Description of Common Stock.		10-K	001-38902	4.1	March 2, 2020
4.2	Form of common stock certificate of the Registrant.		S-1/A	333-230812	4.1	April 26, 2019
4.3	Indenture, relating to the Registrant’s 8.00% Senior Notes due 2026, by and between the Registrant and U.S. Bank National Association, dated November 7, 2018.		S-1	333-230812	4.5	April 11, 2019
4.4	Form of 8.00% Senior Note due 2026.		S-1	333-230812	4.6	April 11, 2019
4.5	Indenture, dated as of September 17, 2019, by and between the Registrant, Rasier, LLC and U.S. Bank National Association as Trustee.		8-K	001-38902	4.1	September 17, 2019
4.6	Form of Global Note, representing the Registrant’s 7.500% Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	September 17, 2019
4.7	Form of Unsecured Convertible Note.		10-Q	001-38902	4.1	May 8, 2020
4.8	Indenture, dated as of May 15, 2020, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	May 15, 2020
4.9	Form of Global Note, representing the Registrant’s 7.500% Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	May 15, 2020
4.10	Indenture, dated as of September 16, 2020, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	September 16, 2020
4.11	Form of Global Note, representing the Registrant’s 6.250% Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	September 16, 2020
4.12	Indenture, dated as of December 11, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	December 11, 2020
4.13	Form of Global Note, representing the Registrant’s 0% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	December 11, 2020
4.14	Indenture, dated as of August 12, 2021, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	August 12, 2021
4.15	Form of Global Note, representing the Registrant’s 4.50% Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	August 12, 2021
10.1	Amended and Restated 2010 Stock Plan and related forms of award agreements.		S-1	333-230812	10.1	April 11, 2019
10.2	Amended and Restated 2013 Equity Incentive Plan and related forms of award agreements.		S-1/A	333-230812	10.2	April 26, 2019
10.3	2019 Equity Incentive Plan and related forms of award agreements.		S-1	333-230812	10.3	April 11, 2019
10.4	2019 Employee Stock Purchase Plan.		S-1	333-230812	10.4	April 11, 2019
10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		S-1	333-230812	10.5	April 11, 2019
10.6	2019 Executive Severance Plan.		S-1	333-230812	10.6	April 11, 2019
10.7	Executive Bonus Plan.		S-1	333-230812	10.7	April 11, 2019
10.8	Director Compensation Policy and Stock Ownership Guidelines		10-Q	001-38902	10.2	August 4, 2022

10.9	RSU Conversion and Deferral Program for Directors.	10-Q	001-38902	10.1	May 5, 2022
10.10	Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, the Issuing Banks party thereto, and Morgan Stanley Senior Funding, Inc., dated June 26, 2015.	S-1	333-230812	10.14	April 11, 2019
10.11	Amendment No. 1 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated November 17, 2015.	S-1	333-230812	10.15	April 11, 2019
10.12	Amendment No. 2 to Revolving Credit Agreement, by and between the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated December 21, 2015.	S-1	333-230812	10.16	April 11, 2019
10.13	Joinder Agreement to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated March 21, 2016.	S-1	333-230812	10.17	April 11, 2019
10.14	Amendment No. 4 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated July 13, 2016.	S-1	333-230812	10.18	April 11, 2019
10.15	Amendment No. 5 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated June 13, 2018.	S-1	333-230812	10.19	April 11, 2019
10.16	Amendment No. 6 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, each Issuing Bank party thereto, and Morgan Stanley Senior Funding, Inc., dated October 25, 2018.	S-1	333-230812	10.20	April 11, 2019
10.17	Amendment No. 7 to Revolving Credit Agreement, by and among the Registrant, Rasier LLC, the Lenders party thereto, each Issuing Bank party thereto, and Morgan Stanley Senior Funding, Inc., dated June 5, 2020.	10-Q	001-38902	10.1	August 7, 2020
10.18	Amendment No. 8 to Revolving Credit Agreement, by and among the Registrant, Rasier LLC, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated December 24, 2021.	10-K	001-38902	10.17	February 24, 2022
10.19	Amendment No. 9 to Revolving Credit Agreement, dated April 4, 2022, by and among the Registrant, as borrower, Rasier, LLC, as guarantor, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	001-38902	10.1	April 5, 2022
10.20	Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated July 13, 2016.	S-1	333-230812	10.21	April 11, 2019
10.21	Amendment No. 1 to Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated June 13, 2018.	S-1	333-230812	10.22	April 11, 2019
10.22	Amendment No. 2 to Term Loan Agreement, dated February 25, 2021, by and among the Registrant as Borrower, Rasier LLC as subsidiary guarantor, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders.	8-K	001-38902	10.1	March 1, 2021
10.23	Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Cortland Capital Market Services LLC, dated April 4, 2018.	S-1	333-230812	10.23	April 11, 2019
10.24+	Google Maps Master Agreement, by and between the Registrant and Google LLC, dated July 13, 2020.	10-Q	001-38902	10.1	November 6, 2020
10.25+	Amendment to the Google Maps Master Agreement - Platform Rides and Deliveries Solution Service Schedule, by and between the Registrant and Google LLC, dated February 9, 2022	10-Q	001-38902	10.2	May 5, 2022

10.26	Employment Agreement, by and between the Registrant and Dara Khosrowshahi, dated April 9, 2019.		S-1	333-230812	10.28	April 11, 2019
10.27	Employment Agreement, by and between the Registrant and Nelson Chai, dated April 9, 2019.		S-1	333-230812	10.30	April 11, 2019
10.28	Addendum to Employment Agreement, by and between the Registrant and Nelson Chai, dated September 1, 2019.		10-K	001-38902	10.29	March 2, 2020
10.29	Addendum to Employment Agreement, by and between the Registrant and Nelson Chai, dated February 28, 2020.		10-K	001-38902	10.30	March 2, 2020
10.30	Employment Agreement, by and between the Registrant and Nikki Krishnamurthy, dated April 9, 2019.		S-1	333-230812	10.32	April 11, 2019
10.31	Addendum to Employment Agreement, by and between the Registrant and Nikki Krishnamurthy, dated December 18, 2020.		10-K	001-38902	10.29	March 1, 2021
10.32‡	Form of employment agreement between the Registrant and its executive officers.		10-Q	001-38902	10.2	November 6, 2020
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	X
24.1	Power of Attorney (contained on signature page hereto).	X
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

UBER TECHNOLOGIES, INC.

Date: February 21, 2023	By: /s/ Dara Khosrowshahi
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

Signature	Title	Date

/s/ Dara Khosrowshahi	Chief Executive Officer and Director	February 21, 2023
Dara Khosrowshahi	(Principal Executive Officer)

/s/ Nelson Chai	Chief Financial Officer	February 21, 2023
Nelson Chai	(Principal Financial Officer)

/s/ Glen Ceremony	Chief Accounting Officer and Global Corporate Controller	February 21, 2023
Glen Ceremony	(Principal Accounting Officer)

/s/ Ronald Sugar	Chairperson of the Board of Directors	February 21, 2023
Ronald Sugar

/s/ Revathi Advaithi	Director	February 21, 2023
Revathi Advaithi

/s/ Ursula Burns	Director	February 21, 2023
Ursula Burns

/s/ Robert Eckert	Director	February 21, 2023
Robert Eckert

/s/ Amanda Ginsberg	Director	February 21, 2023
Amanda Ginsberg

/s/ Wan Ling Martello	Director	February 21, 2023
Wan Ling Martello

/s/ H.E. Yasir Al-Rumayyan	Director	February 21, 2023
H.E. Yasir Al-Rumayyan

/s/ John Thain	Director	February 21, 2023
John Thain

/s/ David Trujillo	Director	February 21, 2023
David Trujillo

/s/ Alexander Wynaendts	Director	February 21, 2023
Alexander Wynaendts