Form 10-Q
period 2023-03-31
Uber Technologies, Inc
filed 2023-05-03
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of April 27, 2023 was 2,023,827,162.

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
•the impact of contagious disease, such as COVID-19, or outbreaks of other viruses, disease or pandemics on our business, results of operations, financial position and cash flows;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2022	As of March 31, 2023
Assets
Cash and cash equivalents	$4,208	$4,045
Short-term investments	103	121
Restricted cash and cash equivalents	680	897
Accounts receivable, net of allowance of $80 and $92, respectively	2,779	2,571
Prepaid expenses and other current assets	1,479	1,562
Total current assets	9,249	9,196
Restricted cash and cash equivalents	1,789	1,851
Restricted investments	1,614	1,964
Investments	4,401	4,718
Equity method investments	870	740
Property and equipment, net	2,082	2,142
Operating lease right-of-use assets	1,449	1,335
Intangible assets, net	1,874	1,766
Goodwill	8,263	8,185
Other assets	518	554
Total assets	$32,109	$32,451
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$728	$712
Short-term insurance reserves	1,692	1,658
Operating lease liabilities, current	201	193
Accrued and other current liabilities	6,232	6,120
Total current liabilities	8,853	8,683
Long-term insurance reserves	3,028	3,412
Long-term debt, net of current portion	9,265	9,257
Operating lease liabilities, non-current	1,673	1,629
Other long-term liabilities	786	798
Total liabilities	23,605	23,779
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	430	419
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,005,486 and 2,019,194 shares issued and outstanding, respectively	—	—
Additional paid-in capital	40,550	41,030
Accumulated other comprehensive loss	(443)	(598)
Accumulated deficit	(32,767)	(32,924)
Total Uber Technologies, Inc. stockholders' equity	7,340	7,508
Non-redeemable non-controlling interests	734	745
Total equity	8,074	8,253
Total liabilities, redeemable non-controlling interests and equity	$32,109	$32,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2023
Revenue	$6,854	$8,823
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,026	5,259
Operations and support	574	640
Sales and marketing	1,263	1,262
Research and development	587	775
General and administrative	632	942
Depreciation and amortization	254	207
Total costs and expenses	7,336	9,085
Loss from operations	(482)	(262)
Interest expense	(129)	(168)
Other income (expense), net	(5,557)	292
Loss before income taxes and income from equity method investments	(6,168)	(138)
Provision for (benefit from) income taxes	(232)	55
Income from equity method investments	18	36
Net loss including non-controlling interests	(5,918)	(157)
Less: net income (loss) attributable to non-controlling interests, net of tax	12	—
Net loss attributable to Uber Technologies, Inc.	$(5,930)	$(157)
Net loss per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(3.03)	$(0.08)
Diluted	$(3.04)	$(0.08)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	1,953,989	2,009,557
Diluted	1,957,731	2,009,557
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2023
Net loss including non-controlling interests	$(5,918)	$(157)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	19	(155)
Change in unrealized gain (loss) on investments in available-for-sale debt securities	—	—
Other comprehensive income (loss), net of tax	19	(155)
Comprehensive loss including non-controlling interests	(5,899)	(312)
Less: comprehensive income (loss) attributable to non-controlling interests	12	—
Comprehensive loss attributable to Uber Technologies, Inc.	$(5,911)	$(312)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Three Months Ended March 31, 2022
	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2021	$204	1,949,316	$—	$38,608	$(524)	$(23,626)	$687	$15,145
Exercise of stock options	—	1,093	—	6	—	—	—	6
Stock-based compensation	—	—	—	369	—	—	—	369
Issuance of common stock for settlement of RSUs	—	9,569	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(316)	—	(11)	—	—	—	(11)
Issuance of common stock for settlement of contingent consideration liability	—	132	—	5	—	—	—	5
Foreign currency translation adjustment	—	—	—	—	19	—	—	19
Net income (loss)	1	—	—	—	—	(5,930)	10	(5,920)
Balance as of March 31, 2022	$205	1,959,794	$—	$38,977	$(505)	$(29,556)	$697	$9,613

	Three Months Ended March 31, 2023
	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2022	$430	2,005,486	$—	$40,550	$(443)	$(32,767)	$734	$8,074
Exercise of stock options	—	1,208	—	5	—	—	—	5
Stock-based compensation	—	—	—	482	—	—	—	482
Issuance of common stock for settlement of RSUs	—	12,708	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(208)	—	(7)	—	—	—	(7)
Foreign currency translation adjustment	—	—	—	—	(155)	—	—	(155)
Net income (loss)	(11)	—	—	—	—	(157)	11	(146)
Balance as of March 31, 2023	$419	2,019,194	$—	$41,030	$(598)	$(32,924)	$745	$8,253
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2023
Cash flows from operating activities
Net loss including non-controlling interests	$(5,918)	$(157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	254	207
Bad debt expense	18	20
Stock-based compensation	359	470
Deferred income taxes	(281)	10
Income from equity method investments, net	(18)	(36)
Unrealized (gain) loss on debt and equity securities, net	5,570	(320)
Impairments of goodwill, long-lived assets and other assets	13	67
Impairment of equity method investment	182	—
Revaluation of MLU B.V. call option	(181)	—
Unrealized foreign currency transactions	(15)	83
Other	5	4
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(26)	168
Prepaid expenses and other assets	(20)	(119)
Operating lease right-of-use assets	42	52
Accounts payable	8	(7)
Accrued insurance reserves	134	350
Accrued expenses and other liabilities	(72)	(142)
Operating lease liabilities	(39)	(44)
Net cash provided by operating activities	15	606
Cash flows from investing activities
Purchases of property and equipment	(62)	(57)
Purchases of non-marketable equity securities	(13)	—
Purchases of marketable securities	—	(846)
Proceeds from maturities and sales of marketable securities	—	500
Acquisition of businesses, net of cash acquired	(59)	—
Other investing activities	(1)	4
Net cash used in investing activities	(135)	(399)
Cash flows from financing activities
Issuance of term loans and notes, net of issuance costs	—	1,121
Principal repayment on term loan and notes	(6)	(1,137)
Principal payments on finance leases	(62)	(40)
Other financing activities	(45)	(51)
Net cash used in financing activities	(113)	(107)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	20	16
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	(213)	116
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	7,805	6,677

End of period	$7,592	$6,793

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$4,184	$4,045
Restricted cash and cash equivalents-current	543	897
Restricted cash and cash equivalents-non-current	2,865	1,851
Total cash and cash equivalents, and restricted cash and cash equivalents	$7,592	$6,793

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$135	$157
Income taxes, net of refunds	41	22
Non-cash investing and financing activities:
Finance lease obligations	46	120
Right-of-use assets obtained in exchange for lease obligations	132	12
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber,” “we,” “our,” or “us”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. Uber is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. Uber develops and operates proprietary technology applications supporting a variety of offerings on its platform (“platform(s)” or “Platform(s)”). Uber connects consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, and connects Riders and other consumers (“Eaters”) with restaurants, grocers and other stores (collectively, “Merchants”) with delivery service providers (“Couriers”) for meal preparation, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Couriers are collectively referred to as “Driver(s).” Uber also connects consumers with public transportation networks. Uber uses this same network, technology, operational excellence and product expertise to connect shippers (“Shipper(s)”) with carriers (“Carrier(s)”) in the freight industry. Uber is also developing technologies designed to provide new solutions to solve everyday problems.
Our technology is used around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe, the Middle East, Africa, and Asia (excluding China and Southeast Asia).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of results for the full year.
In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, comprehensive loss, cash flows and the change in equity for the periods presented.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.
Basis of Consolidation
Our condensed consolidated financial statements include the accounts of Uber Technologies, Inc. and entities consolidated under the variable interest and voting models. All intercompany balances and transactions have been eliminated. Refer to Note 12 – Variable Interest Entities for further information.
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
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if it had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We adopted the ASU on January 1, 2023 and will apply the guidance prospectively for future acquisitions.

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose sufficient information about the program. The amendments do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted the ASU on January 1, 2023.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended March 31,
	2022	2023
Mobility revenue (1)	$2,518	$4,330
Delivery revenue (1)	2,512	3,093
Freight revenue	1,824	1,400
Total revenue	$6,854	$8,823
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.

	Three Months Ended March 31,
	2022	2023
United States and Canada ("US&CAN")	$4,562	$5,132
Latin America ("LatAm")	432	565
Europe, Middle East and Africa ("EMEA")	1,127	2,094
Asia Pacific ("APAC")	733	1,032
Total revenue	$6,854	$8,823
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
Contract Balances and Remaining Performance Obligation
Contract liabilities represent consideration collected prior to satisfying our performance obligations. As of March 31, 2023, we had $125 million of contract liabilities included in accrued and other current liabilities as well as other long-term liabilities on the condensed consolidated balance sheet. Revenue recognized from these contracts during the three months ended March 31, 2022 and 2023 was not material.
Our remaining performance obligation for contracts with an original expected length of greater than one year is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of March 31, 2023	$21	$102	$123
Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2022	March 31, 2023
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$44	$52
Commercial paper	46	55
Corporate bonds	13	14
Short-term investments	$103	$121

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$1,614	$1,954
Commercial paper	—	6
Corporate bonds	—	4
Restricted investments	$1,614	$1,964

Classified as investments:
Non-marketable equity securities:
Didi	$1,802	$2,159
Other (2)	312	310
Marketable equity securities:
Grab	1,726	1,613
Aurora	364	418
Other	87	111
Note receivable from a related party (2)	110	107
Investments	$4,401	$4,718
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2022				As of March 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,005	$—	$—	$1,005	$870	$—	$—	$870
U.S. government and agency securities	—	1,975	—	1,975	—	2,114	—	2,114
Commercial paper	—	76	—	76	—	81	—	81
Corporate bonds	—	15	—	15	—	23	—	23
Non-marketable equity securities	—	—	3	3	—	—	4	4
Marketable equity securities	2,177	—	—	2,177	2,143	—	—	2,143
Note receivable from a related party	—	—	110	110	—	—	107	107
Total financial assets	$3,182	$2,066	$113	$5,361	$3,013	$2,218	$111	$5,342
Financial Liabilities
MLU B.V. Call Option	$—	$—	$2	$2	$—	$—	$2	$2
Total financial liabilities	$—	$—	$2	$2	$—	$—	$2	$2
As of December 31, 2022 and March 31, 2023, the amortized cost of our debt securities measured at fair value on a recurring basis approximates fair value. We did not record any material unrealized gains or losses, or credit losses as of December 31, 2022 and March 31, 2023. The weighted-average remaining maturity of our debt securities was less than one year as of March 31, 2023.
During the three months ended March 31, 2023, we did not make any transfers into or out of Level 3 of the fair value hierarchy.
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
As of December 31, 2022 and March 31, 2023, our Level 3 non-marketable equity securities and note receivable from a related party primarily consist of common stock investments, redeemable preferred stock investments and convertible secured notes that may be converted into common or preferred stock in privately held companies without readily determinable fair values.
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
Financial Assets and Liabilities Measured at Fair Value Using Level 3 Inputs

The following table presents a reconciliation of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2023, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Equity Securities	Note Receivable	MLU B.V. Call Option
Balance as of December 31, 2022	$3	$110	$2
Change in fair value
Included in earnings	1	(3)	—
Balance as of March 31, 2023	$4	$107	$2
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
Didi Investment
On March 31, 2023, we measured the fair value of our Didi investment based on the closing share price of the Didi American Depositary Shares on the over-the-counter market as an observable transaction for similar securities. As a result, we recognized an unrealized gain of $357 million during the three months ended March 31, 2023 in other income (expense), net in our condensed consolidated statement of operations.
We did not record any other material unrealized or realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three months ended March 31, 2022 and 2023.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2022	March 31, 2023
Initial cost basis	$1,700	$1,702
Upward adjustments	1,052	1,409
Downward adjustments (including impairment)	(641)	(646)
Total carrying value at the end of the period	$2,111	$2,465
Note 4 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2023 (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2022	$2,421	$4,405	$1,437	$8,263
Loss on disposal	(9)	—	—	(9)
Foreign currency translation and other adjustments	(76)	2	5	(69)
Balance as of March 31, 2023	$2,336	$4,407	$1,442	$8,185
Intangible Assets
The components of intangible assets, net were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2022
Consumer, Merchant and other relationships	$1,825	$(506)	$1,319	9
Developed technology	921	(517)	404	5
Trade name, trademarks and other	247	(96)	151	6
Intangible assets	$2,993	$(1,119)	$1,874

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
March 31, 2023
Consumer, Merchant and other relationships	$1,804	$(549)	$1,255	9
Developed technology	921	(551)	370	5
Trade name, trademarks and other	247	(106)	141	6
Intangible assets	$2,972	$(1,206)	$1,766
Amortization expense for intangible assets subject to amortization was $144 million and $94 million for the three months ended March 31, 2022 and 2023, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2023 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2023	$271
2024	295
2025	262
2026	200
2027	184
Thereafter	547
Total	$1,759

Note 5 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2022	March 31, 2023	Effective Interest Rates	Maturities
2025 Refinanced Term Loan	$1,433	$—	—%	—
2027 Refinanced Term Loan	1,078	—	—%	—
2030 Refinanced Term Loans	—	2,505	7.9%	March 3, 2030
2025 Senior Note	1,000	1,000	7.7%	May 15, 2025
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	1,500	1,500	4.7%	August 15, 2029
2025 Convertible Notes	1,150	1,150	0.2%	December 15, 2025
Total debt	9,361	9,355
Less: unamortized discount and issuance costs	(69)	(73)
Less: current portion of long-term debt	(27)	(25)
Total long-term debt	$9,265	$9,257
2030 Refinanced Term Loans
In March 2023, we entered into two refinancing transactions pursuant to an amendment to the 2016 Senior Secured Term Loan Agreement. On March 3, 2023, we entered into a refinancing transaction under which we borrowed $1.75 billion (“First Closing”), the proceeds of which were used to repay in full all outstanding 2025 Refinanced Term Loan of $1.4 billion and $317 million of the outstanding 2027 Refinanced Term Loan. On March 14, 2023, we entered into the second refinancing transaction under which we borrowed $761 million (“Second Closing”), the proceeds of which were used to repay in full all outstanding 2027 Refinanced Term Loan. The Second Closing constituted an additional term loan in the same tranche as the First Closing (collectively, the “2030 Refinanced Term Loans”).
The 2030 Refinanced Term Loans have a maturity date of March 3, 2030. The interest rate for the 2030 Refinanced Term Loans is Secured Overnight Financing Rate (“SOFR”) plus 2.75% per annum, subject to a floor of 0.00%. The refinancing transactions qualified as both a debt modification and debt extinguishment. As a result, we recognized an immaterial loss on debt extinguishment during the three months ended March 31, 2023 in interest expense in our condensed consolidated statement of operations. The refinancing transactions resulted in: (i) $1.1 billion cash inflow from the issuance of the 2030 Refinanced Term Loans, net of issuance costs, from new lenders and additional principal from existing lenders; (ii) a $1.1 billion cash outflow of principal payments on the 2025 Refinanced Term Loan and 2027 Refinanced Term Loan to exiting lenders and lower principal from existing lenders. The cash inflow and cash outflow are recorded within cash flows from financing activities in our condensed statement of cash flows during three months ended March 31, 2023.
The 2030 Refinanced Term Loans are guaranteed by certain of our material domestic restricted subsidiaries. The 2030 Refinanced Term Loans agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of March 31, 2023. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair value of our 2030 Refinanced Term Loans was $2.5 billion as of March 31, 2023 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
During the first quarter of 2023, we identified an immaterial error related to the 2021 statement of cash flows, which omitted a $282 million cash inflow from the issuance of the 2025 and 2027 Refinanced Term Loans and a $282 million cash outflow of principal repayment of the 2016 and 2018 Senior Secured Term Loans within cash flows from financing activities for a net impact of $0 on net cash provided by financing activities. This will be updated in our 2023 Annual Report on Form 10-K.

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
As of March 31, 2023, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
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
The fair value of our 2025 Convertible Notes was $1.0 billion as of March 31, 2023 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
The 2025, 2026, 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of March 31, 2023.
The following table presents the fair values of our Senior Notes as of March 31, 2023, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of March 31, 2023
2025 Senior Note	$1,015
2026 Senior Note	1,539
2027 Senior Note	1,238
2028 Senior Note	501
2029 Senior Note	1,380
Total	$5,673

The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long-term debt, for the three months ended March 31, 2022 and 2023 (in millions):

	Three Months Ended March 31,
	2022	2023
Contractual interest coupon	$133	$147
Amortization of debt discount and issuance costs	4	7
Total interest expense from long-term debt	$137	$154
Revolving Credit Arrangements
We have a revolving credit agreement initially entered into during 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). On April 4, 2022, we entered into an amendment to our Revolving Credit Facility to, among other things, (i) provide for approximately $2.2 billion of revolving credit commitments, (ii) extend the maturity date for the commitments and loans from June 13, 2023 to April 4, 2027, (iii) reduce the minimum liquidity covenant from $1.5 billion to $1.0 billion, (iv) replace the London Interbank Offered Rate (“LIBOR”) based interest rate with a SOFR based interest rate, and (v) make certain other changes to the negative covenants under the amended revolving credit agreement. The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of March 31, 2023, there was no balance outstanding on the Revolving Credit Facility.
In February 2023, Uber Freight Holding Corporation (“Freight Holding”) entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding and is considered non-recourse to us.
Letters of Credit
For purposes of securing obligations related to leases and other contractual obligations, we also maintain an agreement for letters of credit, which is collateralized by our Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2022 and March 31, 2023, we had letters of credit outstanding of $839 million and $882 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $261 million and $223 million, respectively.

Note 6 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2022	March 31, 2023
Prepaid expenses	$310	$360
Other receivables	710	710
Other	459	492
Prepaid expenses and other current assets	$1,479	$1,562
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2022	March 31, 2023
Accrued legal, regulatory and non-income taxes	$1,573	$1,763
Accrued Drivers and Merchants liability	1,593	1,408
Accrued compensation and employee benefits	587	296
Income and other tax liabilities	476	496
Commitment to issue unsecured convertible notes in connection with Careem acquisition	152	152
Other	1,851	2,005
Accrued and other current liabilities	$6,232	$6,120
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2022	March 31, 2023
Deferred tax liabilities	$27	$32
Other	759	766
Other long-term liabilities	$786	$798
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2021	$(524)	$—	$(524)
Other comprehensive income (loss) before reclassifications	19	—	19
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	19	—	19
Balance as of March 31, 2022	$(505)	$—	$(505)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2022	$(443)	$—	$(443)
Other comprehensive income (loss) before reclassifications	(155)	—	(155)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Other comprehensive income (loss)	(155)	—	(155)
Balance as of March 31, 2023	$(598)	$—	$(598)
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended March 31,
	2022	2023
Interest income	$11	$87
Foreign currency exchange gains (losses), net	10	(94)
Unrealized gain (loss) on debt and equity securities, net (1)	(5,570)	320
Impairment of equity method investment (2)	(182)	—
Revaluation of MLU B.V. call option (3)	181	—
Other, net	(7)	(21)
Other income (expense), net	$(5,557)	$292
(1) During the three months ended March 31, 2022, unrealized loss on debt and equity securities, net primarily represents changes in the fair value of our equity securities, including: a $1.9 billion unrealized loss on our Grab investment; a $1.7 billion unrealized loss on our Aurora investments; a $1.4 billion unrealized loss on our Didi investment; and a $462 million change in fair value on our Zomato investment.
During the three months ended March 31, 2023, unrealized gain on debt and equity securities, net primarily represents changes in the fair value of our equity securities, including: a $357 million unrealized gain on our Didi investment, a $54 million unrealized gain on our Aurora investments, partially offset by a $113 million unrealized loss on our Grab investment.
(2) During the three months ended March 31, 2022, impairment of equity method investment represents a $182 million impairment loss recorded on our MLU B.V. equity method investment. The other-than-temporarily impairment was primarily due to consensus projections of a protracted recession of the Russian economy as a result of Russia’s invasion of Ukraine. To determine the fair value of our investment in MLU B.V. we utilized a market approach referencing revenue multiples from publicly traded companies.
(3) During the three months ended March 31, 2022, revaluation of MLU B.V. call option represents a $181 million gain for the change in fair value of the call option granted to Yandex (“MLU B.V. Call Option”). To determine the fair value of the MLU B.V. Call Option as of March 31, 2022, we used a lattice model which simulated multiple scenarios of the exercise behaviors of the corresponding strike prices over the term of the call option. Key inputs to the lattice model were: the underlying business value, which decreased significantly due to the conflict between Russia and Ukraine; option term of 1.4 years; volatility of 65%; risk-free interest rates; and strike price (Level 3).

Note 7 – Stockholders' Equity
Equity Compensation Plans
We maintain four equity compensation plans that provide for the issuance of shares of our common stock to our officers and other employees, directors, and consultants: the 2010 Stock Plan (the “2010 Plan”), the 2013 Equity Incentive Plan (the “2013 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and the 2019 Employee Stock Purchase Plan (the “ESPP”), which have all been approved by stockholders. Following our initial public offering (“IPO”) in May 2019, we have only issued awards under the 2019 Plan and the ESPP, and no additional awards will be granted under the 2010 and 2013 Plans. These plans provide for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), performance-based awards, and other awards (that are based in whole or in part by reference to our common stock).
Stock Option and SAR Activity
A summary of stock option and SAR activity for the three months ended March 31, 2023 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2022	153	20,039	$13.90	3.47	$279
Granted	—	403	$32.99
Exercised	—	(1,196)	$3.79
Canceled and forfeited	—	(27)	$9.03
As of March 31, 2023	153	19,219	$14.92	3.34	$349
Vested and expected to vest as of March 31, 2023	148	14,251	$10.26	2.88	$316
Exercisable as of March 31, 2023	148	14,251	$10.26	2.88	$316
RSU Activity
The following table summarizes the activity related to our RSUs for the three months ended March 31, 2023 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2022	98,167	$34.70
Granted	53,486	$32.79
Vested	(12,719)	$35.56
Canceled and forfeited	(4,410)	$35.95
Unvested and outstanding as of March 31, 2023	134,524	$33.80
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended March 31,
	2022	2023
Operations and support	$33	$38
Sales and marketing	22	24
Research and development	196	290
General and administrative	108	118
Total	$359	$470
As of March 31, 2023, there was $4.5 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.89 years.

The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements were not material during the three months ended March 31, 2022 and 2023, respectively.
Note 8 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $(232) million and $55 million for the three months ended March 31, 2022 and 2023, respectively. During the three months ended March 31, 2022, the income tax benefit was primarily driven by the deferred U.S. tax impact related to our investments in Grab, Aurora, Didi and Zomato, and to a lesser extent, the benefit of U.S. losses, offset by current tax on our foreign earnings. During the three months ended March 31, 2023, the income tax expense was primarily driven by our foreign operations. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on our U.S. and Netherlands' deferred tax assets and foreign tax rate differences.
During the three months ended March 31, 2023, the amount of gross unrecognized tax benefits increased by $60 million, of which approximately $24 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $36 million of unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are also under routine examination by federal, various state and foreign tax authorities. We believe that adequate amounts have been reserved in these jurisdictions. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state or foreign tax authorities to the extent utilized in a future period. For our major tax jurisdictions, the tax years 2006 through 2023 remain open; the major tax jurisdictions are the U.S., Brazil, Netherlands, and the United Kingdom (“UK”).
Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Any changes to unrecognized tax benefits recorded as of March 31, 2023 that are reasonably possible to occur within the next 12 months are not expected to be material.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through March 31, 2023. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
Note 9 – Net Income (Loss) Per Share
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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended March 31,
	2022	2023
Basic net loss per share:
Numerator
Net loss including non-controlling interests	$(5,918)	$(157)
Net income attributable to non-controlling interests, net of tax	12	—
Net loss attributable to common stockholders	$(5,930)	$(157)
Denominator
Basic weighted-average common stock outstanding	1,953,989	2,009,557
Basic net loss per share attributable to common stockholders (1)	$(3.03)	$(0.08)
Diluted net loss per share:
Numerator
Net loss attributable to common stockholders	$(5,930)	$(157)
Net loss attributable to Freight Holding convertible common shares non-controlling interest, net of tax	(13)	—
Diluted net loss attributable to common stockholders	$(5,943)	$(157)
Denominator
Number of shares used in basic net loss per share computation	1,953,989	2,009,557
Weighted-average effect of potentially dilutive securities:
Assumed redemption of Freight Holding convertible common shares, non-controlling interest	3,742	—
Diluted weighted-average common stock outstanding	1,957,731	2,009,557
Diluted net loss per share attributable to common stockholders (1)	$(3.04)	$(0.08)
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	As of March 31,
	2022	2023
Freight Holding contingently redeemable preferred stock	12,377	25,017
RSUs	116,955	134,524
Stock options	23,587	19,219
Common stock subject to repurchase	3,767	2,219
Shares committed under ESPP	3,361	3,266
Warrants to purchase common stock	73	73
Convertible notes	18,503	16,996
Total	178,623	201,314

Note 10 – Segment Information and Geographic Information
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

Delivery
Delivery offerings allow consumers to search for and discover local restaurants, order a meal, and either pick-up at the restaurant or have the meal delivered. In certain markets, Delivery provides offerings for grocery, alcohol, and convenience store delivery as well as select other goods. Delivery also includes advertising.

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
The following table provides information about our segments and a reconciliation of total Segment Adjusted EBITDA to loss from operations (in millions):

	Three Months Ended March 31,
	2022	2023
Segment Adjusted EBITDA:
Mobility	$618	$1,060
Delivery	30	288
Freight	2	(23)
Total Segment Adjusted EBITDA	650	1,325
Reconciling items:
Corporate G&A and Platform R&D (1)	(482)	(564)
Depreciation and amortization	(254)	(207)
Stock-based compensation expense	(359)	(470)
Legal, tax, and regulatory reserve changes and settlements	—	(250)
Goodwill and asset impairments/loss on sale of assets	(13)	(67)
Acquisition, financing and divestitures related expenses	(14)	(8)
COVID-19 response initiatives	(1)	—
Gain (loss) on lease arrangement, net	(7)	1
Restructuring and related charges	(2)	(22)
Loss from operations	$(482)	$(262)
(1) Includes costs that are not directly attributable to our reportable segments. Corporate G&A also includes certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs. Platform R&D also includes mapping and payment technologies and support and development of the internal technology infrastructure. Our allocation methodology is periodically evaluated and may change.

Note 11 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2022 and March 31, 2023, we had recorded aggregate liabilities of $1.6 billion and $1.8 billion, respectively, of which $0.6 billion, in both periods, relate to non-income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
In addition, in January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and in August 2021, the Alameda County Superior Court ruled that Proposition 22 is unconstitutional. On September 21, 2021, the State of California filed an appeal of that decision with the California Court of Appeal, and the Protect App-

Based Drivers and Services organization, who intervened in the matter, has also filed an appeal. Oral argument was heard on December 13, 2022.
On March 13, 2023, the California Court of Appeal overturned a lower court’s ruling that Prop 22 is unconstitutional, which means that Prop 22 remains in effect. The ruling struck down part of Prop 22 that intruded on the legislature and judiciary’s power. The court ruled that a section of the measure that defined legislation on certain topics (i.e., unions for gig workers) as amendments to the Proposition was invalid. Service Employees International Union has petitioned the California Supreme Court for appellate review.
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. The complaint was served on July 20, 2020 and Uber filed a motion to dismiss the complaint on September 24, 2020, which was denied on March 25, 2021. A summary judgment motion was filed in September 2021 and we filed a motion in which we argue that the motion is premature. The court granted our motion to defer the summary judgment motion on January 12, 2022 and summary judgment papers will likely be fully briefed by the end of 2023 or early 2024. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
New York Attorney General
The New York Attorney General has alleged misclassification of drivers and related employment violations in New York by Uber as well as fraud related to certain deductions. Uber is in advanced discussions with the office regarding resolution of the matter and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of March 31, 2023.
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
In January 2022, the Social Security Tribunal of Zurich reclassified drivers who have used the App in 2014 as dependent workers of Uber B.V. and Rasier Operations B.V. from a social security standpoint, but this ruling has been appealed before the Federal Tribunal and has no impact on our current operations. On March 21, 2023 the Federal Tribunal ruled that Drivers who have used the Uber App in 2014 qualify as employees for social security purposes.
On June 3, 2022, the Federal Tribunal issued two rulings by which both Drivers and Couriers in the Canton of Geneva are classified as employees of Uber B.V., Uber Portier B.V. and Uber Switzerland GmbH.
Following the ruling of the Federal Tribunal on Eats, we received a request for information from the SVA Zürich that states that couriers shall be considered employees for social security purposes since the launch of Uber Eats.
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of March 31, 2023.
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
On June 23, 2021, we received a compliance notice from the UK pension regulator to facilitate our auto-enrollment implementation. We have completed the enrollment of eligible drivers in the UK into a pension plan. While the ultimate resolution of these matters is uncertain, we have recorded an immaterial accrual for these matters within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2023.
Spain Labor Audits
Labor authorities in Spain opened audits reviewing the classification status of Couriers (in particular with regards to social security contributions). We have received assessments as of March 31, 2023. We will proceed (or have proceeded) to appeal to the Court of First Instance for each of them. There are ongoing audits for which we have not yet received an assessment. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated for these ongoing audits.
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
The NJDOL has expressed its intention to audit later years. The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of March 31, 2023.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period. In 2022, we have received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for years 2018 - 2020 covering couriers who used the Postmates platform. The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of March 31, 2023.
New York Department of Labor
In February 2020, the New York Department of Labor (“NYDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2013 through 2020. The NYDOL issued an assessment in November 2022 against Uber. As of March 2023, we are in final discussions with the agency as to the resolution of this matter. The amount accrued for the resolution of this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of March 31, 2023.
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
Other Legal and Regulatory Matters
We have been and continue to be subject to various government inquiries and investigations surrounding the legality of certain of our business practices, compliance with antitrust, anti bribery and anti corruption laws (including Foreign Corrupt Practices Act) and other global regulatory requirements, labor laws, securities laws, data protection and privacy laws, consumer protection laws, environmental laws, and the infringement of certain intellectual property rights. We have investigated and continue to investigate many of these matters and we are implementing a number of recommendations to our managerial, operational and compliance practices, as well as strengthening our overall governance structure. In many cases, we are unable to predict the outcomes and implications of these inquiries and investigations on our business which could be time consuming, costly to investigate and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact our business, reputation, financial condition and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
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
Note 12 – Variable Interest Entities
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
Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2022 and March 31, 2023 were $3.9 billion and $3.8 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2022 and March 31, 2023 were $789 million and $749 million.
Uber Freight Holding Corporation
As of March 31, 2023, we own the majority of the issued and outstanding capital stock of Uber Freight Holding Corporation (“Freight Holding”) and report a non-controlling interest as further described in Note 13 – Non-Controlling Interests.
In February 2023, Freight Holding entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding and is considered non-recourse to us.
Careem Qatar
In October 2022, Qatar’s Court of Cassation rejected our final appeal for the proposed acquisition of the assets and operations in Qatar (“Careem Qatar”). The purpose of the Careem Qatar operations is to provide primarily ridesharing services in Qatar. Although the assets and operations of Careem Qatar have not transferred to us, we have rights to all residual interests in the entity which was considered a variable interest. We were exposed to losses and residual returns of the entity through the right to all of the proceeds from either the divestiture or the eventual legal transfer upon regulatory approval of the entity. We controlled Intellectual Properties (“IP”) which are significant for the business of Careem Qatar and sub-license those IP to Careem Qatar. Careem Qatar met the definition of a VIE and we were the primary beneficiary and therefore consolidate Careem Qatar as of December 31, 2022.

In February 2023, Careem Qatar’s ridesharing operations had shut down and an immaterial loss on disposal was recognized. The entity remains consolidated as of March 31, 2023 as we continue to be the primary beneficiary of the remaining business operations.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amounts of both assets and liabilities recognized on the condensed consolidated balance sheets related to unconsolidated VIEs were $548 million and $537 million as of December 31, 2022 and March 31, 2023, respectively, and represent our maximum exposure to loss associated with the unconsolidated VIEs.
Lime
Neutron Holdings, Inc. (“Lime”) is incorporated in Delaware for the purpose of owning and operating a fleet of dockless e-bikes and e-scooters for short-term access use by consumers for personal transportation. In 2020, we entered into a series of transactions and agreements with Lime to divest our JUMP business and acquired ownership in Lime comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”). We are exposed to Lime’s economic risks and rewards through our ownership of the 2020 Lime Investments, which represent variable interests.
Moove
On February 12, 2021 (the “Moove Closing Date”), we entered into and completed a series of agreements with Garment Investments S.L. dba Moove (“Moove”), a vehicle fleet operator in Spain. The series of agreements included (i) an equity investment, through preferred shares, in which Uber acquired a 30% minority interest in Moove from its current shareholders at closing and up to approximately $185 million contingent on future performance of Moove and certain other conditions through the eighth anniversary of the agreement, (ii) a term loan of $213 million to Moove, due February 2026, and (iii) a commercial partnership agreement. Also included in the agreements is an option for us to purchase common stock of Moove at fair value, beginning two years after the Moove Closing Date. As of March 31, 2023, we have not exercised this option. After this series of agreements, Moove is considered a related party.
In February 2023, we entered into a settlement and amendment agreement (“Moove Settlement”) with Moove, a related party, to settle certain contingent considerations agreements. As a result of the Moove Settlement, we made an immaterial payment to Moove. The remaining contingent liability is recorded within accrued and other current liabilities on our condensed consolidated balance sheet as of March 31, 2023 and is not material.
Our equity investment in Moove, through preferred shares, is accounted for as an investment in non-marketable equity securities included in investments on our condensed consolidated balance sheets. The term loan, of $247 million as of March 31, 2023, is accounted for as a loan receivable, carried at amortized cost, and included in other assets on our condensed consolidated balance sheets. Refer to Note 3 – Investments and Fair Value Measurement, Assets Measured at Fair Value on a Non-Recurring Basis, for additional information regarding our non-marketable equity securities.
Moove is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Moove’s economic risks and rewards through our equity investment, the term loan and commercial partnership agreement, which represent variable interests.
Note 13 – Non-Controlling Interests
Freight Holding
As of December 31, 2022 and March 31, 2023, we owned 74% and 74%, respectively, of the issued and outstanding capital stock of our subsidiary Freight Holding, or 73% and 72%, respectively, on a fully-diluted basis if all common shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. The minority stockholders of Freight Holding include: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) employees who hold fully vested shares.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within thirty days.
As of December 31, 2022 and March 31, 2023, the liability related to the supplier financing program was immaterial and the amounts are included within accounts payable on the condensed consolidated balance sheets.
Note 14 – Subsequent Events
Careem Super App Investment
In April 2023, we entered into a series of agreements with Emirates Telecommunication Group Company (“e&”) whereby e& will contribute $400 million into the Careem non-ridesharing businesses (“Careem Super App”) in exchange for a majority equity interest. At the closing date of the transaction, which remains subject to regulatory approvals and customary closing conditions, we will retain an approximately 42% ownership interest in Careem Super App. We will continue to fully own the ridesharing business of Careem.
Sale of Our Remaining Interest in MLU B.V.
On April 21, 2023, we entered into and closed on a definitive agreement to sell our remaining 29% equity interest in MLU B.V., our joint venture with Yandex N.V. (“Yandex”), to Yandex for $702.5 million in cash. After this transaction, we no longer have any equity interest in MLU B.V.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2022 Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q.
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
In January 2021, a petition was filed with the California Supreme Court by several drivers and a labor union alleging that Proposition 22 is unconstitutional, which was denied. The same drivers and labor union have since filed a similar challenge in California Superior Court, and in August 2021, the Alameda County Superior Court ruled that Proposition 22 is unconstitutional. On September 21, 2021, the State of California filed an appeal of that decision with the California Court of Appeal, and the Protect App-Based Drivers and Services organization, who intervened in the matter, has also filed an appeal. Oral argument was heard on December 13, 2022.
On March 13, 2023, the California Court of Appeal overturned a lower court’s ruling that Prop 22 is unconstitutional, which means that Prop 22 remains in effect. The ruling struck down part of Prop 22 that intruded on the legislature and judiciary’s power. The court ruled that a section of the measure that defined legislation on certain topics (i.e., unions for gig workers) as amendments to the Proposition was invalid. Service Employees International Union has petitioned the California Supreme Court for appellate review.
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
On June 23, 2021, we received a compliance notice from the UK pension regulator to facilitate our auto-enrollment implementation. We have completed the enrollment of eligible drivers in the UK into a pension plan. While the ultimate resolution of these matters is uncertain, we have recorded an immaterial accrual for these matters within accrued and other current liabilities on the condensed consolidated balance sheets as of March 31, 2023.
If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees, workers or quasi-employees where those statuses exist, we would incur significant additional expenses for compensating Drivers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. Additionally, we may not have adequate Driver supply as Drivers may opt out of our platform given the loss of flexibility under an employment model, and we may not be able to hire a majority of the Drivers currently using our platform. Any of these events could negatively impact our business, results of operations, financial position, and cash flows.
For a discussion of risk factors related to how misclassification challenges may impact our business, result of operations, financial position and operating condition and cash flows, see the risk factor titled “-Our business would be adversely affected if Drivers were classified as employees, workers or quasi-employees” included in Part II, Item 1A, “Risk Factors”, and Note 11 – Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Policies and Estimates” and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Financial and Operational Highlights

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	2022 to 2023 % Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	115	130	13%
Trips (2)	1,713	2,124	24%
Gross Bookings (2)	$26,449	$31,408	19%	22%
Revenue	$6,854	$8,823	29%	33%
Loss from operations	$(482)	$(262)	46%
Net loss attributable to Uber Technologies, Inc. (3)	$(5,930)	$(157)	**
Mobility Adjusted EBITDA	$618	$1,060	72%
Delivery Adjusted EBITDA	$30	$288	**
Adjusted EBITDA (1), (2)	$168	$761	353%

Net cash provided by operating activities	$15	$606	**
Free cash flow (1)	$(47)	$549	**
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.

(3) Net loss attributable to Uber Technologies, Inc. included stock-based compensation expense of $359 million and $470 million in the first quarter of 2022 and 2023, respectively.
** Percentage not meaningful.
Highlights for the First Quarter 2023
In the first quarter of 2023, our MAPCs were 130 million, declining 1 million, or 1%, quarter-over-quarter, but growing 13% compared to the same period in 2022. The quarter-over-quarter decline in MAPCs was related to the seasonal decline in activity following the fourth quarter of 2022. The year-over-year growth was driven by continued improvement in consumer activity for our Mobility offerings.
Overall Gross Bookings increased to $31.4 billion in the first quarter of 2023, up 19% or 22% on a constant currency basis, compared to the same period in 2022. Mobility Gross Bookings grew 43% year-over-year, on a constant currency basis primarily due to increases in Trip volumes. Delivery Gross Bookings grew 12% year-over-year, on a constant currency basis, primarily driven by a 6% increase in basket sizes globally, on a constant currency basis. Freight Gross Bookings declined 23% year-over-year, on a constant currency basis, primarily attributable to macroeconomic headwinds impacting the broader freight industry.
Revenue was $8.8 billion, up 29% year-over-year. Revenue growth outpaced Gross Bookings growth primarily due to the net favorable impact to Mobility revenue of $925 million as a result of business model changes in some countries that classify certain payments and incentives as cost of revenue, exclusive of depreciation and amortization.
Net loss attributable to Uber Technologies, Inc. was $157 million, which includes the favorable impact of a pre-tax unrealized gain on debt and equity securities, net of $320 million primarily related to a $357 million unrealized gain on our Didi investment and a $54 million unrealized gain on our Aurora investment, partially offset by a $113 million unrealized loss on our Grab investment. Net loss attributable to Uber Technologies, Inc. also includes $470 million of stock-based compensation expense.
Adjusted EBITDA was $761 million, up $593 million compared to the same period in 2022. Mobility Adjusted EBITDA profit was $1.1 billion, up $442 million from the same period in 2022. Delivery Adjusted EBITDA profit was $288 million, up $258 million from the same period in 2022.
We ended the quarter with $4.2 billion in unrestricted cash, cash equivalents and short-term investments.

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
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Revenue Recognition,” “Note 1 - Description of Business and Summary of Significant Accounting Policies - Revenue Recognition,” and “Note 2 - Revenue” to our audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2022 and Note 2 – Revenue in this Quarterly Report in Form 10-Q.
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
We expect research and development expenses to increase and vary from period to period as a percentage of revenue as we continue to invest in research and development activities relating to ongoing improvements to and maintenance of our platform offerings and other research and development programs.
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
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on buildings, site improvements, computer and network equipment, software, leasehold improvements, furniture and fixtures, and amortization of intangible assets. Depreciation includes expenses associated with buildings, site improvements, computer and network equipment, and furniture, fixtures, as well as leasehold improvements. Amortization includes expenses associated with our capitalized internal-use software and acquired intangible assets.
Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount. For additional detail related to our debt obligations, see Note 5 – Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Other Income (Expense), Net
Other income (expense), net primarily includes the following items:
•Interest income, which consists primarily of interest earned on our cash and cash equivalents, short-term investments, restricted cash and cash equivalents and restricted investments.
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

Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended March 31,
	2022	2023

Revenue	$6,854	$8,823
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,026	5,259
Operations and support	574	640
Sales and marketing	1,263	1,262
Research and development	587	775
General and administrative	632	942
Depreciation and amortization	254	207
Total costs and expenses	7,336	9,085
Loss from operations	(482)	(262)
Interest expense	(129)	(168)
Other income (expense), net	(5,557)	292
Loss before income taxes and income from equity method investments	(6,168)	(138)
Provision for (benefit from) income taxes	(232)	55
Income from equity method investments	18	36
Net loss including non-controlling interests	(5,918)	(157)
Less: net income (loss) attributable to non-controlling interests, net of tax	12	—
Net loss attributable to Uber Technologies, Inc.	$(5,930)	$(157)
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended March 31,
	2022	2023

Revenue	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	59%	60%
Operations and support	8%	7%
Sales and marketing	18%	14%
Research and development	9%	9%
General and administrative	9%	11%
Depreciation and amortization	4%	2%
Total costs and expenses	107%	103%
Loss from operations	(7)%	(3)%
Interest expense	(2)%	(2)%
Other income (expense), net	(81)%	3%
Loss before income taxes and income from equity method investments	(90)%	(2)%
Provision for (benefit from) income taxes	(3)%	1%
Income from equity method investments	—%	—%
Net loss including non-controlling interests	(86)%	(2)%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%
Net loss attributable to Uber Technologies, Inc.	(87)%	(2)%
(1) Totals of percentage of revenues may not foot due to rounding.

The following discussion and analysis is for the three months ended March 31, 2023 compared to the same period in 2022.
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Revenue	$6,854	$8,823	29%
Revenue increased $2.0 billion, or 29%, primarily attributable to an increase in Gross Bookings of 22%, on a constant currency basis. The increase in Gross Bookings was primarily driven by an increase in Mobility Trip volumes. Additionally, during the first quarter of 2023, we saw a $925 million net increase in Mobility revenue as a result of business model changes in the UK. We also saw a $98 million increase in Delivery revenue resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Cost of revenue, exclusive of depreciation and amortization	$4,026	$5,259	31%
Percentage of revenue	59%	60%
Cost of revenue, exclusive of depreciation and amortization, increased $1.2 billion, or 31%, mainly due to a $687 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of business model changes in the UK, a $399 million increase in insurance expense primarily due to an increase in miles driven in our Mobility business, and a $382 million net increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided, partially offset by a $427 million decrease in Freight Carrier payments due to reduced Freight Gross Bookings.
Operations and Support

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Operations and support	$574	$640	11%
Percentage of revenue	8%	7%
Operations and support expenses increased $66 million, or 11%, primarily attributable to a $40 million increase in employee headcount costs, a $9 million increase in external contractor expenses, and a $9 million increase in Driver background checks.
Sales and Marketing

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Sales and marketing	$1,263	$1,262	—%
Percentage of revenue	18%	14%
Sales and marketing expenses decreased $1 million, primarily attributable to a $15 million decrease in indirect advertising and marketing and an $8 million decrease in consumer discounts, rider facing loyalty expense, promotions, credits and refunds to $641 million compared to $649 million in the same period in 2022, partially offset by a $22 million increase in employee headcount costs.
Research and Development

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Research and development	$587	$775	32%
Percentage of revenue	9%	9%
Research and development expenses increased $188 million, or 32%, primarily attributable to a $94 million increase in stock-based compensation and a $94 million increase in employee headcount costs.

General and Administrative

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

General and administrative	$632	$942	49%
Percentage of revenue	9%	11%
General and administrative expenses increased $310 million, or 49%, primarily attributable to a $250 million increase in legal, tax, and regulatory reserve changes and settlements and a $56 million increase in employee headcount costs.
Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Depreciation and amortization	$254	$207	(19)%
Percentage of revenue	4%	2%
Depreciation and amortization expenses decreased $47 million, or 19%, primarily attributable to a $53 million decrease in amortization expenses due to acquired Postmates intangible assets being fully amortized in 2022.
Interest Expense

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Interest expense	$(129)	$(168)	30%
Percentage of revenue	(2)%	(2)%
Interest expense increased by $39 million, or 30%, primarily due to a $28 million increase in interest expense on our term loans due to higher LIBOR and SOFR rates and $5 million increase from finance leases with higher interest rates.
Other Income (Expense), Net

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Interest income	$11	$87	**
Foreign currency exchange gains (losses), net	10	(94)	**
Unrealized gain (loss) on debt and equity securities, net	(5,570)	320	**
Impairment of equity method investment	(182)	—	100%
Revaluation of MLU B.V. call option	181	—	(100)%
Other, net	(7)	(21)	(200)%
Other income (expense), net	$(5,557)	$292	**
Percentage of revenue	(81)%	3%
** Percentage not meaningful.
Unrealized gain (loss) on debt and equity securities, net increased by $5.9 billion primarily represents changes in the fair value of our equity securities. In the first quarter of 2022, unrealized loss on debt and equity securities, net, includes: a $1.9 billion unrealized loss on our Grab investment, a $1.7 billion unrealized loss on our Aurora investments, a $1.4 billion unrealized loss on our Didi investment, and a $462 million change of fair value on our Zomato investment. In the first quarter of 2023, unrealized gain on debt and equity securities, net, includes: a $357 million unrealized gain on our Didi investment, a $54 million unrealized gain on our Aurora investments, partially offset by a $113 million unrealized loss on our Grab investment. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Impairment of equity method investment represents a $182 million impairment loss recorded on our MLU B.V. equity method investment during the first quarter of 2022.
Revaluation of MLU B.V. call option represents a $181 million gain for the change in fair value of the call option granted to

Yandex (“MLU B.V. Call Option”) during the first quarter of 2022.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Provision for (benefit from) income taxes	$(232)	$55	**
Effective tax rate	4%	(40)%
** Percentage not meaningful.
Income tax provision (benefit) decreased by $287 million primarily due to the deferred U.S. tax impact related to our investments and, to a lesser extent, the tax expense driven by our foreign operations.
Income from Equity Method Investments

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Income from equity method investments	$18	$36	100%
Percentage of revenue	—%	—%
Income from equity method investments increased by an immaterial amount.

Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 10 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Mobility	$2,518	$4,330	72%
Delivery	2,512	3,093	23%
Freight	1,824	1,400	(23)%
Total revenue	$6,854	$8,823	29%
Segment Adjusted EBITDA
Segment Adjusted EBITDA is defined as revenue less the following expenses: cost of revenue, exclusive of depreciation and amortization, operations and support, sales and marketing, and general and administrative and research and development expenses associated with our segments. Segment Adjusted EBITDA also excludes non-cash items, certain transactions that are not indicative of ongoing segment operating performance and/or items that management does not believe are reflective of our ongoing core operations. For additional information, see Note 10 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Mobility	$618	$1,060	72%
Delivery	30	288	**
Freight	2	(23)	**
Corporate G&A and Platform R&D (1)	(482)	(564)	(17)%
Adjusted EBITDA (2)	$168	$761	353%
(1) Includes costs that are not directly attributable to our reportable segments. Corporate G&A also includes certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs. Platform R&D also includes mapping and payment technologies and support and development of the internal technology infrastructure. Our allocation methodology is periodically evaluated and may change.
(2) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
** Percentage not meaningful.
Mobility Segment
For the three months ended March 31, 2023 compared to the same period in 2022, Mobility revenue increased $1.8 billion, or 72%, and Mobility Adjusted EBITDA profit increased $442 million, or 72%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings due to increases in Trip volumes. Mobility revenue also had a net increase of $925 million as a result of business model changes in the UK.
Mobility Adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue, partially offset by a $399 million increase in insurance expense as a result of an increase in miles driven and an $84 million increase in credit card processing costs.
Delivery Segment
For the three months ended March 31, 2023 compared to the same period in 2022, Delivery revenue increased $581 million, or 23%, and Delivery Adjusted EBITDA profit increased $258 million.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 12%, on a constant currency basis, driven by an increase in food delivery orders and 6% increase in basket sizes globally, on a constant currency basis. Delivery Take Rate improved to 20.6% from 18.1% compared to the same period in 2022 driven by an overall improvement in basket sizes and increase in orders. Additionally, we saw a $98 million increase in Delivery revenue resulting from an increase in certain Courier payments and incentives that are recorded in cost of revenue, where we are primarily responsible for delivery services and pay Couriers for services provided.
Delivery Adjusted EBITDA profit increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by (i) a $416 million increase in cost of revenue, exclusive of depreciation and amortization, driven by a $382 million net increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided, and (ii) a $51 million increase in employee headcount costs.
Freight Segment
For the three months ended March 31, 2023 compared to the same period in 2022, Freight revenue decreased $424 million, or 23%, and Freight Adjusted EBITDA declined $25 million.
Freight revenue decreased primarily attributable to a decrease in Freight Gross Bookings due to macroeconomic headwinds in the wider freight brokerage industry.
Freight Adjusted EBITDA declined primarily attributable to the $424 million decrease in Freight revenue, partially offset by a $427 million decrease in certain Shipper payments recorded in cost of revenue, exclusive of depreciation and amortization.
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
Monthly Active Platform Consumers. MAPCs is the number of unique consumers who completed a Mobility ride or received a Delivery order on our platform at least once in a given month, averaged over each month in the quarter. While a unique consumer can use multiple product offerings on our platform in a given month, that unique consumer is counted as only one MAPC. We use MAPCs to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the countries in which we operate.
Trips. We define Trips as the number of completed consumer Mobility rides and Delivery orders in a given period. For example, an UberX Share ride with three paying consumers represents three unique Trips, whereas an UberX ride with three passengers represents one Trip. We believe that Trips are a useful metric to measure the scale and usage of our platform.
Gross Bookings. We define Gross Bookings as the total dollar value, including any applicable taxes, tolls, and fees, of: Mobility rides, Delivery orders (in each case without any adjustment for consumer discounts and refunds); Driver and Merchant earnings;

Driver incentives and Freight revenue. Gross Bookings do not include tips earned by Drivers. Gross Bookings are an indication of the scale of our current platform, which ultimately impacts revenue.

	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023

Mobility	$8,640	$9,883	$11,340	$10,723	$13,364	$13,684	$14,894	$14,981
Delivery	12,912	12,828	13,444	13,903	13,876	13,684	14,315	15,026
Freight	348	402	1,082	1,823	1,838	1,751	1,540	1,401
Take Rate is an operating metric and defined as revenue as a percentage of Gross Bookings.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net loss attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Adjusted EBITDA	$168	$761	353%
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
Adjusted EBITDA was $761 million, improving $593 million from an Adjusted EBITDA of $168 million from the same period in 2022. The improvement was primarily attributable to a $442 million increase in Mobility Adjusted EBITDA profit and a $258 million improvement in Delivery Adjusted EBITDA profit, partially offset by a $82 million increase in Corporate G&A and Platform R&D costs and a $25 million decline in Freight Adjusted EBITDA.
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

 The following table presents a reconciliation of net loss attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(In millions)	2022	2023

Adjusted EBITDA reconciliation:
Net loss attributable to Uber Technologies, Inc.	$(5,930)	$(157)
Add (deduct):
Net income (loss) attributable to non-controlling interests, net of tax	12	—
Provision for (benefit from) income taxes	(232)	55
Income from equity method investments	(18)	(36)
Interest expense	129	168
Other (income) expense, net	5,557	(292)
Depreciation and amortization	254	207
Stock-based compensation expense	359	470
Legal, tax, and regulatory reserve changes and settlements	—	250
Goodwill and asset impairments/loss on sale of assets	13	67
Acquisition, financing and divestitures related expenses	14	8
COVID-19 response initiatives	1	—
(Gain) loss on lease arrangement, net	7	(1)
Restructuring and related charges	2	22
Adjusted EBITDA	$168	$761
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended March 31,
(In millions)	2022	2023
Free cash flow reconciliation:
Net cash provided by operating activities	$15	$606
Purchases of property and equipment	(62)	(57)
Free cash flow	$(47)	$549

Liquidity and Capital Resources

	Three Months Ended March 31,
(In millions)	2022	2023

Net cash provided by operating activities	$15	$606
Net cash used in investing activities	(135)	(399)
Net cash used in financing activities	(113)	(107)
Operating Activities
Net cash provided by operating activities was $606 million for the three months ended March 31, 2023, primarily consisting of $157 million of net loss, adjusted for certain non-cash items, which primarily included $470 million of stock-based compensation expense, $320 million in unrealized gains from equity securities, and $207 million depreciation and amortization expense as well as a $258 million decrease in cash consumed by working capital. The decrease in cash consumed by working capital was primarily driven by an increase in our insurance reserves and a decrease in accounts receivable, partially offset by a decrease in accrued expenses and other current liabilities.
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
Investing Activities
Net cash used in investing activities was $399 million for the three months ended March 31, 2023, primarily consisting of purchases of marketable securities of $846 million, and $57 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $500 million.
Net cash used in investing activities was $135 million for the three months ended March 31, 2022, primarily consisting of $62 million in purchases of property and equipment and $59 million in acquisition of business, net of cash acquired.
Financing Activities
Net cash used in financing activities was $107 million for the three months ended March 31, 2023, primarily consisting of $40 million of principal payments of finance leases and a $16 million net cash outflow related to our 2030 Refinanced Term Loans, comprised of (i) $1.1 billion cash inflow from the issuance of the 2030 Refinanced Term Loans, net of issuance costs, from new lenders and additional principal from existing lenders; (ii) a $1.1 billion cash outflow of principal payments on the 2025 Refinanced Term Loan and 2027 Refinanced Term Loan to exiting lenders and lower principal from existing lenders. For additional information on our 2030 Refinanced Term Loans, see Note 5 – Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net cash used in financing activities was $113 million for the three months ended March 31, 2022, primarily consisting of $62 million of principal payments on finance leases.
Other Information
As of March 31, 2023, $2.6 billion of our $4.0 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of March 31, 2023, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.
Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated. As of March 31, 2023, there have been no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our 2030 Refinanced Term Loans. The 2030 Refinanced Term Loans represent floating rate notes and are carried at amortized cost. Therefore, fluctuations in interest rates will impact our condensed consolidated financial statements. The interest rate for the 2030 Refinanced Term Loans is SOFR plus 2.75% per annum, subject to a floor of 0.00%. There is no cap on the interest rate associated with the 2030 Refinanced Term Loans. A rising interest rate environment will increase the amount of interest paid on the 2030 Refinanced Term Loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $230 million as of March 31, 2023.
Investment Risk
Our investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. Cash deposits typically exceed insured limits and are placed with financial institutions around the world that we believe are of high credit quality. These deposits are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. There can be no assurance that our deposits in excess of the FDIC limits will be backstopped by the U.S., or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $6.7 billion and $6.8 billion as of December 31, 2022 and March 31, 2023, respectively. Marketable debt securities classified as restricted investments and short-term investments totaled $2.1 billion as of March 31, 2023. As of March 31, 2023, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held affiliates and recently public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held affiliates and recently public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of March 31, 2023, the carrying value of our investments was $7.4 billion, including equity method investments and restricted investments.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 11 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 11 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended March 31, 2023 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 11 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
Legal Proceedings That Are Not Described in Note 11 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 11 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended March 31, 2023 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Australia Class Actions
In May 2019, an Australian law firm filed a class action in the Supreme Court of Victoria, Australia, against us and certain of our subsidiaries, on behalf of certain participants in the taxi, hire-car, and limousine industries. The plaintiff alleges that the Uber entities conspired to injure the group members during the period 2014 to 2017 by either directly breaching transport legislation or commissioning offenses against transport legislation by UberX Drivers in Australia. The claim alleges, in effect, that these operations caused loss and damage to the class representative and class members, including lost income and decreased value of certain taxi licenses. In March, April and October 2020, the same Australian law firm filed four additional class action lawsuits alleging the same claim. We deny these allegations and intend to continue to vigorously defend against the lawsuit. A trial has been scheduled to commence in March 2024.
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
•Occurrence of a catastrophic event, including but not limited to disease, a weather event, war, or terrorist attack, could adversely impact our business, financial condition and results of operation.
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
In addition, more than 150,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements, pursuant to which we have paid approximately $523 million as of March 31, 2023. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
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
In addition, if we are required to classify Drivers as employees, workers or quasi-employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Policies and Estimates” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We face competition in each of our offerings, including:
•Mobility. Our Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery and other car services. In addition, public transportation can be a superior substitute to our Mobility offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned affiliates, for Drivers and riders, including Lyft, Ola, Didi, Grab, and Bolt.
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
As a result of certain divestitures, we are contractually restricted from competing with our minority-owned affiliates with respect to certain aspects of our business, including in China through August 2023, Russia/CIS through February 2025, Southeast Asia through one year after we dispose of all interests in Grab, and the United States, Canada, Australia, New Zealand and certain parts of Europe with respect to e-bikes and e-scooters through May 2023, while none of our minority-owned affiliates are restricted from competing with us anywhere in the world. Didi currently competes with us in certain countries in Latin America and in Australia. As Didi and our other minority-owned affiliates continue to expand their businesses, they may in the future compete with us in additional geographic markets. In addition, we are contractually restricted from competing with some of our majority-owned affiliates with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage.
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
We have incurred significant losses since inception. We incurred operating losses of $3.8 billion and $1.8 billion in the years ended December 31, 2021 and 2022, and as of March 31, 2023, we had an accumulated deficit of $32.9 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may continue to incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem, Postmates or other acquired companies, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
Our brand and reputation might also be harmed by events outside of our control. For example, we have licensed our brand in connection with certain divestitures and joint ventures, including to Didi in China and to Yandex in Russia/CIS, and while we have certain contractual protections in place governing the use of our brand by these companies, we do not control these businesses, we are not able to anticipate their actions, and consumers may not be aware that these service providers are not controlled by us. Furthermore, if Drivers, merchants, or Carriers provide diminished quality of service, are involved in incidents regarding safety or privacy, engage in malfeasance, or otherwise violate the law, we may receive unfavorable press coverage and our reputation and business may be harmed. As a result, any of these third parties could take actions that result in harm to our brand, reputation, and consequently, our business.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 32,700 global employees as of March 31, 2023, of whom approximately 19,200 were located outside the United States. We expect the total number of our employees located outside the United States to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
We have made substantial investments to develop new offerings and technologies, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and offerings. For example, through our acquisition of Cornershop, a provider of online grocery delivery in several countries including Mexico and Chile, we expanded our Delivery offering to grocery delivery. Additionally, in October 2021, we acquired The Drizly Group, Inc., which operates an on-demand alcohol marketplace in North America, in order to further expand our Delivery offering to alcohol. In November 2021, our subsidiary Uber Freight acquired Transplace, expanding Uber Freight’s business through Transplace’s expertise in transportation management. We also plan to invest resources to develop offerings and technologies in the markets in which Careem and Postmates operate. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because such offerings and technologies are new, they will likely involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges, and other risks, some of which we do not currently anticipate.
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
As of March 31, 2023, we operated in approximately 70 countries, and markets outside the United States accounted for approximately 75% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors. For example, our acquisitions of Careem and Cornershop may not be successful and may negatively affect our operating results.
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
Our growth strategy has included the restructuring of our business and assets by divesting our business and assets in certain jurisdictions and partnering with and investing in local ridesharing, and delivery companies to participate in those markets rather than operate in those markets independently. Our growth strategy has also included the divestment of certain lines of businesses in its entirety, and not just in certain jurisdictions, and instead partnering and investing in our competitors in those lines of businesses. As a result, a significant portion of our assets includes minority ownership positions, including in Didi, Grab, Lime, and Aurora.
Our ownership in these entities involves significant risks that are outside our control. We are not represented on the management team or board of directors of Didi, and therefore we do not participate in its day-to-day management or the actions taken by the board of directors of Didi. We are not represented on the management teams of Grab, Lime or Aurora, and therefore do not participate in the day-to-day management of Grab, Lime or Aurora. Although we are represented on each of the boards of directors of Grab, Lime and Aurora, we do not have a controlling influence on those boards. As a result, the boards of directors or management teams of these companies may make decisions or take actions with which we disagree or that may be harmful to the value of our ownership in these companies. Additionally, these companies have expanded their offerings, and we expect them to continue to expand their offerings in the future, to compete with us in various markets throughout the world. While this could enhance the value of our ownership interest in these companies, our business, financial condition, operating results, and prospects would be adversely affected by such expansion into markets in which we operate.
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
To attract and retain key personnel, we use equity incentives, among other measures. These measures may not be sufficient to attract and retain the personnel we require to operate our business effectively. Further, the equity incentives we currently use to attract, retain, and motivate employees may not be as effective as in the past, particularly if the value of the underlying stock does not increase commensurate with expectations or consistent with our historical stock price growth. If we are unable to attract and retain high-quality management and operating personnel, our business, financial condition, and operating results could be adversely affected. In addition, we rely heavily on equity as a component of compensation, which may not always align with the Company’s business and financial interests.
We have experienced, and may again experience security or privacy breaches or other unauthorized or improper access to, use of, disclosure of, alteration of or destruction of our proprietary or confidential data, employee data, or platform user data, which could cause loss of revenue, harm to our brand, business disruption, and significant liabilities.
We collect, use, and process a variety of personal data, such as email addresses, mobile phone numbers, profile photos, location information, drivers’ license numbers and Social Security numbers of Drivers, consumer payment card information, and Driver and merchant bank account information. As such, we are an attractive target of data security attacks by third parties. Any failure to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration or destruction of, any such data could result in significant liability and a material loss of revenue resulting from the adverse impact on our reputation and brand, a diminished ability to retain or attract new platform users, and disruption to our business. We rely on third-party service providers to host or otherwise process some of our data and that of platform users, and they have experienced, and may again experience, security and privacy incidents. Any failure by such third party to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such data could have similar adverse consequences for us.
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
Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. We have been subject to security and privacy incidents in the past and may be again in the future. For example, in September 2022, we experienced a cybersecurity incident where an attacker accessed certain internal corporate systems, tools and data. As an earlier example, in May 2014, we experienced a data security incident in which an outside actor gained access to certain personal information belonging to Drivers through an access key written into code that an employee had unintentionally posted publicly on a code-sharing website used by software developers (the “2014 Breach”). In October and November of 2016, outside actors downloaded the personal data of approximately 57 million Drivers and consumers worldwide (the “2016 Breach”). The accessed data included the names, email addresses, mobile phone numbers, and drivers’ license numbers of approximately 600,000 Drivers, among other information. For further information on this incident, see the risk factors titled “—We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, state Attorney General (“AG”) offices, and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business” and “—We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative, and regulatory action, and negative press about our privacy and data protection practices,” below. As we expand our operations, we may also assume liabilities for breaches experienced by the companies we acquire. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform, as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents, or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. In addition, in July 2020, Drizly publicly disclosed that it had been subject to a data security incident that allowed access to certain personal information of customers on its platform, and in November 2021 Drizly obtained final court approval of a settlement in a resulting class action litigation. Moreover, in January 2023, the U.S. Federal Trade

Commission (the “FTC”) announced a final order relating to the data security incident. If Drizly becomes subject to additional liability or regulatory or court orders as a result of this or other data security incidents or if Drizly or we fail to remediate this or any other data security incident that Drizly or we experience, we may face harm to our brand, business disruption, and significant liabilities. Security and privacy incidents have led to, and may continue to lead to, additional regulatory scrutiny.
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
Our platform is a complex system composed of many interoperating components and incorporates software that is highly complex. Our business is dependent upon our ability to prevent system interruption on our platform. Our software, including open source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Bugs in our software, third-party software including open source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems could result in our failure to comply with certain federal, state, or foreign reporting obligations, or could cause downtime that would impact the availability of our service to platform users. We have from time to time found defects or errors in our system and may discover additional defects in the future that could result in platform unavailability or system disruption. In addition, we have experienced outages on our platform due to circumstances within our control, such as outages due to software limitations. We rely on co-located data centers for the operation of our platform. If our co-located data centers fail, our platform users may experience down time. If sustained or repeated, any of these outages could reduce the attractiveness of our platform to platform users. In addition, our release of new software in the past has inadvertently caused, and may in the future cause, interruptions in the availability or functionality of our platform. Any errors, bugs, or vulnerabilities discovered in our code or systems after release could result in an interruption in the availability of our platform or a negative experience for Drivers, consumers, merchants, Shippers, and Carriers, and could also result in negative publicity and unfavorable media coverage, damage to our reputation, loss of platform users, loss of revenue or liability for damages, regulatory inquiries, or other proceedings, any of which could adversely affect our business and financial results. In addition, our growing use of artificial intelligence (“AI”) (including machine learning) in our offerings presents additional risks. AI algorithms or automated processing of data may be flawed and datasets may be insufficient or contain biased information, may use third party AI with unclear intellectual property rights or interests. Inappropriate or controversial data practices by us or others, or insufficient disclosures regarding machine learning and algorithms, have and could impair the acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property. These deficiencies could undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm.
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
Outbreaks of contagious disease and the impact of actions to mitigate such disease or pandemic, have adversely impacted and could in the future adversely impact our business, financial condition and results of operations. We also face risks related to health epidemics, outbreaks of contagious disease, and other adverse health developments. For example, the COVID-19 pandemic and responses thereto had an adverse impact on our business and operations, including, for example, by reducing the demand for our Mobility offerings globally, and affecting travel behavior and demand, as well as impacting Driver supply constraints. As another example, during the COVID-19 pandemic, to support social distancing, we temporarily suspended our shared rides offering globally.
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
In addition, we cannot predict the impact any future pandemic or outbreak of a disease, or a catastrophic event will have on our business partners and third-party vendors, and we may be adversely impacted as a result of the adverse impact our business partners and third-party vendors suffer. For example, concerns over the economic impact of the COVID-19 pandemic caused extreme volatility in financial markets, which adversely impacted our stock price and our ability to access capital markets, and any future pandemics or other catastrophic events may have a similar impact. In addition, the broader consequences of the conflict between Russia and Ukraine, which may include additional international sanctions, embargoes, regional instability, and geopolitical shifts, increased tensions between the United States and countries in which we operate, and the extent of the conflict’s effect on the global economy, cannot be predicted. Any of these risks could materially affect the value of our assets, which could have an adverse effect on our business, financial condition, operating results, or the trading price of our common stock. The failure of a bank, or other adverse conditions impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the Federal Deposit Insurance Corporation limits will be backstopped by the U.S., or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. To the extent any of the foregoing or other catastrophic event adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial performance and condition, and results of operations.
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
As of March 31, 2023, we had total outstanding indebtedness of $9.4 billion aggregate principal amount. In addition, up to approximately $152 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of March 31, 2023. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Beginning on January 1, 2022, the Tax Cuts and Jobs Act (“the Act”), enacted in December 2017, eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize U.S.-based and non-U.S. based research and development expenditures over five and fifteen years, respectively. This legislation has accelerated the utilization of our net operating losses in the U.S., but it has not materially impacted our current tax obligations.

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
In addition, the Organisation for Economic Co-operation and Development (“OECD”) has led international efforts among approximately 140 countries and taxing jurisdictions to propose and implement changes to numerous long-standing tax principles, including, but not limited to, a framework that imposes a minimum tax rate of 15% in each taxing jurisdiction. Given that each member country implements this framework individually and that process is on-going, the impact of any such changes on our future tax obligations is uncertain.
Furthermore, we are unable to predict what other global or U.S. tax reforms may be proposed or enacted in the future or what effects such future changes would have on our business. Any such changes in tax legislation, regulations, policies or practices in the jurisdictions in which we operate could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheet; affect our financial position, future operating results, cash flows, and effective tax rates where we have operations; reduce post-tax returns to our stockholders; and increase the complexity, burden, and cost of tax compliance. We could become subject to new or additional digital services taxes in one or more jurisdictions where we operate. The governments of countries in which we operate and other governmental bodies could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in our income tax returns filed in such jurisdictions. New laws could significantly increase our tax obligations in the countries in which we do business or require us to change the manner in which we operate our business. As a result of the large and expanding scale of our international business activities, many of these changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, operating results, and cash flows.
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
In addition, any businesses we acquire may not perform as well as we expect. Failure to manage and successfully integrate acquired businesses and technologies, including managing internal controls and any privacy or data security risks associated with such acquisitions, may harm our operating results and expansion prospects. For example, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We have maintained our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationships with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing fines or penalties against us. The process of integrating an acquired company, business, or technology or acquired personnel into our company is subject to various risks and challenges, including:
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
Competition authorities closely scrutinize us under U.S. and foreign antitrust and competition laws. An increasing number of governments are enforcing competition laws and are doing so with increased scrutiny, including governments in large markets such as the EU, the United States, Brazil, and India, particularly surrounding issues of pricing parity, price-fixing, and abuse of market power. Many of these jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. For example, complaints have been filed in several jurisdictions, including in the United States and India, alleging that our business practices violate applicable antitrust and/or competition laws. If one jurisdiction imposes or proposes to impose new requirements or restrictions on our business, other jurisdictions may follow. Further, any new requirements or restrictions, or proposed requirements or restrictions, could result in adverse publicity or fines, whether or not valid or subject to appeal.
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
We are the subject of DOJ inquiries and investigations, as well as enforcement inquiries and investigations by other federal, state and local government agencies and other regulators abroad. Those inquiries and investigations cover a broad range of matters, including but not limited to, our business practices, such as fees, pricing, and related disclosures, relationships with third parties, data privacy practices, and data privacy and security incidents. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the FTC, which the FTC Commissioners approved in October 2018. In November and December 2018, UK, Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. In addition, in July 2022, we entered into a non-prosecution agreement with the DOJ concerning its investigation into our handling of the 2016 Breach. The 2016 Breach has led to, and it, as well as other security incidents we experience, may continue to lead to, costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business. In addition, in March 2022, Uber Technologies, Inc. and Uber B.V. were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018.
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
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the EEA. We rely on transfer mechanisms permitted under these laws, including the EU Standard Contract Clauses. Such mechanisms have received heightened regulatory and judicial scrutiny and have undergone modifications, and a 2020 decision by the Court of Justice of the European Union casts doubt on the adequacy of all of the formerly-approved mechanisms for transferring personal data from countries in the EEA to certain other countries such as the United States. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data of Drivers, consumers, or employees in those regions, which could have an adverse effect on our business, financial condition, and operating results. In addition, we may be required to disclose personal data pursuant to demands from government agencies, including from state and city regulators as a requirement for obtaining or maintaining a license or otherwise, from law enforcement agencies, and from intelligence agencies. This disclosure or potential disclosure may result in a failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations, could result in proceedings or actions against us in the same or other jurisdictions, and could have an adverse impact on our reputation and brand. In addition, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationship with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing fines or penalties against us. Further, if any jurisdiction in which we operate changes its laws, rules, or regulations relating to data residency or local computation such that we are unable to comply in a timely manner or at all, we may risk losing our rights to operate in such jurisdictions. This could adversely affect the manner in which we provide our products and offerings and thus materially affect our operations and financial results.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38902	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-38902	3.2	August 5, 2021
10.1	Amendment No. 3 to Term Loan Agreement, dated March 3, 2023, by and among Uber Technologies, Inc. as borrower, Rasier, LLC as subsidiary guarantor, the lenders party thereto and Morgan Stanley Senior Funding Inc., as administrative agent for the lenders.	8-K	001-38902	10.1	March 3, 2023
10.2	Amendment No. 4 to Term Loan Agreement, dated March 14, 2023, by and among Uber Technologies, Inc. as borrower, Rasier, LLC as subsidiary guarantor, the lenders party thereto and Morgan Stanley Senior Funding Inc., as administrative agent for the lenders.	8-K	001-38902	10.1	March 14, 2023
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

UBER TECHNOLOGIES, INC.

Date: May 3, 2023	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 3, 2023	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)