Form 10-Q
period 2023-06-30
Uber Technologies, Inc
filed 2023-08-02
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of July 27, 2023 was 2,043,522,654.

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
•our expectations regarding financial performance, including but not limited to revenue, achieving or maintaining profitability, ability to generate positive Adjusted EBITDA or Free Cash Flow, expenses, and other results of operations;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2022	As of June 30, 2023
Assets
Cash and cash equivalents	$4,208	$4,995
Short-term investments	103	538
Restricted cash and cash equivalents	680	909
Accounts receivable, net of allowance of $80 and $92, respectively	2,779	2,576
Prepaid expenses and other current assets	1,479	1,646
Total current assets	9,249	10,664
Restricted cash and cash equivalents	1,789	2,556
Restricted investments	1,614	1,808
Investments	4,401	5,108
Equity method investments	870	59
Property and equipment, net	2,082	2,116
Operating lease right-of-use assets	1,449	1,295
Intangible assets, net	1,874	1,607
Goodwill	8,263	8,151
Other assets	518	704
Total assets	$32,109	$34,068
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$728	$694
Short-term insurance reserves	1,692	1,729
Operating lease liabilities, current	201	179
Accrued and other current liabilities	6,232	6,033
Total current liabilities	8,853	8,635
Long-term insurance reserves	3,028	3,931
Long-term debt, net of current portion	9,265	9,255
Operating lease liabilities, non-current	1,673	1,597
Other long-term liabilities	786	822
Total liabilities	23,605	24,240
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	430	408
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,005,486 and 2,038,892 shares issued and outstanding, respectively	—	—
Additional paid-in capital	40,550	41,637
Accumulated other comprehensive loss	(443)	(443)
Accumulated deficit	(32,767)	(32,530)
Total Uber Technologies, Inc. stockholders' equity	7,340	8,664
Non-redeemable non-controlling interests	734	756
Total equity	8,074	9,420
Total liabilities, redeemable non-controlling interests and equity	$32,109	$34,068
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	$8,073	$9,230	$14,927	$18,053
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5,153	5,515	9,179	10,774
Operations and support	617	664	1,191	1,304
Sales and marketing	1,218	1,218	2,481	2,480
Research and development	704	808	1,291	1,583
General and administrative	851	491	1,483	1,433
Depreciation and amortization	243	208	497	415
Total costs and expenses	8,786	8,904	16,122	17,989
Income (loss) from operations	(713)	326	(1,195)	64
Interest expense	(139)	(144)	(268)	(312)
Other income (expense), net	(1,704)	273	(7,261)	565
Income (loss) before income taxes and income from equity method investments	(2,556)	455	(8,724)	317
Provision for (benefit from) income taxes	77	65	(155)	120
Income from equity method investments	17	4	35	40
Net income (loss) including non-controlling interests	(2,616)	394	(8,534)	237
Less: net income (loss) attributable to non-controlling interests, net of tax	(15)	—	(4)	—
Net income (loss) attributable to Uber Technologies, Inc.	$(2,601)	$394	$(8,530)	$237
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(1.32)	$0.19	$(4.36)	$0.12
Diluted	$(1.33)	$0.18	$(4.37)	$0.10
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,964,304	2,026,813	1,957,127	2,018,233
Diluted	1,968,882	2,079,265	1,960,871	2,066,260
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net income (loss) including non-controlling interests	$(2,616)	$394	$(8,534)	$237
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(200)	157	(181)	2
Change in unrealized gain (loss) on investments in available-for-sale debt securities	—	(2)	—	(2)
Other comprehensive income (loss), net of tax	(200)	155	(181)	—
Comprehensive income (loss) including non-controlling interests	(2,816)	549	(8,715)	237
Less: comprehensive loss attributable to non-controlling interests	(15)	—	(4)	—
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$(2,801)	$549	$(8,711)	$237
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

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2022	$430	2,005,486	$—	$40,550	$(443)	$(32,767)	$734	$8,074
Exercise of stock options	—	1,208	—	5	—	—	—	5
Stock-based compensation	—	—	—	482	—	—	—	482
Issuance of common stock for settlement of RSUs	—	12,708	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(208)	—	(7)	—	—	—	(7)
Foreign currency translation adjustment	—	—	—	—	(155)	—	—	(155)
Net income (loss)	(11)	—	—	—	—	(157)	11	(146)
Balance as of March 31, 2023	419	2,019,194	—	41,030	(598)	(32,924)	745	8,253
Exercise of stock options	—	1,859	—	10	—	—	—	10
Stock-based compensation	—	—	—	515	—	—	—	515
Issuance of common stock for settlement of RSUs	—	14,096	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	4,078	—	85	—	—	—	85
Shares withheld related to net share settlement	—	(76)	—	(3)	—	—	—	(3)
Repurchase of restricted common stock awards	—	(259)	—	—	—	—	—	—
Unrealized gain (loss) on investments in available-for-sale debt securities, net of tax	—	—	—	—	(2)	—	—	(2)
Foreign currency translation adjustment	—	—	—	—	157	—	—	157
Net income (loss)	(11)	—	—	—	—	394	11	405
Balance as of June 30, 2023	$408	2,038,892	$—	$41,637	$(443)	$(32,530)	$756	$9,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2023
Cash flows from operating activities
Net income (loss) including non-controlling interests	$(8,534)	$237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	497	415
Bad debt expense	51	44
Stock-based compensation	829	974
Deferred income taxes	(267)	16
Income from equity method investments, net	(35)	(40)
Unrealized (gain) loss on debt and equity securities, net	7,247	(706)
Loss from sale of investment	—	74
Impairments of goodwill, long-lived assets and other assets	15	78
Impairment of equity method investment	182	—
Revaluation of MLU B.V. call option	(170)	—
Unrealized foreign currency transactions	10	85
Other	(2)	10
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(129)	155
Prepaid expenses and other assets	58	(233)
Operating lease right-of-use assets	95	94
Accounts payable	(45)	(26)
Accrued insurance reserves	326	938
Accrued expenses and other liabilities	414	(229)
Operating lease liabilities	(88)	(90)
Net cash provided by operating activities	454	1,796
Cash flows from investing activities
Purchases of property and equipment	(119)	(107)
Purchases of non-marketable equity securities	(14)	—
Purchases of marketable securities	—	(2,207)
Proceeds from maturities and sales of marketable securities	—	1,627
Proceeds from sale of equity method investment	—	703
Acquisition of businesses, net of cash acquired	(59)	—
Other investing activities	3	(7)
Net cash provided by (used in) investing activities	(189)	9
Cash flows from financing activities
Issuance of term loans and notes, net of issuance costs	—	1,121
Principal repayment on term loan and notes	—	(1,144)
Principal payments on finance leases	(108)	(82)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	59	85
Other financing activities	(59)	(45)
Net cash used in financing activities	(108)	(65)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(98)	43

Net increase in cash and cash equivalents, and restricted cash and cash equivalents	59	1,783
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	7,805	6,677
End of period	$7,864	$8,460

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$4,397	$4,995
Restricted cash and cash equivalents-current	526	909
Restricted cash and cash equivalents-non-current	2,941	2,556
Total cash and cash equivalents, and restricted cash and cash equivalents	$7,864	$8,460

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$253	$312
Income taxes, net of refunds	105	70
Non-cash investing and financing activities:
Finance lease obligations	81	163
Right-of-use assets obtained in exchange for lease obligations	245	30
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
Pending Careem Super App Investment
In April 2023, we entered into a series of agreements with Emirates Telecommunication Group Company (“e&”) whereby e& will contribute $400 million into the Careem non-ridesharing business (“Careem Super App”) in exchange for a majority equity interest. At the closing date of the transaction, we will retain an approximately 42% ownership interest in Careem Super App. We will continue to fully own the ridesharing business of Careem. The transaction is subject to regulatory approval and other customary closing conditions, and is expected to close in the second half of 2023.
As of June 30, 2023, the assets and liabilities of the Careem Super App have been accounted for as held for sale. The impact on our condensed consolidated balance sheet was not material.
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
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Mobility revenue (1)	$3,553	$4,894	$6,071	$9,224
Delivery revenue (1)	2,688	3,057	5,200	6,150
Freight revenue	1,832	1,279	3,656	2,679
Total revenue	$8,073	$9,230	$14,927	$18,053
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
United States and Canada ("US&CAN")	$4,936	$5,129	$9,498	$10,261
Latin America ("LatAm")	481	627	913	1,192
Europe, Middle East and Africa ("EMEA")	1,846	2,412	2,973	4,506
Asia Pacific ("APAC")	810	1,062	1,543	2,094
Total revenue	$8,073	$9,230	$14,927	$18,053
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
During the second quarter of 2023, we implemented a business model change resulting in end-users becoming our customers. In these markets, end-users, in addition to Merchants and Couriers, are our customers.
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
Contract Balances and Remaining Performance Obligation
Contract liabilities represent consideration collected prior to satisfying our performance obligations. As of June 30, 2023, we had $119 million of contract liabilities included in accrued and other current liabilities as well as other long-term liabilities on the condensed consolidated balance sheet. Revenue recognized from these contracts during the three and six months ended June 30, 2022 and 2023 was not material.
Our remaining performance obligation for contracts with an original expected length of greater than one year is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of June 30, 2023	$19	$97	$116

Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2022	June 30, 2023
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$44	$209
Commercial paper	46	299
Corporate bonds	13	30
Short-term investments	$103	$538

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$1,614	$1,808
Restricted investments	$1,614	$1,808

Classified as investments:
Non-marketable equity securities:
Didi	$1,802	$1,698
Other (2)	312	316
Marketable equity securities:
Grab	1,726	1,838
Aurora	364	885
Other	87	263
Note receivable from a related party (2)	110	108
Investments	$4,401	$5,108
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

	As of December 31, 2022				As of June 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,005	$—	$—	$1,005	$1,573	$—	$—	$1,573
U.S. government and agency securities	—	1,975	—	1,975	—	2,122	—	2,122
Commercial paper	—	76	—	76	—	376	—	376
Corporate bonds	—	15	—	15	—	39	—	39
Non-marketable equity securities	—	—	3	3	—	—	3	3
Marketable equity securities	2,177	—	—	2,177	2,986	—	—	2,986
Note receivable from a related party	—	—	110	110	—	—	108	108
Total financial assets	$3,182	$2,066	$113	$5,361	$4,559	$2,537	$111	$7,207
Financial Liabilities
MLU B.V. Call Option (1)	$—	$—	$2	$2	$—	$—	$—	$—
Total financial liabilities	$—	$—	$2	$2	$—	$—	$—	$—
(1) Refer to Note 4 – Equity Method Investments for further information.
As of December 31, 2022 and June 30, 2023, the amortized cost of our debt securities measured at fair value on a recurring basis approximates fair value. We did not record any material unrealized gains or losses, or credit losses as of December 31, 2022 and June 30, 2023. The weighted-average remaining maturity of our debt securities was less than one year as of June 30, 2023.
During the six months ended June 30, 2023, we did not make any transfers into or out of Level 3 of the fair value hierarchy.
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
As of December 31, 2022 and June 30, 2023, our Level 3 non-marketable equity securities and note receivable from a related party primarily consist of common stock investments, redeemable preferred stock investments and convertible secured notes that may be converted into common or preferred stock in privately held companies without readily determinable fair values.
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
Financial Assets and Liabilities Measured at Fair Value Using Level 3 Inputs

The following table presents a reconciliation of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2023, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Equity Securities	Note Receivable	MLU B.V. Call Option
Balance as of December 31, 2022	$3	$110	$2
Change in fair value
Included in earnings	—	(2)	(2)
Balance as of June 30, 2023	$3	$108	$—
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
Didi Investment
In the second quarter of 2022, Didi completed their delisting from the New York Stock Exchange and we concluded that the ordinary shares held by us did not have a readily determinable fair value and should be accounted for under the measurement alternative method. As a result, we measured the fair value of our Didi investment based on the closing share price of the Didi American Depositary Shares on the over-the-counter market as an observable transaction for similar securities.
During the three months ended June 30, 2022, we recognized an unrealized gain of $259 million in other income (expense), net in our condensed consolidated statement of operations. During the three and six months ended June 30, 2023, we recognized an unrealized loss of $461 million and $104 million, respectively, in other income (expense), net in our condensed consolidated statements of operations.
We did not record any other material unrealized or realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three and six months ended June 30, 2022 and 2023.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2022	June 30, 2023
Initial cost basis	$1,700	$1,713
Upward adjustments	1,052	1,411
Downward adjustments (including impairment)	(641)	(1,113)
Total carrying value at the end of the period	$2,111	$2,011
Note 4 – Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of
	December 31, 2022	June 30, 2023
MLU B.V.	$816	$—
Mission Bay 3 & 4	34	32
Other	20	27
Total equity method investments	$870	$59

MLU B.V. Investment
During 2018, we closed a transaction that contributed the net assets of our Uber/CIS operations into a newly formed private limited liability company (“MLU B.V.”), with Yandex and us holding ownership interests in MLU B.V.
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
Sale of Our Remaining Interest in MLU B.V.
On April 21, 2023, we entered into and closed on a definitive agreement to sell our remaining 29% equity interest in MLU B.V. to Yandex for $703 million in cash and recognized an immaterial loss from this transaction recorded in other income (expense), net in our condensed consolidated statements of operations during the three and six months ended June 30, 2023. After this transaction, we no longer have an equity interest in MLU B.V.
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
As part of our sale of our remaining interest in MLU B.V. to Yandex during the second quarter of 2023, the MLU B.V. Call Option was extinguished and we recognized an immaterial gain in other income (expense), net in our condensed consolidated statements of operations during the three and six months ended June 30, 2023.
Note 5 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2023 (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2022	$2,421	$4,405	$1,437	$8,263
Reclass to Assets held for sale	—	(33)	—	(33)
Loss on disposal	(9)	—	—	(9)
Foreign currency translation and other adjustments	(79)	1	8	(70)
Balance as of June 30, 2023	$2,333	$4,373	$1,445	$8,151
Intangible Assets
The components of intangible assets, net were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2022
Consumer, Merchant and other relationships	$1,825	$(506)	$1,319	9
Developed technology	921	(517)	404	5
Trade name, trademarks and other	247	(96)	151	6
Intangible assets	$2,993	$(1,119)	$1,874

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value (1)	Weighted Average Remaining Useful Life - Years
June 30, 2023
Consumer, Merchant and other relationships	$1,798	$(598)	$1,200	8
Developed technology	890	(558)	332	5
Trade name, trademarks and other	159	(84)	75	5
Intangible assets	$2,847	$(1,240)	$1,607
(1) Excludes assets accounted for as held for sale.
Amortization expense for intangible assets subject to amortization was $139 million and $91 million for the three months ended June 30, 2022 and 2023, respectively. Amortization expense for intangible assets subject to amortization was $283 million and $184 million for the six months ended June 30, 2022 and 2023, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2023 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2023	$169
2024	286
2025	253
2026	191
2027	175
Thereafter	526
Total	$1,600

Note 6 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2022	June 30, 2023	Effective Interest Rates	Maturities
2025 Refinanced Term Loan	$1,433	$—	—%	—
2027 Refinanced Term Loan	1,078	—	—%	—
2030 Refinanced Term Loans	—	2,498	8.1%	March 3, 2030
2025 Senior Note	1,000	1,000	7.7%	May 15, 2025
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	1,500	1,500	4.7%	August 15, 2029
2025 Convertible Notes	1,150	1,150	0.2%	December 15, 2025
Total debt	9,361	9,348
Less: unamortized discount and issuance costs	(69)	(68)
Less: current portion of long-term debt	(27)	(25)
Total long-term debt	$9,265	$9,255
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
The 2030 Refinanced Term Loans have a maturity date of March 3, 2030. The interest rate for the 2030 Refinanced Term Loans is Secured Overnight Financing Rate (“SOFR”) plus 2.75% per annum, subject to a floor of 0.00%. The refinancing transactions qualified as both a debt modification and debt extinguishment. As a result, we recognized an immaterial loss on debt extinguishment during the six months ended June 30, 2023 in interest expense in our condensed consolidated statement of operations. The refinancing transactions resulted in: (i) $1.1 billion cash inflow from the issuance of the 2030 Refinanced Term Loans, net of issuance costs, from new lenders and additional principal from existing lenders; (ii) a $1.1 billion cash outflow of principal payments on the 2025 Refinanced Term Loan and 2027 Refinanced Term Loan to exiting lenders and lower principal from existing lenders. The cash inflow and cash outflow are recorded within cash flows from financing activities in our condensed statement of cash flows during six months ended June 30, 2023.
The 2030 Refinanced Term Loans are guaranteed by certain of our material domestic restricted subsidiaries. The 2030 Refinanced Term Loans agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of June 30, 2023. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair value of our 2030 Refinanced Term Loans was $2.5 billion as of June 30, 2023 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
As of June 30, 2023, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
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
The fair value of our 2025 Convertible Notes was $1.1 billion as of June 30, 2023 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
The 2025, 2026, 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of June 30, 2023.
The following table presents the fair values of our Senior Notes as of June 30, 2023, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of June 30, 2023
2025 Senior Note	$1,014
2026 Senior Note	1,529
2027 Senior Note	1,226
2028 Senior Note	499
2029 Senior Note	1,380
Total	$5,648
The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long-term debt, for the three and six months ended June 30, 2022 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Contractual interest coupon	$124	$145	$257	$292
Amortization of debt discount and issuance costs	4	3	8	10
Total interest expense from long-term debt	$128	$148	$265	$302

Revolving Credit Arrangements
We have a revolving credit agreement initially entered into during 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). On April 4, 2022, we entered into an amendment to our Revolving Credit Facility to, among other things, (i) provide for approximately $2.2 billion of revolving credit commitments, (ii) extend the maturity date for the commitments and loans from June 13, 2023 to April 4, 2027, (iii) reduce the minimum liquidity covenant from $1.5 billion to $1.0 billion, (iv) replace the London Interbank Offered Rate (“LIBOR”) based interest rate with a SOFR based interest rate, and (v) make certain other changes to the negative covenants under the amended revolving credit agreement. The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of June 30, 2023, there was no balance outstanding on the Revolving Credit Facility.
On July 28, 2023, we entered into a joinder agreement to our Revolving Credit Facility to add an incremental revolving loan lender and increase the available commitments under the Revolving Credit Facility by an aggregate principal amount of $250 million. The joinder agreement brings the total revolver capacity to approximately $2.5 billion. There were no changes to the pricing or maturity of the Revolving Credit Facility.
In February 2023, Uber Freight Holding Corporation (“Freight Holding”) entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding and is considered non-recourse to us. As of June 30, 2023, there was no balance outstanding on Freight Holding’s revolving credit facility.
Letters of Credit
For purposes of securing obligations related to leases and other contractual obligations, we also maintain an agreement for letters of credit, which is collateralized by our Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2022 and June 30, 2023, we had letters of credit outstanding of $839 million and $914 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $261 million and $189 million, respectively.
Note 7 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2022	June 30, 2023
Prepaid expenses	$310	$353
Other receivables	710	659
Other	459	634
Prepaid expenses and other current assets	$1,479	$1,646
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2022	June 30, 2023
Accrued legal, regulatory and non-income taxes	$1,573	$1,528
Accrued Drivers and Merchants liability	1,593	1,484
Accrued compensation and employee benefits	587	409
Income and other tax liabilities	476	491
Commitment to issue unsecured convertible notes in connection with Careem acquisition	152	128
Other	1,851	1,993
Accrued and other current liabilities	$6,232	$6,033

Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2022	June 30, 2023
Deferred tax liabilities	$27	$51
Other	759	771
Other long-term liabilities	$786	$822
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2021	$(524)	$—	$(524)
Other comprehensive income (loss) before reclassifications	(181)	—	(181)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(181)	—	(181)
Balance as of June 30, 2022	$(705)	$—	$(705)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2022	$(443)	$—	$(443)
Other comprehensive income (loss) before reclassifications	(138)	(2)	(140)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	140	—	140
Other comprehensive income (loss)	2	(2)	—
Balance as of June 30, 2023	$(441)	$(2)	$(443)
(1) The amounts were reported as part of the loss from the sale of our remaining interest in MLU B.V., which was recorded in other income (expense), net in our condensed consolidated statements of operations during the three and six months ended June 30, 2023. Refer to Note 4 – Equity Method Investments for further information.
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Interest income	$17	$107	$28	$194
Foreign currency exchange gains (losses), net	(38)	1	(28)	(93)
Unrealized gain (loss) on debt and equity securities, net (1)	(1,677)	386	(7,247)	706
Impairment of equity method investment (2)	—	—	(182)	—
Revaluation of MLU B.V. call option (3)	(11)	—	170	—
Loss from sale of investment (4)	—	(74)	—	(74)
Other, net	5	(147)	(2)	(168)
Other income (expense), net	$(1,704)	$273	$(7,261)	$565
(1) During the three and six months ended June 30, 2022, unrealized gain (loss) on debt and equity securities, net primarily represents changes in the fair value of our equity securities: including a $1.1 billion and $2.8 billion unrealized loss on our Aurora investments, respectively; a $520 million and $2.5 billion unrealized loss on our Grab investment, respectively; a $245 million and $707 million loss in fair value on our Zomato investment, respectively; and a $1.4 billion loss on our Didi investment in the first quarter of 2022, partially offset by a $259 million gain on our Didi investment in the second quarter of 2022.

During the three and six months ended June 30, 2023, unrealized gain on debt and equity securities, net primarily represents changes in the fair value of our equity securities: primarily due to $466 million and $521 million unrealized gain on our Aurora investment, respectively; a $151 million and $177 million unrealized gain on our Joby investment, respectively; a $225 million and $113 million unrealized gain on our Grab investment, respectively; partially offset by a $461 million and $104 million unrealized loss on our Didi investment, respectively.
(2) During the six months ended June 30, 2022, impairment of equity method investment represents a $182 million impairment loss recorded on our MLU B.V. equity method investment. Refer to Note 4 – Equity Method Investments for further information.
(3) During the six months ended June 30, 2022, revaluation of MLU B.V. call option represents a $170 million net gain for the change in fair value of the MLU B.V. Call Option. Refer to Note 4 – Equity Method Investments for further information.
(4) Refer to Note 4 – Equity Method Investments for further information.

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
Stock Option and SAR Activity
A summary of stock option and SAR activity for the six months ended June 30, 2023 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2022	153	20,039	$13.90	3.47	$279
Granted	—	403	$32.99
Exercised	(2)	(3,060)	$4.71
Canceled and forfeited	—	(132)	$6.90
As of June 30, 2023	151	17,250	$16.00	3.13	$476
Vested and expected to vest as of June 30, 2023	146	12,602	$10.99	2.74	$410
Exercisable as of June 30, 2023	146	12,602	$10.99	2.74	$410
RSU Activity
The following table summarizes the activity related to our RSUs for the six months ended June 30, 2023 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2022	98,167	$34.70
Granted	56,795	$33.07
Vested	(26,859)	$34.64
Canceled and forfeited	(8,927)	$34.78
Unvested and outstanding as of June 30, 2023	119,176	$33.91
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Operations and support	$40	$45	$73	$83
Sales and marketing	28	26	50	50
Research and development	277	317	473	607
General and administrative	125	116	233	234
Total	$470	$504	$829	$974
As of June 30, 2023, there was $4.0 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.73 years.

The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements were not material during the three and six months ended June 30, 2022 and 2023, respectively.
Note 9 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $77 million and $(155) million for the three and six months ended June 30, 2022, respectively, and $65 million and $120 million for the three and six months ended June 30, 2023, respectively. During the three months ended June 30, 2022, the income tax expense was primarily driven by the current tax on our foreign earnings, offset by the deferred U.S. tax impact related to our investments in Aurora, Zomato, and Grab. During the six months ended June 30, 2022, the income tax benefit was primarily driven by the deferred U.S. tax impact related to our investments in Aurora, Grab, Didi, and Zomato, offset by current tax on our foreign earnings. During the three and six months ended June 30, 2023, the income tax expense was primarily driven by our foreign operations. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on our U.S. and Netherlands' deferred tax assets and foreign tax rate differences.
During the six months ended June 30, 2023, the amount of gross unrecognized tax benefits increased by $77 million, of which approximately $29 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $48 million of unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
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
Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Any changes to unrecognized tax benefits recorded as of June 30, 2023 that are reasonably possible to occur within the next 12 months are not expected to be material.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through June 30, 2023. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Basic net income (loss) per share:
Numerator
Net income (loss) including non-controlling interests	$(2,616)	$394	$(8,534)	$237
Net loss attributable to non-controlling interests, net of tax	(15)	—	(4)	—
Net income (loss) attributable to common stockholders	$(2,601)	$394	$(8,530)	$237
Denominator
Basic weighted-average common stock outstanding	1,964,304	2,026,813	1,957,127	2,018,233
Basic net income (loss) per share attributable to common stockholders (1)	$(1.32)	$0.19	$(4.36)	$0.12
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(2,601)	$394	$(8,530)	$237
Net loss attributable to Freight Holding convertible common shares non-controlling interest, net of tax	(12)	(14)	(39)	(28)
Interest expense, amortization of debt discount and issuance costs of 2025 Convertible Notes and Careem Notes	—	1	—	1
Diluted net income (loss) attributable to common stockholders	$(2,613)	$381	$(8,569)	$210
Denominator
Number of shares used in basic net income (loss) per share computation	1,964,304	2,026,813	1,957,127	2,018,233
Weighted-average effect of potentially dilutive securities:
Stock options	—	10,163	—	10,365
RSUs	—	20,891	—	15,468
Assumed common shares issued from outstanding RSAs	—	91	—	61
Warrants	—	73	—	73
Common shares issued for ESPP	—	735	—	745
Assumed redemption of Freight Holding convertible common shares, non-controlling interest	4,578	3,502	3,744	4,318
2025 Convertible Notes	—	14,226	—	14,226
Careem Notes	—	2,771	—	2,771
Diluted weighted-average common stock outstanding	1,968,882	2,079,265	1,960,871	2,066,260
Diluted net income (loss) per share attributable to common stockholders (1)	$(1.33)	$0.18	$(4.37)	$0.10
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Freight Holding contingently redeemable preferred stock	17,674	19,244	17,674	19,244
Incremental shares to settle forward obligation	2,149	—	2,149	—
RSUs	111,637	15,530	111,637	15,530
Stock options	22,130	2,934	22,130	2,934
Common stock subject to repurchase	3,380	1,461	3,380	1,461
Shares committed under ESPP	6,886	3,048	6,886	3,048
Warrants to purchase common stock	73	—	73	—
Convertible notes	18,503	—	18,503	—
Total	182,432	42,217	182,432	42,217

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
The following table provides information about our segments and a reconciliation of total Segment Adjusted EBITDA to income (loss) from operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Segment Adjusted EBITDA:
Mobility	$771	$1,170	$1,389	$2,230
Delivery	99	329	129	617
Freight	5	(14)	7	(37)
Total Segment Adjusted EBITDA	875	1,485	1,525	2,810
Reconciling items:
Corporate G&A and Platform R&D (1)	(511)	(569)	(993)	(1,133)
Depreciation and amortization	(243)	(208)	(497)	(415)
Stock-based compensation expense	(470)	(504)	(829)	(974)
Legal, tax, and regulatory reserve changes and settlements	(368)	155	(368)	(95)
Goodwill and asset impairments/loss on sale of assets	(4)	(16)	(17)	(83)
Acquisition, financing and divestitures related expenses	(6)	(10)	(20)	(18)
COVID-19 response initiatives	—	—	(1)	—
Gain (loss) on lease arrangement, net	—	2	(7)	3
Restructuring and related charges	—	(9)	(2)	(31)
Mass arbitration fees, net	14	—	14	—
Income (loss) from operations	$(713)	$326	$(1,195)	$64
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

Note 12 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2022 and June 30, 2023, we had recorded aggregate liabilities of $1.6 billion and $1.5 billion, respectively, of which $0.6 billion and $0.4 billion, respectively, relate to non-income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
Castellanos v. State (Constitutional Challenge to Proposition 22)
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
On March 13, 2023, the California Court of Appeal overturned a lower court’s ruling that Prop 22 is unconstitutional, which means that Prop 22 remains in effect. Service Employees International Union has petitioned the California Supreme Court for review. The California Supreme Court granted review on June 28, 2023, and has set a briefing schedule. We expect a decision in 2024.
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General (“AG”) filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. The complaint was served on July 20, 2020 and Uber filed a motion to dismiss the complaint on September 24, 2020, which was denied on March 25, 2021. The AG’s Office filed a summary judgment motion in September 2021, and we filed a motion in which we argue that the motion is premature. The court granted our motion to defer the summary judgment motion on January 12, 2022. The AG’s Office has represented that it does not intend to re-file its summary judgment motion, which means the matter will be resolved at trial. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
New York Attorney General
The New York Attorney General has alleged misclassification of Drivers and related employment violations in New York by Uber as well as fraud related to certain deductions. We have reached an agreement in principle to resolve this matter. The amount accrued for the resolution of this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2023.
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
In January 2022, the Social Security Tribunal of Zurich reclassified drivers who have used the App in 2014 as dependent workers of Uber B.V. and Rasier Operations B.V. from a social security standpoint and this ruling had been appealed before the Federal Tribunal and had no impact on our current operations. On March 21, 2023, the Federal Tribunal ruled that Drivers who have used the Uber App in 2014 qualify as employees for social security purposes. Further discussions with the social security authorities are in progress.
On June 3, 2022, the Federal Tribunal issued two rulings by which both Drivers and Couriers in the Canton of Geneva are classified as employees of Uber B.V., Uber Portier B.V. and Uber Switzerland GmbH. Following the ruling of the Federal Tribunal on Eats, we received an injunction of payment from the SVA Zürich that states that couriers shall be considered employees for social security purposes since the launch of Uber Eats. We reached a settlement with the Canton of Geneva on Rides.
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2023.
Spain Labor Audits
Labor authorities in Spain opened audits reviewing the classification status of Couriers (in particular with regards to social security contributions). We have received assessments as of June 30, 2023. We will proceed (or have proceeded) to appeal to the Court of First Instance and to higher Courts, as applicable, for each of them. There are ongoing audits for which we have not yet received an assessment. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated for these ongoing audits.
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
The NJ DOL has initiated an audit for the period of 2021 through 2022. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2023.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period. In 2022, we have received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for the years 2018 - 2020 covering couriers who used the Postmates platform and received an assessment in June 2023. We are in the process of appealing the assessment. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of June 30, 2023.
New York Department of Labor
In February 2020, the New York Department of Labor (“NYDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2013 through 2020. The NYDOL issued an assessment in November 2022 against Uber. We have reached an agreement in principle with the NYDOL. The amount accrued for the resolution of this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2023.
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
United Kingdom
As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK is a merchant of transportation and is required to remit VAT. Uber UK is remitting VAT under the Value Added (Tour Operators) Order 1987 (“VAT Order 1987”), which allows for VAT remittance on a calculated margin, rather than on Gross Bookings.
In June 2023, we received an assessment from the UK Tax Authorities (“HMRC”) that disputed our application of VAT Order 1987 application for the period of March 2022 to March 2023 and included an assessment of £386 million (approximately $487 million) for unpaid VAT. In July 2023 we paid the assessment in order to proceed with the appeals process. This payment does not represent our acceptance of the assessment. We expect to record this payment as a receivable because we believe that we will be successful in our appeal, upon which, the full amount of our payment will be returned to us with interest upon completion of the appeals process. It is possible that we will receive additional assessments related to prior or future periods, which we will be required to pay in order to continue with the appeals process. Any payments are expected to decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal.
Brazil
In May 2023, we received an assessment for 2019 and 2020 Driver social security contributions from the Brazilian Federal Revenue Bureau (“FRB”). We are contesting the assessment and we filed our administrative appeal with the FRB in June 2023. A negative decision can be appealed at multiple levels. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
Other Legal and Regulatory Matters
We have been and continue to be subject to various government inquiries and investigations surrounding the legality of certain of our business practices, compliance with antitrust, anti-bribery and anti-corruption laws (including Foreign Corrupt Practices Act) and other global regulatory requirements, labor laws, securities laws, data protection and privacy laws, consumer protection laws, environmental laws, and the infringement of certain intellectual property rights. We have investigated and continue to investigate many of these matters and we are implementing a number of recommendations to our managerial, operational and compliance practices, as well as strengthening our overall governance structure. In many cases, we are unable to predict the outcomes and implications of these inquiries and investigations on our business, which could be time consuming, costly to investigate, and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact our business, reputation, financial condition, and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
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
Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2022 and June 30, 2023 were $3.9 billion and $3.6 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2022 and June 30, 2023 were $789 million and $705 million, respectively.
Uber Freight Holding Corporation
As of June 30, 2023, we own the majority of the issued and outstanding capital stock of Uber Freight Holding Corporation (“Freight Holding”) and report a non-controlling interest as further described in Note 14 – Non-Controlling Interests.
In February 2023, Freight Holding entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding and is considered non-recourse to us. As of June 30, 2023, there was no balance outstanding on Freight Holding’s revolving credit facility.
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
In February 2023, Careem Qatar’s ridesharing operations had shut down and an immaterial loss on disposal was recognized. The entity remains consolidated as of June 30, 2023 as we continue to be the primary beneficiary of the remaining business operations.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amounts of both assets and liabilities recognized on the condensed consolidated balance sheets related to unconsolidated VIEs were $548 million and $541 million as of December 31, 2022 and June 30, 2023, respectively, and represent our maximum exposure to loss associated with the unconsolidated VIEs.

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
Moove
On February 12, 2021 (the “Moove Closing Date”), we entered into and completed a series of agreements with Garment Investments S.L. dba Moove (“Moove”), a vehicle fleet operator in Spain. The series of agreements included (i) an equity investment, through preferred shares, in which Uber acquired a 30% minority interest in Moove from its current shareholders at closing and up to approximately $185 million contingent on future performance of Moove and certain other conditions through the eighth anniversary of the agreement, (ii) a term loan of $213 million to Moove, due February 2026, and (iii) a commercial partnership agreement. Also included in the agreements is an option for us to purchase common stock of Moove at fair value, beginning two years after the Moove Closing Date. As of June 30, 2023, we have not exercised this option. After this series of agreements, Moove is considered a related party.
In February 2023, we entered into a settlement and amendment agreement (“Moove Settlement”) with Moove, a related party, to settle certain contingent considerations agreements. As a result of the Moove Settlement, we made an immaterial payment to Moove. The remaining contingent liability is recorded within accrued and other current liabilities on our condensed consolidated balance sheet as of June 30, 2023 and is not material.
Our equity investment in Moove, through preferred shares, is accounted for as an investment in non-marketable equity securities included in investments on our condensed consolidated balance sheets. The term loan, of $249 million as of June 30, 2023, is accounted for as a loan receivable, carried at amortized cost, and included in other assets on our condensed consolidated balance sheets. Refer to Note 3 – Investments and Fair Value Measurement, Assets Measured at Fair Value on a Non-Recurring Basis, for additional information regarding our non-marketable equity securities.
Moove is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Moove’s economic risks and rewards through our equity investment, the term loan and commercial partnership agreement, which represent variable interests.
Note 14 – Non-Controlling Interests
Freight Holding
As of December 31, 2022 and June 30, 2023, we owned 74% and 74%, respectively, of the issued and outstanding capital stock of our subsidiary Freight Holding, or 73% and 72%, respectively, on a fully-diluted basis if all common shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. The minority stockholders of Freight Holding include: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) employees who hold fully vested shares.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within thirty days.
As of December 31, 2022 and June 30, 2023, the liability related to the supplier financing program was immaterial and the amounts are included within accounts payable on the condensed consolidated balance sheets.

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
Driver Classification Developments
The classification of Drivers is currently being challenged in courts, by legislators and by government agencies in the United States and abroad. We are involved in numerous legal proceedings globally, including putative class and collective class action lawsuits, demands for arbitration, charges and claims before administrative agencies, and investigations or audits by labor, social security, and tax authorities that claim that Drivers should be treated as our employees (or as workers or quasi-employees where those statuses exist), rather than as independent contractors. Of particular note are proceedings in California, where on May 5, 2020, the California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint in San Francisco Superior Court (the “Court”) against Uber and Lyft, Inc., alleging that drivers are misclassified, and seeks an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers.
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
On March 13, 2023, the California Court of Appeal overturned a lower court’s ruling that Prop 22 is unconstitutional, which means that Prop 22 remains in effect. Service Employees International Union has petitioned the California Supreme Court for review. The California Supreme Court granted review on June 28, 2023, and has set a briefing schedule. We expect a decision in 2024.
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
Financial and Operational Highlights

	Three Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	122	137	12%
Trips (2)	1,872	2,282	22%
Gross Bookings (2)	$29,078	$33,601	16%	18%
Revenue	$8,073	$9,230	14%	17%
Income (loss) from operations	$(713)	$326	**
Net income (loss) attributable to Uber Technologies, Inc. (3)	$(2,601)	$394	**
Mobility Adjusted EBITDA	$771	$1,170	52%
Delivery Adjusted EBITDA	$99	$329	232%
Adjusted EBITDA (1), (2)	$364	$916	152%

	Six Months Ended June 30,
	2022	2023	% Change
Net cash provided by operating activities	$454	$1,796	296%
Free cash flow (1)	$335	$1,689	**
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
(3) Net income (loss) attributable to Uber Technologies, Inc. included stock-based compensation expense of $470 million and $504 million in the second quarter of 2022 and 2023, respectively.
** Percentage not meaningful.
Highlights for the Second Quarter 2023
In the second quarter of 2023, our MAPCs were 137 million, growing 7 million, or 5%, quarter-over-quarter, and growing 12% compared to the same period in 2022.
Overall Gross Bookings increased to $33.6 billion in the second quarter of 2023, up 16% or 18% on a constant currency basis, compared to the same period in 2022. Mobility Gross Bookings grew 28% year-over-year, on a constant currency basis primarily due to increases in Trip volumes. Delivery Gross Bookings grew 14% year-over-year, on a constant currency basis, primarily driven by an increase in delivery orders. Freight Gross Bookings declined 31% year-over-year, on a constant currency basis, primarily attributable to macroeconomic headwinds impacting the broader freight industry.
Revenue was $9.2 billion, up 14% year-over-year, primarily attributable to an increase in Gross Bookings of 18%, on a constant currency basis. The increase in Gross Bookings was primarily driven by an increase in Mobility Trip volumes.
Net income attributable to Uber Technologies, Inc. was $394 million, which includes the favorable impact of a pre-tax unrealized gain on debt and equity securities, net of $386 million primarily related to a $466 million unrealized gain on our Aurora investment; a $225 million unrealized gain on our Grab investment; and a $151 million unrealized gain on our Joby investment, partially offset by a $461 million unrealized loss on our Didi investment. Net income attributable to Uber Technologies, Inc. also includes $504 million of stock-based compensation expense.

Adjusted EBITDA was $916 million, up $552 million compared to the same period in 2022. Mobility Adjusted EBITDA profit was $1.2 billion, up $399 million compared to the same period in 2022. Delivery Adjusted EBITDA profit was $329 million, up $230 million compared to the same period in 2022.
We ended the quarter with $5.5 billion in unrestricted cash, cash equivalents and short-term investments.
Components of Results of Operations
Revenue
We generate substantially all of our revenue from fees paid by Drivers and Merchants for use of our platform. We have concluded that we are an agent in these arrangements as we arrange for other parties to provide the service to the end-user. Under this model, revenue is net of Driver and Merchant earnings and Driver incentives. We act as an agent in these transactions by connecting consumers to Drivers and Merchants to facilitate a Trip, meal or grocery delivery service. In certain markets we are responsible for the Mobility or Delivery services (and in most markets we are responsible for the Freight services), and in these markets we present revenue from end-users and from Shippers on a gross basis, with the payments to Drivers and Carriers classified within cost of revenue, exclusive of depreciation and amortization.
We would expect revenue to fluctuate on an absolute dollar basis for the foreseeable future based upon factors such as Trip volume, Driver supply, macroeconomic conditions, global travel activities and management pricing and promotional activities. During the second quarter of 2023, we implemented a business model change in certain markets resulting in end-users becoming our customers. Promotions to end-users considered customers are recognized as contra-revenue while promotions to end-users not considered customers are recognized as sales and marketing expenses.
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
We would expect that cost of revenue, exclusive of depreciation and amortization, will fluctuate on an absolute dollar basis for the foreseeable future in line with Trip volume changes on the platform. As Trips increase or decrease, we expect related changes for: insurance costs, credit card processing fees; costs incurred with Carriers, Drivers and Couriers where we are primarily responsible for Freight, Mobility or Delivery services; hosting and co-located data center expenses; maps license fees; and other cost of revenue, exclusive of depreciation and amortization.
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
We would expect operations and support expenses to increase on an absolute dollar basis for the foreseeable future as our business continues to grow and Trip volume increases, but decrease as a percentage of revenue as we become more efficient in supporting platform users.
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
We would expect sales and marketing expenses to vary from period to period as a percentage of revenue due to timing of marketing campaigns.
During the second quarter of 2023, we implemented a business model change in certain markets resulting in end-users becoming our customers. Promotions to end-users considered customers are recognized as contra-revenue while promotions to end-users not considered customers are recognized as sales and marketing expenses.

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
We would expect research and development expenses to increase and vary from period to period as a percentage of revenue as we continue to invest in research and development activities relating to ongoing improvements to and maintenance of our platform offerings and other research and development programs.
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
We would expect general and administrative expenses to increase on an absolute dollar basis for the foreseeable future as our business continues to grow and Trip volume increases, but decrease as a percentage of revenue as we achieve improved fixed cost leverage and efficiencies in our internal support functions.
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
Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount. For additional detail related to our debt obligations, see Note 6 – Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
•Loss from sale of investment.
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
Uber has a valuation allowance against a majority of our deferred tax assets and will continue to maintain it until we have sufficient evidence to support the future utilization of these assets. The related analysis is performed at the jurisdictional level.
Based on current income and anticipated future earnings, there is a reasonable possibility that we will have sufficient evidence to release a significant portion of the valuation allowance in the U.S. within the next 18 months. However, the exact timing and amount of any valuation allowance release is unknown at this time.

Release of the valuation allowance would result in the recognition of net deferred tax assets on our consolidated balance sheet and would decrease income tax expense in the period the release is recorded.
Equity Method Investments
Equity method investments primarily includes the results of our share of income or loss from our Yandex.Taxi joint venture prior to the sale of our remaining interest in the second quarter of 2023. For additional information, refer to Note 4 – Equity Method Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

Revenue	$8,073	$9,230	$14,927	$18,053
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5,153	5,515	9,179	10,774
Operations and support	617	664	1,191	1,304
Sales and marketing	1,218	1,218	2,481	2,480
Research and development	704	808	1,291	1,583
General and administrative	851	491	1,483	1,433
Depreciation and amortization	243	208	497	415
Total costs and expenses	8,786	8,904	16,122	17,989
Income (loss) from operations	(713)	326	(1,195)	64
Interest expense	(139)	(144)	(268)	(312)
Other income (expense), net	(1,704)	273	(7,261)	565
Income (loss) before income taxes and income from equity method investments	(2,556)	455	(8,724)	317
Provision for (benefit from) income taxes	77	65	(155)	120
Income from equity method investments	17	4	35	40
Net income (loss) including non-controlling interests	(2,616)	394	(8,534)	237
Less: net income (loss) attributable to non-controlling interests, net of tax	(15)	—	(4)	—
Net income (loss) attributable to Uber Technologies, Inc.	$(2,601)	$394	$(8,530)	$237
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	64%	60%	61%	60%
Operations and support	8%	7%	8%	7%
Sales and marketing	15%	13%	17%	14%
Research and development	9%	9%	9%	9%
General and administrative	11%	5%	10%	8%
Depreciation and amortization	3%	2%	3%	2%
Total costs and expenses	109%	96%	108%	100%
Income (loss) from operations	(9)%	4%	(8)%	—%
Interest expense	(2)%	(2)%	(2)%	(2)%
Other income (expense), net	(21)%	3%	(49)%	3%
Income (loss) before income taxes and income from equity method investments	(32)%	5%	(58)%	2%
Provision for (benefit from) income taxes	1%	1%	(1)%	1%
Income from equity method investments	—%	—%	—%	—%
Net income (loss) including non-controlling interests	(32)%	4%	(57)%	1%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%	—%	—%
Net income (loss) attributable to Uber Technologies, Inc.	(32)%	4%	(57)%	1%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and six months ended June 30, 2023 compared to the same periods in 2022.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Revenue	$8,073	$9,230	14%	$14,927	$18,053	21%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Revenue increased $1.2 billion, or 14%, primarily attributable to an increase in Gross Bookings of 18%, on a constant currency basis. The increase in Gross Bookings was primarily driven by an increase in Mobility Trip volumes. Additionally, during the second quarter of 2023, Mobility Revenue saw an increase of $280 million as a result of business model changes in the UK. Mobility Revenue was also adversely impacted by $97 million in the second quarter of 2022 due to an accrual made for the resolution of historical claims in the UK relating to the classification of drivers. Delivery Revenue benefited by $618 million, compared to $711 million in the same period in 2022, representing a $93 million decrease in revenue as a result of business model changes in some countries that classify certain payments and incentives as cost of revenue, exclusive of depreciation and amortization, rather than a reduction to revenue.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Revenue increased $3.1 billion, or 21%, primarily attributable to an increase in Gross Bookings of 20%, on a constant currency basis. The increase in Gross Bookings was primarily driven by an increase in Mobility Trip volumes. Additionally, during the first half of 2023, Mobility Revenue saw an increase of $1.2 billion as a result of business model changes in the UK. Mobility Revenue was also adversely impacted by $97 million in the first half of 2022 due to an accrual made for the resolution of historical claims in the UK relating to the classification of drivers.

Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Cost of revenue, exclusive of depreciation and amortization	$5,153	$5,515	7%	$9,179	$10,774	17%
Percentage of revenue	64%	60%		61%	60%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Cost of revenue, exclusive of depreciation and amortization, increased $362 million, or 7%, mainly due to a $378 million increase in insurance expense primarily due to an increase in miles driven in our Mobility business, a $209 million net increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided, and a $184 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of business model changes in the UK, partially offset by a $395 million decrease in Freight Carrier payments due to reduced Freight Gross Bookings.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Cost of revenue, exclusive of depreciation and amortization, increased $1.6 billion, or 17%, mainly due to an $871 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of business model changes in the UK, a $777 million increase in insurance expense primarily due to an increase in miles driven in our Mobility business, and a $591 million net increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided, partially offset by a $822 million decrease in Freight Carrier payments due to reduced Freight Gross Bookings.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Operations and support	$617	$664	8%	$1,191	$1,304	9%
Percentage of revenue	8%	7%		8%	7%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Operations and support expenses increased $47 million, or 8%, primarily attributable to a $29 million increase in employee headcount costs and a $13 million increase in Driver background checks.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Operations and support expenses increased $113 million, or 9%, primarily attributable to a $69 million increase in employee headcount costs and a $22 million increase in Driver background checks.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Sales and marketing	$1,218	$1,218	—%	$2,481	$2,480	—%
Percentage of revenue	15%	13%		17%	14%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Sales and marketing expenses remained flat, primarily attributable to a $21 million decrease in indirect advertising and marketing expense, partially offset by a $19 million increase in consumer discounts, promotions, credits and refunds to $572 million compared to $553 million in the same period in 2022.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Sales and marketing expenses decreased $1 million, primarily attributable to a $36 million decrease in indirect advertising and marketing, partially offset by a $30 million increase in employee headcount costs, and a $10 million increase in consumer discounts, promotions, credits and refunds to $1.2 billion compared to $1.2 billion in the same period in 2022.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Research and development	$704	$808	15%	$1,291	$1,583	23%
Percentage of revenue	9%	9%		9%	9%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Research and development expenses increased $104 million, or 15%, primarily attributable to a $69 million increase in employee headcount costs and a $40 million increase in stock-based compensation.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Research and development expenses increased $292 million, or 23%, primarily attributable to a $163 million increase in employee headcount costs and a $134 million increase in stock-based compensation.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

General and administrative	$851	$491	(42)%	$1,483	$1,433	(3)%
Percentage of revenue	11%	5%		10%	8%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
General and administrative expenses decreased $360 million, or 42%, primarily attributable to a $217 million decrease in legal settlements and legal expenses, and a $133 million decrease in other corporate expenses.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
General and administrative expenses decreased $50 million, or 3%, primarily attributable to a $147 million decrease in other corporate expenses, partially offset by a $52 million increase in employee headcount costs, and a $32 million increase in legal settlements and legal expenses.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Depreciation and amortization	$243	$208	(14)%	$497	$415	(16)%
Percentage of revenue	3%	2%		3%	2%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Depreciation and amortization expenses decreased $35 million, or 14%, primarily attributable to a $47 million decrease in amortization expenses due to acquired Postmates intangible assets being fully amortized in 2022. This was partially offset by a $7 million increase in amortization of internally developed software assets.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Depreciation and amortization expenses decreased $82 million, or 16%, primarily attributable to a $101 million decrease in amortization expenses due to acquired Postmates intangible assets being fully amortized in 2022. This was partially offset by a $10 million increase in amortization of internally developed software assets.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Interest expense	$(139)	$(144)	4%	$(268)	$(312)	16%
Percentage of revenue	(2)%	(2)%		(2)%	(2)%

Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Interest expense increased by an immaterial amount.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Interest expense increased by $44 million, or 16%, primarily due to an increase in interest expense on our term loans due to higher LIBOR and SOFR rate.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Interest income	$17	$107	**	$28	$194	**
Foreign currency exchange gains (losses), net	(38)	1	**	(28)	(93)	(232)%
Unrealized gain (loss) on debt and equity securities, net	(1,677)	386	**	(7,247)	706	**
Impairment of equity method investment	—	—	—%	(182)	—	**
Revaluation of MLU B.V. call option	(11)	—	**	170	—	**
Loss from sale of investment	—	(74)	**	—	(74)	**
Other, net	5	(147)	**	(2)	(168)	**
Other income (expense), net	$(1,704)	$273	**	$(7,261)	$565	**
Percentage of revenue	(21)%	3%		(49)%	3%
** Percentage not meaningful.
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Unrealized gain (loss) on debt and equity securities, net increased by $2.1 billion primarily represents changes in the fair value of our equity securities. In the second quarter of 2022, unrealized loss on debt and equity securities, net, includes: a $1.1 billion unrealized loss on our Aurora investment; a $520 million unrealized loss on our Grab investment; a $245 million loss in fair value on our Zomato investment; partially offset by a $259 million unrealized gain on our Didi investment.
In the second quarter of 2023, unrealized gain on debt and equity securities, net, includes: a $466 million unrealized gain on our Aurora investment; a $225 million unrealized gain on our Grab investment; a $151 million unrealized gain on our Joby investment; partially offset by a $461 million unrealized loss on our Did investment. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Unrealized gain (loss) on debt and equity securities, net increased by $8.0 billion primarily represents changes in the fair value of our equity securities. During the six months ended June 30, 2022, unrealized loss on debt and equity securities, net, includes: a $2.8 billion unrealized loss on our Aurora investment; a $2.5 billion unrealized loss on our Grab investment; a $1.2 billion unrealized loss on our Didi investment; and a $707 million loss in fair value on our Zomato investment.
During the six months ended June 30, 2023, unrealized gain on debt and equity securities, net includes: $521 million unrealized gain on our Aurora investment; a $177 million unrealized gain on our Joby investment; a $113 million unrealized gain on our Grab investment; partially offset by a $104 million unrealized loss on our Didi investment. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Provision for (benefit from) income taxes	$77	$65	(16)%	$(155)	$120	**
Effective tax rate	(3)%	14%		2%	38%
** Percentage not meaningful.

Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Provision for (benefit from) income taxes decreased by $12 million primarily due to the tax expense driven by our foreign operations, offset by the deferred U.S. tax impact related to our investments.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Provision for (benefit from) income taxes decreased by $275 million primarily due to the deferred U.S. tax impact related to our investments and, to a lesser extent, the tax expense driven by our foreign operations.
Income from Equity Method Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Income from equity method investments	$17	$4	(76)%	$35	$40	14%
Percentage of revenue	—%	—%		—%	—%
Three and Six Months Ended June 30, 2023 Compared with the Same Periods in 2022
The changes in income from equity method investments were not material.
Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 11 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Mobility	$3,553	$4,894	38%	$6,071	$9,224	52%
Delivery	2,688	3,057	14%	5,200	6,150	18%
Freight	1,832	1,279	(30)%	3,656	2,679	(27)%
Total revenue	$8,073	$9,230	14%	$14,927	$18,053	21%

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Mobility	$771	$1,170	52%	$1,389	$2,230	61%
Delivery	99	329	232%	129	617	**
Freight	5	(14)	**	7	(37)	**
Corporate G&A and Platform R&D (1)	(511)	(569)	(11)%	(993)	(1,133)	(14)%
Adjusted EBITDA (2)	$364	$916	152%	$532	$1,677	215%
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
** Percentage not meaningful.
Mobility Segment
For the three months ended June 30, 2023 compared to the same period in 2022, Mobility revenue increased $1.3 billion, or 38%, and Mobility Adjusted EBITDA profit increased $399 million, or 52%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings due to increases in Trip volumes. Mobility revenue also had an increase of $280 million as a result of business model changes in the UK. Mobility revenue was also adversely impacted by $97 million in the second quarter of 2022 due to an accrual made for the resolution of historical claims in the UK relating to the classification of drivers.
Mobility Adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue, partially offset by a $378 million increase in insurance expense as a result of an increase in miles driven and a $47 million increase in credit card processing costs.
For the six months ended June 30, 2023 compared to the same period in 2022, Mobility revenue increased $3.2 billion, or 52%, and Mobility Adjusted EBITDA profit increased $841 million, or 61%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings due to increases in Trip volumes. Mobility revenue also had an increase of $1.2 billion as a result of business model changes in the UK. Mobility revenue was also adversely impacted by $97 million in the first half of 2022 due to an accrual made for the resolution of historical claims in the UK relating to the classification of drivers.
Mobility Adjusted EBITDA profit increased primarily attributable to an increase in Mobility revenue, partially offset by a $777 million increase in insurance expense as a result of an increase in miles driven and a $131 million increase in credit card processing costs.
Delivery Segment
For the three months ended June 30, 2023 compared to the same period in 2022, Delivery revenue increased $369 million, or 14%, and Delivery Adjusted EBITDA profit increased $230 million, or 232%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 14%, on a constant currency basis, driven by an increase in delivery orders and a 5% increase in basket sizes globally, on a constant currency basis. Delivery Take Rate improved to 19.6% from 19.4% compared to the same period in 2022 driven by an overall improvement in basket sizes and increase in delivery orders.
Delivery Adjusted EBITDA profit increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by (i) a $234 million increase in cost of revenue, exclusive of depreciation and amortization, primarily driven by a $231 million net increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided, and (ii) a $40 million increase in employee headcount costs.
For the six months ended June 30, 2023 compared to the same period in 2022, Delivery revenue increased $950 million, or 18%, and Delivery Adjusted EBITDA profit increased $488 million.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 13%, on a constant currency basis,

driven by an increase in delivery orders and 5% increase in basket sizes globally, on a constant currency basis. Delivery Take Rate improved to 20.1% from 18.7% compared to the same period in 2022 driven by an overall improvement in basket sizes and increase in delivery orders.
Delivery Adjusted EBITDA profit increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by (i) a $649 million increase in cost of revenue, exclusive of depreciation and amortization, primarily driven by a $575 million net increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, for certain markets where we are primarily responsible for Delivery services and pay Couriers for services provided, and (ii) a $91 million increase in employee headcount costs.
Freight Segment
For the three months ended June 30, 2023 compared to the same period in 2022, Freight revenue decreased $553 million, or 30%, and Freight Adjusted EBITDA declined $19 million.
Freight revenue decreased primarily attributable to a decrease in Freight Gross Bookings due to macroeconomic headwinds in the wider freight brokerage industry.
Freight Adjusted EBITDA declined primarily attributable to the $553 million decrease in Freight revenue, partially offset by a $395 million decrease in certain Shipper payments recorded in cost of revenue, exclusive of depreciation and amortization.
For the six months ended June 30, 2023 compared to the same period in 2022, Freight revenue decreased $977 million, or 27%, and Freight Adjusted EBITDA declined $44 million.
Freight revenue decreased primarily attributable to a decrease in Freight Gross Bookings due to macroeconomic headwinds in the wider freight brokerage industry.
Freight Adjusted EBITDA declined primarily attributable to the $977 million decrease in Freight revenue, partially offset by a $822 million decrease in certain Shipper payments recorded in cost of revenue, exclusive of depreciation and amortization.
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

	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023

Mobility	$9,883	$11,340	$10,723	$13,364	$13,684	$14,894	$14,981	$16,728
Delivery	12,828	13,444	13,903	13,876	13,684	14,315	15,026	15,595
Freight	402	1,082	1,823	1,838	1,751	1,540	1,401	1,278
Take Rate is an operating metric and defined as revenue as a percentage of Gross Bookings.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net income (loss) attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Adjusted EBITDA	$364	$916	152%	$532	$1,677	215%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Adjusted EBITDA profit was $916 million, improving $552 million from an Adjusted EBITDA profit of $364 million from the same period in 2022. The improvement was primarily attributable to a $399 million increase in Mobility Adjusted EBITDA profit and a $230 million improvement in Delivery Adjusted EBITDA profit, partially offset by a $58 million increase in Corporate G&A and Platform R&D costs.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Adjusted EBITDA profit was $1.7 billion, improving $1.1 billion from an Adjusted EBITDA profit of $532 million from the same period in 2022. The improvement was primarily attributable to a $841 million increase in Mobility Adjusted EBITDA profit and a $488 million improvement in Delivery Adjusted EBITDA profit, partially offset by a $140 million increase in Corporate G&A and Platform R&D costs.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), excluding (i) income (loss) from discontinued operations, net of income taxes, (ii) net income (loss) attributable to non-controlling interests, net of tax, (iii) provision for (benefit from) income taxes, (iv) income (loss) from equity method investments, (v) interest expense, (vi) other income (expense), net, (vii) depreciation and amortization, (viii) stock-based compensation expense, (ix) certain legal, tax, and regulatory reserve changes and settlements, (x) goodwill and asset impairments/loss on sale of assets, (xi) acquisition, financing and divestitures related expenses, (xii) restructuring and related charges and (xiii) other items not indicative of our ongoing operating performance.
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
•Adjusted EBITDA excludes other items not indicative of our ongoing operating performance;
•Adjusted EBITDA does not reflect period-to-period changes in taxes, income tax expense or the cash necessary to pay income taxes;
•Adjusted EBITDA does not reflect the components of other income (expense), net, which primarily includes: interest income; foreign currency exchange gains (losses), net; and unrealized gain (loss) on debt and equity securities, net; and
•Adjusted EBITDA excludes certain legal, tax, and regulatory reserve changes and settlements that may reduce cash available to us.

 The following table presents a reconciliation of net loss attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023

Adjusted EBITDA reconciliation:
Net income (loss) attributable to Uber Technologies, Inc.	$(2,601)	$394	$(8,530)	$237
Add (deduct):
Net income (loss) attributable to non-controlling interests, net of tax	(15)	—	(4)	—
Provision for (benefit from) income taxes	77	65	(155)	120
Income from equity method investments	(17)	(4)	(35)	(40)
Interest expense	139	144	268	312
Other (income) expense, net	1,704	(273)	7,261	(565)
Depreciation and amortization	243	208	497	415
Stock-based compensation expense	470	504	829	974
Legal, tax, and regulatory reserve changes and settlements	368	(155)	368	95
Goodwill and asset impairments/loss on sale of assets	4	16	17	83
Acquisition, financing and divestitures related expenses	6	10	20	18
COVID-19 response initiatives	—	—	1	—
(Gain) loss on lease arrangement, net	—	(2)	7	(3)
Restructuring and related charges	—	9	2	31
Mass arbitration fees, net	(14)	—	(14)	—
Adjusted EBITDA	$364	$916	$532	$1,677
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Six Months Ended June 30,
(In millions)	2022	2023
Free cash flow reconciliation:
Net cash provided by operating activities	$454	$1,796
Purchases of property and equipment	(119)	(107)
Free cash flow	$335	$1,689

Liquidity and Capital Resources

	Six Months Ended June 30,
(In millions)	2022	2023

Net cash provided by operating activities	$454	$1,796
Net cash provided by (used in) investing activities	(189)	9
Net cash used in financing activities	(108)	(65)
Operating Activities
Net cash provided by operating activities was $1.8 billion for the six months ended June 30, 2023, primarily consisting of $237 million of net income, adjusted for certain non-cash items, which includes: $974 million of stock-based compensation expense; $415 million depreciation and amortization expense; $78 million in impairment of goodwill, long-lived assets and other assets; and a $74 million loss from sale of investment, partially offset by $706 million in unrealized gains from equity securities. In addition, cash consumed by working capital decreased by $609 million. The decrease in cash consumed by working capital was primarily driven by an increase in our accrued insurance reserves and a decrease in accounts receivable, partially offset by a decrease in accrued expenses and other current liabilities and increase in prepaid expenses and other assets.
Net cash provided by operating activities was $454 million for the six months ended June 30, 2022, primarily consisting of $8.5 billion of net loss, adjusted for certain non-cash items, which primarily included $7.2 billion in unrealized losses from equity securities, $829 million of stock-based compensation expense and $497 million depreciation and amortization as well as a $631 million decrease in cash consumed by working capital primarily driven by an increase in our accrued expenses and other accrued insurance reserves.
Investing Activities
Net cash provided by investing activities was $9 million for the six months ended June 30, 2023, primarily consisting of proceeds from maturities and sales of marketable securities of $1.6 billion and $703 million proceeds from the sale of an equity method investment, partially offset by purchases of marketable securities of $2.2 billion, and $107 million in purchases of property and equipment.
Net cash used in investing activities was $189 million for the six months ended June 30, 2022, primarily consisting of $119 million in purchases of property and equipment and $59 million in acquisition of business, net of cash acquired.
Financing Activities
Net cash used in financing activities was $65 million for the six months ended June 30, 2023, primarily consisting of $82 million of principal payments of finance leases and a $16 million net cash outflow related to our 2030 Refinanced Term Loans, comprised of (i) $1.1 billion cash inflow from the issuance of the 2030 Refinanced Term Loans, net of issuance costs, from new lenders and additional principal from existing lenders; (ii) a $1.1 billion cash outflow of principal payments on the 2025 Refinanced Term Loan and 2027 Refinanced Term Loan to exiting lenders and lower principal from existing lenders. The total outflow was offset by $85 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan. For additional information on our 2030 Refinanced Term Loans, see Note 6 – Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net cash used in financing activities was $108 million for the six months ended June 30, 2022, primarily consisting of $108 million of principal payments on finance leases.
Other Information
As of June 30, 2023, $2.8 billion of our $5.0 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of June 30, 2023, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.

Non-Income Tax Matters
In June 2023, we received an assessment from the UK Tax Authorities (“HMRC”) that disputed our application of VAT Order 1987 application for the period of March 2022 to March 2023 and included an assessment of £386 million (approximately $487 million) for unpaid VAT. In July 2023 we paid the assessment in order to proceed with the appeals process. This payment does not represent our acceptance of the assessment. We expect to record this payment as a receivable because we believe that we will be successful in our appeal, upon which, the full amount of our payment will be returned to us with interest upon completion of the appeals process. It is possible that we will receive additional assessments related to prior or future periods, which we will be required to pay in order to continue with the appeals process. Any payments are expected to decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal.
Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated. As of June 30, 2023, there have been no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $208 million as of June 30, 2023.
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
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $6.7 billion and $8.5 billion as of December 31, 2022 and June 30, 2023, respectively. Marketable debt securities classified as restricted investments and short-term investments totaled $2.3 billion as of June 30, 2023. As of June 30, 2023, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held affiliates and recently public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held affiliates and recently public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of June 30, 2023, the carrying value of our investments was $7.0 billion, including equity method investments and restricted investments.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Legal Proceedings Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended June 30, 2023 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 12 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
Legal Proceedings That Are Not Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended June 30, 2023 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
•Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the data sets used, and/or a complex, developing regulatory environment.
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
In addition, more than 150,000 Drivers in the United States who have entered into arbitration agreements with us have filed (or expressed an intention to file) arbitration demands against us that assert similar classification claims. We have resolved the classification claims of a majority of these Drivers under individual settlement agreements, pursuant to which we have paid approximately $535 million as of June 30, 2023. Furthermore, we are involved in numerous legal proceedings regarding the enforceability of arbitration agreements entered into with Drivers. If we are not successful in such proceedings, this could negatively impact the enforceability of arbitration agreements in other legal proceedings, which could have an adverse consequence on our business and financial condition.
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
As a result of certain divestitures, we are contractually restricted from competing with our minority-owned affiliates with respect to certain aspects of our business, including in Russia/CIS through February 2025, and Southeast Asia through one year after we dispose of all interests in Grab, while none of our minority-owned affiliates are restricted from competing with us anywhere in the world. Didi currently competes with us in certain countries in Latin America and in Australia. As Didi and our other minority-owned affiliates continue to expand their businesses, they may in the future compete with us in additional geographic markets. In addition, we are contractually restricted from competing with some of our majority-owned affiliates with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage.
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

The markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. Moreover, certain of our stockholders have made substantial investments in certain of our competitors and may increase such investments, make new investments in other competitors, or enter into strategic transactions with competitors in the future. These investments or strategic transactions, along with other competitive advantages discussed above, may allow our competitors to compete more effectively against us and continue to lower their prices, offer Driver incentives or consumer discounts and promotions, or otherwise attract Drivers, consumers, merchants, Shippers, and Carriers to their platform and away from ours. Such competitive pressures may lead us to maintain or lower fares or service fees or maintain or increase our Driver incentives and consumer discounts and promotions. Ridesharing and certain other categories in which we compete are relatively nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to achieve or maintain profitability.
We have incurred significant losses since inception, including in the United States and other major markets. We expect our operating expenses to increase significantly in the foreseeable future, and we may not achieve or maintain profitability.
We have incurred significant losses since inception. We incurred operating losses of $3.8 billion and $1.8 billion in the years ended December 31, 2021 and 2022, and as of June 30, 2023, we had an accumulated deficit of $32.5 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may continue to incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Take Rate. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative take rate with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem, Postmates or other acquired companies, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 32,200 global employees as of June 30, 2023, of whom approximately 19,100 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
As of June 30, 2023, we operated in approximately 70 countries, and markets outside the United States accounted for approximately 76% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors. For example, our acquisitions of Careem and Cornershop may not be successful and may negatively affect our operating results.
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
Our operating results may vary significantly and are not necessarily an indication of future performance. These fluctuations may be a result of a variety of factors, some of which are beyond our control. In addition, we experience seasonal fluctuations in our financial results. For Mobility, we typically generate higher revenue in our fourth quarter compared to other quarters due in part to fourth quarter holiday and business demand, and typically generate lower revenue in our third quarter compared to other quarters due in part to less usage of our platform during peak vacation season in certain cities, such as Paris. We have typically experienced lower quarter-over-quarter growth in Mobility in the first quarter. For Delivery, we expect to experience seasonal increases in our revenue in the first and fourth quarters compared to the second and third quarters, although the historical growth of Delivery has masked these seasonal fluctuations. In 2022, we experienced altered seasonality as a result of the COVID-19 pandemic and related restrictions. These primarily related to COVID-19 variant outbreaks that drove lower Mobility volume and higher Delivery volume. Our growth has made, and may in the future make, seasonal fluctuations difficult to detect. We expect these seasonal trends to become more pronounced over time as our growth slows. Other seasonal trends may develop or these existing seasonal trends may become more extreme, which would contribute to fluctuations in our operating results. In addition to seasonality, our operating results may fluctuate as a result of factors including our ability to attract and retain new platform users, increased competition in the markets in which we operate, our ability to expand our operations in new and existing markets, our ability to maintain an adequate growth rate and effectively manage that growth, our ability to keep pace with technological changes in the industries in which we operate, changes in governmental or other regulations affecting our business, harm to our brand or reputation, and other risks described elsewhere in this Quarterly Report on Form 10-Q. As such, we may not accurately forecast our operating results. We base our expense levels and investment plans on estimates. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If we are unable to achieve sustained profits, our prospects would be adversely affected and investors may lose some or all of the value of their investment.

If our growth slows more significantly than we currently expect, we may not be able to achieve or maintain profitability, which would adversely affect our financial results and future prospects.
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
We may not successfully accomplish any of these objectives. In addition, circumstances that have accelerated the growth of our Delivery offering stemming from stay-at-home order demand related to COVID-19 may not continue in the future. A softening of Driver, consumer, merchant, Shipper, or Carrier demand, whether caused by changes in the preferences of such parties, failure to maintain our brand, changes in the U.S. or global economies, pandemics, licensing fees in various jurisdictions, competition, or other factors, may result in decreased revenue or growth and our financial results and future prospects would be adversely impacted. We expect to continue to incur significant expenses, and if we cannot increase our revenue at a faster rate than the increase in our expenses, we will not achieve or maintain profitability.
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
Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the data sets used, and/or a complex, developing regulatory environment.
Our growing use of artificial intelligence (“AI”) (including machine learning) in our offerings presents additional risks. This technology presents a number of risks inherent in its use. AI algorithms or automated processing of data may be flawed and datasets may be insufficient or contain biased information, which can create discriminatory outcomes. AI algorithms may use third-party AI with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. The United States and other countries may consider comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that the European Commission has proposed the first such framework. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including decisions based on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning and algorithms, have and could impair the acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI ethically in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.
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
As of June 30, 2023, we had total outstanding indebtedness of $9.3 billion aggregate principal amount. In addition, up to approximately $153 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of June 30, 2023. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
In addition, the Organisation for Economic Co-operation and Development (“OECD”) has led international efforts among approximately 140 countries and taxing jurisdictions to propose and implement changes to numerous long-standing tax principles, including, but not limited to, a framework that imposes a minimum tax rate of 15% in each taxing jurisdiction. The process is on-going, and the impact of any changes on our future tax obligations is uncertain.
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
In addition, any businesses we acquire may not perform as well as we expect. Failure to manage and successfully integrate acquired businesses and technologies, including managing internal controls and any privacy, data security or AI risks associated with such acquisitions, may harm our operating results and expansion prospects. For example, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We have maintained our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationships with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing fines or penalties against us. The process of integrating an acquired company, business, or technology or acquired personnel into our company is subject to various risks and challenges, including:
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
In certain jurisdictions, we are subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. In such jurisdictions, we may be subject to regulatory fines and proceedings and, in certain cases, may be required to cease operations altogether if we continue to operate our business as currently conducted, unless and until such laws and regulations are reformed to clarify that our business operations are fully compliant. For example, in September 2020, the Hong Kong Court of Final Appeal issued a ruling against a group of drivers who used the Uber app, concluding that by driving for hire without a Hire Car Permit, they violated the local Road Traffic Ordinance. A judicial review process is pending. However, these developments may adversely affect our ability to offer ridesharing services and negatively impact our financial performance in Hong Kong. As another example, in January 2020, we ceased offering our Mobility products in Colombia after a Colombian court ruled that we violated local competition laws. In response, we appealed the decision, made certain changes to our Mobility products in Colombia and re-launched Mobility in Colombia in February 2020, and in June 2020, the Appeals Court of Bogota revoked its order to block Mobility products in Colombia. Furthermore, in certain of these jurisdictions, we continue to provide our products and offerings while we assess the applicability of these laws and regulations to our products and offerings or while we seek regulatory or policy changes to address concerns with respect to our ability to comply with these laws and regulations. Our decision to continue operating in these instances has come under investigation or has otherwise been subject to scrutiny by government authorities. Our continuation of this practice and other past practices may result in fines or other penalties against us and Drivers imposed by local regulators, potentially increasing the risk that our licenses or permits that are necessary to operate in such jurisdictions will not be renewed. Such fines and penalties have in the past been, and may in the future continue to be, imposed solely on Drivers, which may cause Drivers to stop providing services on our platform. In many instances, we make the business decision as a gesture of goodwill to pay the fines on behalf of Drivers or to pay Drivers’ defense costs, which, in the aggregate, can be in the millions of dollars. Furthermore, such business practices may also result in negative press coverage, which may discourage Drivers and consumers from using our platform and could adversely affect our revenue. In addition, we face regulatory obstacles, including those lobbied for by our competitors or from local governments globally, that have favored and may continue to favor local or incumbent competitors, including obstacles for potential Drivers seeking to obtain required licenses or vehicle certifications. In addition, an increasing number of municipalities have proposed delivery network fee caps with respect to our Delivery offering and caps on surge pricing with respect to our Mobility offering. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or Drivers are required to comply with regulatory and other requirements applicable to taxicab and car services, our revenue and growth would be adversely affected.
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
We are the subject of DOJ inquiries and investigations, as well as enforcement inquiries and investigations by other federal, state and local government agencies and other regulators abroad. Those inquiries and investigations cover a broad range of matters, including but not limited to, our business practices, such as fees, pricing, and related disclosures, relationships with third parties, data privacy practices, and data privacy and security incidents. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the FTC, which the FTC Commissioners approved in October 2018. In November and December 2018, UK, Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. In addition, in July 2022, we entered into a non-prosecution agreement with the DOJ concerning its investigation into our handling of the 2016 Breach. The 2016 Breach has led to, and it, as well as other security incidents we or our third-party service providers experience, may continue to lead to, costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business. In addition, in March 2022, Uber Technologies, Inc. and Uber B.V. were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2014 Breach and the 2016 Breach. These and any past or future privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biennial third-party assessments, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties for, amongst other activities, future failure to report security incidents. In November and December 2018, UK, Dutch and French supervisory authorities imposed fines totaling approximately $1.6 million. We have also entered into settlement agreements with numerous state enforcement agencies. For example, in January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In addition, in September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. In addition, in March 2022, Uber Technologies, Inc. and Uber B.V. were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018. Additionally, in July 2022, we entered into a non-prosecution agreement with the DOJ concerning its investigation into our handling of the 2016 Breach. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. In addition, in July 2020, Drizly publicly disclosed that it had been subject to a data security incident that allowed access to certain personal information of customers on its platform, and in November 2021 Drizly obtained final court approval of a settlement in a resulting class action litigation. Moreover, in January 2023, the FTC announced a final order relating to the data security incident. If Drizly becomes subject to additional liability or regulatory or court orders as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Drizly or we experience, we may face harm to our brand, business disruption, and significant liabilities. Our insurance programs may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities. We may also be impacted by privacy or security incidents at third-party service providers. We rely on third-party service providers to host or otherwise process some of our data and that of platform users, and they have experienced, and may again experience, security and privacy incidents. Any failure by such third party to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such data could have similar adverse consequences for us.
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we have, and may continue to become subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. In addition, the GDPR contains a provision that individuals shall have the right not to be subject to a decision based solely on automated processing, including profiling, which produces legal effects concerning them or similarly significantly affects them. Decisions by us based on AI or automated processing of data, or insufficient disclosures regarding this processing, have and could impair our business or subject us to lawsuits, regulatory investigations or other harm. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, including for automated processing, decision making, and profiling, which will increase our compliance costs and the risks associated with non-compliance. For example, the California Consumer Privacy Act (“CCPA”), which provided new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Other U.S. states have adopted, and likely will continue to adopt, similar laws that provide new consumer privacy rights and business operational requirements. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) in 2018, which is now in effect. These laws may be subject to amendments and regulations that may change over time, or result in additional follow-on laws such as the California Privacy Rights Act (“CPRA”) passed in California in November 2020. For further information on risks related to our use of automated decision making and automated processing, see the risk factor titled “—Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the data sets used, and/or a complex, developing regulatory environment.”
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the EEA. We rely on transfer mechanisms permitted under these laws, including the EU Standard Contract Clauses. Such mechanisms have received heightened regulatory and judicial scrutiny and have undergone modifications, and a 2020 decision by the Court of Justice of the European Union casts doubt on the adequacy of all of the formerly-approved mechanisms for transferring personal data from countries in the EEA to certain other countries such as the United States. While in July 2023 the European Commission deemed a new EU-US Data Privacy Framework adequate for personal data transfers from the EU (and the rest of the EEA) to the US, this Framework may be challenged. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data of Drivers, consumers, or employees in those regions, which could have an adverse effect on our business, financial condition, and operating results. In addition, we may be required to disclose personal data pursuant to demands from government agencies, including from state and city regulators as a requirement for obtaining or maintaining a license or otherwise, from law enforcement agencies, and from intelligence agencies. This disclosure or potential disclosure may result in a failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations, could result in proceedings or actions against us in the same or other jurisdictions, and could have an adverse impact on our reputation and brand. In addition, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationship with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing fines or penalties against us. Further, if any jurisdiction in which we operate changes its laws, rules, or regulations relating to data residency or local computation such that we are unable to comply in a timely manner or at all, we may risk losing our rights to operate in such jurisdictions. This could adversely affect the manner in which we provide our products and offerings and thus materially affect our operations and financial results.
Such data protection laws, rules, and regulations are complex and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. This includes, for example, those relating to the processing of data for purposes of advertising and profile creation, which are subject to evolving disclosure, choice, and consent requirements in the EU, US states, and other jurisdictions. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, and other processing and certain other related business practices and may thereby increase compliance costs or otherwise adversely affect our operations. Additionally, any failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, orders and regulations could result in proceedings or actions against us by individuals, consumer rights groups, governmental entities or agencies, or others. We could incur significant costs investigating and defending such claims and, if found liable, significant damages. Further, these proceedings and any subsequent adverse outcomes may subject us to significant penalties and negative publicity. If any of these events were to occur, our business and financial results could be significantly disrupted and adversely affected.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On June 16, 2023, Tony West, Chief Legal Officer and Corporate Secretary, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. West’s plan provides for the potential sale of up to 75,000 shares of Uber common stock between November 10, 2023 and September 30, 2024.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38902	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-38902	3.2	August 5, 2021
4.1	Supplemental Indenture, dated September 6, 2019, among the Registrant, Rasier, LLC and U.S. Bank National Association, as trustee, relating to the Registrant’s 8.00% Senior Notes due 2026.
4.2
Supplemental Indenture, dated June 2, 2023, among the Registrant, Uber International Holding Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the Registrant’s 7.50% Senior Notes due 2025.

4.3
Supplemental Indenture, dated June 2, 2023, among the Registrant, Uber International Holding Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the Registrant’s 8.00% Senior Notes due 2026.

4.4
Supplemental Indenture, dated June 2, 2023, among the Registrant, Uber International Holding Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the Registrant’s 7.50% Senior Notes due 2027.

4.5
Supplemental Indenture, dated June 2, 2023, among the Registrant, Uber International Holding Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the Registrant’s 6.25% Senior Notes due 2028.

4.6
Supplemental Indenture, dated June 2, 2023, among the Registrant, Uber International Holding Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the Registrant’s 4.50% Senior Notes due 2029.

10.1+	Second Amendment to the Google Maps Master Agreement - Platform Rides and Deliveries Solution Service Schedule, dated June 15, 2023, among Google LLC and the Registrant.
10.2	Clawback Policy.	8-K	001-38902	10.1	June 30, 2023
10.3	Amended and Restated 2019 Executive Severance Plan.	8-K	001-38902	10.2	June 30, 2023
10.4	Employment Agreement, by and between the Registrant and Dara Khosrowshahi, dated June 28, 2023.	8-K	001-38902	10.3	June 30, 2023
10.5	Joinder Agreement, dated July 28, 2023, among the Registrant, Mizuho Bank Ltd., as an incremental revolving lender, Morgan Stanley Senior Funding, Inc., as administrative agent, and other parties thereto.	8-K	001-38902	10.1	August 1, 2023
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

UBER TECHNOLOGIES, INC.

Date: August 2, 2023	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 2, 2023	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)