Form 10-Q
period 2023-09-30
Uber Technologies, Inc
filed 2023-11-07
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of November 2, 2023 was 2,057,858,230.

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
•our expectations regarding future operating performance, including but not limited to our expectations regarding future Monthly Active Platform Consumers (“MAPCs”), Trips, Gross Bookings, and Revenue Margin;
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
•volatility in the business or stock price of our minority-owned companies;
•our ability to meet the requirements of our existing debt and draw on our line of credit;
•our ability to prevent disturbances to our information technology systems;
•our ability to comply with existing, modified, or new laws and regulations applying to our business;
•the impact of contagious disease or outbreaks of viruses, disease or pandemics on our business, results of operations, financial position and cash flows; and
•our ability to implement, maintain, and improve our internal control over financial reporting.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2022	As of September 30, 2023
Assets
Cash and cash equivalents	$4,208	$4,448
Short-term investments	103	725
Restricted cash and cash equivalents	680	833
Accounts receivable, net of allowance of $80 and $84, respectively	2,779	3,000
Prepaid expenses and other current assets	1,479	1,673
Total current assets	9,249	10,679
Restricted cash and cash equivalents	1,789	1,584
Restricted investments	1,614	3,944
Investments	4,401	5,091
Equity method investments	870	50
Property and equipment, net	2,082	2,100
Operating lease right-of-use assets	1,449	1,259
Intangible assets, net	1,874	1,511
Goodwill	8,263	8,140
Other assets	518	1,591
Total assets	$32,109	$35,949
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$728	$799
Short-term insurance reserves	1,692	1,823
Operating lease liabilities, current	201	174
Accrued and other current liabilities	6,232	6,609
Total current liabilities	8,853	9,405
Long-term insurance reserves	3,028	4,337
Long-term debt, net of current portion	9,265	9,252
Operating lease liabilities, non-current	1,673	1,565
Other long-term liabilities	786	871
Total liabilities	23,605	25,430
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	430	394
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,005,486 and 2,053,437 shares issued and outstanding, respectively	—	—
Additional paid-in capital	40,550	42,147
Accumulated other comprehensive loss	(443)	(480)
Accumulated deficit	(32,767)	(32,309)
Total Uber Technologies, Inc. stockholders' equity	7,340	9,358
Non-redeemable non-controlling interests	734	767
Total equity	8,074	10,125
Total liabilities, redeemable non-controlling interests and equity	$32,109	$35,949
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	$8,343	$9,292	$23,270	$27,345
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5,173	5,626	14,352	16,400
Operations and support	617	683	1,808	1,987
Sales and marketing	1,153	941	3,634	3,421
Research and development	760	797	2,051	2,380
General and administrative	908	646	2,391	2,079
Depreciation and amortization	227	205	724	620
Total costs and expenses	8,838	8,898	24,960	26,887
Income (loss) from operations	(495)	394	(1,690)	458
Interest expense	(146)	(166)	(414)	(478)
Other income (expense), net	(535)	(52)	(7,796)	513
Income (loss) before income taxes and income from equity method investments	(1,176)	176	(9,900)	493
Provision for (benefit from) income taxes	58	(40)	(97)	80
Income from equity method investments	30	3	65	43
Net income (loss) including non-controlling interests	(1,204)	219	(9,738)	456
Less: net income (loss) attributable to non-controlling interests, net of tax	2	(2)	(2)	(2)
Net income (loss) attributable to Uber Technologies, Inc.	$(1,206)	$221	$(9,736)	$458
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(0.61)	$0.11	$(4.96)	$0.23
Diluted	$(0.61)	$0.10	$(4.97)	$0.20
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,979,299	2,044,688	1,964,483	2,027,148
Diluted	1,979,299	2,108,479	1,968,228	2,080,686
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net income (loss) including non-controlling interests	$(1,204)	$219	$(9,738)	$456
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	295	(37)	114	(35)
Change in unrealized gain (loss) on investments in available-for-sale debt securities	—	—	—	(2)
Other comprehensive income (loss), net of tax	295	(37)	114	(37)
Comprehensive income (loss) including non-controlling interests	(909)	182	(9,624)	419
Less: comprehensive income (loss) attributable to non-controlling interests	2	(2)	(2)	(2)
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$(911)	$184	$(9,622)	$421
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

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2022	$430	2,005,486	$—	$40,550	$(443)	$(32,767)	$734	$8,074
Exercise of stock options	—	1,208	—	5	—	—	—	5
Stock-based compensation	—	—	—	482	—	—	—	482
Issuance of common stock for settlement of RSUs	—	12,708	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(208)	—	(7)	—	—	—	(7)
Foreign currency translation adjustment	—	—	—	—	(155)	—	—	(155)
Net income (loss)	(11)	—	—	—	—	(157)	11	(146)
Balance as of March 31, 2023	419	2,019,194	—	41,030	(598)	(32,924)	745	8,253
Exercise of stock options	—	1,859	—	10	—	—	—	10
Stock-based compensation	—	—	—	515	—	—	—	515
Issuance of common stock for settlement of RSUs	—	14,096	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	4,078	—	85	—	—	—	85
Shares withheld related to net share settlement	—	(76)	—	(3)	—	—	—	(3)
Repurchase of restricted common stock awards	—	(259)	—	—	—	—	—	—
Unrealized gain (loss) on investments in available-for-sale debt securities, net of tax	—	—	—	—	(2)	—	—	(2)
Foreign currency translation adjustment	—	—	—	—	157	—	—	157
Net income (loss)	(11)	—	—	—	—	394	11	405
Balance as of June 30, 2023	408	2,038,892	—	41,637	(443)	(32,530)	756	9,420
Exercise of stock options	—	1,185	—	9	—	—	—	9
Stock-based compensation	—	—	—	504	—	—	—	504
Issuance of common stock for settlement of RSUs	—	13,433	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(73)	—	(3)	—	—	—	(3)
Foreign currency translation adjustment	(1)	—	—	—	(37)	—	—	(37)
Net income (loss)	(13)	—	—	—	—	221	11	232
Balance as of September 30, 2023	$394	2,053,437	$—	$42,147	$(480)	$(32,309)	$767	$10,125
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2023
Cash flows from operating activities
Net income (loss) including non-controlling interests	$(9,738)	$456
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	724	620
Bad debt expense	76	63
Stock-based compensation	1,311	1,466
Gain on business divestitures	(14)	—
Deferred income taxes	(251)	32
Income from equity method investments, net	(65)	(43)
Unrealized (gain) loss on debt and equity securities, net	7,797	(610)
Loss from sale of investment	—	74
Impairments of goodwill, long-lived assets and other assets	15	77
Impairment of equity method investment	182	—
Revaluation of MLU B.V. call option	(180)	—
Unrealized foreign currency transactions	25	156
Other	5	(25)
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(219)	(363)
Prepaid expenses and other assets	(57)	(1,181)
Operating lease right-of-use assets	142	141
Accounts payable	(80)	86
Accrued insurance reserves	485	1,439
Accrued expenses and other liabilities	897	511
Operating lease liabilities	(169)	(137)
Net cash provided by operating activities	886	2,762
Cash flows from investing activities
Purchases of property and equipment	(193)	(168)
Purchases of non-marketable equity securities	(14)	(42)
Purchases of marketable securities	—	(5,930)
Proceeds from maturities and sales of marketable securities	376	2,993
Proceeds from sale of equity method investment	—	721
Proceeds from business divestiture	26	—
Acquisition of businesses, net of cash acquired	(59)	—
Other investing activities	(4)	19
Net cash provided by (used in) investing activities	132	(2,407)
Cash flows from financing activities
Issuance of term loans and notes, net of issuance costs	—	1,121
Principal repayment on term loan and notes	—	(1,150)
Principal repayments on Careem Notes	—	(25)
Principal payments on finance leases	(147)	(118)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	59	85
Proceeds from issuance and sale of subsidiary stock units	255	—

Other financing activities	(63)	(54)
Net cash provided by (used in) financing activities	104	(141)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(293)	(26)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	829	188
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	7,805	6,677
End of period	$8,634	$6,865

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$4,865	$4,448
Restricted cash and cash equivalents-current	593	833
Restricted cash and cash equivalents-non-current	3,176	1,584
Total cash and cash equivalents, and restricted cash and cash equivalents	$8,634	$6,865

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$390	$469
Income taxes, net of refunds	149	170
Non-cash investing and financing activities:
Finance lease obligations	176	203
Right-of-use assets obtained in exchange for lease obligations	228	47
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
Careem non-ridesharing business
In April 2023, we entered into a series of agreements with Emirates Telecommunication Group Company (“e&”) whereby e& will contribute $400 million into the Careem Inc. (“Careem”) non-ridesharing business in exchange for a majority equity interest. At the closing date of the transaction, we will retain an approximately 42% ownership interest in the Careem non-ridesharing business. We will continue to fully own the ridesharing business of Careem. The transaction is subject to regulatory approval and other customary closing conditions, and is expected to close in the fourth quarter of 2023.
As of September 30, 2023, the assets and liabilities of the Careem non-ridesharing business have been accounted for as held for sale. The impact on our condensed consolidated balance sheet was not material.
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
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Mobility revenue (1)	$3,822	$5,071	$9,893	$14,295
Delivery revenue (1)	2,770	2,935	7,970	9,085
Freight revenue	1,751	1,286	5,407	3,965
Total revenue	$8,343	$9,292	$23,270	$27,345
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
United States and Canada ("US&CAN")	$5,000	$4,940	$14,498	$15,201
Latin America ("LatAm")	518	642	1,431	1,834
Europe, Middle East and Africa ("EMEA")	1,878	2,560	4,851	7,066
Asia Pacific ("APAC")	947	1,150	2,490	3,244
Total revenue	$8,343	$9,292	$23,270	$27,345
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
Contract Balances and Remaining Performance Obligation
Contract liabilities represent consideration collected prior to satisfying our performance obligations. As of September 30, 2023, we had $128 million of contract liabilities included in accrued and other current liabilities as well as other long-term liabilities on the condensed consolidated balance sheet. Revenue recognized from these contracts during the three and nine months ended September 30, 2022 and 2023 was not material.
Our remaining performance obligation for contracts with an original expected length of greater than one year is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of September 30, 2023	$23	$105	$128

Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2022	September 30, 2023
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$44	$318
Commercial paper	46	351
Corporate bonds	13	53
Certificates of deposit	—	3
Short-term investments	$103	$725

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$1,614	$3,944
Restricted investments	$1,614	$3,944

Classified as investments:
Non-marketable equity securities:
Didi	$1,802	$1,831
Other (2)	312	322
Marketable equity securities:
Grab	1,726	1,897
Aurora	364	766
Other	87	165
Note receivable from a related party (2)	110	110
Investments	$4,401	$5,091
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

	As of December 31, 2022				As of September 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,005	$—	$—	$1,005	$1,351	$—	$—	$1,351
U.S. government and agency securities	—	1,975	—	1,975	—	4,363	—	4,363
Commercial paper	—	76	—	76	—	385	—	385
Corporate bonds	—	15	—	15	—	53	—	53
Certificates of deposit	—	—	—	—	—	3	—	3
Non-marketable equity securities	—	—	3	3	—	—	3	3
Marketable equity securities	2,177	—	—	2,177	2,829	—	—	2,829
Note receivable from a related party	—	—	110	110	—	—	110	110
Total financial assets	$3,182	$2,066	$113	$5,361	$4,180	$4,804	$113	$9,097
Financial Liabilities
MLU B.V. Call Option (1)	$—	$—	$2	$2	$—	$—	$—	$—
Total financial liabilities	$—	$—	$2	$2	$—	$—	$—	$—
(1) Refer to Note 4 – Equity Method Investments for further information.
As of December 31, 2022 and September 30, 2023, the amortized cost of our debt securities measured at fair value on a recurring basis approximates fair value. We did not record any material unrealized gains or losses, or credit losses as of December 31, 2022 and September 30, 2023. The weighted-average remaining maturity of our debt securities was less than one year as of September 30, 2023.
During the nine months ended September 30, 2023, we did not make any transfers into or out of Level 3 of the fair value hierarchy.
Zomato
During the third quarter of 2022, we completed the sale of $418 million of our entire stake in Zomato Media Private Limited (“Zomato”) ordinary shares for net proceeds of $376 million and recognized an immaterial loss from this transaction in other income (expense), net in our condensed consolidated statements of operations.
Fair Value Hierarchy
We measure our cash equivalents and certain investments at fair value. Level 1 instrument valuations are based on quoted market prices of the identical underlying security. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations are based on unobservable inputs and other estimation techniques due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.
As of December 31, 2022 and September 30, 2023, our Level 3 non-marketable equity securities and note receivable from a related party primarily consist of common stock investments, redeemable preferred stock investments and convertible secured notes that may be converted into common or preferred stock in privately held companies without readily determinable fair values.
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
Financial Assets and Liabilities Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2023, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Equity Securities	Note Receivable	MLU B.V. Call Option
Balance as of December 31, 2022	$3	$110	$2
Change in fair value
Included in earnings	—	—	(2)
Balance as of September 30, 2023	$3	$110	$—
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
During the three and nine months ended September 30, 2022, we recognized an unrealized loss of $641 million and $1.8 billion, respectively, in other income (expense), net in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, we recognized an unrealized gain of $132 million and $29 million, respectively, in other income (expense), net in our condensed consolidated statements of operations.
We did not record any other material unrealized or realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2022 and 2023.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2022	September 30, 2023
Initial cost basis	$1,700	$1,717
Upward adjustments	1,052	1,546
Downward adjustments (including impairment)	(641)	(1,113)
Total carrying value at the end of the period	$2,111	$2,150

Note 4 – Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of
	December 31, 2022	September 30, 2023
MLU B.V.	$816	$—
Mission Bay 3 & 4	34	31
Other	20	19
Total equity method investments	$870	$50
MLU B.V. Investment
During 2018, we closed a transaction that contributed the net assets of our Uber/CIS operations into a newly formed private limited liability company (“MLU B.V.”), with Yandex and us holding ownership interests in MLU B.V.
We review for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable. During the first quarter of 2022, we determined that our investment in MLU B.V. was other-than-temporarily impaired and recorded an impairment charge of $182 million in other income (expense), net in the condensed consolidated statement of operations. The impairment was primarily due to consensus projections of a protracted recession of the Russian economy as a result of Russia’s invasion of Ukraine. To determine the fair value of our investment in MLU B.V., we utilized a market approach referencing revenue multiples from publicly traded peer companies.
Sale of Our Remaining Interest in MLU B.V.
On April 21, 2023, we entered into and closed on a definitive agreement to sell our remaining 29% equity interest in MLU B.V. to Yandex for $703 million in cash and recognized an immaterial loss from this transaction recorded in other income (expense), net in our condensed consolidated statements of operations during the three and nine months ended September 30, 2023. After this transaction, we no longer have an equity interest in MLU B.V.
MLU B.V. Call Option
On August 30, 2021, we granted Yandex an option (“MLU B.V. Call Option”) to acquire our remaining equity interest in MLU B.V. during a two-year period as part of the agreement with Yandex to restructure our joint ventures in 2021. The MLU B.V. Call Option was recorded as a liability in accrued and other current liabilities on our condensed consolidated balance sheets and measured at fair value on a recurring basis with changes in fair value recorded in other income (expense), net in the condensed consolidated statements of operations.
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
As part of our sale of our remaining interest in MLU B.V. to Yandex during the second quarter of 2023, the MLU B.V. Call Option was extinguished and we recognized an immaterial gain in other income (expense), net in our condensed consolidated statements of operations during the three and nine months ended September 30, 2023.
Note 5 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2023 (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2022	$2,421	$4,405	$1,437	$8,263
Reclass to Assets held for sale	—	(36)	—	(36)
Loss on disposal	(9)	—	—	(9)
Foreign currency translation and other adjustments	(84)	(1)	7	(78)
Balance as of September 30, 2023	$2,328	$4,368	$1,444	$8,140
Intangible Assets
The components of intangible assets, net were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2022
Consumer, Merchant and other relationships	$1,825	$(506)	$1,319	9
Developed technology	921	(517)	404	5
Trade name, trademarks and other	247	(96)	151	6
Intangible assets	$2,993	$(1,119)	$1,874

	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value (1)	Weighted Average Remaining Useful Life - Years
September 30, 2023
Consumer, Merchant and other relationships	$1,797	$(646)	$1,151	8
Developed technology	890	(591)	299	5
Trade name, trademarks and other	154	(93)	61	5
Intangible assets	$2,841	$(1,330)	$1,511
(1) Excludes assets accounted for as held for sale.
Amortization expense for intangible assets subject to amortization was $126 million and $89 million for the three months ended September 30, 2022 and 2023, respectively. Amortization expense for intangible assets subject to amortization was $409 million and $274 million for the nine months ended September 30, 2022 and 2023, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2023 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2023	$80
2024	285
2025	253
2026	191
2027	175
Thereafter	525
Total	$1,509

Note 6 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2022	September 30, 2023	Effective Interest Rates	Maturities
2025 Refinanced Term Loan	$1,433	$—	—%	—
2027 Refinanced Term Loan	1,078	—	—%	—
2030 Refinanced Term Loans	—	2,492	8.3%	March 3, 2030
2025 Senior Note	1,000	1,000	7.7%	May 15, 2025
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	1,500	1,500	4.7%	August 15, 2029
2025 Convertible Notes	1,150	1,150	0.2%	December 15, 2025
Total debt	9,361	9,342
Less: unamortized discount and issuance costs	(69)	(65)
Less: current portion of long-term debt	(27)	(25)
Total long-term debt	$9,265	$9,252
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
The 2030 Refinanced Term Loans have a maturity date of March 3, 2030. The interest rate for the 2030 Refinanced Term Loans is Secured Overnight Financing Rate (“SOFR”) plus 2.75% per annum, subject to a floor of 0.00%. The refinancing transactions qualified as both a debt modification and debt extinguishment. As a result, we recognized an immaterial loss on debt extinguishment during the nine months ended September 30, 2023 in interest expense in our condensed consolidated statement of operations. The refinancing transactions resulted in: (i) $1.1 billion cash inflow from the issuance of the 2030 Refinanced Term Loans, net of issuance costs, from new lenders and additional principal from existing lenders; (ii) a $1.1 billion cash outflow of principal payments on the 2025 Refinanced Term Loan and 2027 Refinanced Term Loan to exiting lenders and lower principal from existing lenders. The cash inflow and cash outflow are recorded within cash flows from financing activities in our condensed statement of cash flows during nine months ended September 30, 2023.
The 2030 Refinanced Term Loans are guaranteed by certain of our material domestic restricted subsidiaries. The 2030 Refinanced Term Loans agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of September 30, 2023. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair value of our 2030 Refinanced Term Loans was $2.5 billion as of September 30, 2023 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
As of September 30, 2023, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
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
The fair value of our 2025 Convertible Notes was $1.1 billion as of September 30, 2023 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
The 2025, 2026, 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of September 30, 2023.
The following table presents the fair values of our Senior Notes as of September 30, 2023, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of September 30, 2023
2025 Senior Note	$1,008
2026 Senior Note	1,519
2027 Senior Note	1,210
2028 Senior Note	489
2029 Senior Note	1,341
Total	$5,567

The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long-term debt, for the three and nine months ended September 30, 2022 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Contractual interest coupon	$139	$147	$396	$439
Amortization of debt discount and issuance costs	3	4	11	14
Total interest expense from long-term debt	$142	$151	$407	$453
Revolving Credit Arrangements
We have a revolving credit agreement initially entered into during 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). On April 4, 2022, we entered into an amendment to our Revolving Credit Facility to, among other things, (i) provide for approximately $2.2 billion of revolving credit commitments, (ii) extend the maturity date for the commitments and loans from June 13, 2023 to April 4, 2027, (iii) reduce the minimum liquidity covenant from $1.5 billion to $1.0 billion, (iv) replace the London Interbank Offered Rate (“LIBOR”) based interest rate with a SOFR based interest rate, and (v) make certain other changes to the negative covenants under the amended revolving credit agreement. The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends. As of September 30, 2023, there was no balance outstanding on the Revolving Credit Facility.
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
In February 2023, Uber Freight Holding Corporation (“Freight Holding”) entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding and is considered non-recourse to us. As of September 30, 2023, there was no balance outstanding on Freight Holding’s revolving credit facility.
Letters of Credit
For purposes of securing obligations related to leases and other contractual obligations, we also maintain an agreement for letters of credit, which is collateralized by our Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2022 and September 30, 2023, we had letters of credit outstanding of $839 million and $938 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $261 million and $188 million, respectively.

Note 7 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2022	September 30, 2023
Prepaid expenses	$310	$424
Other receivables	710	669
Other	459	580
Prepaid expenses and other current assets	$1,479	$1,673
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2022	September 30, 2023
Accrued legal, regulatory and non-income taxes	$1,573	$1,558
Accrued Drivers and Merchants liability	1,593	1,903
Accrued compensation and employee benefits	587	558
Income and other tax liabilities	476	553
Commitment to issue unsecured convertible notes in connection with Careem acquisition	152	128
Other	1,851	1,909
Accrued and other current liabilities	$6,232	$6,609
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2022	September 30, 2023
Deferred tax liabilities	$27	$82
Other	759	789
Other long-term liabilities	$786	$871
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2021	$(524)	$—	$(524)
Other comprehensive income (loss) before reclassifications	114	—	114
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	114	—	114
Balance as of September 30, 2022	$(410)	$—	$(410)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2022	$(443)	$—	$(443)
Other comprehensive income (loss) before reclassifications	(175)	(2)	(177)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	140	—	140
Other comprehensive income (loss)	(35)	(2)	(37)
Balance as of September 30, 2023	$(478)	$(2)	$(480)
(1) The amounts were reported as part of the loss from the sale of our remaining interest in MLU B.V., which was recorded in other income (expense), net in our condensed consolidated statements of operations during the nine months ended September 30, 2023. Refer to Note 4 – Equity Method Investments for further information.
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Interest income	$38	$130	$66	$324
Foreign currency exchange gains (losses), net	(48)	(92)	(76)	(185)
Gain on business divestitures	14	—	14	—
Unrealized gain (loss) on debt and equity securities, net (1)	(550)	(96)	(7,797)	610
Impairment of equity method investment (2)	—	—	(182)	—
Revaluation of MLU B.V. call option (3)	10	—	180	—
Loss from sale of investment (4)	—	—	—	(74)
Other, net	1	6	(1)	(162)
Other income (expense), net	$(535)	$(52)	$(7,796)	$513
(1) During the three months ended September 30, 2022, unrealized loss on debt and equity securities, net primarily represents changes in the fair value of our equity securities: primarily due to a $641 million unrealized loss on our Didi investment, partially offset by a $90 million unrealized gain on our Aurora investment recognized during the third quarter of 2022.
During the nine months ended September 30, 2022, unrealized loss on debt and equity securities, net primarily represents changes in the fair value of our equity securities: including a $2.7 billion unrealized loss on our Aurora investment, a $2.4 billion unrealized loss on our Grab investment, a $1.8 billion unrealized loss on our Didi investment, a $747 million change of fair value on our Zomato investment, as well as a $106 million net loss on our other investments in securities accounted for under the fair value option.
During the three months ended September 30, 2023, unrealized loss on debt and equity securities, net primarily represents changes in the fair value of our equity securities: primarily due to $194 million unrealized loss on our Aurora investment, a $97 million unrealized loss on our Joby investment, partially offset by a $132 million unrealized gain on our Didi investment and a $59 million unrealized gain on our Grab investment.
During the nine months ended September 30, 2023, unrealized gain on debt and equity securities, net primarily represents changes in the fair value of our equity securities, including a $327 million unrealized gain on our Aurora investment, a $171 million unrealized gain on our Grab investment, a $79 million unrealized gain on our Joby investment, and a $29 million unrealized gain on our Didi investment.
(2) During the nine months ended September 30, 2022, impairment of equity method investment represents a $182 million impairment loss recorded on our MLU B.V. equity method investment. Refer to Note 4 – Equity Method Investments for further information.
(3) During the nine months ended September 30, 2022, revaluation of MLU B.V. call option represents a $180 million net gain for the change in fair value of the MLU B.V. Call Option. Refer to Note 4 – Equity Method Investments for further information.
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
Stock Option and SAR Activity
A summary of stock option and SAR activity for the nine months ended September 30, 2023 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2022	153	20,039	$13.90	3.47	$279
Granted	—	403	$32.99
Exercised	(10)	(4,236)	$5.59
Canceled and forfeited	(1)	(154)	$6.93
As of September 30, 2023	142	16,052	$16.60	2.89	$479
Vested and expected to vest as of September 30, 2023	138	11,683	$11.25	2.56	$411
Exercisable as of September 30, 2023	138	11,683	$11.25	2.56	$411
RSU Activity
The following table summarizes the activity related to our RSUs for the nine months ended September 30, 2023 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2022	98,167	$34.70
Granted	59,322	$33.62
Vested	(40,303)	$34.47
Canceled and forfeited	(11,856)	$34.65
Unvested and outstanding as of September 30, 2023	105,330	$34.17
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Operations and support	$41	$49	$114	$132
Sales and marketing	26	24	76	74
Research and development	292	310	765	917
General and administrative	123	109	356	343
Total	$482	$492	$1,311	$1,466
As of September 30, 2023, there was $3.5 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.59 years.

The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements were not material during the three and nine months ended September 30, 2022 and 2023, respectively.
Note 9 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $58 million and $(97) million for the three and nine months ended September 30, 2022, respectively, and $(40) million and $80 million for the three and nine months ended September 30, 2023, respectively. During the three months ended September 30, 2022, the income tax expense was primarily driven by the current tax on our foreign earnings, offset by the deferred U.S. tax impact related to our investments in Aurora, Zomato, and Grab. During the nine months ended September 30, 2022, the income tax benefit was primarily driven by the deferred U.S. tax impact related to our investments in Aurora, Grab, Didi, and Zomato, offset by current tax on our foreign earnings. During the three and nine months ended September 30, 2023, the income tax expense/(benefit) was primarily driven by our foreign operations. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on our U.S. and Netherlands' deferred tax assets and foreign tax rate differences.
During the nine months ended September 30, 2023, the amount of gross unrecognized tax benefits decreased by $269 million, of which approximately $109 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $160 million of unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
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
Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Any changes to unrecognized tax benefits recorded as of September 30, 2023 that are reasonably possible to occur within the next 12 months are not expected to be material.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through September 30, 2023. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
Uber has a valuation allowance against a majority of our deferred tax assets and will continue to maintain it until we have sufficient evidence to support the future utilization of these assets. The related analysis is performed at the jurisdictional level.
Based on our assessment of current income and anticipated future earnings, there is a reasonable possibility that we will have sufficient evidence to release a significant portion of the valuation allowance in the U.S. within the next 12 months. However, our judgment regarding future earnings and the exact timing and amount of any valuation allowance release are subject to change due to many factors, including future market conditions and the ability to successfully execute our business plans.
Release of the valuation allowance would result in the recognition of net deferred tax assets on our consolidated balance sheet and would decrease income tax expense in the period the release is recorded.
Note 10 – Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the periods presented. Diluted net income (loss) per share is computed by giving effect to all potential weighted average dilutive common stock. For diluted net income (loss) per share, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if-converted method, as applicable.
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Basic net income (loss) per share:
Numerator
Net income (loss) including non-controlling interests	$(1,204)	$219	$(9,738)	$456
Net income (loss) attributable to non-controlling interests, net of tax	2	(2)	(2)	(2)
Net income (loss) attributable to common stockholders	$(1,206)	$221	$(9,736)	$458
Denominator
Basic weighted-average common stock outstanding	1,979,299	2,044,688	1,964,483	2,027,148
Basic net income (loss) per share attributable to common stockholders (1)	$(0.61)	$0.11	$(4.96)	$0.23
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(1,206)	$221	$(9,736)	$458
Net loss attributable to Freight Holding convertible common shares non-controlling interest, net of tax	—	(14)	(49)	(42)
Interest expense, amortization of debt discount and issuance costs of 2025 Convertible Notes and Careem Notes	—	1	—	2
Diluted net income (loss) attributable to common stockholders	$(1,206)	$208	$(9,785)	$418
Denominator
Number of shares used in basic net income (loss) per share computation	1,979,299	2,044,688	1,964,483	2,027,148
Weighted-average effect of potentially dilutive securities:
Stock options	—	10,056	—	10,262
RSUs	—	33,901	—	21,612
Assumed common shares issued from outstanding RSAs	—	189	—	104
Warrants	—	73	—	73
Common shares issued for ESPP	—	377	—	622
Assumed redemption of Freight Holding convertible common shares, non-controlling interest	—	2,648	3,745	4,318
2025 Convertible Notes	—	14,226	—	14,226
Careem Notes	—	2,321	—	2,321
Diluted weighted-average common stock outstanding	1,979,299	2,108,479	1,968,228	2,080,686
Diluted net income (loss) per share attributable to common stockholders (1)	$(0.61)	$0.10	$(4.97)	$0.20
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Freight Holding contingently redeemable preferred stock	25,914	17,511	25,914	17,511
RSUs	107,191	6,681	107,191	6,681
Stock options	21,126	614	21,126	546
Common stock subject to repurchase	2,993	—	2,993	—
Shares committed under ESPP	5,617	1,247	5,617	1,247
Warrants to purchase common stock	73	—	73	—
Convertible notes	18,503	—	18,503	—
Total	181,417	26,053	181,417	25,985

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
The following table provides information about our segments and a reconciliation of total Segment Adjusted EBITDA to income (loss) from operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Segment Adjusted EBITDA:
Mobility	$898	$1,287	$2,287	$3,517
Delivery	181	413	310	1,030
Freight	1	(13)	8	(50)
Total Segment Adjusted EBITDA	1,080	1,687	2,605	4,497
Reconciling items:
Corporate G&A and Platform R&D (1)	(564)	(595)	(1,557)	(1,728)
Depreciation and amortization	(227)	(205)	(724)	(620)
Stock-based compensation expense	(482)	(492)	(1,311)	(1,466)
Legal, tax, and regulatory reserve changes and settlements (2)	(283)	13	(651)	(82)
Goodwill and asset impairments/loss on sale of assets	—	(2)	(17)	(85)
Acquisition, financing and divestitures related expenses	(19)	(9)	(39)	(27)
COVID-19 response initiatives	—	—	(1)	—
Gain (loss) on lease arrangement, net	—	1	(7)	4
Restructuring and related charges	—	(4)	(2)	(35)
Mass arbitration fees, net	—	—	14	—
Income (loss) from operations	$(495)	$394	$(1,690)	$458
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
(2) Legal, tax, and regulatory reserve changes and settlements are primarily related to certain significant legal proceedings or governmental investigations related to worker classification definitions, or tax agencies challenging our non-income tax positions.

These matters have limited precedent, cover extended historical periods and are unpredictable in both magnitude and timing, therefore are distinct from normal, recurring legal, tax and regulatory matters and related expenses incurred in our ongoing operating performance.
Note 12 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2022 and September 30, 2023, we had recorded aggregate liabilities of $1.6 billion and $1.6 billion, respectively, of which $614 million and $379 million, respectively, relate to non-income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
On March 13, 2023, the California Court of Appeal overturned a lower court’s ruling that Proposition 22 is unconstitutional, which means that Proposition 22 remains in effect. Service Employees International Union has petitioned the California Supreme Court for review. The California Supreme Court granted review on June 28, 2023, and has set a briefing schedule. We expect a decision in 2024.
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. Trial has been set for summer of 2024, and the AG is currently only seeking an order regarding driver classification without any claims for monetary damages. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
New York Attorney General
The New York Attorney General has alleged misclassification of Drivers and related employment violations in New York by Uber as well as fraud related to certain deductions. In November 2023, we have reached an agreement to resolve this matter. The amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2023.
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
On June 3, 2022, the Federal Tribunal issued two rulings by which both Drivers and Couriers in the Canton of Geneva are classified as employees of Uber B.V., Uber Portier B.V. and Uber Switzerland GmbH. Following the ruling of the Federal Tribunal on Eats, we received an injunction of payment from the SVA Zürich that states that couriers shall be considered employees for social security purposes since the launch of Uber Eats. We reached a settlement with the Canton of Geneva on Mobility.
On October 2, 2023, the Swiss Federal Tax authorities ruled that Drivers are independent contractors for VAT purposes, based on the changes implemented in the App. This ruling will be used to support the Company’s position in the Social Security proceedings.
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2023.
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
The NJ DOL has initiated an audit for the period of 2021 through 2022. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2023.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period. In 2022, we received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for the years 2018 - 2020 covering couriers who used the Postmates platform and received an assessment in June 2023. We are in the process of appealing the assessment. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheets as of September 30, 2023.
New York Department of Labor
In February 2020, the New York Department of Labor (“NYDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2013 through 2020. The NYDOL issued an assessment in November 2022 against Uber. In November 2023, the parties have reached an agreement to resolve backwards looking liability associated with unemployment contributions and will be paying unemployment insurance contributions going forward. The amount accrued for the resolution of this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2023.
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
In June 2023, we received an assessment from the UK Tax Authorities (“HMRC”) that disputed our application of VAT Order 1987 application for the period of March 2022 to March 2023 and included an assessment of £386 million (approximately $487 million) for unpaid VAT. In July 2023, we paid the assessment in order to proceed with the appeals process. In September 2023, the HMRC updated the assessment and we paid an additional £107 million (approximately $135 million). The payments do not represent our acceptance of the assessments. The payments are recorded as a receivable because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to prior or future periods, which we will be required to pay in order to continue with the appeals process. Any payments are expected to decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal.
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
Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2022 and September 30, 2023 were $3.9 billion and $3.6 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2022 and September 30, 2023 were $789 million and $745 million, respectively.
Uber Freight Holding Corporation
As of September 30, 2023, we own the majority of the issued and outstanding capital stock of Uber Freight Holding Corporation (“Freight Holding”) and report a non-controlling interest as further described in Note 14 – Non-Controlling Interests.
In February 2023, Freight Holding entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding and is considered non-recourse to us. As of September 30, 2023, there was no balance outstanding on Freight Holding’s revolving credit facility.
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
In February 2023, Careem Qatar’s ridesharing operations had shut down and an immaterial loss on disposal was recognized. The entity remains consolidated as of September 30, 2023 as we continue to be the primary beneficiary of the remaining business operations.

Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amounts of both assets and liabilities recognized on the condensed consolidated balance sheets related to unconsolidated VIEs were $548 million and $531 million as of December 31, 2022 and September 30, 2023, respectively, and represent our maximum exposure to loss associated with the unconsolidated VIEs.
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
Moove
On February 12, 2021 (the “Moove Closing Date”), we entered into and completed a series of agreements with Garment Investments S.L. dba Moove (“Moove”), a vehicle fleet operator in Spain. The series of agreements included (i) an equity investment, through preferred shares, in which Uber acquired a 30% minority interest in Moove from its current shareholders at closing and up to approximately $185 million contingent on future performance of Moove and certain other conditions through the eighth anniversary of the agreement, (ii) a term loan of $213 million to Moove, due February 2026, and (iii) a commercial partnership agreement. Also included in the agreements is an option for us to purchase common stock of Moove at fair value, beginning two years after the Moove Closing Date. As of September 30, 2023, we have not exercised this option. After this series of agreements, Moove is considered a related party.
In February 2023, we entered into a settlement and amendment agreement (“Moove Settlement”) with Moove, a related party, to settle certain contingent considerations agreements. As a result of the Moove Settlement, we made an immaterial payment to Moove. The remaining contingent liability is recorded within accrued and other current liabilities on our condensed consolidated balance sheet as of September 30, 2023 and is not material.
Our equity investment in Moove, through preferred shares, is accounted for as an investment in non-marketable equity securities included in investments on our condensed consolidated balance sheets. The term loan, of $240 million as of September 30, 2023, is accounted for as a loan receivable, carried at amortized cost, and included in other assets on our condensed consolidated balance sheets. Refer to Note 3 – Investments and Fair Value Measurement, Assets Measured at Fair Value on a Non-Recurring Basis, for additional information regarding our non-marketable equity securities.
Moove is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Moove’s economic risks and rewards through our equity investment, the term loan and commercial partnership agreement, which represent variable interests.
Note 14 – Non-Controlling Interests
Freight Holding
As of December 31, 2022 and September 30, 2023, we owned 74% and 74%, respectively, of the issued and outstanding capital stock of our subsidiary Freight Holding, or 73% and 72%, respectively, on a fully-diluted basis if all common shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. The minority stockholders of Freight Holding include: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) employees who hold fully vested shares.
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

The 2020 Freight Series A Investor’s Freight Series A preferred stock may be called by us at our option after October 2025 at the Freight Series A liquidation preference. Beginning after October 2023, if certain events have not occurred including Freight Holding consummating an IPO, 2020 Freight Series A Investor’s Freight Series A preferred stock could become redeemable by us at the Freight Series A liquidation preference or fair market value. Upon redemption, the 2020 Freight Series A Investor’s Freight Series A preferred stock would be settled in either cash or Uber common shares at our option. On October 6, 2023, the 2020 Freight Series A Investor exercised their right to require that either Freight Holding conduct an IPO or we redeem them as described above, which will be determined by October 2024.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within thirty days.
As of December 31, 2022 and September 30, 2023, the liability related to the supplier financing program was immaterial and the amounts are included within accounts payable on the condensed consolidated balance sheets.

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
Overview
We are a technology platform that uses a massive network, leading technology, operational excellence, and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform. We connect consumers with providers of ride services, merchants as well as delivery service providers for meal preparation, grocery and other delivery services. Uber also connects consumers with public transportation networks. We use this same network, technology, operational excellence, and product expertise to connect Shippers with Carriers in the freight industry by providing Carriers with the ability to book a shipment, transportation management and other logistics services. We are also developing technologies designed to provide new solutions to solve everyday problems.
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
On March 13, 2023, the California Court of Appeal overturned a lower court’s ruling that Proposition 22 is unconstitutional, which means that Proposition 22 remains in effect. Service Employees International Union has petitioned the California Supreme Court for review. The California Supreme Court granted review on June 28, 2023, and has set a briefing schedule. We expect a decision in 2024.
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
In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Estimates” and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Financial and Operational Highlights

	Three Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	124	142	15%
Trips (2)	1,953	2,441	25%
Gross Bookings (2)	$29,119	$35,281	21%	20%
Revenue	$8,343	$9,292	11%	10%
Income (loss) from operations	$(495)	$394	**
Net income (loss) attributable to Uber Technologies, Inc. (3)	$(1,206)	$221	**
Mobility Adjusted EBITDA	$898	$1,287	43%
Delivery Adjusted EBITDA	$181	$413	128%
Adjusted EBITDA (1), (2)	$516	$1,092	112%

	Nine Months Ended September 30,
	2022	2023	% Change
Net cash provided by operating activities (4)	$886	$2,762	212%
Free cash flow (1), (4)	$693	$2,594	274%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
(3) Net income (loss) attributable to Uber Technologies, Inc. included stock-based compensation expense of $482 million and $492 million in the third quarter of 2022 and 2023, respectively.
(4) Net cash provided by operating activities and free cash flow during the nine months ended September 30, 2023 reflected a £493 million (approximately $622 million) cash outflow related to the payment of an HMRC VAT assessment during the third quarter of 2023. For additional information on this matter, refer to Note 12 – Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the section titled “Liquidity and Capital Resources.”
** Percentage not meaningful.
Highlights for the Third Quarter 2023
In the third quarter of 2023, our MAPCs were 142 million, growing 5 million, or 4%, quarter-over-quarter, and growing 15% compared to the same period in 2022.
Overall Gross Bookings increased to $35.3 billion in the third quarter of 2023, up 21%, or 20% on a constant currency basis, compared to the same period in 2022. Mobility Gross Bookings grew 30% year-over-year, on a constant currency basis primarily due to increases in Trip volumes. Delivery Gross Bookings grew 16% year-over-year, on a constant currency basis, primarily driven by an increase in delivery orders. Freight Gross Bookings declined 27% year-over-year, on a constant currency basis, primarily attributable to lower revenue per load and volume, both a consequence of the challenging freight market cycle.
Revenue was $9.3 billion, up 11% year-over-year, primarily attributable to an increase in Gross Bookings of 21%. The increase in Gross Bookings was primarily driven by an increase in Mobility Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $161 million and $360 million across Mobility and Delivery, respectively.

Net income attributable to Uber Technologies, Inc. was $221 million, which includes the unfavorable impact of a pre-tax unrealized loss on debt and equity securities, net of $96 million primarily related to a $194 million unrealized loss on our Aurora investment and a $97 million unrealized loss on our Joby investment, partially offset by a $132 million unrealized gain on our Didi investment and a $59 million unrealized gain on our Grab investment. Net income attributable to Uber Technologies, Inc. also includes $492 million of stock-based compensation expense.
Adjusted EBITDA was $1.1 billion, up $576 million compared to the same period in 2022. Mobility Adjusted EBITDA profit was $1.3 billion, up $389 million compared to the same period in 2022. Delivery Adjusted EBITDA profit was $413 million, up $232 million compared to the same period in 2022.
We ended the quarter with $5.2 billion in unrestricted cash, cash equivalents and short-term investments.
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
Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Revenue	$8,343	$9,292	$23,270	$27,345
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5,173	5,626	14,352	16,400
Operations and support	617	683	1,808	1,987
Sales and marketing	1,153	941	3,634	3,421
Research and development	760	797	2,051	2,380
General and administrative	908	646	2,391	2,079
Depreciation and amortization	227	205	724	620
Total costs and expenses	8,838	8,898	24,960	26,887
Income (loss) from operations	(495)	394	(1,690)	458
Interest expense	(146)	(166)	(414)	(478)
Other income (expense), net	(535)	(52)	(7,796)	513
Income (loss) before income taxes and income from equity method investments	(1,176)	176	(9,900)	493
Provision for (benefit from) income taxes	58	(40)	(97)	80
Income from equity method investments	30	3	65	43
Net income (loss) including non-controlling interests	(1,204)	219	(9,738)	456
Less: net income (loss) attributable to non-controlling interests, net of tax	2	(2)	(2)	(2)
Net income (loss) attributable to Uber Technologies, Inc.	$(1,206)	$221	$(9,736)	$458
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	62%	61%	62%	60%
Operations and support	7%	7%	8%	7%
Sales and marketing	14%	10%	16%	13%
Research and development	9%	9%	9%	9%
General and administrative	11%	7%	10%	8%
Depreciation and amortization	3%	2%	3%	2%
Total costs and expenses	106%	96%	107%	98%
Income (loss) from operations	(6)%	4%	(7)%	2%
Interest expense	(2)%	(2)%	(2)%	(2)%
Other income (expense), net	(6)%	(1)%	(34)%	2%
Income (loss) before income taxes and income from equity method investments	(14)%	2%	(43)%	2%
Provision for (benefit from) income taxes	1%	—%	—%	—%
Income from equity method investments	—%	—%	—%	—%
Net income (loss) including non-controlling interests	(14)%	2%	(42)%	2%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%	—%	—%
Net income (loss) attributable to Uber Technologies, Inc.	(14)%	2%	(42)%	2%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and nine months ended September 30, 2023 compared to the same periods in 2022.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Revenue	$8,343	$9,292	11%	$23,270	$27,345	18%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
Revenue increased $949 million, or 11%, primarily attributable to an increase in Gross Bookings of 21%. The increase in Gross Bookings was primarily driven by an increase in Mobility Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $161 million and $360 million across Mobility and Delivery, respectively.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Revenue increased $4.1 billion, or 18%, primarily attributable to an increase in Gross Bookings of 18%. The increase in Gross Bookings was primarily driven by an increase in Mobility Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $161 million and $474 million across Mobility and Delivery, respectively.

Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Cost of revenue, exclusive of depreciation and amortization	$5,173	$5,626	9%	$14,352	$16,400	14%
Percentage of revenue	62%	61%		62%	60%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
Cost of revenue, exclusive of depreciation and amortization, increased $453 million, or 9%, mainly due to a $326 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings, a $309 million increase in insurance expense primarily due to an increase in miles driven in our Mobility business, and a $190 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings, partially offset by a $307 million decrease in Freight Carrier payments due to reduced Freight Gross Bookings.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Cost of revenue, exclusive of depreciation and amortization, increased $2.0 billion, or 14%, mainly due to a $1.2 billion increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings, a $1.1 billion increase in insurance expense primarily due to an increase in miles driven in our Mobility business, and a $780 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings, partially offset by a $1.1 billion decrease in Freight Carrier payments due to reduced Freight Gross Bookings.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Operations and support	$617	$683	11%	$1,808	$1,987	10%
Percentage of revenue	7%	7%		8%	7%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
Operations and support expenses increased $66 million, or 11%, primarily attributable to a $27 million increase in employee headcount costs, a $14 million increase in Driver background checks, a $12 million increase in external contractor expenses, and an $8 million increase in stock-based compensation.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Operations and support expenses increased $179 million, or 10%, primarily attributable to a $95 million increase in employee headcount costs, a $36 million increase in Driver background checks, a $24 million increase in external contractor expenses, and an $18 million increase in stock-based compensation.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Sales and marketing	$1,153	$941	(18)%	$3,634	$3,421	(6)%
Percentage of revenue	14%	10%		16%	13%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
Sales and marketing expenses decreased $212 million, or 18%, primarily attributable to a $254 million decrease in consumer discounts, promotions, credits and refunds to $267 million compared to $521 million in the same period in 2022. The decrease in consumer discounts, promotions, credits and refunds is primarily attributed to business model changes in some countries that classified certain sales and marketing costs as contra revenue totaling $521 million, partially offset by a $267 million increase in consumer discounts, promotions, credits and refunds spend globally.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Sales and marketing expenses decreased $213 million, or 6%, primarily attributable to a $244 million decrease in consumer discounts, promotions, credits and refunds to $1.5 billion compared to $1.7 billion in the same period in 2022. The decrease in consumer discounts, promotions, credits and refunds is primarily attributed to business model changes in some countries that classified certain sales and marketing costs as contra revenue totaling $635 million, partially offset by a $391 million increase in consumer discounts, promotions, credits and refunds spend globally.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Research and development	$760	$797	5%	$2,051	$2,380	16%
Percentage of revenue	9%	9%		9%	9%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
Research and development expenses increased $37 million, or 5%, primarily attributable to a $20 million increase in employee headcount costs and an $18 million increase in stock-based compensation.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Research and development expenses increased $329 million, or 16%, primarily attributable to a $183 million increase in employee headcount costs and a $152 million increase in stock-based compensation.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

General and administrative	$908	$646	(29)%	$2,391	$2,079	(13)%
Percentage of revenue	11%	7%		10%	8%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
General and administrative expenses decreased $262 million, or 29%, primarily attributable to a $188 million decrease in legal settlements and legal expenses, and an $83 million decrease in other corporate expenses.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
General and administrative expenses decreased $312 million, or 13%, primarily attributable to a $231 million decrease in other corporate expenses and a $155 million decrease in legal settlements and legal expenses, partially offset by a $62 million increase in employee headcount costs.
Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Depreciation and amortization	$227	$205	(10)%	$724	$620	(14)%
Percentage of revenue	3%	2%		3%	2%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
Depreciation and amortization expenses decreased $22 million, or 10%, primarily attributable to a $35 million decrease in amortization expenses due to acquired Postmates intangible assets being fully amortized in 2022. This was partially offset by an $8 million increase in amortization of internally developed software assets.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Depreciation and amortization expenses decreased $104 million, or 14%, primarily attributable to a $136 million decrease in amortization expenses due to acquired Postmates intangible assets being fully amortized in 2022. This was partially offset by a $18 million increase in amortization of internally developed software assets.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Interest expense	$(146)	$(166)	14%	$(414)	$(478)	15%
Percentage of revenue	(2)%	(2)%		(2)%	(2)%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
Interest expense increased by an immaterial amount.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Interest expense increased by $64 million, or 15%, primarily due to an increase in interest expense on our term loans due to higher LIBOR and SOFR rate.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Interest income	$38	$130	242%	$66	$324	**
Foreign currency exchange gains (losses), net	(48)	(92)	(92)%	(76)	(185)	(143)%
Gain on business divestitures	14	—	**	14	—	**
Unrealized gain (loss) on debt and equity securities, net	(550)	(96)	83%	(7,797)	610	**
Impairment of equity method investment	—	—	—%	(182)	—	**
Revaluation of MLU B.V. call option	10	—	**	180	—	**
Loss from sale of investment	—	—	—%	—	(74)	**
Other, net	1	6	**	(1)	(162)	**
Other income (expense), net	$(535)	$(52)	90%	$(7,796)	$513	**
Percentage of revenue	(6)%	(1)%		(34)%	2%
** Percentage not meaningful.
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
Unrealized gain (loss) on debt and equity securities, net increased by $454 million primarily represents changes in the fair value of our equity securities. In the third quarter of 2022, unrealized loss on debt and equity securities, net, includes: a $641 million loss on our Didi investment; partially offset by a $90 million gain on our Aurora investment.
In the third quarter of 2023, unrealized loss on debt and equity securities, net, includes: a $194 million unrealized loss on our Aurora investment; a $97 million unrealized loss on our Joby investment; partially offset by a $132 million unrealized gain on our Didi investment, and a $59 million unrealized gain on our Grab investment. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Unrealized gain (loss) on debt and equity securities, net increased by $8.4 billion primarily represents changes in the fair value of our equity securities. During the nine months ended September 30, 2022, unrealized loss on debt and equity securities, net, includes: a $2.7 billion unrealized loss on our Aurora investment; a $2.4 billion unrealized loss on our Grab investment; a $1.8 billion unrealized loss on our Didi investment, a $747 million change of fair value on our Zomato investment, as well as a $106 million net loss on our other investments in securities.
During the nine months ended September 30, 2023, unrealized gain on debt and equity securities, net includes: $327 million unrealized gain on our Aurora investment; a $171 million unrealized gain on our Grab investment; a $79 million unrealized gain on our Joby investment, and a $29 million unrealized gain on our Didi investment. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Provision for (benefit from) income taxes	$58	$(40)	**	$(97)	$80	**
Effective tax rate	(5)%	(23)%		1%	16%
** Percentage not meaningful.
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
Provision for (benefit from) income taxes decreased by $98 million primarily due to the tax benefit driven by our foreign operations.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Provision for (benefit from) income taxes decreased by $177 million primarily due to the deferred U.S. tax impact related to our investments, offset by the tax benefit driven by our foreign operations.
Income from Equity Method Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Income from equity method investments	$30	$3	(90)%	$65	$43	(34)%
Percentage of revenue	—%	—%		—%	—%
Three and Nine Months Ended September 30, 2023 Compared with the Same Periods in 2022
The changes in income from equity method investments were not material.
Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 11 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Mobility	$3,822	$5,071	33%	$9,893	$14,295	44%
Delivery	2,770	2,935	6%	7,970	9,085	14%
Freight	1,751	1,286	(27)%	5,407	3,965	(27)%
Total revenue	$8,343	$9,292	11%	$23,270	$27,345	18%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Mobility	$898	$1,287	43%	$2,287	$3,517	54%
Delivery	181	413	128%	310	1,030	232%
Freight	1	(13)	**	8	(50)	**
Corporate G&A and Platform R&D (1)	(564)	(595)	(5)%	(1,557)	(1,728)	(11)%
Adjusted EBITDA (2)	$516	$1,092	112%	$1,048	$2,769	164%
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
** Percentage not meaningful.
Mobility Segment
For the three months ended September 30, 2023 compared to the same period in 2022, Mobility revenue increased $1.2 billion, or 33%, and Mobility Adjusted EBITDA profit increased $389 million, or 43%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 31%, driven by an increase in Trip volumes. The increase in Mobility revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $161 million.
Mobility Adjusted EBITDA profit increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $326 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, and a $309 million increase in insurance expense primarily due to an increase in miles driven.
For the nine months ended September 30, 2023 compared to the same period in 2022, Mobility revenue increased $4.4 billion, or 44%, and Mobility Adjusted EBITDA profit increased $1.2 billion, or 54%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 31% driven by an increase in Trip volumes. The increase in Mobility revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $161 million.
Mobility Adjusted EBITDA profit increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $1.2 billion increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, and a $1.1 billion increase in insurance expense primarily due to an increase in miles driven.
Delivery Segment
For the three months ended September 30, 2023 compared to the same period in 2022, Delivery revenue increased $165 million, or 6%, and Delivery Adjusted EBITDA profit increased $232 million, or 128%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 18%, driven by an increase in delivery orders and higher basket sizes. The increase in Delivery revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $360 million.
Delivery Adjusted EBITDA profit increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $190 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization and a $22 million increase in employee headcount costs.
For the nine months ended September 30, 2023 compared to the same period in 2022, Delivery revenue increased $1.1 billion, or 14%, and Delivery Adjusted EBITDA profit increased $720 million, or 232%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 13%, driven by an increase in delivery orders and higher basket sizes. The increase in Delivery revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $474 million.
Delivery Adjusted EBITDA profit increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $780 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization and a $113 million increase in employee headcount costs.

Freight Segment
For the three months ended September 30, 2023 compared to the same period in 2022, Freight revenue decreased $465 million, or 27%, and Freight Adjusted EBITDA declined $14 million.
Freight revenue decreased primarily attributable to a decrease in Freight Gross Bookings due to lower revenue per load and volume, both a consequence of the challenging freight market cycle.
Freight Adjusted EBITDA declined primarily attributable to the $465 million decrease in Freight revenue, partially offset by a $307 million decrease in certain Shipper payments recorded in cost of revenue, exclusive of depreciation and amortization.
For the nine months ended September 30, 2023 compared to the same period in 2022, Freight revenue decreased $1.4 billion, or 27%, and Freight Adjusted EBITDA declined $58 million.
Freight revenue decreased primarily attributable to a decrease in Freight Gross Bookings due to lower revenue per load and volume, both a consequence of the challenging freight market cycle.
Freight Adjusted EBITDA declined primarily attributable to the $1.4 billion decrease in Freight revenue, partially offset by a $1.1 billion decrease in certain Shipper payments recorded in cost of revenue, exclusive of depreciation and amortization.
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

	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023

Mobility	$11,340	$10,723	$13,364	$13,684	$14,894	$14,981	$16,728	$17,903
Delivery	13,444	13,903	13,876	13,684	14,315	15,026	15,595	16,094
Freight	1,082	1,823	1,838	1,751	1,540	1,401	1,278	1,284
Revenue Margin (formerly Take Rate) is defined as revenue as a percentage of Gross Bookings.
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net income (loss) attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Adjusted EBITDA	$516	$1,092	112%	$1,048	$2,769	164%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022
Adjusted EBITDA profit was $1.1 billion, improving $576 million from an Adjusted EBITDA profit of $516 million from the same period in 2022. The improvement was primarily attributable to a $389 million increase in Mobility Adjusted EBITDA profit and a $232 million improvement in Delivery Adjusted EBITDA profit, partially offset by a $31 million increase in Corporate G&A and Platform R&D costs and a $14 million decrease in Freight Adjusted EBITDA.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Adjusted EBITDA profit was $2.8 billion, improving $1.7 billion from an Adjusted EBITDA profit of $1.0 billion from the same period in 2022. The improvement was primarily attributable to a $1.2 billion increase in Mobility Adjusted EBITDA profit and a $720 million improvement in Delivery Adjusted EBITDA profit, partially offset by a $171 million increase in Corporate G&A and Platform R&D costs and a $58 million decrease in Freight Adjusted EBITDA.
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
Legal, tax, and regulatory reserve changes and settlements
Legal, tax, and regulatory reserve changes and settlements are primarily related to certain significant legal proceedings or governmental investigations related to worker classification definitions, or tax agencies challenging our non-income tax positions. These matters have limited precedent, cover extended historical periods and are unpredictable in both magnitude and timing, therefore are distinct from normal, recurring legal, tax and regulatory matters and related expenses incurred in our ongoing operating performance.
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

 The following table presents a reconciliation of net income (loss) attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023

Adjusted EBITDA reconciliation:
Net income (loss) attributable to Uber Technologies, Inc.	$(1,206)	$221	$(9,736)	$458
Add (deduct):
Net income (loss) attributable to non-controlling interests, net of tax	2	(2)	(2)	(2)
Provision for (benefit from) income taxes	58	(40)	(97)	80
Income from equity method investments	(30)	(3)	(65)	(43)
Interest expense	146	166	414	478
Other (income) expense, net	535	52	7,796	(513)
Depreciation and amortization	227	205	724	620
Stock-based compensation expense	482	492	1,311	1,466
Legal, tax, and regulatory reserve changes and settlements	283	(13)	651	82
Goodwill and asset impairments/loss on sale of assets	—	2	17	85
Acquisition, financing and divestitures related expenses	19	9	39	27
COVID-19 response initiatives	—	—	1	—
(Gain) loss on lease arrangement, net	—	(1)	7	(4)
Restructuring and related charges	—	4	2	35
Mass arbitration fees, net	—	—	(14)	—
Adjusted EBITDA	$516	$1,092	$1,048	$2,769
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Nine Months Ended September 30,
(In millions)	2022	2023
Free cash flow reconciliation:
Net cash provided by operating activities (1)	$886	$2,762
Purchases of property and equipment	(193)	(168)
Free cash flow (1)	$693	$2,594
(1) Net cash provided by operating activities and free cash flow during the nine months ended September 30, 2023 reflected a £493 million (approximately $622 million) cash outflow related to the payment of an HMRC VAT assessment during the third quarter of 2023. For additional information on this matter, refer to Note 12 – Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the section titled “Liquidity and Capital Resources.”

Liquidity and Capital Resources

	Nine Months Ended September 30,
(In millions)	2022	2023

Net cash provided by operating activities	$886	$2,762
Net cash provided by (used in) investing activities	132	(2,407)
Net cash provided by (used in) financing activities	104	(141)
Operating Activities
Net cash provided by operating activities was $2.8 billion for the nine months ended September 30, 2023, primarily consisting of $456 million of net income, adjusted for certain non-cash items, which includes: $1.5 billion of stock-based compensation expense; $620 million depreciation and amortization expense; $77 million in impairment of goodwill, long-lived assets and other assets; and a $74 million loss from sale of investment, partially offset by $610 million in unrealized gains from equity securities. In addition, cash consumed by working capital decreased by $496 million. The decrease in cash consumed by working capital was primarily driven by an increase in our accrued insurance reserves and a decrease in accounts receivable, partially offset by a decrease in accrued expenses and other current liabilities and increase in prepaid expenses and other assets. In addition, net cash provided by operating activities reflects a cash outflow of £493 million (approximately $622 million) related to the payment of an HMRC VAT assessment during the third quarter of 2023. For additional information on this matter, refer to Note 12 – Commitments and Contingencies in the notes to condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Investing Activities
Net cash used in investing activities was $2.4 billion for the nine months ended September 30, 2023, primarily consisting purchases of marketable securities of $5.9 billion, and $168 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $3.0 billion and $721 million proceeds from the sale of an equity method investment.
Net cash provided by investing activities was $132 million for the nine months ended September 30, 2022, primarily consisting of proceeds from maturities and sales of marketable securities of $376 million, partially offset by $193 million in purchases of property and equipment and $59 million in acquisition of business, net of cash acquired.
Financing Activities
Net cash used in financing activities was $141 million for the nine months ended September 30, 2023, primarily consisting of $118 million of principal payments of finance leases, $25 million principal payments on Careem Notes and a $16 million net cash outflow related to our 2030 Refinanced Term Loans, comprised of (i) $1.1 billion cash inflow from the issuance of the 2030 Refinanced Term Loans, net of issuance costs, from new lenders and additional principal from existing lenders; (ii) a $1.1 billion cash outflow of principal payments on the 2025 Refinanced Term Loan and 2027 Refinanced Term Loan to exiting lenders and lower principal from existing lenders. The total outflow was offset by $85 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan. For additional information on our 2030 Refinanced Term Loans, see Note 6 – Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net cash provided by financing activities was $104 million for the nine months ended September 30, 2022, primarily consisting of proceeds from sale of subsidiary stock units of $255 million, partially offset by $147 million of principal payments on finance leases.
Other Information
As of September 30, 2023, $2.7 billion of our $4.4 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of September 30, 2023, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.
Non-Income Tax Matters
In June 2023, we received an assessment from the UK Tax Authorities (“HMRC”) that disputed our application of VAT Order 1987 application for the period of March 2022 to March 2023 and included an assessment of £386 million (approximately $487 million) for unpaid VAT. In July 2023, we paid the assessment in order to proceed with the appeals process. In September 2023, the HMRC updated the assessment and we paid an additional £107 million (approximately $135 million). The payments do not represent our acceptance of the assessments. The payments are recorded as a receivable because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to prior or future periods, which we will be required to pay in order to continue with the appeals process. Any payments are expected to decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal.
Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated. As of September 30, 2023, there have been no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $196 million as of September 30, 2023.
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
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $6.7 billion and $6.9 billion as of December 31, 2022 and September 30, 2023, respectively. Marketable debt securities classified as restricted investments and short-term investments totaled $4.7 billion as of September 30, 2023. As of September 30, 2023, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held affiliates and public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held affiliates and recently public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of September 30, 2023, the carrying value of our investments was $9.1 billion, including equity method investments and restricted investments.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended September 30, 2023 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 12 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
Legal Proceedings That Are Not Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended September 30, 2023 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
•Freight. Our Freight offering competes with global and North American freight brokers and managed transportation providers such as C.H. Robinson, Total Quality Logistics, XPO Logistics, Echo Global Logistics, Coyote, Transfix, DHL, and NEXT Trucking.
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
As a result of certain divestitures, we are contractually restricted from competing with our minority-owned affiliates with respect to certain aspects of our business, including in Russia/CIS through February 2025, and Southeast Asia through one year after we dispose of all interests in Grab, while none of our minority-owned affiliates are restricted from competing with us anywhere in the world. Didi currently competes with us in certain countries in Latin America and in Australia. As Didi and our other minority-owned entities continue to expand their businesses, they may in the future compete with us in additional geographic markets. In addition, we are contractually restricted from competing with some of our majority-owned affiliates with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage.
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
We have incurred significant losses since inception. We incurred operating losses of $3.8 billion and $1.8 billion in the years ended December 31, 2021 and 2022, and as of September 30, 2023, we had an accumulated deficit of $32.3 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may continue to incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Revenue Margin. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative Revenue Margin with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem, Postmates or other acquired companies, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 32,000 global employees as of September 30, 2023, of whom approximately 19,000 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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

As of September 30, 2023, we operated in approximately 70 countries, and markets outside the United States accounted for approximately 76% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors. For example, our acquisitions of Careem and Cornershop may not be successful and may negatively affect our operating results.
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
We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms and mobile payment systems, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by platform users, employees, and job candidates, and make us a target for threat actors. Cyberattacks that leverage computer malware, ransomware, viruses, denial of service attacks, spamming, phishing, and social engineering have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Cyberthreats are constantly evolving and employing more sophisticated attack techniques. Our detection capabilities may not be sufficient to prevent or detect a sophisticated cyberattacker. Breaches of our facilities, network, applications, identity management solutions or data security have in the past and could in the future disrupt our business or the security of our systems and platforms, impair our ability to protect data, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, subject us to regulatory scrutiny or legal liability, require us to allocate more resources to improve technologies, or otherwise adversely affect our reputation, business and operating results. In addition, our increase in hybrid and remote working arrangements may heighten the foregoing risks.
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
Our growing use of artificial intelligence (“AI”) (including machine learning) in our offerings presents additional risks. This technology presents a number of risks inherent in its use. AI algorithms or automated processing of data may be flawed and datasets may be insufficient or contain biased information, which can create discriminatory outcomes. AI algorithms may use third-

party AI with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. The United States and other countries may consider comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that the European Commission has proposed the first such framework. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including decisions based on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning and algorithms, have and could impair the acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI ethically in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.
We are subject to climate change risks, including physical and transitional risks, and if we are unable to manage such risks, our business may be adversely impacted.
We face climate change related physical and transition risks, which include the risk of market shifts toward electric vehicles (“EVs”) and lower carbon business models and risks related to extreme weather events or natural disasters. Climate-related events, including the increasing frequency, severity and duration of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of merchants, Shippers, Carriers and Drivers using our platform, and may cause us to experience higher losses and additional costs to maintain or resume operations. Additionally, we are or may become subject to emerging climate policies such as a regulations adopted in California, including a regulation adopted in California in May 2021 requiring 90% of vehicle miles traveled by rideshare fleets in California to have been in zero emission vehicles by 2030, with interim targets beginning in 2023, and regulation adopted in the European Union in December 2022, the Corporate Sustainability Reporting Directive, with targets beginning in 2024. In addition, Drivers may be subject to climate-related policies that indirectly impact our business, such as the Congestion Charge Zone and Ultra Low Emission Zone schemes adopted in London that impose fees on drivers in fossil-fueled vehicles, which may impact our ability to attract and maintain Drivers on our platform, and to the extent we experience Driver supply constraints in a given market, we may need to increase Driver incentives.
We have made climate related commitments that require us to invest significant effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise the contemplated timeframes for implementing these commitments.
We have made climate related commitments, including our commitment to 100% renewable electricity for our U.S. offices by 2025, our commitment to net zero climate emissions from corporate operations by 2030, and our commitment to be a net zero company by 2040, and our commitment to reduce unnecessary packaging waste from deliveries by 2030. In addition, our Supplier Code of Conduct sets environmental standards for our supply chain, and we recognize that there are inherent climate-related risks wherever business is conducted. Progressing towards our climate commitments requires us to invest significant effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise our timelines and/or climate commitments. For example, the COVID-19 pandemic has negatively impacted our ability to dedicate resources to make the progress on our climate commitments that we initially anticipated. In addition, our ability to meet our climate commitments is dependent on external factors such as rapidly changing regulations, governmental or political shifts, policies and related interpretation, advances in technology such as battery storage, as well the availability, cost and accessibility of EVs to Drivers, and the availability of EV charging infrastructure that can be efficiently accessed by Drivers. Any failure to meet regulatory requirements related to climate change, or to meet our stated climate change commitments on the timeframe we committed to, or at all, could have an adverse impact on our costs and ability to operate, result in litigation, as well as harm our brand, reputation, and consequently, our business.
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
As of September 30, 2023, we had total outstanding indebtedness of $9.3 billion aggregate principal amount. In addition, up to approximately $128 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of September 30, 2023. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
Competition authorities closely scrutinize us under U.S. and foreign antitrust and competition laws. An increasing number of governments are enforcing competition laws and are doing so with increased scrutiny, including governments in large markets such as the EU, the United States, Brazil, and India, particularly surrounding issues of pricing parity, earnings parity, price-fixing, and abuse of market power. Many of these jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. For example, complaints have been filed in several jurisdictions, including in the United States and Germany, alleging that our business practices violate applicable antitrust and/or competition laws. If one jurisdiction imposes or proposes to impose new requirements or restrictions on our business, other jurisdictions may follow. Further, any new requirements or restrictions, or proposed requirements or restrictions, could result in adverse publicity or fines, whether or not valid or subject to appeal.
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
We expect that antitrust enforcement agencies (including the DOJ and the FTC) will continue to closely scrutinize merger activity, with a particular focus on the technology sector, and there can be no assurance that proposed, completed or future mergers, acquisitions and divestitures will not be the subject of an investigation or enforcement action by the DOJ, the FTC or another antitrust enforcement agency. Changes in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our future acquisitions, divestitures, operations and growth.
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
We are the subject of DOJ inquiries and investigations, as well as enforcement inquiries and investigations by other federal, state and local government agencies and other regulators abroad. Those inquiries and investigations cover a broad range of matters, including but not limited to, our business practices, such as fees, pricing, earner benefits, and related disclosures, relationships with third parties, data privacy practices, and data privacy and security incidents. For example, in September 2018, after investigations and various lawsuits relating to the 2016 Breach, we settled with the Attorneys General of all 50 U.S. states and the District of

Columbia through stipulated judgments and payment in an aggregate amount of $148 million related to our failure to report the incident for approximately one year. In April 2018, we entered into a consent decree that lasts through 2038 covering the 2014 Breach and the 2016 Breach with the FTC, which the FTC Commissioners approved in October 2018. In November and December 2018, UK, Dutch and French regulators imposed fines totaling approximately $1.6 million related to the 2016 Breach. In addition, in July 2022, we entered into a non-prosecution agreement with the DOJ concerning its investigation into our handling of the 2016 Breach. The 2016 Breach has led to, and it, as well as other security incidents we or our third-party service providers experience, may continue to lead to, costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business. In addition, in March 2022, Uber Technologies, Inc. and Uber B.V. were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018.
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
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the EEA. We rely on transfer mechanisms permitted under these laws. Such mechanisms have received heightened regulatory and judicial scrutiny and have undergone modifications, and a 2020 decision by the Court of Justice of the European Union had cast doubt on the adequacy of all of the formerly-approved mechanisms for transferring personal data from countries in the EEA to certain other countries such as the United States. While in July 2023 the European Commission deemed a new EU-US Data Privacy Framework adequate for personal data transfers from the EU (and the rest of the EEA) to the US, this Framework has been challenged. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data of Drivers, consumers, or employees in those regions, which could have an adverse effect on our business, financial condition, and operating results. In addition, we may be required to disclose personal data pursuant to demands from government agencies, including from state and city regulators as a requirement for obtaining or maintaining a license or otherwise, from law enforcement agencies, and from intelligence agencies. This disclosure or potential disclosure may result in a failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations, could result in proceedings or actions against us in the same or other jurisdictions, and could have an adverse impact on our reputation and brand. In addition, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationship with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing fines or penalties against us. Further, if any jurisdiction in which we operate changes its laws, rules, or regulations relating to data residency or local computation such that we are unable to comply in a timely manner or at all, we may risk losing our rights to operate in such jurisdictions. This could adversely affect the manner in which we provide our products and offerings and thus materially affect our operations and financial results.
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
In addition, we and our captive insurance subsidiary are party to certain reinsurance and indemnification arrangements that transfer a significant portion of the risk from the insurance provider to us or our captive insurance subsidiary, which could require us to pay out material amounts that may be in excess of our insurance reserves, including as a result of adverse legal proceedings, resulting in harm to our financial condition. Our insurance reserves account for unpaid losses and loss adjustment expenses for risks retained by us through our captive insurance subsidiary and other risk retention mechanisms. Such amounts are based on actuarial estimates, historical claim information, and industry data. While management believes that these reserve amounts are adequate, the ultimate liability could be in excess of our reserves. We also have requirements to post collateral for current and future claim settlement obligations with certain of our insurance carriers, which may have a significant impact on our unrestricted cash and cash equivalents available for general business purposes.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
In July 2023, we issued 37 shares of our common stock to holders of Careem Convertible Notes who elected to convert the balance of such notes to common stock at a conversion price of $55 per share. The shares were exempt from registration pursuant to Regulation S of the Securities Act.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On August 24, 2023, Nelson Chai, Chief Financial Officer, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Chai’s plan provides for the potential sale of up to 200,000 shares of Uber common stock between November 23, 2023 and August 16, 2024.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38902	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38902	3.1	November 3, 2023
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

UBER TECHNOLOGIES, INC.

Date: November 7, 2023	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2023	By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)