Form 10-K
period 2023-12-31
Uber Technologies, Inc
filed 2024-02-15
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
1725 3rd Street
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $87.9 billion based upon the closing price reported for such date on the New York Stock Exchange.
The number of shares of the registrant's common stock outstanding as of February 12, 2024 was 2,076,497,400.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•our expectations regarding financial performance, including but not limited to revenue, achieving or maintaining profitability, ability to generate or maintain positive Adjusted EBITDA or Free Cash Flow, expenses, and other results of operations;
•our expectations regarding future operating performance, including but not limited to our expectations regarding future Monthly Active Platform Consumers (“MAPCs”), Trips, Gross Bookings, and Revenue Margin (defined as revenue as a percentage of Gross Bookings);
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
•volatility in the business or stock price of our minority-owned entities;
•our ability to meet the requirements of our existing debt and draw on our line of credit;
•our ability to prevent disturbances, including cybersecurity incidents, to our information technology systems;
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
Our technology is available in approximately 70 countries around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe (excluding Russia), the Middle East, Africa, and Asia (excluding China and Southeast Asia).
Our Segments
As of December 31, 2023, we had three operating and reportable segments: Mobility, Delivery and Freight. Mobility, Delivery and Freight platform offerings each address large, fragmented markets.
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
We believe our scale and global availability allows our Mobility segment to offer better consumer experiences to riders in a variety of vehicle types, providing consumers with higher reliability and Drivers with better earnings opportunities. Mobility also includes activity related to our financial partnerships products and advertising. We also participate in certain regions through our minority-owned entities.
Delivery
Our Delivery offering allows consumers to search for and discover the best of local commerce—from restaurants to grocery, alcohol, convenience and other retailers—order a meal or other items, and either pick-up at the restaurant or have it delivered. We refer to the grocery, alcohol, convenience, and retail categories collectively as Grocery & Retail. After launching our Delivery app, Uber Eats, over eight years ago, we believe our Delivery offering increases consumer engagement with the Uber platform overall, which in turn results in broader reach for our Merchants who can attract Uber Eats consumers from Uber without increasing their own costs. For Drivers, we believe the Delivery offering leverages, and has expanded, our earner base by increasing utilization and earnings across the network. We also believe it also attracts new Drivers to the platform who do not have access to Mobility-qualified vehicles. Over the last several years, our Delivery business has expanded to include Uber Direct, our white-label Delivery-as-a-Service offering to retailers and restaurants around the world, as well as advertising opportunities.
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

Massive Network
Our massive, efficient, and intelligent network consists of tens of millions of Drivers, consumers, Merchants, Shippers and Carriers, as well as underlying data, technology, and shared infrastructure. Our network becomes smarter with every trip. In more than 10,000 cities around the world (as of December 31, 2023), our network powers movement at the touch of a button for millions, and we hope eventually billions, of people.

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
We believe that all of these synergies serve the customer experience, enabling us to attract new platform users and to deepen engagement with existing platform users. Both of these dynamics grow our network scale and liquidity, which further increases the value of our platform-to-platform users. For example, Delivery attracts new consumers to our network—for the three months ended December 31, 2023, over 60% of first-time Delivery consumers were new to our platform. Additionally, for the three months ended December 31, 2023, consumers who used both Mobility and Delivery generated 10.5 Trips per month on average, compared to 5.0 Trips per month on average for consumers who used a single offering in cities where both Mobility and Delivery were offered. We believe that these trends will improve as we further leverage the power of our platform.
With our platform, we are making it even easier for our consumers to unlock convenience. In 2020, we rolled out our “Super App” view on iOS and Android, which combines our multiple offerings into a single app and is designed to remove friction for our consumers. During November 2021, we launched Uber One in the United States as our single cross-platform membership program that brings together the best of Uber. Uber One members have access to discounts, special pricing, priority service, and exclusive perks across our rides, delivery and grocery offerings. Since then, we have expanded Uber One to approximately 25 countries. Our Eats Pass membership program continues to remain available in select cities as a subscription offering. Our membership programs are designed to make utilizing our suite of products a seamless and rewarding experience for our consumers. We exited 2023 with 19 million members for our Uber One, Eats Pass and Rides Pass membership programs.
We are also utilizing our data and scale to offer marketplace-centric advertising to connect merchants and brands with our platform network and unlocking cross-platform advertising formats. During October 2022, we officially launched Uber’s advertising division and introduced Uber Journey Ads, an engaging way for brands to connect with consumers throughout the entire ride process. We now offer a model that enables brands to partner with Uber on a variety of advertising options on the Uber and Uber Eats apps, and beyond, while connecting with consumers in brand-safe and captivating ways. We also provide comprehensive reporting and analysis, which helps brands fine-tune their understanding of consumers and create more impactful campaigns as they connect with consumers at relevant points throughout their journeys and transactions. During the fourth quarter of 2023, active advertising merchants exceeded 550,000. We believe that our advertising further strengthens the power of our platform and will continue to do so as we onboard more advertisers.
Competitive Environment
We compete on a global basis in highly fragmented markets. We face significant competition in each of the mobility and delivery industries globally and in the logistics industry in the United States and Canada from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants given the low barriers to entry that characterize these industries. As we and our competitors introduce new products and offerings, and as existing products evolve, we expect to become subject to additional competition. While we work to expand globally and introduce new products and offerings across a range of industries, many of our competitors remain focused on a limited number of products or on a narrow geographic scope, allowing them to develop specialized expertise and employ resources in a more targeted manner than we do. The competition we face in each of our offerings includes:
•Mobility. Our Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery and other car services. In addition, public transportation can be a superior substitute to our Mobility offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned entities, for Drivers and Riders, including Lyft, Ola, Didi, and Bolt.
•Delivery. Our Delivery offering competes with numerous companies in the meal, grocery and other delivery space in various regions for drivers, consumers, and merchants, including Amazon, Deliveroo, Delivery Hero, DoorDash, iFood, Instacart, Just Eat Takeaway, and Rappi. Our Delivery offering also competes with restaurants, including those that offer their own delivery and/or take-away, meal kit delivery services, grocery delivery services, and traditional grocers.
•Freight. Our Freight offering competes with global and North American freight brokers and managed transportation providers such as C.H. Robinson, Total Quality Logistics, XPO Logistics, Echo Global Logistics, Coyote, Transfix, DHL, and NEXT Trucking.
Government Regulation
We operate in a particularly complex legal and regulatory environment. Our business is subject to a variety of U.S. federal, state, local and foreign laws, rules, and regulations, including those related to Internet activities, privacy, cybersecurity, data protection, intellectual property, competition, consumer protection, payments, labor and employment, transportation services, transportation network companies, licensing regulations and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business. Examples of certain laws and regulations we are subject to are described below. For further discussion of risks relating to government regulation, see our risk factors, including the risk factors in the section titled “Legal and Regulatory Risks Related to Our Business” in Part I, Item 1A of this Annual Report on Form 10-K.
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
In the United States, many state and local laws, rules, and regulations impose legal restrictions and other requirements on operating our Mobility products, including licensing, insurance, screening, and background check requirements. Outside of the United States, certain jurisdictions have adopted similar laws, rules, and regulations while other jurisdictions have not adopted any laws, rules, and regulations which govern our Mobility business. Further, certain jurisdictions, including Argentina, Germany, Italy, Japan, South Korea, and Spain, six countries that we have identified as expansion markets, have adopted laws, rules, and regulations banning certain ridesharing products or imposing extensive operational restrictions. This uncertainty and fragmented regulatory environment creates significant complexities for our business and operating model. In addition, our Delivery and Freight products are also subject to laws, regulations and standards that govern the transportation of food, alcohol and other goods.
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
In addition, many jurisdictions have adopted regulations that apply to how we classify the Drivers who use our platform. For example, California’s Assembly Bill 5 (“AB5”), which went into effect in January 2020, codified a test to determine whether a worker is an employee under California law. The California Attorney General, in conjunction with the city attorneys for San Francisco, Los Angeles and San Diego, filed a complaint under AB5, alleging that drivers are misclassified, and sought an injunction and monetary damages related to the alleged competitive advantage caused by the alleged misclassification of drivers. Although the Court issued a preliminary injunction enjoining Uber and Lyft from classifying drivers as independent contractors during the pendency of the lawsuit, the parties were granted a stipulation to dissolve the injunction in April 2021. In November 2020, California voters approved Proposition 22, a California state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Proposition 22 went into effect in December 2020 and as a result of the passage of Proposition 22, Drivers are able to maintain their status as independent contractors under California law, and we and our competitors are required to comply with the provisions of Proposition 22. In addition, many jurisdictions have municipal bodies that adopted and will adopt regulations that govern our business. This uncertainty and fragmented regulatory environment creates significant complexities for our business and operating model. As we continue to expand our offerings, we may be subject to additional regulations separate from those that apply to our existing products. See the section titled “Risk Factors” included in Part I, Item 1A and “Note 14 – Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Data Privacy and Protection
Our technology platform, and the user data we collect and process to run our business, are an integral part of our business model and, as a result, our compliance with laws dealing with the collection and processing of personal data is core to our strategy to improve platform user experience and build trust. Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personal data, and these laws are increasing in number, enforcement, fines, and other penalties. Two examples of such regulations that have significant implications for our business are the

European Union’s General Data Protection Regulation (the “GDPR”), a law which went into effect in May 2018 and implemented more stringent requirements for processing personal data relating to individuals in the EU, and the California Consumer Privacy Act (the “CCPA”), which went into effect in January 2020 and established new consumer rights and data privacy and protection requirements for covered businesses. U.S. state, city, federal, and foreign regulators are expected to continue proposing and adopting significant laws impacting the processing of personal data and other data relating to individuals, such as the California Privacy Rights Act (“CPRA”) passed in California (effective in January 2023), and India’s Digital Personal Data Protection Act 2023.
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
Seasonality
Mobility
We typically expect to experience seasonal impacts to our operating results as we generate higher Gross Bookings in our fourth quarter compared to other quarters due in part to fourth-quarter holiday and business demand, and typically generate lower Gross Bookings in our first quarter compared to other quarters due in part to less usage of our platform as holiday demand slows down. We have typically experienced softer quarter-over-quarter Mobility trends in the first quarter.
Delivery
We typically expect to experience seasonal impacts to our operating results with increases in our Gross Bookings in the fourth quarter compared to other quarters, although the historical growth of Delivery has masked these seasonal fluctuations.
Human Capital at Uber
Employees
We are a global company and as of December 31, 2023, we and our subsidiaries had approximately 30,400 employees globally and operations in approximately 70 countries and more than 10,000 cities around the world. Our human capital strategies are developed and managed by our Chief People Officer, who reports to the CEO, and are overseen by the Compensation Committee and the Board of Directors.
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
Adapting to a New Way of Working. The world of work has changed significantly in the last few years, and in response we have evolved our work philosophy to reflect all that we have learned and what we believe will produce the best results for our employees and our business going forward. Our work model has shifted to a hybrid model where employees have flexibility to work from home.
Employee Engagement. To attract and retain the best talent, we strive to establish a culture where people of all backgrounds can find a sense of belonging and are able to achieve their highest capability. We measure how successful we have been in establishing the culture we need through employee engagement surveys and related tools. We conduct continuous listening by collecting feedback from employees throughout the year and through various channels. We use the results of these regular checks to better understand employees’ needs and support their teams on topics such as well-being, inclusivity, fairness, rewards and recognition, and growth opportunities. For example, our hybrid return-to-office approach was shaped based on employee feedback. In addition to the engagement survey results, we also monitor the health of our workforce and the success of our people operations through monitoring metrics such as attrition, retention, and offer acceptance rates, as well as sexual orientation, gender and ethnic diversity.
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
For additional discussion, see the risk factor titled “—Our business depends on retaining and attracting high-quality personnel, and continued attrition, future attrition, or unsuccessful succession planning could adversely affect our business.” included in Part I, Item 1A of this Annual Report on Form 10-K as well as our 2023 Environmental, Social, and Governance Report, which is available on our website. The information in the 2023 Environmental, Social, and Governance Report is not a part of this Form 10-K.
Diversity and Inclusion
We believe that great minds don’t think alike, and we work hard to ensure that people of diverse backgrounds feel welcome and valued. We encourage different opinions and approaches to be heard, and then we come together and build. We believe that when employees feel empowered to succeed in a work environment that celebrates, supports, and invests in diversity, progress follows. To achieve our objective to increase diversity in who we hire, we implement processes throughout Uber and measure progress. For example, the Mansfield Rule was implemented by June 2021, to ensure that we are considering female, LGBTQIA+ individuals, people with disabilities, and racially underrepresented talent by expanding the applicant pool for open roles.
Our Board of Directors recognizes the strategic importance of these issues and incorporated diversity performance metrics into the compensation packages of our most senior executives.
We encourage employees who believe they, or any other employee, have been subjected to discrimination to notify their manager, Uber’s People Team or the Integrity Helpline.
As a company that powers movement, it is our goal to ensure that everyone can move freely and safely, whether physically, economically, or socially. To do that, we strive to help fight racism that persists across society, be a champion for equity, and create opportunities for all, both inside and outside our company.
For more information regarding our Diversity and Inclusion efforts, please see our 2023 Environmental, Social, and Governance Report, which is available on our website. The information in this report is not a part of this Form 10-K.
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
•Learning and Growth: We have partnered with learning and academic institutions to provide opportunities to eligible Drivers and their family members through undergraduate degree programs and courses on entrepreneurship, skills development and language learning. For example, since its launch in 2018, our partnership with Arizona State University has enrolled nearly 13,000 Drivers and their family members in undergraduate degree programs online.
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
For additional discussion, see the risk factor titled “—If we are unable to attract or maintain a critical mass of Drivers, consumers, merchants, shippers, and carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users, and our financial results would be adversely impacted.” included in Part I, Item 1A of this Annual Report on Form 10-K as well our 2023 Environmental, Social, and Governance Report. The information in this report is not a part of this Form 10-K.
Additional Information
We were founded in 2009 and incorporated as Ubercab, Inc., a Delaware corporation, in July 2010. In February 2011, we changed our name to Uber Technologies, Inc. Our principal executive offices are located at 1725 3rd Street, San Francisco, California 94158, and our telephone number is (415) 612-8582.
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
•We have incurred significant losses since inception, including in the United States and other major markets. We expect our operating expenses to increase in the foreseeable future, and we may not achieve or maintain profitability.
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
•Increased attention to, and evolving expectations regarding, environment, social and governance and sustainability matters may impact our business, reputation and liabilities, including in the context of certain commitments we have made.
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
We face competition in each of our offerings, including:
•Mobility. Our Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery and other car services. In addition, public transportation can be a superior substitute to our Mobility offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned entities, for Drivers and riders, including Lyft, Ola, Didi, Grab, and Bolt.
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
As a result of certain divestitures, we are contractually restricted from competing with our current or former minority-owned entities with respect to certain aspects of our business, including in Russia/CIS through February 2025, Southeast Asia through one year after we dispose of all interests in Grab, and the Middle East, North Africa and Pakistan through two years after we dispose of all interests in Careem Technologies, while our minority-owned entities are not necessarily restricted from competing with us anywhere in the world. As our current and former minority-owned entities continue to expand their businesses, they may in the future compete with us in additional geographic markets. In addition, we are contractually restricted from competing with some of our majority-owned affiliates with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage.
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
We have incurred significant losses since inception, including in the United States and other major markets. We expect our operating expenses to increase in the foreseeable future, and we may not achieve or maintain profitability.
We have incurred significant losses since inception. We incurred operating losses of $3.8 billion and $1.8 billion in the years ended December 31, 2021 and 2022, respectively, and as of December 31, 2023, we had an accumulated deficit of $30.6 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may continue to incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Revenue Margin. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative Revenue Margin with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem, Postmates or other acquired companies, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 30,400 global employees as of December 31, 2023, of whom approximately 17,500 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
We have made substantial investments to develop new offerings and technologies, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and offerings. For example, through our acquisition of Cornershop, a provider of online grocery delivery in several countries including Mexico and Chile, we expanded our Delivery offering to grocery delivery. Additionally, in October 2021, we acquired The Drizly Group, Inc., which operates an on-demand alcohol marketplace in North America, in order to further expand our Delivery offering to alcohol. In November 2021, our subsidiary Uber Freight acquired Transplace, expanding Uber Freight’s business through Transplace’s expertise in transportation management. We also plan to invest resources to develop offerings and technologies in the markets in which Postmates operate. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because such offerings and technologies are new, they will likely involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges, and other risks, some of which we do not currently anticipate.
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
As of December 31, 2023, we operated in approximately 70 countries, and markets outside the United States accounted for approximately 77% of all Trips. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors. For example, our acquisitions of Careem and Cornershop may not be successful and may negatively affect our operating results.
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
We have limited influence over our minority-owned entities, which subjects us to substantial risks, including potential loss of value.
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
Any material decline in the business of these entities would adversely affect the value of our assets and our financial results. Furthermore, the value of these assets is based in part on the market valuations of these entities, and weakened financial markets have adversely affected, and may in the future adversely affect such valuations. To the extent these businesses are or become publicly traded companies, volatility or fluctuations in the stock price of such companies could adversely impact our financial results. These positions could expose us to risks, litigation, and unknown liabilities because, among other things, these companies have limited operating histories in evolving industries and may have less predictable operating results; to the extent these companies are privately owned, limited public information is available and we may not learn all the material information regarding these businesses; are domiciled and operate in countries with particular economic, tax, political, legal, safety, regulatory and public health risks, including the extent of the impact of the pandemic on their business; are domiciled or operate in countries that may become subject to economic sanctions or foreign investment restrictions; depend on the management talents and efforts of a small group of individuals, and, as a result, the death, disability, resignation, or termination of one or more of these individuals could have an adverse effect on the relevant company’s operations; and will likely require substantial additional capital to support their operations and expansion and to maintain their competitive positions.
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
Our operating results may vary significantly and are not necessarily an indication of future performance. These fluctuations may be a result of a variety of factors, some of which are beyond our control. In addition, we experience seasonal fluctuations in our financial results. For Mobility, we typically generate higher revenue in our fourth quarter compared to other quarters due in part to fourth quarter holiday and business demand, and typically generate lower revenue in our first quarter compared to other quarters due in part to less usage of our platform as holiday demand slows down. We have typically experienced lower quarter-over-quarter growth in Mobility trends in the first quarter. For Delivery, we expect to experience seasonal increases in our revenue in the fourth quarter compared to other quarters, although the historical growth of Delivery has masked these seasonal fluctuations. Our growth has made, and may in the future make, seasonal fluctuations difficult to detect. We expect these seasonal trends to become more pronounced over time as our growth slows. Other seasonal trends may develop or these existing seasonal trends may become more extreme, which would contribute to fluctuations in our operating results. In addition to seasonality, our operating results may fluctuate as a result of factors including our ability to attract and retain new platform users, increased competition in the markets in which we operate, our ability to expand our operations in new and existing markets, our ability to maintain an adequate growth rate and effectively manage that growth, our ability to keep pace with technological changes in the industries in which we operate, changes in governmental or other regulations affecting our business, harm to our brand or reputation, and other risks described elsewhere in this Annual Report on Form 10-K. As such, we may not accurately forecast our operating results. We base our expense levels and investment plans on estimates. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If we are unable to achieve sustained profits, our prospects would be adversely affected and investors may lose some or all of the value of their investment.

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
We may not successfully accomplish any of these objectives. In addition, circumstances that have accelerated the growth of our Delivery offering stemming from stay-at-home order demand related to the pandemic may not continue in the future. A softening of Driver, consumer, merchant, Shipper, or Carrier demand, whether caused by changes in the preferences of such parties, failure to maintain our brand, changes in the U.S. or global economies, pandemics, licensing fees in various jurisdictions, competition, or other factors, may result in decreased revenue or growth and our financial results and future prospects would be adversely impacted. We expect to continue to incur significant expenses, and if we cannot increase our revenue at a faster rate than the increase in our expenses, we will not achieve or maintain profitability.
We generate a significant percentage of our Gross Bookings from trips in large metropolitan areas and trips to and from airports. If our operations in large metropolitan areas or ability to provide trips to and from airports are negatively affected, our financial results and future prospects would be adversely impacted.
In 2023, we derived 20% of our Mobility Gross Bookings from five metropolitan areas—Chicago, Los Angeles, and New York City in the United States, Sao Paulo in Brazil, and London in the United Kingdom. We experience strong competition in large metropolitan areas, which has led us to offer significant Driver incentives and consumer discounts and promotions in these large metropolitan areas. As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these large metropolitan areas. Outbreaks of contagious diseases or other viruses could lead to a sustained decline in the desirability of living, working and congregating in metropolitan areas in which we operate. Any short-term or long-term shifts in the travel patterns of consumers away from metropolitan areas, due to health concerns regarding epidemics or pandemics could have an adverse impact on our Mobility Gross Bookings from these areas. An economic downturn, increased competition, or regulatory obstacles in any of these key metropolitan areas would adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business. Furthermore, if we are unable to renew existing licenses or do not receive new licenses in key metropolitan areas where we operate or such licenses are terminated, any inability to operate in such metropolitan area, as well as the publicity concerning any such termination or non-renewal, could adversely affect our business, financial condition, and operating results.
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
In 2023, we generated 15% of our Mobility Gross Bookings from trips that either started or were completed at an airport. As a result of this concentration, our operating results are susceptible to existing regulations and regulatory changes that impact the ability of drivers using our platform to provide trips to and from airports. Sustained declines in air travel have in the past, and may in the future, suppress demand for airport-related Mobility and reduce our Mobility Gross Bookings from airport trips. For example, during the height of the pandemic, travel behavior changed and airline travel slowed, reducing the demand for Mobility to and from airports. Certain airports currently regulate ridesharing within airport boundaries, including by mandating that ridesharing service providers obtain airport-specific licenses, and some airports, particularly those outside the United States, have banned ridesharing operations altogether. Despite such bans, some Drivers continue to provide Mobility services, including trips to and from airports, despite lacking the requisite permits. Such actions may result in the imposition of fines or sanctions, including further bans on our ability to operate within airport boundaries, against us or Drivers. Additional bans on our airport operations, or any permitting requirements or instances of non-compliance by Drivers, would significantly disrupt our operations. In addition, if drop-offs or pick-ups of riders become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, the number of Drivers or consumers could decrease, which would adversely affect our business, financial condition, and operating results. While we have entered into agreements with most major U.S. airports as well as certain airports outside the United States to allow the use of our platform within airport boundaries, we cannot guarantee that we will be able to renew such agreements on favorable terms if at all, and we may not be successful in negotiating similar agreements with airports in all jurisdictions.
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
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. Challenges related to our historical culture and workplace practices and negative publicity we experience have in the past led to significant attrition and made it more difficult to attract high-quality employees. Our employees worked from home for almost two years in light of the pandemic, and although we have implemented our “return to office” plan, which includes a shift to a hybrid model where employees have flexibility to work from home, a hybrid model may create challenges, including challenges maintaining our corporate culture, productivity and availability of key personnel and other employees necessary to conduct our business, increasing attrition or limiting our ability to attract employees if individuals prefer to work full time at home or in the office. Future challenges related to our culture and workplace practices or additional negative publicity could lead to further attrition and difficulty attracting high-quality employees.
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
We track certain operational metrics and our category position with internal systems and tools, and our equity stakes in minority-owned entities with information provided by such minority-owned entities, and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain operational metrics, including key metrics such as MAPCs, Trips, Gross Bookings, and our category position, with internal systems and tools, and our equity stakes in minority-owned entities with information provided by such minority-owned entities, that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose, or our estimates of our category position. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. For example, we believe that there are consumers who have multiple accounts, even though we prohibit that in our Terms of Service and implement measures to detect and prevent that behavior. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics or our estimates of our category position or our equity stakes in our minority-owned entities are not accurate representations of our business, or if investors do not perceive our operating metrics or estimates of our category position or equity stakes in our minority-owned entities to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.
In certain jurisdictions, we allow consumers to pay for rides and meal or grocery deliveries using cash, which raises numerous regulatory, operational, and safety concerns. If we do not successfully manage those concerns, we could become subject to adverse regulatory actions and suffer reputational harm or other adverse financial and accounting consequences.
In certain jurisdictions, including India, Brazil, and Mexico, as well as certain other countries in Latin America, Europe, the Middle East, and Africa, we allow consumers to use cash to pay Drivers the entire fare of rides and cost of meal deliveries (including our service fee from such rides and meal or grocery deliveries). In 2023, cash-paid trips accounted for approximately 6% of our global Gross Bookings. This percentage may increase in the future, particularly in the markets in which Careem operates. The use of cash in connection with our technology raises numerous regulatory, operational, and safety concerns. For example, many jurisdictions have specific regulations regarding the use of cash for ridesharing and certain jurisdictions prohibit the use of cash for ridesharing. Failure to comply with these regulations could result in the imposition of significant fines and penalties and could result in a regulator requiring that we suspend operations in those jurisdictions. In addition to these regulatory concerns, the use of cash with our Mobility products and Delivery offering can increase safety and security risks for Drivers and riders, including potential robbery, assault, violent or fatal attacks, and other criminal acts. In certain jurisdictions such as Brazil, serious safety incidents resulting in robberies and violent, fatal attacks on Drivers while using our platform have been reported. If we are not able to adequately address any of these concerns, we could suffer significant reputational harm, which could adversely impact our business.
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
In 2023, 69% of our Gross Bookings were paid by either credit card or debit card. As such, the loss of our credit card acceptance privileges would significantly limit our business model. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry (“PCI”) and Data Security Standard (the “Standard”). The Standard is a comprehensive set of requirements for enhancing payment account data security developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. Our failure to comply with the Standard and other network operating rules could result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in the payment card network rules, we may be required to submit to periodic audits, self-assessments, or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self- assessment, or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Moreover, the payment card networks could adopt new operating rules or interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. In addition to violations of network rules, including the Standard, any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, could increase our costs, or could otherwise harm our business. The loss of our credit card acceptance privileges for any one of these reasons, or the significant modification of the terms under which we obtain credit card acceptance privileges, may have an adverse effect on our business, revenue, and operating results.
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
Our growing use of artificial intelligence (“AI”) (including machine learning) in our offerings presents additional risks. This technology presents a number of risks inherent in its use. AI algorithms or automated processing of data may be flawed and datasets may be insufficient or contain biased information, which can create inaccurate or discriminatory outcomes. AI algorithms may use third-party AI with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. The United States and other countries may consider comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that the European Commission has proposed the first such framework. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including decisions based on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning and algorithms, have and could impair the acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These and other deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI ethically in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.

We are subject to climate change risks, including physical and transitional risks, and if we are unable to manage such risks, our business may be adversely impacted.
We face climate change related physical and transition risks, which include risks associated with market shifts toward more sustainable or renewable forms of energy and energy conservation. In the context of our business, this includes market shifts toward electric vehicles (“EVs”) and lower carbon business models, and potential increased energy costs. Physical climate change risks include risks related to extreme weather events or natural disasters, and include extreme storms and temperatures, flooding, droughts, freezes, wildfires, earthquakes and tsunamis, as well as chronic changes such as sea-level rise. Climate-related events, including the increasing frequency, severity and duration of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of merchants, Shippers, Carriers and Drivers using our platform, and may cause us to experience higher losses and additional costs to maintain or resume operations. While we and third parties may take various actions to mitigate business risks associated with climate change, this may require incurring substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks. Additionally, we are or may become subject to emerging environmental and social laws and regulations, including climate policies such as regulations adopted in California in May 2021 requiring 90% of vehicle miles traveled by rideshare fleets in California to have been in zero emission vehicles by 2030, with interim targets beginning in 2023. In addition, Drivers may be subject to climate-related policies that indirectly impact our business, such as the Congestion Charge Zone and Ultra Low Emission Zone schemes adopted in London that impose fees on drivers in fossil-fueled vehicles, which may impact our ability to attract and maintain Drivers on our platform, and to the extent we experience Driver supply constraints in a given market, we may need to increase Driver incentives.
Moreover, environmental and social laws and regulations, including climate regulations, are also increasing with a variety of stakeholders, including regulators seeking more information on related risks and impacts. For example, we are subject to regulation adopted in the European Union in December 2022, the Corporate Sustainability Reporting Directive, with targets beginning in 2024. In the United States, we are subject to regulation and legislation at the state level, for example California recently adopted climate-related disclosure legislation and other states are expected to do so, and at the federal level by the US Securities and Exchange Commission. Additional regulation may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such levels of controls in the past, and impose increased oversight obligations on our management and board of directors, as well as require us to hire third party experts. Additional regulatory requirements may also end up exposing us to increased activism, litigation and enforcement. All of these risks may also impact our suppliers, business partners or customers, which may impact our business, financial condition, or results of operations.
Increased attention to, and evolving expectations regarding, environment, social and governance and sustainability matters may impact our business, reputation and liabilities, including in the context of certain commitments we have made.
We have taken, and may continue to take, certain environmental and social actions, including the establishment of environmental and social goals or targets, including those that relate to climate change matters. Our ability to meet our environmental and social commitments is dependent on many external factors, including such factors as rapidly changing regulations, governmental or political shifts, policies and related interpretation, advances in technology such as battery storage, as well the availability, cost and accessibility of EVs to Drivers, and the availability of EV charging infrastructure that can be efficiently accessed by Drivers. We have made certain climate-related commitments, including our commitment to 100% renewable electricity for our U.S. offices by 2025, our commitment to net zero climate emissions from corporate operations by 2030, and our commitment to be a net zero company by 2040, and our commitment to reduce unnecessary packaging waste from deliveries by 2030. In addition, our Supplier Code of Conduct sets environmental standards for our supply chain, and we recognize that there are inherent climate-related risks wherever business is conducted. All our climate change-related goals are intentionally challenging, and are therefore subject to risks, uncertainties, third party information or action, and conditions, many of which are outside of our control. Progressing towards our climate commitments requires us to invest significant effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise our timelines and/or climate commitments. For example, the pandemic has negatively impacted our ability to dedicate resources to make the progress on our climate commitments that we initially anticipated. There can be no assurances that our commitments will be achieved in the manner we currently intend or at all, and any failure or perceived failure to meet regulatory requirements related to climate change, or to meet our stated climate change commitments (or other environmental and social commitments) on the timeframe we committed to, or at all, could have an adverse impact on our costs and ability to operate, result in litigation, as well as harm our brand, reputation, and consequently, our business.
In addition, all our environmental, social and governance disclosures, including our climate goals, are also subject to certain assumptions, estimations, methodologies, and third-party information that we believed to be reasonable at the time, but which may subsequently be determined to be erroneous, insufficient, or otherwise misaligned with stakeholder expectations. Any failure or perceived failure to satisfy evolving stakeholder expectations for environmental, social and governance practices and reporting may harm our reputation and impact relationships with certain investors and other stakeholders.
Furthermore, there are efforts by some stakeholders to reduce or limit companies’ efforts on certain environmental, social and governance related matters. Both advocates and opponents are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, and we have been in the past, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified above and other similar risks.
General Economic Risks
Occurrence of a catastrophic event, including but not limited to disease, a weather event, war, or terrorist attack, could adversely impact our business, financial condition and results of operation.
Outbreaks of contagious disease and the impact of actions to mitigate such disease or pandemic, have adversely impacted and could in the future adversely impact our business, financial condition and results of operations. We also face risks related to health epidemics, outbreaks of contagious disease, and other adverse health developments. For example, the pandemic and responses thereto had an adverse impact on our business and operations, including, for example, by reducing the demand for our Mobility offerings globally, and affecting travel behavior and demand, as well as impacting Driver supply constraints. As another example, during the pandemic, to support social distancing, we temporarily suspended our shared rides offering globally.
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
In addition, we cannot predict the impact any future pandemic or outbreak of a disease, or a catastrophic event will have on our business partners and third-party vendors, and we may be adversely impacted as a result of the adverse impact our business partners and third-party vendors suffer. For example, concerns over the economic impact of the pandemic caused extreme volatility in financial markets, which adversely impacted our stock price and our ability to access capital markets, and any future pandemics or other catastrophic events may have a similar impact. In addition, the broader consequences of the conflict between Russia and Ukraine, which may include additional international sanctions, embargoes, regional instability, and geopolitical shifts, increased tensions between the United States and countries in which we operate, and the extent of the conflict’s effect on the global economy, cannot be predicted. Any of these risks could materially affect the value of our assets, which could have an adverse effect on our business, financial condition, operating results, or the trading price of our common stock. The failure of a bank, or other adverse conditions impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the Federal Deposit Insurance Corporation limits will be backstopped by the U.S., or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. To the extent any of the foregoing or other catastrophic event adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial performance and condition, and results of operations.
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
As of December 31, 2023, we had total outstanding indebtedness of $9.6 billion aggregate principal amount. In addition, up to approximately $128 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of December 31, 2023. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
In August 2022, the Inflation Reduction Act (“the IRA”) was enacted to take into effect for tax years after December 31, 2022. It introduced a corporate alternative minimum tax (“CAMT”) equal to 15% of the adjusted financial statement income for large corporations with profits in excess of $1 billion and a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. For the year ended December 31, 2023, the IRA CAMT does not apply to the Company. It is possible that the IRA CAMT could increase our future tax liability, which could in turn adversely impact our business and future profitability.
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
As of December 31, 2023, we had U.S. federal net operating loss carryforwards of $296 million that begin to expire in 2031 and $12.2 billion that have an unlimited carryover period. As of December 31, 2023, we had U.S. state net operating loss carryforwards of

$8.8 billion that started expiring in 2023 and $1.9 billion that have an unlimited carryover period. As of December 31, 2023, we had foreign net operating loss carryforwards of $872 million that begin to expire in 2024 and $18.6 billion that have an unlimited carryover period. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-ownership change U.S. federal net operating loss carryforwards and other pre-ownership change U.S. federal tax attributes, such as research tax credits, to offset its post-ownership change income may be limited. Many U.S. states follow similar rules for restricting use of tax attributes after an ownership change. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards and other tax attributes to offset U.S. federal and state taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
As of December 31, 2023, our platform is available in more than 10,000 cities across approximately 70 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
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
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we have, and may continue to become subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. In addition, the GDPR contains a provision that individuals shall have the right not to be subject to a decision based solely on automated processing, including profiling, which produces legal effects concerning them or similarly significantly affects them. Decisions by us based on AI or automated processing of data, or insufficient disclosures regarding this processing, have and could impair our business and have and could subject us to lawsuits, regulatory investigations or other harm. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, including for automated processing, decision making, and profiling, which will increase our compliance costs and the risks associated with non-compliance. For example, the California Consumer Privacy Act (“CCPA”), which provided new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Other U.S. states have adopted, and likely will continue to adopt, similar laws that provide new consumer privacy rights and business operational requirements. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) in 2018, which is now in effect. These laws may be subject to amendments and regulations that may change over time, or result in additional follow-on laws such as the California Privacy Rights Act (“CPRA”) passed in California in November 2020. For further information on risks related to our use of automated decision making and automated processing, see the risk factor titled “—Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the data sets used, and/or a complex, developing regulatory environment.”
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the EEA. We rely on transfer mechanisms permitted under these laws. Such mechanisms have received heightened regulatory and judicial scrutiny and have undergone modifications, and a 2020 decision by the Court of Justice of the European Union had cast doubt on the adequacy of all of the formerly-approved mechanisms for transferring personal data from countries in the EEA to certain other countries such as the United States. While in July 2023 the European Commission deemed a new EU-US Data Privacy Framework adequate for personal data transfers from the EU (and the rest of the EEA) to the US, this Framework has been challenged. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data of Drivers, consumers, or employees in those regions, which could have an adverse effect on our business, financial condition, and operating results, and result in substantial fines, enforcement actions, litigation, injunctive relief, and other penalties that may be costly or that may impact our business. In addition, we may be required to disclose personal data pursuant to demands from government agencies, including from state and city regulators as a requirement for obtaining or maintaining a license or otherwise, from law enforcement agencies, and from intelligence agencies. This disclosure or potential disclosure may result in a failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations, could result in proceedings or actions against us in the same or other jurisdictions, and could have an adverse impact on our reputation and brand. In addition, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationship with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing fines or penalties against us. Further, if any jurisdiction in which we operate changes its laws, rules, or regulations relating to data residency or local computation such that we are unable to comply in a timely manner or at all, we may risk losing our rights to operate in such jurisdictions. This could adversely affect the manner in which we provide our products and offerings and thus materially affect our operations and financial results.
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
We have operations in, and have business relationships with, entities in countries known to experience high levels of corruption. We are subject to the FCPA and other similar laws outside the United States that prohibit improper payments or offers of payments to foreign officials, foreign political parties or candidates for foreign political office for the purpose of obtaining or retaining business. U.S. and non-U.S. regulators alike continue to focus on the enforcement of these laws, and we may be subject to additional compliance requirements to identify criminal activity and payments to sanctioned parties. Our activities in certain countries with high levels of corruption enhance the risk of unauthorized payments or offers of payments by Drivers, consumers, merchants, Shippers or Carriers, employees, consultants, or business partners in violation of various anti-corruption laws, including the FCPA, even though the actions of these parties are often outside our control. Our acquisition of Careem may further enhance this risk because users of Careem’s platform and Careem’s employees, consultants, and business partners may not be familiar with, and may not have been previously subject to, these anti-corruption laws. In addition, our existing and future safeguards, including training and compliance programs to discourage these practices by such parties, may not prove effective, and such parties may engage in conduct for which we could be held responsible. Additional compliance requirements may compel us to revise or expand our compliance program, including the procedures we use to verify the identity of platform users and monitor international and domestic transactions.
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
The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe that we have conducted our business in a manner that does not result in being characterized as an “investment company” under the Investment Company Act because we are primarily engaged in a non-investment company business. Although a significant portion of our assets constitute investments in non-controlled entities (including in China), referred to elsewhere in this Annual Report on Form 10-K as minority-owned entities, we believe that we are not an investment company as defined by the Investment Company Act. While we intend to conduct our operations such that we will not be deemed an investment company, such a determination would require us to initiate burdensome compliance requirements and comply with restrictions imposed by the Investment Company Act that would limit our activities, including limitations on our capital structure and our ability to transact with affiliates, which would have an adverse effect on our financial condition. To avoid such a determination, we may be required to conduct our business in a manner that does not subject us to the requirements of the Investment Company Act, which could have an adverse effect on our business. For example, we may be required to sell certain of our assets and pay significant taxes upon the sale or transfer of such assets.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Safeguarding our critical networks and the information that platform users share with us is vital to our business. One key way that Uber addresses this need is through its cybersecurity risk management program (“Cybersecurity Program”).
Uber’s Chief Information Security Officer (“CISO”) is responsible for the Cybersecurity Program, which is coordinated and primarily executed by the global organization of engineers focused on risk management using the NIST Framework (Identify, Protect, Detect, Respond, and Recover) and activities such as automation, secure development, and advanced analytics and monitoring. The CISO has served in such role since February 2021 and has more than 20+ years of engineering and/or cybersecurity experience, including previously as CISO and Deputy Chief Technology Officer at a Fortune 500 company.
The Cybersecurity Program is also supported by Uber’s Chief Privacy Officer and Associate General Counsel, Privacy & Cybersecurity (“CPO”), who has served in that role since August 2018. The CPO has three decades of experience as a legal advisor to multinational corporations, including serving as Chief Privacy & Security Counsel for a Fortune 100 technology company prior to her role at Uber.
The Cybersecurity Program is supported by other members of Uber’s senior management team as well, including the Chief Legal Officer, Head of Platform Engineering, and EU Data Protection Officer. Uber’s Board of Directors oversees the Cybersecurity Program through regular updates.
This Cybersecurity Program is a critical component of Uber’s enterprise risk management program, through which Uber reviews business, cybersecurity, information technology, privacy, legal, and geopolitical risks, among others. The Cybersecurity Program is designed to assess, identify, and manage risks from cybersecurity threats.
Key elements of this program include:
•Oversight and Governance. Uber’s Board oversees the Cybersecurity Program, and Uber’s risk profile with respect to cybersecurity matters, through regular reports and reviews. These include presentations by the CISO to the Board and Audit Committee on an alternating quarterly basis, quarterly reports of certain cybersecurity incidents to the Board, and annual reports by the CPO to the Board.
The CISO also provides quarterly updates to Uber’s senior management regarding cybersecurity risks, as well as interim updates during regular meetings with Uber’s engineering, product and internal audit leadership. The CISO and CPO also jointly chair Uber’s Privacy and Cybersecurity Council, which provides a venue for cross-functional insight and input into the Cybersecurity Program and our privacy program as they relate to Uber’s business operations.
•Internally conducted environment and vulnerability assessments. These include semi-annual assessments performed by Uber’s security engineering teams. The findings from these assessments are reported to Uber’s senior management, including the CISO, and the Board or Audit Committee. In addition, our internal audit function periodically conducts additional reviews and assessments, which are reported to the Audit Committee.
•Independent third-party audits and assessments by industry-leading firms. These include regular assessments of Uber’s information systems, business systems and cybersecurity infrastructure; reviews to identify opportunities to strengthen Uber’s cybersecurity posture; and cybersecurity audits for purposes of maintaining Uber’s Payment Cards Industry (PCI), ISO 27001 and 27002, and SOC1 and SOC2 certifications.
•Cyber incident management. This includes efforts by Uber’s security engineering team, at the direction of the CISO, to review potential incidents identified by Uber’s internal teams, Uber’s third-party service providers or external researchers through Uber’s Bug Bounty program; identify those which represent potential or actual threats to Uber’s systems, data or users; investigate and mitigate the cause and impact of such incidents; and implement safeguards to help prevent recurrence. Uber’s CPO and legal team support such efforts, including in connection with legal or disclosure obligations triggered in connection with any such incidents.
•Third Party Risk Management. Uber performs due diligence regarding its third-party suppliers, service providers and business partners. This includes requiring submission of evidence demonstrating third parties’ ability to meet Uber’s cybersecurity and data handling requirements. In addition, Uber’s third-party suppliers and service providers who process Uber personal data are contractually obligated to notify Uber if they experience certain incidents impacting Uber personal data.
For a discussion regarding risks from cybersecurity threats, see our risk factors, including the risk factors titled “—We have experienced, and may experience security or privacy breaches or other unauthorized or improper access to, use of, disclosure of, alteration of or destruction of our proprietary or confidential data, employee data, or platform user data, which could cause loss of revenue, harm to our brand, business disruption, and significant liabilities”, “—Cyberattacks, including computer malware, ransomware, viruses, denial of service attacks, spamming, phishing and social engineering attacks could harm our reputation, business, and operating results”, “—We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, other federal, state and local government agencies and other foreign government agencies, the adverse outcomes of which could harm our business” and “—We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action, and negative press about our privacy and data protection practices” in Part I, Item 1A of this Annual Report on Form 10-K.
ITEM 2. PROPERTIES
As of December 31, 2023, we leased and owned office facilities around the world totaling 8.8 million square feet, including 2.0 million square feet for our corporate headquarters in the San Francisco Bay Area, California.
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
Legal Proceedings Described in Note 14 – Commitments and Contingencies to Our Consolidated Financial Statements
Note 14 – Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2023 contained in this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 14 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
Legal Proceedings That Are Not Described in Note 14 – Commitments and Contingencies to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 14 – Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2023 contained in this Annual Report on Form 10-K, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Australia Class Actions
In May 2019, an Australian law firm filed a class action in the Supreme Court of Victoria, Australia, against us and certain of our subsidiaries, on behalf of certain participants in the taxi, hire-car, and limousine industries. The plaintiff alleges that the Uber entities conspired to injure the group members during the period 2014 to 2017 by either directly breaching transport legislation or commissioning offenses against transport legislation by UberX Drivers in Australia. The claim alleges, in effect, that these operations caused loss and damage to the class representative and class members, including lost income and decreased value of certain taxi licenses. In March, April and October 2020, the same Australian law firm filed four additional class action lawsuits alleging the same claim. We intend to continue to vigorously defend against the lawsuit. A trial has been scheduled to commence in March 2024.
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
Holders of our Common Stock
As of February 12, 2024, there were 1,366 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”), S&P 500 Information Technology Sector Index (“S&P 500 IT”) and the Nasdaq Composite Index (“NASDAQ”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on May 10, 2019, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 21, 2023, for reference to discussion of the fiscal year ended December 31, 2021, the earliest of the three fiscal years presented.

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

Financial and Operational Highlights

	Year Ended December 31,
(In millions, except percentages)	2022	2023	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2), (3)	131	150	15%
Trips (2)	7,642	9,448	24%
Gross Bookings (2)	$115,395	$137,865	19%	20%
Revenue	$31,877	$37,281	17%	18%
Income (loss) from operations	$(1,832)	$1,110	**
Net income (loss) attributable to Uber Technologies, Inc.	$(9,141)	$1,887	**
Adjusted EBITDA (1), (2)	$1,713	$4,052	137%
Net cash provided by operating activities (4)	$642	$3,585	**
Free cash flow (1), (4)	$390	$3,362	**
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” below for more information.
(3) MAPCs presented for annual periods are MAPCs for the fourth quarter of the year.
(4) Net cash provided by operating activities and free cash flow during the year ended December 31, 2022 reflected an approximately $733 million (£613 million) cash outflow related to the resolution of all outstanding HMRC VAT claims that were paid during the fourth quarter of 2022.
Net cash provided by operating activities and free cash flow during the year ended December 31, 2023 reflected an approximately $789 million (£631 million) cash outflow related to payments of HMRC VAT assessments for the period of March 2022 to June 2023.
For additional information on these matters, refer to Note 14 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K as well as the section titled “Liquidity and Capital Resources”.
** Percentage not meaningful.
Highlights for 2023
In the fourth quarter of 2023, our MAPCs were 150 million, growing 8 million, or 6%, quarter-over-quarter, and growing 15% compared to the same period in 2022.
Overall Gross Bookings increased by $22.5 billion in 2023, up 19%, or 20% on a constant currency basis, compared to 2022. Mobility Gross Bookings grew 32% year-over-year, on a constant currency basis, primarily due to increases in Trip volumes. Delivery Gross Bookings grew 15% year-over-year, on a constant currency basis, primarily driven by an increase in delivery orders and higher basket sizes. Freight Gross Bookings declined 25% year-over-year, on a constant currency basis, primarily attributable to lower revenue per load and volume both a consequence of the challenging freight market cycle.
Revenue was $37.3 billion, up 17% year-over-year. Mobility revenue increased $5.8 billion primarily attributable to an increase in Mobility Gross Bookings of 31% year-over-year. Delivery revenue increased $1.3 billion primarily attributable to an increase in Delivery Gross Bookings of 14% year-over-year. Revenue growth was partially offset by a $1.7 billion decrease in our Freight business, with Freight Gross Bookings declining 25% year-over-year. Additionally, the increase in Mobility and Delivery revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $368 million and $796 million across Mobility and Delivery, respectively.
Net income attributable to Uber Technologies, Inc. was $1.9 billion, which includes the favorable impact of a pre-tax unrealized gain on debt and equity securities, net, of $1.6 billion primarily related to changes in the fair value of our equity securities, including: a $985 million net unrealized gain on our Aurora investment, a $443 million net unrealized gain on our Didi investment, a $84 million net unrealized gain on our Joby investment, and a $80 million net unrealized gain on our Grab investment.
Adjusted EBITDA was $4.1 billion, growing $2.3 billion year-over-year. Mobility Adjusted EBITDA profit was $5.0 billion, up $1.7 billion year-over-year. Delivery Adjusted EBITDA profit was $1.5 billion, up $955 million year-over-year. These increases were partially offset by a $216 million increase in Corporate G&A and Platform R&D costs, year-over-year, as well as a $64 million decrease in Freight Adjusted EBITDA year-over-year.
We ended the year with $5.4 billion in unrestricted cash, cash equivalents and short-term investments.

Components of Results of Operations
Revenue
We generate substantially all of our revenue from fees paid by Drivers and Merchants for use of our platform. We have concluded that we are an agent in these arrangements as we arrange for other parties to provide the service to the end-user. Under this model, revenue is net of Driver and Merchant earnings and Driver incentives. We act as an agent in these transactions by connecting consumers to Drivers and Merchants to facilitate a Trip, meal, grocery or other delivery service. In certain markets we are responsible for the Mobility or Delivery services (and in most markets we are responsible for the Freight services), and in these markets we present revenue from end-users and from Shippers on a gross basis, with the payments to Drivers and Carriers classified within cost of revenue, exclusive of depreciation and amortization.
We would expect revenue to fluctuate on an absolute dollar basis for the foreseeable future based upon factors such as Trip volume, Driver supply, macroeconomic conditions, global travel activities and management pricing and promotional activities. During the year ended December 31, 2023, we implemented a business model change in certain major markets resulting in end-users becoming our customers. Promotions to end-users considered customers are recognized as contra-revenue while promotions to end-users not considered customers are recognized as sales and marketing expenses.
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Revenue Recognition” as well as “Note 1 – Description of Business and Summary of Significant Accounting Policies - Revenue Recognition,” and “Note 2 – Revenue” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue, exclusive of depreciation and amortization, primarily consists of costs incurred for certain Mobility and Delivery transactions where we are primarily responsible for Mobility and Delivery services and pay Drivers and Couriers for services, certain insurance costs related to our Mobility and Delivery offerings, costs incurred with Carriers for Uber Freight transportation services, credit card processing fees, bank fees, data center and networking expenses, mobile device and service costs, and amounts related to fare chargebacks and other credit card losses.
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
Sales and Marketing
Sales and marketing expenses primarily consist of advertising costs, product marketing costs, discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers, compensation costs, including stock-based compensation to sales and marketing employees, and the allocation of certain corporate costs. We expense advertising and other promotional expenditures as incurred.
We would expect sales and marketing expenses to vary from period to period as a percentage of revenue due to timing of marketing campaigns.
During the year ended December 31, 2023, we implemented a business model change in certain major markets resulting in end-users becoming our customers. Promotions to end-users considered customers are recognized as contra-revenue while promotions to end-users not considered customers are recognized as sales and marketing expenses.
Research and Development
Research and development expenses primarily consist of compensation costs, including stock-based compensation, for employees in engineering, design and product development. Expenses also include ongoing improvements to, and maintenance of, existing products and services, and allocation of certain corporate costs. We expense substantially all research and development expenses as incurred.

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
•Gain (loss) from sale of investments.
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
Income (Loss) from Equity Method Investments
Income (loss) from equity method investments primarily includes the results of our share of income or loss from our equity method investments. For additional information, see “Note 4 - Equity Method Investments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Results of Operations
The following table summarizes our consolidated statements of operations for each of the periods presented (in millions):

	Year Ended December 31,
	2022	2023

Revenue	$31,877	$37,281
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	19,659	22,457
Operations and support	2,413	2,689
Sales and marketing	4,756	4,356
Research and development	2,798	3,164
General and administrative	3,136	2,682
Depreciation and amortization	947	823
Total costs and expenses	33,709	36,171
Income (loss) from operations	(1,832)	1,110
Interest expense	(565)	(633)
Other income (expense), net	(7,029)	1,844
Income (loss) before income taxes and income from equity method investments	(9,426)	2,321
Provision for (benefit from) income taxes	(181)	213
Income from equity method investments	107	48
Net income (loss) including non-controlling interests	(9,138)	2,156
Less: net income attributable to non-controlling interests, net of tax	3	269
Net income (loss) attributable to Uber Technologies, Inc.	$(9,141)	$1,887

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Year Ended December 31,
	2022	2023

Revenue	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	62%	60%
Operations and support	8%	7%
Sales and marketing	15%	12%
Research and development	9%	8%
General and administrative	10%	7%
Depreciation and amortization	3%	2%
Total costs and expenses	106%	97%
Income (loss) from operations	(6)%	3%
Interest expense	(2)%	(2)%
Other income (expense), net	(22)%	5%
Income (loss) before income taxes and income from equity method investments	(30)%	6%
Provision for (benefit from) income taxes	(1)%	1%
Income from equity method investments	—%	—%
Net income (loss) including non-controlling interests	(29)%	6%
Less: net income attributable to non-controlling interests, net of tax	—%	1%
Net income (loss) attributable to Uber Technologies, Inc.	(29)%	5%
(1) Totals of percentage of revenues may not foot due to rounding.
Comparison of the Years Ended December 31, 2022 and 2023
Revenue

	Year Ended December 31,		% Change
(In millions, except percentages)	2022	2023

Revenue	$31,877	$37,281	17%
2023 Compared to 2022
Revenue increased $5.4 billion, or 17% year-over-year. Mobility revenue increased $5.8 billion primarily attributable to an increase in Mobility Gross Bookings of 31% year-over-year. Delivery revenue increased $1.3 billion primarily attributable to an increase in Delivery Gross Bookings of 14% year-over-year. Revenue growth was partially offset by a $1.7 billion decrease in our Freight business, with Freight Gross Bookings declining 25% year-over-year. Additionally, the increase in Mobility and Delivery revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $368 million and $796 million across Mobility and Delivery, respectively.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Year Ended December 31,		% Change
(In millions, except percentages)	2022	2023

Cost of revenue, exclusive of depreciation and amortization	$19,659	$22,457	14%
Percentage of revenue	62%	60%
2023 Compared to 2022
Cost of revenue, exclusive of depreciation and amortization, increased $2.8 billion, or 14%, mainly due to a $1.6 billion increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings, a $1.4 billion increase in insurance expense primarily due to an increase in miles driven in our Mobility business, and an $945 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets, partially offset by a $1.3 billion decrease in Freight Carrier payments due to reduced Freight Gross Bookings.

Operations and Support

	Year Ended December 31,		% Change
(In millions, except percentages)	2022	2023

Operations and support	$2,413	$2,689	11%
Percentage of revenue	8%	7%
2023 Compared to 2022
Operations and support expenses increased $276 million, or 11%, primarily attributable to a $132 million increase in employee headcount costs, a $58 million increase in Driver background checks, and a $47 million increase in external contractor expenses.
Sales and Marketing

	Year Ended December 31,		% Change
(In millions, except percentages)	2022	2023

Sales and marketing	$4,756	$4,356	(8)%
Percentage of revenue	15%	12%
2023 Compared to 2022
Sales and marketing expenses decreased $400 million, or 8%, primarily attributable to a $448 million decrease in consumer discounts, promotions, credits and refunds to $1.7 billion compared to $2.2 billion in 2022. The decrease in consumer discounts, promotions, credits and refunds is primarily attributed to business model changes in some countries that classified certain sales and marketing costs as contra revenue totaling $1.2 billion, partially offset by a $716 million increase in consumer discounts, promotions, credits and refunds spend globally.
Research and Development

	Year Ended December 31,		% Change
(In millions, except percentages)	2022	2023

Research and development	$2,798	$3,164	13%
Percentage of revenue	9%	8%
2023 Compared to 2022
Research and development expenses increased $366 million, or 13%, primarily attributable to a $223 million increase in employee headcount costs and a $155 million increase in stock-based compensation.
General and Administrative

	Year Ended December 31,		% Change
(In millions, except percentages)	2022	2023

General and administrative	$3,136	$2,682	(14)%
Percentage of revenue	10%	7%
2023 Compared to 2022
General and administrative expenses decreased $454 million, or 14%, primarily attributable to a $327 million decrease in other corporate expenses and a $208 million decrease in legal settlements and legal expenses, partially offset by a $73 million increase in employee headcount costs.
Depreciation and Amortization

	Year Ended December 31,		% Change
(In millions, except percentages)	2022	2023

Depreciation and amortization	$947	$823	(13)%
Percentage of revenue	3%	2%
2023 Compared to 2022
Depreciation and amortization expenses decreased $124 million, or 13%, primarily attributable to a $160 million decrease in amortization expenses due to acquired Postmates intangible assets being fully amortized in 2022. This was partially offset by a $25 million increase in amortization for internally developed software.
Interest Expense

	Year Ended December 31,		% Change
(In millions, except percentages)	2022	2023

Interest expense	$(565)	$(633)	12%
Percentage of revenue	(2)%	(2)%
2023 Compared to 2022
Interest expense increased by $68 million, or 12%, primarily attributable to an increase in interest expense on our term loans due to higher LIBOR and SOFR rates.
Other Income (Expense), Net

	Year Ended December 31,		% Change
(In millions, except percentages)	2022	2023

Interest income	$139	$484	248%
Foreign currency exchange gains (losses), net	(147)	(182)	(24)%
Gain on business divestitures, net	14	204	**
Loss from sale of investment	—	(74)	**
Unrealized gain (loss) on debt and equity securities, net	(7,045)	1,610	**
Impairment of equity method investment	(182)	—	**
Revaluation of MLU B.V. call option	191	—	**
Other, net	1	(198)	**
Other income (expense), net	$(7,029)	$1,844	**
Percentage of revenue	(22)%	5%
** Percentage not meaningful.
2023 Compared to 2022
Interest income increased by $345 million primarily attributable to a larger investment portfolio and higher yields compared to the same period in 2022.
Gain on business divestitures, net increased by $190 million primarily due to a $204 million gain on the sale of interest in Careem Technologies in the fourth quarter of 2023. For additional information, see Note 18 – Divestitures included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Unrealized gain (loss) on debt and equity securities, net increased by $8.7 billion primarily represents changes in the fair value of our equity investments. In 2022, unrealized loss on debt and equity securities, net, includes: a $3.0 billion net unrealized loss on our Aurora investments, a $2.1 billion net unrealized loss on our Grab investment, a $1.0 billion net unrealized loss on our Didi investment, a $747 million change of fair value on our Zomato investment, as well as a $142 million net unrealized loss on our other investments in securities accounted for under the fair value option.
In 2023, net unrealized gain on debt and equity securities, net, includes: a $985 million net unrealized gain on our Aurora investment, a $443 million net unrealized gain on our Didi investment, a $84 million net unrealized gain on our Joby investment, and a $80 million net unrealized gain on our Grab investment. For additional information, see Note 3 – Investments and Fair Value Measurement included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		% Change
(In millions, except percentages)	2022	2023

Provision for (benefit from) income taxes	$(181)	$213	**
Effective tax rate	1.9%	9.2%
** Percentage not meaningful.
2023 Compared to 2022
Provision for income taxes increased by $394 million primarily due to the deferred U.S. tax impact related to our investments.
Income from Equity Method Investments

	Year Ended December 31,		% Change
(In millions, except percentages)	2022	2023

Income from equity method investments	$107	$48	(55)%
Percentage of revenue	—%	—%
2023 Compared to 2022
The change in income from equity method investments was not material.
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
Revenue

	Year Ended December 31,		% Change
(In millions, except percentages)	2022	2023

Mobility	$14,029	$19,832	41%
Delivery	10,901	12,204	12%
Freight	6,947	5,245	(24)%
Total revenue	$31,877	$37,281	17%
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

	Year Ended December 31,		% Change
(In millions, except percentages)	2022	2023

Mobility	$3,299	$4,963	50%
Delivery	551	1,506	173%
Freight	—	(64)	**
Corporate G&A and Platform R&D (1), (2)	(2,137)	(2,353)	(10)%
Adjusted EBITDA (3)	$1,713	$4,052	137%
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
** Percentage not meaningful.
Mobility Segment
For the year ended December 31, 2023 compared to the same period in 2022, Mobility revenue increased $5.8 billion, or 41% and Mobility adjusted EBITDA profit increased $1.7 billion, or 50%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 31%, driven by an increase in Trip volumes. The increase in Mobility revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $368 million.
Mobility Adjusted EBITDA profit increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $1.6 billion increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, and a $1.4 billion increase in insurance expense primarily due to an increase in miles driven.
Delivery Segment
For the year ended December 31, 2023 compared to the same period in 2022, Delivery revenue increased $1.3 billion, or 12% and Delivery adjusted EBITDA profit increased $955 million, or 173%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 14%, driven by an increase in delivery orders and higher basket sizes. The increase in Delivery revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $796 million.
Delivery Adjusted EBITDA profit increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $945 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, and a $116 million increase in employee headcount costs.
Freight Segment
For the year ended December 31, 2023 compared to the same period in 2022, Freight revenue decreased $1.7 billion, or 24% and Freight adjusted EBITDA declined $64 million to a Freight adjusted EBITDA loss of $64 million.
Freight revenue decreased primarily attributable to a decrease in Freight Gross Bookings due to lower revenue per load and volume, both a consequence of the challenging freight market cycle.
Freight Adjusted EBITDA declined primarily attributable to the $1.7 billion decrease in Freight revenue, partially offset by a $1.3 billion decrease in Freight Carrier payments recorded in cost of revenue, exclusive of depreciation and amortization.

Certain Key Metrics and Non-GAAP Financial Measures
Adjusted EBITDA is a non-GAAP financial measure. For more information about how we use this and other non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “Reconciliations of Non-GAAP Financial Measures.”
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

(In millions)	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023

Mobility	$10,723	$13,364	$13,684	$14,894	$14,981	$16,728	$17,903	$19,285
Delivery	13,903	13,876	13,684	14,315	15,026	15,595	16,094	17,011
Freight	1,823	1,838	1,751	1,540	1,401	1,278	1,284	1,279
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net income (loss) attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Year Ended December 31,
(In millions, except percentages)	2022	2023	% Change

Adjusted EBITDA	$1,713	$4,052	137%
2023 Compared to 2022
Adjusted EBITDA improved $2.3 billion, to $4.1 billion, primarily attributable to a $1.7 billion increase in Mobility Adjusted EBITDA, a $955 million improvement in Delivery Adjusted EBITDA, partially offset by a $216 million increase in Corporate G&A and Platform R&D costs as well as a $64 million decrease in Freight Adjusted EBITDA.
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

 The following table presents a reconciliation of net income (loss) attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(In millions)	2022	2023

Adjusted EBITDA reconciliation:
Net income (loss) attributable to Uber Technologies, Inc.	$(9,141)	$1,887
Add (deduct):
Net income attributable to non-controlling interests, net of tax	3	269
Provision for (benefit from) income taxes	(181)	213
Income from equity method investments	(107)	(48)
Interest expense	565	633
Other (income) expense, net	7,029	(1,844)
Depreciation and amortization	947	823
Stock-based compensation expense	1,793	1,935
Legal, tax, and regulatory reserve changes and settlements	732	9
Goodwill and asset impairments/loss on sale of assets, net	25	84
Acquisition, financing and divestitures related expenses	46	36
Accelerated lease costs related to cease-use of ROU assets	6	—
COVID-19 response initiatives	1	—
Loss on lease arrangement, net	7	4
Restructuring and related charges	2	51
Mass arbitration fees, net	(14)	—
Adjusted EBITDA	$1,713	$4,052
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Year Ended December 31,
(In millions)	2022	2023
Free cash flow reconciliation:
Net cash provided by operating activities	$642	$3,585
Purchases of property and equipment	(252)	(223)
Free cash flow	$390	$3,362
Liquidity and Capital Resources

	Year Ended December 31,
(In millions)	2022	2023

Net cash provided by operating activities	$642	$3,585
Net cash used in investing activities	(1,637)	(3,226)
Net cash provided by (used in) financing activities	15	(95)
Operating Activities
Net cash provided by operating activities was $3.6 billion for the year ended December 31, 2023, primarily consisting of $2.2 billion of net income including non-controlling interests, adjusted for certain non-cash items, which primarily included $1.9 billion of stock-based compensation expense, $1.6 billion of unrealized gains from equity securities, $823 million of depreciation and amortization expense, $204 million gain from business divestiture, as well as a $165 million decrease in cash consumed by working capital. The decrease in cash consumed by working capital was primarily driven by an increase in our insurance reserves, partially offset by an increase in prepaid expenses and other assets as well as accounts receivable. Net cash provided by operating activities reflects a cash outflow of approximately $789 million (£631 million) cash outflow related to payments of HMRC VAT for assessments for the period of March 2022 to June 2023. For additional information on this matter, refer to Note 14 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Net cash provided by operating activities was $642 million for the year ended December 31, 2022, primarily consisting of $9.1 billion of net loss including non-controlling interests, adjusted for certain non-cash items, which primarily included $7.0 billion of unrealized losses from equity securities, $1.8 billion of stock-based compensation expense, and $947 million of depreciation and amortization expense, as well as a $335 million decrease in cash consumed by working capital. The decrease in cash consumed by working capital and other operating activities was primarily driven by an increase in our insurance reserves and accrued expenses and other current liabilities, partially offset by higher accounts receivable. Net cash provided by operating activities reflects a cash outflow of approximately $733 million (£613 million) related to the resolution of outstanding HMRC VAT claims that were paid during the fourth quarter of 2022.
Investing Activities
Net cash used in investing activities was $3.2 billion for the year ended December 31, 2023, primarily consisting of $8.8 billion in purchases of marketable securities, $223 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $5.1 billion and proceeds from the sale of an equity method investment of $721 million.
Net cash used in investing activities was $1.6 billion for the year ended December 31, 2022, primarily consisting of $1.7 billion in purchases of marketable securities, $252 million in purchases of property and equipment, and $59 million in acquisition of business net of cash acquired, partially offset by proceeds from maturities and sales of marketable securities of $376 million.
Financing Activities
Net cash used in financing activities was $95 million for the year ended December 31, 2023, primarily consisting of $2.7 billion in principal repayment on term loan and notes, $171 million of principal payments on finance leases and $141 million to fund the cost of entering into the capped call transactions related to our 2028 Convertible Notes, partially offset by $2.8 billion of proceeds from issuance of term loan and notes, net of issuance costs. For additional information, see Note 8 – Long-Term Debt and Revolving Credit Arrangements to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
Other Information
As of December 31, 2023, $2.8 billion of our $4.7 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash, cash equivalents and short-term investments in the United States are sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of December 31, 2023, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.
Non-Income Tax Matters
United Kingdom
On October 31, 2022, we settled our UK VAT dispute with the HMRC, the UK tax regulator, for all periods prior to March 14, 2022. As a result of the settlement agreement, these prior periods are closed to assessment and Uber made a payment of approximately $733 million (£613 million) in the fourth quarter of 2022 for this resolution.
As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK is a merchant of transportation and is required to remit VAT. Uber UK is remitting VAT under the Value Added (Tour Operators) Order 1987 (“VAT Order 1987”), which allows for VAT remittance on a calculated margin, rather than on Gross Bookings.
Throughout 2023, we received multiple assessments from the HMRC disputing our application of VAT Order 1987 application for the period of March 2022 to June 2023, totaling approximately $789 million (£631 million) for unpaid VAT. Uber paid, and is required to pay, these assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
The payments made in 2023 are recorded as a receivable in other assets on our consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to this matter and will be required to pay the assessments in order to continue with the appeals process. Any payments are expected to decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal. For additional information, see Note 14 – Commitments and Contingencies in the section titled “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
Commitments
Leases
Our operating lease portfolio primarily consists of corporate offices. For additional information, see Note 6 - Leases in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Long-Term Debt
We have long-term debt with varying maturities dates through 2030. For additional information, see Note 8 – Long-Term Debt and Revolving Credit Arrangements in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Purchase Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated.
In November 2022, we entered into commercial technology agreements with vendors for cloud computing services (“2022 Cloud Computing Service Agreements”). We are committed to spend an aggregate of at least $2.7 billion through November 2029, of which $291 million is short-term. We may pay more than the minimum purchase commitment to our cloud-computing web services providers based on usage. For the years ended December 31, 2022 and 2023, the amounts utilized for these agreements were immaterial.
As of December 31, 2023, we had $3.0 billion in non-cancelable commitments, this includes the $2.7 billion in 2022 Cloud Computing Service Agreements discussed above. The non-cancellable commitments have varying expiration terms through November 2029.
Share Repurchase Authorization
In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock. The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases and accelerated share repurchases. The exact number of shares to be repurchased by us, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice.

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

Revenue Recognition
We derive our revenue from service fees paid by Drivers and Merchants for the use of our platform in connection with our Mobility products and Delivery offering provided by Drivers and Merchants to end-users. Our sole performance obligation in the transaction is to connect Drivers and Merchants with end-users to facilitate the completion of a successful ridesharing trip or delivery. In certain markets, we also generate revenue from end-users and charge a direct fee for use of the platform or in exchange for Mobility or Delivery services.
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
We assess our investment portfolio of privately held equity and debt securities quarterly for impairment. The impairment analysis for investments in equity securities includes a qualitative analysis of factors including the investee’s financial performance, industry and market conditions, and other relevant factors. If an equity investment is considered to be impaired we will establish a new carrying value for the investment and recognize an impairment loss through our consolidated statement of operations. Investments in debt securities are evaluated for impairment quarterly based on whether its fair value has declined below its amortized cost. In circumstances where we intend to sell, or are more likely than not required to sell the security before it recovers its amortized cost basis, the difference between the fair value and amortized cost is recognized as a loss in the consolidated financial statement of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, we then evaluate whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying loan obligor’s, credit ratings actions, as well as other factors. To determine the portion of a decline in fair value that is credit-related, we compare the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income (loss). Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
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
Based on available evidence, management believes it is not more-likely-than-not that the net U.S., Netherlands, and other non-material jurisdictions’ deferred tax assets will be fully realizable. In these jurisdictions, we have recorded a valuation allowance against net deferred tax assets. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, excess tax benefits related to stock-based compensation, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and/or tax planning strategies.
Based on our assessment of current income and anticipated future earnings, there is a reasonable possibility that we will have sufficient evidence to release a significant portion of the valuation allowance in the U.S. within the next 12 months. However, our judgment regarding future earnings and the exact timing and amount of any valuation allowance release are subject to change due to many factors, including future market conditions, the ability to successfully execute our business plans, and the amount of stock-based compensation tax deductions available in the future.
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $231 million as of December 31, 2023.
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
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $6.7 billion and $7.0 billion as of December 31, 2022 and December 31, 2023, respectively. Marketable debt securities classified as restricted investments and short-term investments totaled $5.5 billion as of December 31, 2023. As of December 31, 2023, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held entities and public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held entities and public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of December 31, 2023, the carrying value of these investments was $6.5 billion, including equity method investments.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Uber Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Uber Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable non-controlling interests and equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Presentation of Mobility and Delivery Revenue Agreements, Including Incentives, Discounts and Promotions to Drivers, Merchants and End-Users
As described in Notes 1 and 2 to the consolidated financial statements, the Company derives its revenues from Drivers’ and Merchants’ use of the Company’s platform, on-demand lead generation, and related services in connection with Mobility and Delivery services, as well as from direct fees charged to end-users for use of the platform or in exchange for Mobility or Delivery services. Management applies judgment in determining whether the Company is the principal or agent in transactions with Drivers, Merchants and end-users. This determination impacts the presentation of revenue on a gross or net basis as well as the presentation of incentives provided to Drivers and Merchants and discounts and promotions offered to end-users, to the extent they are not customers. For the year ended December 31, 2023, the Company’s Mobility and Delivery revenue, net of incentives, was $32.0 billion and discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers totaled $1.7 billion, of which a significant portion relates to discounts and promotions.
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
Valuation of Insurance Reserves
As described in Note 1 to the consolidated financial statements, insurance reserves is the liability for unpaid losses and loss adjustment expenses, which represents the estimate of the ultimate unpaid obligation for certain risks retained by the Company, including auto liability, uninsured and underinsured motorist, auto physical damage, general liability, and workers’ compensation, and includes an amount for case reserves related to reported claims and an amount for losses incurred but not reported as of the balance sheet date. The estimate of the ultimate unpaid obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, management uses assumptions based on actuarial judgment related to claim and loss development patterns and expected loss costs, which consider frequency trends, severity trends, and relevant industry data. These reserves are continually reviewed by management and adjusted as experience develops and new information becomes known. The Company’s short-term and long-term insurance reserves as of December 31, 2023 totaled $6.7 billion.
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
February 15, 2024

We have served as the Company’s auditor since 2014.

UBER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	As of December 31, 2022	As of December 31, 2023
Assets
Cash and cash equivalents	$4,208	$4,680
Short-term investments	103	727
Restricted cash and cash equivalents	680	805
Accounts receivable, net of allowance of $80 and $91, respectively	2,779	3,404
Prepaid expenses and other current assets	1,479	1,681
Total current assets	9,249	11,297
Restricted cash and cash equivalents	1,789	1,519
Restricted investments	1,614	4,779
Investments	4,401	6,101
Equity method investments	870	353
Property and equipment, net	2,082	2,073
Operating lease right-of-use assets	1,449	1,241
Intangible assets, net	1,874	1,425
Goodwill	8,263	8,151
Other assets	518	1,760
Total assets	$32,109	$38,699
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$728	$790
Short-term insurance reserves	1,692	2,016
Operating lease liabilities, current	201	190
Accrued and other current liabilities	6,232	6,458
Total current liabilities	8,853	9,454
Long-term insurance reserves	3,028	4,722
Long-term debt, net of current portion	9,265	9,459
Operating lease liabilities, non-current	1,673	1,550
Other long-term liabilities	786	832
Total liabilities	23,605	26,017
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	430	654
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,005,486 and 2,071,144 shares issued and outstanding, respectively	—	—
Additional paid-in capital	40,550	42,264
Accumulated other comprehensive loss	(443)	(421)
Accumulated deficit	(32,767)	(30,594)
Total Uber Technologies, Inc. stockholders' equity	7,340	11,249
Non-redeemable non-controlling interests	734	779
Total equity	8,074	12,028
Total liabilities, redeemable non-controlling interests and equity	$32,109	$38,699
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	Year Ended December 31,
	2021	2022	2023
Revenue	$17,455	$31,877	$37,281
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	9,351	19,659	22,457
Operations and support	1,877	2,413	2,689
Sales and marketing	4,789	4,756	4,356
Research and development	2,054	2,798	3,164
General and administrative	2,316	3,136	2,682
Depreciation and amortization	902	947	823
Total costs and expenses	21,289	33,709	36,171
Income (loss) from operations	(3,834)	(1,832)	1,110
Interest expense	(483)	(565)	(633)
Other income (expense), net	3,292	(7,029)	1,844
Income (loss) before income taxes and income from equity method investments	(1,025)	(9,426)	2,321
Provision for (benefit from) income taxes	(492)	(181)	213
Income (loss) from equity method investments	(37)	107	48
Net income (loss) including non-controlling interests	(570)	(9,138)	2,156
Less: net income (loss) attributable to non-controlling interests, net of tax	(74)	3	269
Net income (loss) attributable to Uber Technologies, Inc.	$(496)	$(9,141)	$1,887
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(0.26)	$(4.64)	$0.93
Diluted	$(0.29)	$(4.65)	$0.87
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,892,546	1,972,131	2,035,651
Diluted	1,895,519	1,974,928	2,091,782
The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2021	2022	2023
Net income (loss) including non-controlling interests	$(570)	$(9,138)	$2,156
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	57	81	17
Change in unrealized gain (loss) on investments in available-for-sale debt securities	(46)	—	5
Other comprehensive income, net of tax	11	81	22
Comprehensive income (loss) including non-controlling interests	(559)	(9,057)	2,178
Less: comprehensive income (loss) attributable to non-controlling interests	(74)	3	269
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$(485)	$(9,060)	$1,909
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

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2022	$430	2,005,486	$—	$40,550	$(443)	$(32,767)	$734	$8,074
Exercise of stock options	—	7,747	—	46	—	—	—	46
Stock-based compensation	—	—	—	1,983	—	—	—	1,983
Issuance of common stock for settlement of RSUs	—	53,027	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	5,578	—	130	—	—	—	130
Shares withheld related to net share settlement	—	(435)	—	(18)	—	—	—	(18)
Repurchase of restricted common stock awards	—	(259)	—	—	—	—	—	—
Re-measurement of non-controlling interest	286	—	—	(286)	—	—	—	(286)
Purchase of capped calls	—	—	—	(141)	—	—	—	(141)
Unrealized gain on investments in available-for-sale debt securities, net of tax	—	—	—	—	5	—	—	5
Foreign currency translation adjustment	—	—	—	—	17	—	—	17
Net income (loss)	(62)	—	—	—	—	2,173	45	2,218
Balance as of December 31, 2023	$654	2,071,144	$—	$42,264	$(421)	$(30,594)	$779	$12,028

The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2022	2023
Cash flows from operating activities
Net income (loss) including non-controlling interests	$(570)	$(9,138)	$2,156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	902	947	823
Bad debt expense	109	114	92
Stock-based compensation	1,168	1,793	1,935
Loss from sale of investments	(413)	—	74
Gain on business divestitures	(1,684)	(14)	(204)
Deferred income taxes	(692)	(441)	26
Impairments of goodwill, long-lived assets and other assets	116	28	86
Impairment of equity method investment	—	182	—
Loss (income) from equity method investments, net	37	(107)	(48)
Unrealized (gain) loss on debt and equity securities, net	(1,142)	7,045	(1,610)
Revaluation of MLU B.V. call option	—	(191)	—
Unrealized foreign currency transactions	38	96	138
Other	4	(7)	(48)
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(597)	(542)	(758)
Prepaid expenses and other assets	(236)	(196)	(1,462)
Collateral held by insurer	860	—	—
Operating lease right-of-use assets	165	193	191
Accounts payable	90	(133)	64
Accrued insurance reserves	516	736	2,015
Accrued expenses and other liabilities	1,068	492	295
Operating lease liabilities	(184)	(215)	(180)
Net cash provided by (used in) operating activities	(445)	642	3,585
Cash flows from investing activities
Purchases of property and equipment	(298)	(252)	(223)
Purchases of non-marketable equity securities	(982)	(14)	(52)
Purchases of marketable securities	(1,113)	(1,708)	(8,774)
Proceeds from sale of non-marketable equity securities	500	—	—
Proceeds from maturities and sales of marketable securities	2,291	376	5,069
Proceeds from sale of equity method investments	1,000	—	721
Proceeds from business divestiture	—	26	—
Acquisition of businesses, net of cash acquired	(2,314)	(59)	—
Purchase of notes receivables	(297)	—	—
Other investing activities	12	(6)	33
Net cash used in investing activities	(1,201)	(1,637)	(3,226)
Cash flows from financing activities
Proceeds from issuance and sale of subsidiary stock units	675	255	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	107	92	130
Issuance of term loan and notes, net of issuance costs	1,766	—	2,824
Purchase of Capped Calls	—	—	(141)

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2022	2023
Principal repayment on term loan and notes	(309)	—	(2,675)
Principal repayment on Careem Notes	(307)	(80)	(25)
Principal payments on finance leases	(226)	(184)	(171)
Other financing activities	74	(68)	(37)
Net cash provided by (used in) financing activities	1,780	15	(95)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(69)	(148)	63
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	65	(1,128)	327
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	7,391	7,805	6,677
Reclassification from (to) assets held for sale during the period	349	—	—
End of period, excluding cash classified within assets held for sale	$7,805	$6,677	$7,004

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$449	$513	$629
Income taxes, net of refunds	87	175	234
Non-cash investing and financing activities:
Finance lease obligations	184	349	216
Right-of-use assets obtained in exchange for lease obligations	273	329	84
Common stock issued in connection with acquisitions	1,868	—	—
Ownership interest received in exchange for divestitures	1,018	—	300
Conversion of convertible notes to common stock related to Careem	232	—	—
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
Our technology is used around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe (excluding Russia), the Middle East, Africa, and Asia (excluding China and Southeast Asia).
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We consolidate our wholly-owned subsidiaries and majority-owned subsidiaries over which we exercise control, and variable interest entities (“VIEs”) where we are deemed to be the primary beneficiary. Refer to Note 15 – Variable Interest Entities for further information. All intercompany balances and transactions have been eliminated.
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
Concentration of Credit Risk
Cash and cash equivalents, short-term investments, restricted cash and cash equivalents, restricted investments, other receivables, and accounts receivable are potentially subject to credit risk concentration. Cash, cash equivalents, and available-for-sale securities primarily consist of money market funds, cash deposits, U.S. government and agency securities, and investment-grade corporate debt securities. Our investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. Cash deposits typically exceed insured limits and are placed with financial institutions around the world that we believe are of high credit quality. We have not experienced any material losses related to these concentrations during the periods presented. Our other receivables include funds withheld by well-established insurance companies with high credit quality that may be used to cover future settlement of reserved insurance claims. We rely on a limited number of third parties to provide payment processing services (“payment service providers”) to collect amounts due from end-users. Payment service providers are financial institutions or credit card companies that we believe are of high credit quality. No customers accounted for 10% or more of revenue for the years ended December 31, 2021, 2022 and 2023.
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

	As of December 31,
	2021	2022	2023
Cash and cash equivalents	$4,295	$4,208	$4,680
Restricted cash and cash equivalents - current	631	680	805
Restricted cash and cash equivalents - non-current	2,879	1,789	1,519
Total cash and cash equivalents, and restricted cash and cash equivalents	$7,805	$6,677	$7,004
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
Legacy Auto Insurance Transfer
On September 27, 2021, Aleka Insurance, Inc., our wholly-owned captive insurance subsidiary, entered into a Loss Portfolio Transfer Reinsurance Agreement (the “LPTA”) with James River effective July 1, 2021. Pursuant to the LPTA, our captive insurance subsidiary reinsured certain automobile liability insurance risks relating to activity on our platform between 2013 and 2019 in exchange for payment by James River to our captive insurance subsidiary of a premium in the amount of $345 million (“Premium”). Subsequent to the LPTA, we retain substantially all of the liabilities on these policies when taken together with previous risk transfer arrangements. In connection with the LPTA, claims administered by James River were transferred to a third-party claims administrator for ongoing handling (the “Transferred Claims”) at our expense. The liabilities associated with the Transferred Claims were re-evaluated as of September 30, 2021, and adverse development was recognized on certain of those liabilities. During the third quarter of 2021, we recognized a $103 million charge in our consolidated statement of operations consisting of the difference between the Premium and the assumed liabilities (including the cost of future claims administration), expenses associated with the LPTA, and the adverse development on the Transferred Claims.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represents: (i) uncollected payments from end-users for completed transactions where the payment method is credit card and includes (a) end-user payments not yet settled with payment service providers and (b) end-user payments settled by payment service providers but not yet remitted to us; (ii) completed shipments where we have an unconditional right to the consideration from Freight customers (“Shippers”) and payment has not been received; or (iii) uncollected payments from Uber for Business organizations for completed transactions. The timing of settlement of amounts due from these parties varies by region and by product. The portion of the receivable to be remitted to Drivers and Merchants is included in accrued and other current liabilities. Refer to Note 9 – Supplemental Financial Statement Information for amounts payable to Drivers and Merchants.
Although we pre-authorize forms of payment to mitigate our exposure, we bear the cost of any accounts receivable losses. We record an allowance for doubtful accounts for accounts receivable that may never settle or be collected, as well as for credit card chargebacks including fraudulent credit card transactions. The allowance for doubtful accounts is primarily included as cost of revenue in the consolidated statements of operations. We estimate the allowance based on historical experience, estimated future payments and geographical trends, which are reviewed periodically and as needed, and amounts are written off when determined to be uncollectible. Chargebacks and credit card losses were $246 million, $286 million and $245 million for the years ended December 31, 2021, 2022 and 2023, respectively.

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
Investments
Equity Securities
Accounting for our equity securities varies depending on the marketability of the security and the type of investment. Our marketable equity securities in publicly traded companies are measured at fair value with unrealized gains and losses recognized in the consolidated statements of operations. Certain investments in non-marketable equity securities are measured at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. We reassess non-marketable equity securities at each reporting period to determine whether they have a readily determinable fair value, in which case they would no longer be eligible for fair value measurement alternative. Non-marketable equity securities that we elected to apply the fair value option and equity securities with a readily determinable fair value are measured at fair value on a recurring basis with changes in fair value recognized in the consolidated statements of operations. We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. We include investments in equity securities within investments on the consolidated balance sheets.
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
As of December 31, 2023, we considered our marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as short-term investments on the consolidated balance sheets.
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
Restricted Investments
As of December 31, 2023, restricted investments on the consolidated balance sheets are comprised of marketable debt securities that may include U.S. government and agency securities, commercial paper, corporate bonds, and time deposits, which are held in trust accounts at third-party financial institutions pursuant to certain contracts with insurance providers. Restricted investments are classified as non-current assets as these investments are unavailable for use in short-term operations due to legal and/or contractual restrictions.
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
Variable Interest Entities
We evaluate our ownership, contractual, and other interests in entities to determine if we have a variable interest in an entity. These evaluations are complex, involve judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. If we determine that an entity for which we hold a contractual or ownership interest in is a VIE and that we are the primary beneficiary, we consolidate such entity in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we determine whether any changes in the interest or relationship with the entity impact the determination of whether the entity is still a VIE and whether we are still the primary beneficiary. If we are not deemed to be the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP. Refer to Note 15 – Variable Interest Entities for further information.
Revenue Recognition
We recognize revenue when or as we satisfy our obligations. We derive revenue from Drivers’ and Merchants’ use of our platform, on-demand lead generation, and related services, including facilitating payments from end-users. The service enables Drivers and Merchants to seek, receive and fulfill on-demand requests from end-users seeking Mobility or Delivery services (collectively the “Uber Service”). In certain markets we also generate revenue from end-users. In these markets, we charge end-users a direct fee for use of the platform or in exchange for Mobility or Delivery services. Additionally, we derive revenue from customers' use of Freight services.
We periodically reassess our revenue recognition policies as business models and other factors evolve.
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
In markets where we are responsible for Mobility services to end-users, end-users are our customers and our sole performance obligation in the transaction is to provide transportation services to the end-user. In markets where we are responsible for Delivery services to end-users, Merchants and end-users are our customers. In addition to our performance obligation to Merchants, our performance obligation to end-users is to provide delivery services.
In certain markets, we charge Mobility and Delivery end-users a fee to use the platform. In these transactions, in addition to performance obligations to Drivers and Merchants, we have a performance obligation to end-users to connect end-users to Drivers and Merchants in the marketplace.
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
In Mobility and Delivery transactions where our role is to provide the Uber Service to Drivers and Merchants to facilitate a successful trip or Delivery service, we do not control and are not primarily responsible for the good or service provided by Drivers and Merchants to end-users. In these transactions, Mobility and Delivery revenue is recorded on a net basis.
In certain other markets, we agree to provide Mobility or Delivery services to end-users for a fee. In these markets, we are primarily responsible for the services and present the respective Mobility and Delivery revenue on a gross basis. Payments to Drivers and Couriers in exchange for their services are recorded as cost of revenue, exclusive of depreciation and amortization.

Mobility
We derive our Mobility revenue from service fees paid by Drivers for use of the platform and related service to connect with Riders and successfully complete a trip via the Platform, amounts charged to end-users for Mobility services, and fees charged to end-users for use of the platform in certain markets. We recognize revenue when a trip is complete.
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
In certain markets, end-users have the option to pay cash for trips. Service fees for cash trips are recognized only when collected from Drivers as we concluded that collectability of such amounts is not probable until collected.
Mobility revenue also includes immaterial revenue streams such as our financial partnerships products.
Delivery
We derive our Delivery revenue from service fees paid by Couriers and Merchants for use of the platform and related service to successfully complete meal preparation, grocery and other delivery service on the platform, amounts charged to end-users for Delivery services, and fees charged to end-users for use of the platform in certain markets. We recognize revenue when a Delivery transaction is complete.
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
Brokerage
Brokerage revenue represents the gross amount of fees charged to Shippers for our services because we control the service provided to customers. Costs incurred with carriers for Brokerage are recorded in cost of revenue. Shippers contract with us to utilize our network of independent freight carriers to transport freight. We enter into contracts with Shippers that define the price for each shipment and payment terms. Our acceptance of the shipment request establishes enforceable rights and obligations for each contract. By accepting the Shipper's order, we have responsibility for transportation of the shipment from origin to destination. We enter into separate contracts with independent freight carriers and are responsible for payment of freight charges to the carrier regardless of payment by the Shipper. We invoice the Shipper upon satisfaction of our sole performance obligation to transport a Shipper’s freight using our network of independent freight carriers. We recognize revenue associated with our performance obligation over the contract term, which represents our performance over the period of time a shipment is in transit. While the transit period of our contracts can vary based on origin and destination, contracts still in transit at period end are not material. Payment for our services is generally due within 30 to 45 days upon receipt of invoice.
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
Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. We expense such referral payments as incurred in sales and marketing expenses in the consolidated statements of operations. We expense costs to acquire new customer contracts as incurred because the amortization period would be one year or less. The amount recorded as an expense is the lesser of the amount of the incentive paid or the established fair value of the service received. Fair value of the service is established using amounts paid to vendors for similar services. The amounts paid to customers presented as sales and marketing expenses for the years ended December 31, 2021, 2022 and 2023 were immaterial.
In some transactions, incentives and payments made to customers may exceed the revenue earned in the transaction. In these transactions, the resulting shortfall amount is recorded as a reduction of revenue.
End-User Discounts and Promotions
We offer discounts and promotions to end-users to encourage use of our platform. These are offered in various forms of discounts and promotions and include:
Targeted end-user discounts and promotions: These discounts and promotions are offered to a limited number of end-users in a market to acquire, re-engage, or generally increase end-users use of the Platform, and are akin to a coupon. An example is an offer providing a discount on a limited number of rides or deliveries during a limited time period. We record the cost of these discounts and promotions to end-users who are not our customers as sales and marketing expenses at the time they are redeemed by the end-user.
End-user referrals: These referrals are earned when an existing end-user (the referring end-user) refers a new end-user (the referred end-user) to the platform and the new end-user who is not our customer completes their first transaction on the platform. These referrals are typically paid in the form of a credit given to the referring end-user. These referrals are offered to attract new end-users to the Platform. We record the liability for these referrals and corresponding expenses as sales and marketing expenses at the time the referral is earned by the referring end-user.
Market-wide promotions: These promotions are pricing actions in the form of discounts that reduce the end-user fare charged by Drivers and Merchants to end-users who are not our customers for all or substantially all Mobility or Delivery offerings in a specific market. This also includes any discounts offered under our subscription offerings and certain discounts within the Uber Rewards programs, which enable end-users to receive a fixed fare or a discount on all eligible rides. Accordingly, we record the cost of these promotions as a reduction of revenue at the time the transaction is completed.
Refunds and Credits
Refunds and credits to end-users due to end-user dissatisfaction with the Platform are recorded as sales and marketing expenses or as a reduction of revenue depending on whether the end-user is considered a customer based on the market. Refunds to end-users that we recover from Drivers and Merchants are recorded as a reduction of revenue.
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
For stock options with service-based vesting conditions only, the valuation model, typically the Black-Scholes option-pricing model, incorporates various assumptions including expected stock price volatility, expected term and risk-free interest rates. We estimate the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of our own shares or comparable publicly traded companies in our industry group. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term. We estimate the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. We estimate the expected term for non-employees’ options based on the contractual term. The expected dividend yield is 0.0% as we have not paid and do not anticipate paying dividends on our common stock.
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
Market-Based Awards
We have granted RSUs and stock options that vest only upon the satisfaction of the following conditions: service-based conditions, performance-based conditions, and/or market-based conditions. The service-based condition for these awards generally is satisfied over three or four years. The performance-based conditions generally are satisfied upon achieving specified performance targets, such as the occurrence of a qualifying event, as described above for performance-based awards. The market-based conditions are satisfied upon our achievement of specified fully-diluted equity values, as determined based on our stock price.
For market-based awards, we determine the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected capital raise percentage. We estimate the volatility of common stock on the date of grant based on historical volatility of Uber’s stock price. We estimate the expected term based on various exercise scenarios. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
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
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, excess tax benefits related to stock-based compensation, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed. We elected the tax law ordering approach in assessing the realizability of net operating losses expected to offset future Global Intangible Low-taxed Income (“GILTI”).
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
Expenses
Set forth below is a brief description of the components of our expenses:
•Cost of revenue, exclusive of depreciation and amortization, primarily consists of costs incurred for certain Mobility and Delivery transactions where we are primarily responsible for Mobility and Delivery services and pay Drivers and Couriers for services, certain insurance costs related to our Mobility and Delivery offerings, costs incurred with Carriers for Uber Freight transportation services, credit card processing fees, bank fees, data center and networking expenses, mobile device and service costs, and amounts related to fare chargebacks and other credit card losses.
•Operations and support expenses primarily consist of compensation costs, including stock-based compensation, for employees that support operations in cities, including the general managers, Driver operations, platform user support representatives and community managers. Also included is the cost of customer support, Driver background checks and the allocation of certain corporate costs.
•Sales and marketing expenses primarily consist of advertising costs, product marketing costs, discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers, compensation costs, including stock-based compensation to sales and marketing employees, and the allocation of certain corporate costs. We expense advertising and other promotional expenditures as incurred. Advertising expenses totaled $1.7 billion for each of the years ended December 31, 2021, 2022 and 2023. Discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers totaled $2.4 billion, $2.2 billion, and $1.7 billion for the years ended December 31, 2021, 2022 and 2023, respectively.
•Research and development expenses primarily consist of compensation costs, including stock-based compensation, for employees in engineering, design and product development. Expenses also include ongoing improvements to, and maintenance of, existing products and services, and allocation of certain corporate costs.

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
Foreign Currency
The functional currency of our foreign subsidiaries is the local currency or U.S. dollar depending on the nature of the subsidiaries’ activities. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate in effect at the end of the period. Gains and losses resulting from remeasurement are recorded in foreign exchange gains (losses), net within other income (expense), net in the consolidated statements of operations. Subsidiary assets and liabilities with non-U.S. dollar functional currencies are translated at the month-end rate, retained earnings and other equity items are translated at historical rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative translation adjustments are recorded within accumulated other comprehensive income (loss), a separate component of total equity (deficit).
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after

December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Year Ended December 31,
	2021	2022	2023
Mobility revenue (1)	$6,953	$14,029	$19,832
Delivery revenue (1)	8,362	10,901	12,204
Freight revenue	2,132	6,947	5,245
All Other revenue	8	—	—
Total revenue	$17,455	$31,877	$37,281
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.

	Year Ended December 31,
	2021	2022	2023
United States and Canada ("US&CAN")	$10,094	$19,474	$20,436
Latin America ("LatAm")	1,417	1,978	2,512
Europe, Middle East and Africa ("EMEA")	3,213	6,944	9,904
Asia Pacific ("APAC")	2,731	3,481	4,429
Total revenue	$17,455	$31,877	$37,281
Revenue
Mobility Revenue
We derive revenue from fees paid by Mobility Drivers for the use of our platform(s) and related services to facilitate and complete Mobility services and, in certain markets, revenue from fees paid by end-users for connection services obtained via the platform. Mobility revenue also includes immaterial revenue streams such as our financial partnerships products.
Additionally, in certain markets where we are responsible for Mobility services, fees charged to end-users are also included in revenue, while payments to Drivers in exchange for Mobility services are recognized in cost of revenue, exclusive of depreciation and amortization.
Delivery Revenue
We derive revenue for Delivery from Merchants’ and Couriers’ use of the Delivery platform and related service to facilitate and complete Delivery transactions and, in certain markets, revenue from fees paid by end-users for connection services obtained via the platform.
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

All Other Revenue
Prior to 2022, All Other revenue primarily includes collaboration revenue related to Apparate USA LLC (“Apparate” or the “ATG Business”).
ATG Business collaboration revenue was within the scope of ASC 808, Collaborative Arrangements, and related to a three-year joint collaboration agreement we entered into in 2019. During the first quarter of 2021, we completed the sale of our ATG Business to Aurora Innovation, Inc. (“Aurora”). Refer to Note 18 – Divestitures for further information.
Contract Balances and Remaining Performance Obligation
Contract liabilities represent consideration collected prior to satisfying our performance obligations. As of December 31, 2023, we had $122 million of contract liabilities included in accrued and other current liabilities as well as other long-term liabilities on the consolidated balance sheet. Revenue recognized from these contracts during 2021, 2022 and 2023 was not material.
Our remaining performance obligation for contracts with an original expected length of greater than one year is expected to be recognized as follows (in millions):

	Less Than or Equal To 12 Months	Greater Than 12 Months	Total
As of December 31, 2023	$22	$100	$122

Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the consolidated balance sheets consisted of the following as of December 31, 2022 and 2023 (in millions):

	As of December 31,
	2022	2023
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$44	$253
Commercial paper	46	288
Corporate bonds	13	181
Certificates of deposit	—	5
Short-term investments	$103	$727

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$1,614	$4,426
Commercial paper	—	17
Corporate bonds	—	77
Certificates of deposit	—	259
Restricted investments	$1,614	$4,779

Classified as investments:
Non-marketable equity securities:
Didi	$1,802	$2,245
Other (2)	312	329
Marketable equity securities
Grab	1,726	1,806
Aurora	364	1,425
Other	87	170
Notes receivable from a related party (2), (3)	110	126
Investments	$4,401	$6,101
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.

(2) These balances include certain investments recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.
(3) Consists of the Lime Convertible Note. Neutron Holdings, Inc. (“Lime”) is considered a related party as a result of our investment in Lime Common Stock. For further information, see the section titled “Lime Investments” below.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2022				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,005	$—	$—	$1,005	$1,153	$—	$—	$1,153
U.S. government and agency securities	—	1,975	—	1,975	—	4,840	—	4,840
Commercial paper	—	76	—	76	—	351	—	351
Corporate bonds	—	15	—	15	—	263	—	263
Certificates of deposit	—	—	—	—	—	266	—	266
Non-marketable equity securities	—	—	3	3	—	—	—	—
Marketable equity securities	2,177	—	—	2,177	3,401	—	—	3,401
Notes receivable from a related party	—	—	110	110	—	—	126	126
Total financial assets	$3,182	$2,066	$113	$5,361	$4,554	$5,720	$126	$10,400
Financial Liabilities
MLU B.V. Call Option (1)	$—	$—	$2	$2	$—	$—	$—	$—
Total financial liabilities	$—	$—	$2	$2	$—	$—	$—	$—
(1) For further information, see Note 4 - Equity Method Investments.
As of December 31, 2022 and 2023, the amortized cost of our debt securities measured at fair value on a recurring basis approximates fair value. We did not record any material unrealized gains or losses, or credit losses as of December 31, 2022 and 2023. The weighted-average remaining maturity of our debt securities was less than one year as of December 31, 2023.
We did not make any transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2022 and 2023.
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
As of December 31, 2022 and 2023, our Level 3 non-marketable equity securities and note receivable from a related party primarily consist of common stock investments and convertible secured notes that may be converted into common or preferred stock in privately held companies without readily determinable fair values.
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
As of December 31, 2022 and 2023, our Didi investment is classified as a non-marketable equity security and is measured at fair value on a non-recurring basis with a readily available price based on significant other observable inputs (Level 2). For further information, see the section titled “Didi Investment” below.
Zomato Investment
In July 2021, Zomato Media Private Limited (“Zomato”), in which we held preferred shares that were previously classified as non-marketable equity securities and accounted for under the measurement alternative on a non-recurring basis, completed its IPO in India. Accordingly, our Zomato investment was converted to ordinary shares upon the completion of the IPO and was classified as a marketable equity security with a readily determinable fair value (Level 1). During the year ended December 31, 2021, we recognized an unrealized gain of $991 million on this investment in other income (expense), net in our consolidated statement of operations.
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
On November 3, 2021, Aurora completed its planned special purpose acquisition company (“SPAC”) merger with Reinvent Technology Partners Y, resulting in Aurora becoming a publicly traded company post combination. Upon the completion of the merger, all of our Aurora Investments converted into shares of the newly issued Class A common stock of the publicly traded company. In addition, our ownership was significantly diluted and we lost the ability to appoint a second seat on Aurora’s board of directors. As a result, we no longer held significant influence over Aurora. As of December 31, 2022 and 2023, our Aurora Investment has been classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis. We recognized an unrealized gain of $1.6 billion, an unrealized loss of $3.0 billion, and unrealized gain of $985 million on this investment in other income (expense), net in our consolidated statements of operations for the years ended December 31, 2021, 2022 and 2023, respectively.
Summarized financial information for Aurora for the year ended December 31, 2021 is as follows (in millions):

Results of Operations Data	Year Ended December 31, 2021
Revenue	$83
Total operating expenses	813
Loss from operations	(731)
Net loss	(755)
Grab Investment
On December 1, 2021, Grab completed its planned SPAC merger with Altimeter Growth Corporation, resulting in Grab becoming a publicly traded company post combination. Upon the completion of the merger, our investment in Series G preferred shares of Grab, which was previously accounted for as an investment in an available-for-sale debt security due to the redemption feature of the shares, converted into the newly issued Class A ordinary shares of the publicly traded company. We recorded the fair value of our investment with changes in the fair value recorded in other comprehensive income (loss), net of tax through the date of the conversion. Upon the conversion, we released the accumulative pre-tax unrealized gains on the investment of $2.8 billion recorded through other comprehensive income and recognized them as unrealized gains in other income (expense), net in our consolidated statement of operations for year ended December 31, 2021. Subsequent to the conversion, we recognized an unrealized loss of $1.2 billion, an unrealized loss of $2.1 billion, and an unrealized gain of $80 million on the investment in other income (expense), net in our consolidated statements of operations for the years ended December 31, 2021, 2022 and 2023, respectively, for the fair value change of the equity security.
As of December 31, 2022 and 2023, our Grab investment has been classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets and liabilities measured at fair value on a recurring basis.
Lime Investments
In May 2020, we entered into a series of transactions and agreements with Neutron Holdings, Inc. (“Lime”) to divest our JUMP business. As part of this transaction, we received common stock (the “Lime Common Stock”), newly issued Lime Series 1-C preferred stock (“Lime 1-C Preferred Stock”) and fully vested warrants to purchase Lime Series 1-C Preferred Stock (“Lime 1-C Preferred Stock Warrants”). Lime Common Stock represents approximately 9% of fully-diluted (21% undiluted) ownership interest in Lime as of December 31, 2023.
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
Our ownership in Lime is comprised of Lime Common Stock, Lime 1-C Preferred Stock, Lime 1-C Preferred Stock Warrants, and the Lime Convertible Note (collectively, the “2020 Lime Investments”) and represents approximately 29% on an as converted and fully-diluted basis as of December 31, 2023. We have one seat on Lime’s five-person board of directors. Our investment in Lime Common Stock and representation on Lime’s board of directors gives us the ability to exercise significant influence over Lime. We elected to apply the fair value option to our Lime Common Stock investment and therefore we are applying fair value accounting to all of the 2020 Lime Investments which provides for consistency of accounting treatment. The 2020 Lime Investments are measured at fair value on a recurring basis with changes in fair value reflected in earnings. The fair value of the 2020 Lime Investments as of December 31, 2022 of $113 million was determined by referencing a financing transaction and used as an input to an OPM. Other key inputs to the OPM were discount rates of 32% and 38%, volatility of 87% and time to liquidity of 1.50 years.
As of December 31, 2023, the fair value of the 2020 Lime Investments did not materially change and was not material.
Financial Assets and Liabilities Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2022 and 2023, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Equity Securities	Notes Receivable	MLU B.V. Call Option
Balance as of December 31, 2021	$32	$132	$193
Change in fair value
Included in earnings	(29)	(22)	(191)
Balance as of December 31, 2022	3	110	2
Change in fair value
Included in earnings	(3)	16	(2)
Balance as of December 31, 2023	$—	$126	$—
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
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the years ended December 31, 2021, 2022 and 2023 based on the observable price in an orderly transaction for the same or similar security of the same issuers (in millions):

	Year Ended December 31,
	2021	2022	2023
Upward adjustments	$71	$1,046	$908
Downward adjustments (including impairment)	—	(641)	(472)
Total unrealized gain (loss) for non-marketable equity securities	$71	$405	$436
Didi Investment
During the first quarter of 2021, we completed the sale of $500 million of our Didi shares and realized immaterial gains from this transaction. In addition, we recorded unrealized gains of $71 million from remeasurement of the carrying value of the remaining Didi shares under the measurement alternative during the three months ended March 31, 2021.
In the second quarter of 2022, Didi completed their delisting from the New York Stock Exchange (“NYSE Delisting”). We concluded the ordinary shares held by us did not have a readily determinable fair value and should be accounted for under the measurement alternative method. As of December 31, 2022 and 2023, Didi American Depositary Shares (“ADS”) continue to be traded in the over-the-counter (“OTC”) market. We determined that the Didi ADS were similar to the ordinary shares held prior to the NYSE Delisting. We then measured the investment to fair value based on the closing share price of the Didi ADS on the OTC market on December 31, 2023 as an observable transaction for similar securities. We recognized an unrealized loss of $1.0 billion and an unrealized gain of $443 million on this investment in other income (expense), net in our consolidated statements of operations for the years ended December 31, 2022 and 2023, respectively.
We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the years ended December 31, 2022 and 2023.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of December 31,
	2022	2023
Initial cost basis	$1,700	$1,727
Upward adjustments	1,052	1,960
Downward adjustments (including impairment)	(641)	(1,113)
Total carrying value at the end of the period	$2,111	$2,574
Note 4 - Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of December 31,
	2022	2023
Careem Technologies	$—	$300
MLU B.V.	816	—
Other	54	53
Equity method investments	$870	$353

Careem Technologies Investment
In April 2023, we entered into a series of agreements with Emirates Telecommunication Group Company (“e&”) whereby e& will contribute $400 million into the Careem non-ridesharing business (“Careem Technologies”) in exchange for a majority equity interest. Upon closing of the transaction in December 2023, e& acquired a majority stake in Careem Technologies and we retained a minority ownership interest. Careem Technologies is considered a related party to us upon the closing of the transaction. We continue to fully own the ridesharing business of Careem.
Upon closing of the transaction, we recognized a gain of approximately $204 million during the fourth quarter of 2023, in other income (expense), net on our consolidated statement of operations. Additionally, we received two seats on Careem Technologies’ board and retained an approximately 42% equity ownership interest consisting of common stock in Careem Technologies. The initial fair value of our equity method investment in Careem Technologies is $300 million. The investment was determined to be an equity method investment due to our ability to exercise significant influence over Careem Technologies.
Included in the initial carrying value of $300 million was a preliminary estimated basis difference related to the difference between the cost of the investment and our proportionate share of the net assets of Careem Technologies. As of December 31, 2023, this basis difference was not material. The carrying value of the equity method investment will be primarily adjusted for our share in the income or losses of Careem Technologies on a one-quarter lag basis and amortization of basis differences.
We amortize the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. Equity method goodwill is not amortized.
MLU B.V. Investment
During 2018, we closed a transaction that contributed the net assets of our Uber Russia/CIS operations into a newly formed private limited liability company (“MLU B.V.” or “Yandex.Taxi joint venture”), with Yandex and us holding ownership interests in MLU B.V. In exchange for consideration contributed, we received a seat on MLU B.V.’s board and an initial 38% equity ownership interest consisting of common stock in MLU B.V. The investment was determined to be an equity method investment due to our ability to exercise significant influence over MLU B.V. As of December 31, 2022, our equity ownership interest in MLU B.V. was 29% on a fully-diluted basis.
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

2023
Sale of Our Remaining Interest in MLU B.V.
On April 21, 2023, we entered into and closed on a definitive agreement to sell our remaining 29% equity interest in MLU B.V. to Yandex for $703 million in cash and recognized an immaterial loss from this transaction recorded in other income (expense), net in our consolidated statements of operations during the year ended December 31, 2023. After this transaction, we no longer have an equity interest in MLU B.V.
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
As part of our sale of our remaining interest in MLU B.V. to Yandex during the second quarter of 2023, the MLU B.V. Call Option was extinguished and we recognized a gain that was not material in other income (expense), net in our consolidated statement of operations during the year ended December 31, 2023.
Note 5 – Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of December 31,
	2022	2023
Land	$65	$65
Building and site improvements	739	739
Leasehold improvements	609	658
Computer equipment	529	542
Leased computer equipment	712	683
Leased vehicles	11	2
Internal-use software	389	488
Furniture and fixtures	94	94
Construction in progress	219	203
Total	3,367	3,474
Less: Accumulated depreciation and amortization	(1,285)	(1,401)
Property and equipment, net	$2,082	$2,073
Amounts in construction in progress represent buildings, leasehold improvements, assets under construction, and other assets not placed in service.
Depreciation expense relating to property and equipment was $393 million, $346 million, and $355 million for the years ended December 31, 2021, 2022 and 2023, respectively. Included in these amounts were depreciation expense for leased computer equipment in the amount of $217 million, $186 million, and $187 million for the years ended December 31, 2021, 2022 and 2023, respectively. Accumulated depreciation and amortization included $305 million and $250 million of leased computer equipment depreciation as of December 31, 2022 and 2023, respectively.
Amortization of capitalized software development costs was not material for the years ended December 31, 2021, 2022 and 2023.

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
The components of our lease expense were as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Lease cost
Finance lease cost:
Amortization of assets	$217	$186	$188
Interest of lease liabilities	12	13	31
Operating lease cost	299	304	321
Short-term lease cost	7	7	10
Variable lease cost	96	142	129
Sublease income	(5)	(17)	(22)
Total lease cost	$626	$635	$657
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$11	$13	$32
Operating cash flows from operating leases	297	339	335
Financing cash flows from financing leases	226	184	171
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$273	$329	$84
Finance lease liabilities	184	349	216
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	As of December 31,
	2022	2023
Operating Leases
Operating lease right-of-use assets	$1,449	$1,241
Operating lease liability, current	$201	$190
Operating lease liabilities, non-current	1,673	1,550
Total operating lease liabilities	$1,874	$1,740

	As of December 31,
	2022	2023
Finance Leases
Property and equipment, at cost	$712	$683
Accumulated depreciation	(305)	(250)
Property and equipment, net	$407	$433
Other current liabilities	$115	$156
Other long-term liabilities	284	322
Total finance leases liabilities	$399	$478

	As of December 31,
	2022	2023
Weighted-average remaining lease term
Operating leases	15 years	15 years
Finance leases	3 years	3 years
Weighted-average discount rate
Operating leases	6.6%	6.6%
Finance leases	5.7%	6.3%
Maturities of lease liabilities were as follows (in millions):

	As of December 31, 2023
	Operating Leases	Finance Leases
2024	$294	$199
2025	272	171
2026	236	131
2027	218	22
2028	196	—
Thereafter	1,899	1
Total undiscounted lease payments	3,115	524
Less: imputed interest	(1,375)	(46)
Total lease liabilities	$1,740	$478
As of December 31, 2023, additional operating leases and finance leases that have not yet commenced are immaterial.
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
In 2016, we and the JV Partner agreed to dissolve the JV and terminate our commitment to the lease of the Headquarters (together “the real estate transaction”) and we retained a 49% indirect interest in the Land (“Indirect Interest”). Under the terms of the real estate transaction, we obtained the rights and title to the partially constructed building, completed the development of the two office buildings and retained a 100% ownership in the buildings. In connection with the real estate transaction, we also executed two 75-year land lease agreements (“Land Leases”). As of December 31, 2023, commitments under the Land Leases total $116 million until February 2032. After 2032, the annual rent amount will adjust annually based on the prevailing consumer price index.
The real estate transaction is accounted for as a financing transaction of our 49% Indirect Interest due to our continuing involvement through a purchase option on the Indirect Interest. As a financing transaction, the cash and deferred sales proceeds received from the real estate transaction are recorded as a financing obligation. As of December 31, 2023, our Indirect Interest of $65 million is included in property and equipment, net and a corresponding financing obligation of $76 million is included in other long-term liabilities. Future land lease payments of $1.7 billion are allocated 49% to the financing obligation of the Indirect Interest and 51% to the operating lease of land.

Future minimum payments related to the financing obligations as of December 31, 2023 are summarized below (in millions):

Future Minimum Payments
Fiscal Year Ending December 31,
2024	$6
2025	6
2026	7
2027	7
2028	7
Thereafter	798
Total	$831
Note 7 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by segment (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of January 1, 2022	$2,581	$4,401	$1,438	$8,420
Acquisitions	64	—	—	64
Measurement period adjustment	2	—	(2)	—
Divestiture	(16)	—	—	(16)
Foreign currency translation adjustment	(210)	4	1	(205)
Balance as of December 31, 2022	2,421	4,405	1,437	8,263
Loss on disposal	(9)	—	—	(9)
Divestiture	—	(36)	—	(36)
Foreign currency translation and other adjustments	(75)	—	8	(67)
Balance as of December 31, 2023	$2,337	$4,369	$1,445	$8,151
Intangible Assets
The components of intangible assets, net were as follows (in millions except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2022
Consumer, Merchant and other relationships	$1,825	$(506)	$1,319	9
Developed technology	921	(517)	404	5
Trade name, trademarks and other	247	(96)	151	6
Intangible assets	$2,993	$(1,119)	$1,874

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2023
Consumer, Merchant and other relationships	$1,800	$(697)	$1,103	8
Developed technology	890	(621)	269	5
Trade name, trademarks and other	154	(101)	53	4
Intangible assets	$2,844	$(1,419)	$1,425
Amortization expense for intangible assets subject to amortization was $439 million, $523 million, and $362 million for the years ended December 31, 2021, 2022 and 2023, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of December 31, 2023 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
2024	$291
2025	248
2026	187
2027	171
2028	128
Thereafter	398
Total	$1,423
Note 8 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of December 31,
	2022	2023	Effective Interest Rates	Maturities
2025 Refinanced Term Loan	$1,433	$—	—%	—
2027 Refinanced Term Loan	1,078	—	—%	—
2030 Refinanced Term Loans	—	1,986	8.3%	March 3, 2030
2025 Senior Note	1,000	—	—%	—
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	1,500	1,500	4.7%	August 15, 2029
2025 Convertible Notes	1,150	1,150	0.2%	December 15, 2025
2028 Convertible Notes	—	1,725	0.9%	December 1, 2028
Total debt	9,361	9,561
Less: unamortized discount and issuance costs	(69)	(77)
Less: current portion of long-term debt	(27)	(25)
Total long-term debt	$9,265	$9,459

2016 and 2018 Senior Secured Term Loans Refinancing
On February 25, 2021, we entered into a refinancing transaction under which we borrowed $2.6 billion pursuant to an amendment to the 2016 Senior Secured Term Loan agreement, the proceeds of which were used to repay in full all previously outstanding loans under the 2016 Senior Secured Term Loan agreement and the 2018 Senior Secured Term Loan agreement. The $2.6 billion was comprised of (i) a $1.1 billion tranche with a maturity date of February 25, 2027, replacing the 2016 Senior Secured Term Loan as a Refinancing Term Loan (the “2027 Refinanced Term Loan”), and (ii) a $1.5 billion tranche with a maturity date of April 4, 2025, replacing the 2018 Senior Secured Term Loan as an Incremental Term Loan (the “2025 Refinanced Term Loan”). The interest rate for the 2027 Refinanced Term Loan and the 2025 Refinanced Term Loan was the London Interbank Offered Rate (“LIBOR”) plus 3.50% per annum, subject to a floor of 0.00%. The refinancing transaction qualified as a debt modification that did not result in an extinguishment. In March 2023, we entered into a refinancing transaction, the proceeds of which were used to repay in full, our previously outstanding 2025 Refinanced Term Loan and the 2027 Refinanced Term Loan, as described in the section titled “2030 Refinanced Term Loans” below.
2030 Refinanced Term Loans
In March 2023, we entered into two refinancing transactions pursuant to an amendment to the 2016 Senior Secured Term Loan Agreement. On March 3, 2023, we entered into a refinancing transaction under which we borrowed $1.75 billion (“First Closing”), the proceeds of which were used to repay in full the outstanding 2025 Refinanced Term Loan of $1.4 billion and $317 million of the outstanding 2027 Refinanced Term Loan. On March 14, 2023, we entered into the second refinancing transaction under which we borrowed $761 million (“Second Closing”), the proceeds of which were used to repay in full the outstanding 2027 Refinanced Term Loan. The Second Closing constituted an additional term loan in the same tranche as the First Closing (collectively, the “2030

Refinanced Term Loans”).
The 2030 Refinanced Term Loans have a maturity date of March 3, 2030. The interest rate for the 2030 Refinanced Term Loans is Secured Overnight Financing Rate (“SOFR”) plus 2.75% per annum, subject to a floor of 0.00%. The refinancing transactions qualified as both a debt modification and debt extinguishment. As a result, we recognized an immaterial loss on debt extinguishment during the year ended December 31, 2023 in other income (expense), net in our consolidated statement of operations. The refinancing transactions resulted in: (i) $1.1 billion cash inflow from the issuance of the 2030 Refinanced Term Loans, net of issuance costs, from new lenders and additional principal from existing lenders; (ii) a $1.1 billion cash outflow of principal payments on the 2025 Refinanced Term Loan and 2027 Refinanced Term Loan to exiting lenders and lower principal from existing lenders. The cash inflow and cash outflow are recorded within cash flows from financing activities in our consolidated statement of cash flows for the year ended December 31, 2023.
In November 2023, we used a portion of the net proceeds from our 2028 Convertible Notes offering, described below, to pay down $500 million of our 2030 Refinanced Term Loans. As a result, we recognized an immaterial loss on debt extinguishment for the year ended December 31, 2023 in other income (expense), net in our consolidated statement of operations. The partial extinguishment did not result in any changes to the terms of our 2030 Refinanced Term Loans.
The 2030 Refinanced Term Loans are guaranteed by certain of our material domestic restricted subsidiaries. The 2030 Refinanced Term Loans agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of December 31, 2023. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair value of our 2030 Refinanced Term Loans was $2.0 billion as of December 31, 2023 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
During the first quarter of 2023, we identified an immaterial error related to the 2021 statement of cash flows, which omitted a $282 million cash inflow from the issuance of the 2025 and 2027 Refinanced Term Loans and a $282 million cash outflow of principal repayment of the 2016 and 2018 Senior Secured Term Loans within cash flows from financing activities. Accordingly, the accompanying consolidated statement of cash flows for the year ended December 31, 2021 reflects the correction of this error to previously issued financial statements. The correction resulted in a net impact of $0 on net cash provided by financing activities for the year ended December 31, 2021.
2028 Convertible Notes and Capped Call Transactions
2028 Convertible Notes
In November 2023, we issued $1.73 billion aggregate principal amount of 0.875% convertible senior notes due in 2028 (the “2028 Convertible Notes”), including the exercise in full by the initial purchasers of the 2028 Convertible Notes of their option to purchase up to an additional $225 million principal amount of the 2028 Convertible Notes. The 2028 Convertible Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2024, and the notes will mature on December 1, 2028, unless earlier converted, redeemed or repurchased. The net proceeds from this offering were approximately $1.70 billion, after deducting the debt issuance costs. We used a portion of the net proceeds from this offering to fund the cost of entering into the capped call transactions, described below. Additionally, we used the remainder of the net proceeds, along with cash on hand, to redeem all of our outstanding 2025 Senior Notes and partially pay down our 2030 Refinanced Term Loans.
Holders of the 2028 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2028 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events. On or after September 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
As of December 31, 2023, none of the conditions permitting the holders of the 2028 Convertible Notes to convert their notes early had been met. Therefore, the 2028 Convertible Notes are classified as long-term.
The initial conversion rate is 13.7848 shares of the common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $72.54 per share of the common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

Upon conversion of the 2028 Convertible Notes, we must pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.
We may not redeem the notes prior to December 5, 2026. We may redeem for cash all or any portion of the notes, at our option, on or after December 5, 2026, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The indenture governing the 2028 Convertible Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
The fair value of our 2028 Convertible Notes was $1.9 billion as of December 31, 2023 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Capped Calls
In connection with the issuance of the 2028 Convertible Notes, we entered into privately negotiated capped call transactions (“the Capped Calls”) with certain of the initial purchasers of the 2028 Convertible Notes or their respective affiliates (the “option counterparties”) at a cost of approximately $141 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of our common stock initially underlying the 2028 Convertible Notes. By entering into the Capped Calls, we expect to reduce the potential dilution to our common stock (or, in the event a conversion of the 2028 Convertible Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion of the 2028 Convertible Notes the trading price of our common stock price exceeds the conversion price of the 2028 Convertible Notes.
The initial cap price of the Capped Calls was approximately $95.81 per share, which represents a premium of 75% over the last reported sale price of our common stock of $54.75 on the New York Stock Exchange on November 20, 2023, and is subject to certain adjustments under the terms of the Capped Calls. The Capped Calls were included in additional paid-in capital in the consolidated balance sheet as of December 31, 2023, with no remeasurement in subsequent periods as it meets the conditions for equity classification.
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
As of December 31, 2023, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
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
The fair value of our 2025 Convertible Notes was $1.2 billion as of December 31, 2023 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Amendments to 2025 Convertible Notes
On November 24, 2023, we entered into the First Supplemental Indenture (the “First Supplemental Indenture”), to an indenture, dated as of December 11, 2020 (the “Base Indenture”), by and between us and the U.S. Bank Trust Company, National Association, as trustee, governing our outstanding 2025 Convertible Notes. Pursuant to the First Supplemental Indenture, we irrevocably elected (i) to eliminate our option to choose Physical Settlement (as defined in the Base Indenture) on any conversion of the 2025 Convertible Notes that occurs on or after the date of the First Supplemental Indenture, (ii) Cash Settlement or Combination Settlement (each as defined in the Base Indenture) as the Settlement Method of any conversion of the 2025 Convertible Notes and (iii) that, with respect to any Combination Settlement for a conversion of the 2025 Convertible Notes, the Specified Dollar Amount (as defined in the Base Indenture) that will be settled in cash per $1,000 principal amount of the 2025 Convertible Notes will be no lower than $1,000.
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
In May 2020, we issued five-year notes with an aggregate principal amount of $1.0 billion due on May 15, 2025 (the “2025 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2025 Senior Notes at par and paid approximately $8 million for debt issuance costs. The interest is payable semi-annually in arrears on May 15 and November 15 of each year at 7.5% per annum, beginning on November 15, 2020, and the entire principal amount is due at the time of maturity. In December, 2023, we used a portion of the net proceeds from our 2028 Convertible Notes offering, discussed above, along with cash on hand, to redeem, in full, the outstanding 2025 Senior Notes. As a result, we recognized an immaterial loss on debt extinguishment for the year ended December 31, 2023 in other income (expense), net in our consolidated statement of operations. Following the redemption, the 2025 Senior Notes are no longer outstanding.
In September 2020, we issued eight-year notes with an aggregate principal amount of $500 million due on January 15, 2028 (the “2028 Senior Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2028 Senior Notes at par and paid approximately $5 million for debt issuance costs. The interest is payable semi-annually in arrears on January 15 and July 15 of each year at 6.25% per annum, beginning on July 15, 2021, and the entire principal amount is due at the time of maturity. In October 2020, we used the net proceeds from this offering, along with cash on hand, to redeem, in full, the outstanding 2023 Senior Notes. The redemption of the 2023 Senior Notes was for substantially identical 2028 Senior Notes. Following the redemption, there were no 2023 Senior Notes outstanding.
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
The 2026, 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of December 31, 2023.
The following table presents the fair values of our Senior Notes as of December 31, 2023, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of December 31, 2023
2026 Senior Note	1,528
2027 Senior Note	1,238
2028 Senior Note	503
2029 Senior Note	1,431
Total	$4,700
The future principal payments for our long-term debt as of December 31, 2023 is summarized as follows (in millions):

Future Minimum Payments
Year Ending December 31,
2024	$25
2025	1,175
2026	1,525
2027	1,225
2028	1,750
Thereafter	3,860
Total	$9,560
The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long-term debt, for the years ended December 31, 2021, 2022 and 2023 (in millions):

	Year Ended December 31,
	2021	2022	2023
Contractual interest coupon	$464	$510	$577
Amortization of debt discount and issuance costs	16	15	18
Total interest expense from long-term debt	$480	$525	$595
Revolving Credit Arrangements
We have a revolving credit agreement initially entered into during 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). On April 4, 2022, we entered into an amendment to our Revolving Credit Facility to, among other things, (i) provide for approximately $2.2 billion of revolving credit commitments, (ii) extend the maturity date for the commitments and loans from June 13, 2023 to April 4, 2027, (iii) reduce the minimum liquidity covenant from $1.5 billion to $1.0 billion, (iv) replace the LIBOR based interest rate with a SOFR based interest rate, and (v) make certain other changes to the negative covenants under the amended revolving credit agreement. The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends.
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
As of December 31, 2023, there was no balance outstanding on the Revolving Credit Facility.
Additionally, in February 2023, Freight Holding entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding. As of December 31, 2023, there was no balance outstanding on Freight Holding’s revolving credit facility.
Letters of Credit
For purposes of securing obligations related to leases and other contractual obligations, we also maintain an agreement for letters of credit, which is collateralized by our Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2022 and 2023, we had letters of credit outstanding of $839 million and $975 million, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $261 million and $287 million, respectively.
Note 9 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of December 31,
	2022	2023
Prepaid expenses	$310	$400
Other receivables	710	717
Other	459	564
Prepaid expenses and other current assets	$1,479	$1,681
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of December 31,
	2022	2023
Accrued legal, regulatory and non-income taxes	$1,573	$1,044
Accrued Drivers and Merchants liability	1,593	1,996
Accrued compensation and employee benefits	587	710
Income and other tax liabilities	476	684
Commitment to issue unsecured convertible notes in connection with Careem acquisition	152	128
Other	1,851	1,896
Accrued and other current liabilities	$6,232	$6,458
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of December 31,
	2022	2023
Deferred tax liabilities	$27	$56
Other	759	776
Other long-term liabilities	$786	$832

Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, for the were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2020	$(581)	$46	$(535)
Other comprehensive income before reclassifications (1)	57	2,562	2,619
Amounts reclassified from accumulated other comprehensive income (1), (2)	—	(2,608)	(2,608)
Other comprehensive income (loss)	57	(46)	11
Balance as of December 31, 2021	$(524)	$—	$(524)
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

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2021	$(524)	$—	$(524)
Other comprehensive income before reclassifications	81	—	81
Amounts reclassified from accumulated other comprehensive income	—	—	—
Other comprehensive income (loss)	81	—	81
Balance as of December 31, 2022	$(443)	$—	$(443)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2022	$(443)	$—	$(443)
Other comprehensive income before reclassifications	(123)	5	(118)
Amounts reclassified from accumulated other comprehensive income (1)	140	—	140
Other comprehensive income (loss)	17	5	22
Balance as of December 31, 2023	$(426)	$5	$(421)
(1) The amounts were reported as part of the loss from the sale of our remaining interest in MLU B.V., which was recorded in other income (expense), net in our consolidated statements of operations during the year ended December 31, 2023. Refer to Note 4 - Equity Method Investments for further information.

Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Interest income	$37	$139	$484
Foreign currency exchange gains (losses), net	(67)	(147)	(182)
Gain on business divestitures, net (1)	1,684	14	204
Gain (loss) from sale of investments (2)	413	—	(74)
Unrealized gain (loss) on debt and equity securities, net (3)	1,142	(7,045)	1,610
Impairment of equity method investment (4)	—	(182)	—
Revaluation of MLU B.V. call option (5)	—	191	—
Other, net	83	1	(198)
Other income (expense), net	$3,292	$(7,029)	$1,844
(1) During the year ended December 31, 2021, gain on business divestitures, net represented a $1.6 billion gain on the sale of our ATG Business to Aurora recognized in the first quarter of 2021.
During the year ended December 31, 2023, gain on business divestitures, net represents a $204 million gain on the sale of interest in Careem Technologies. Refer to Note 18 – Divestitures for further information.
(2) During the year ended December 31, 2021, gain from sale of investments primarily represented a $348 million gain recognized from sale of our equity interests in MLU B.V. Refer to Note 4 - Equity Method Investments for further information.
(3) During the year ended December 31, 2021, unrealized gain (loss) on debt and equity securities, net primarily represented a $1.6 billion unrealized gain on our Grab investment, a $1.6 billion unrealized gain on our Aurora Investments and a $991 million net unrealized gain on our Zomato investment, partially offset by a $3.0 billion net unrealized loss on our Didi investment.
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
During the year ended December 31, 2023, unrealized gain (loss) on debt and equity securities, net primarily represents changes in the fair value of our equity securities including: a $985 million net unrealized gain on our Aurora investment, a $443 million net unrealized gain on our Didi investment, a $84 million net unrealized gain on our Joby investment, and a $80 million net unrealized gain on our Grab investment. Refer to Note 3 – Investments and Fair Value Measurement for further information.
(4) During the year ended December 31, 2022, impairment of equity method investment represents a $182 million impairment loss recorded on our MLU B.V. equity method investment. Refer to Note 4 – Equity Method Investments for further information.
(5) During the year ended December 31, 2022, revaluation of MLU B.V. call option represents a $191 million net gain for the change in fair value of the call option granted to Yandex (“MLU B.V. Call Option”). Refer to Note 4 – Equity Method Investments for further information.
Note 10 – Stockholders' Equity
Common Stock
As of December 31, 2023, we have the authority to issue 5.0 billion shares of common stock with a par value of $0.00001 per share. Holders of common stock are entitled to dividends when and if declared by the board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2023, no dividends have been declared and there were 2.1 billion shares of common stock issued and outstanding.
Preferred Stock
Our board of directors has the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of December 31, 2022 and 2023, there was no preferred stock issued and outstanding.
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
The number of shares of our common stock available for issuance under the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029 by the lesser of (a) 5% of the total number of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) such number of shares determined by our board of directors. Pursuant to the automatic increase feature of the 2019 Plan, our board of directors approved an increase of 104 million shares reserved for issuance effective January 1, 2024, for a total of 460 million shares reserved.
Stock Option and SAR Activity
A summary of stock option and SAR activity for the year ended December 31, 2023 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2022	153	20,039	$13.90	3.47	$279
Granted	—	607	$36.63
Exercised	(29)	(7,753)	$5.77
Canceled and forfeited	(1)	(252)	$6.36
As of December 31, 2023	123	12,641	$20.03	2.79	$535
Vested and expected to vest as of December 31, 2023	118	8,319	$13.41	2.43	$406
Exercisable as of December 31, 2023	118	8,319	$13.41	2.43	$406
The total intrinsic value of stock options and SARs exercised for the years ended December 31, 2021, 2022 and 2023, was $382 million, $101 million and $319 million, respectively.
RSU Activity
The following table summarizes the activity related to our RSUs for the year ended December 31, 2023 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2022	98,167	$34.70
Granted	61,119	$34.13
Vested	(53,105)	$34.43
Canceled and forfeited	(15,354)	$34.47
Unvested and outstanding as of December 31, 2023	90,827	$34.49
The total fair value of RSUs vested for the years ended December 31, 2021, 2022 and 2023 was $1.5 billion, $1.8 billion, and $1.7 billion, respectively.
Restricted Common Stock
We have granted restricted common stock to certain continuing employees, primarily in connection with acquisitions. Vesting of this stock may be dependent on a combination of service and performance conditions that become satisfied upon the occurrence of a qualifying event. We have the right to repurchase shares for which the vesting conditions are not satisfied. During 2023, activity related to Uber’s restricted common stock was not material. As of December 31, 2023, the amount of unvested restricted common stock was 801 thousand shares, with a weighted average grant date fair value of $43.50 per share.

Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the years ended December 31, 2021, 2022 and 2023 (in millions):

	Year Ended December 31,
	2021	2022	2023
Operations and support	$139	$154	$184
Sales and marketing	83	102	96
Research and development	614	1,060	1,215
General and administrative	332	477	440
Total	$1,168	$1,793	$1,935
During the years ended December 31, 2021, 2022 and 2023, we modified the terms of stock-based awards for certain employees upon their termination or change in employment status. Incremental stock-based compensation cost in relation to the modification of stock-based awards was not material for the years ended December 31, 2021, 2022 and 2023.
As of December 31, 2023, there was $3.0 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.45 years. Stock-based compensation expense capitalized as internally developed software costs were not material for the years ended December 31, 2021, 2022 and 2023.
The tax benefits recognized in the consolidated statements of operations for stock-based compensation arrangements were not material during the years ended December 31, 2021, 2022 and 2023.
During 2021, 2022 and 2023, warrants vested to non-employee service providers and others were not material and no warrants were granted.
The weighted-average grant-date fair values of stock options and SARs granted to employees in the years ended December 31, 2021, 2022 and 2023 were $39.43, $13.58 and $16.63 per share, respectively. During 2022 and 2023, stock options and SARs granted were not material. The fair value of stock options and SARs granted was determined using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below:

Year Ended December 31, 2021
Expected term (in years)	5.1
Risk-free interest rate	0.9%
Expected volatility	40.3%
Expected dividend yield	—%
Performance awards with market-based targets granted in the years ended December 31, 2021, 2022 and 2023 were not material.
2019 Employee Stock Purchase Plan
The number of shares of Uber common stock available for issuance under the ESPP automatically increases on January 1 of each year, beginning in 2020 and continuing through 2029, by the lesser of (a) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) 25,000,000 shares. However, our board of directors or compensation committee may reduce the amount of the increase in any particular year. Pursuant to the automatic increase feature of the ESPP, effective January 1, 2024, a total of 101 million shares of common stock are reserved for issuance under the ESPP.
The stock-based compensation expense recognized for the ESPP was not material during the years ended December 31, 2021, 2022 and 2023. During the year ended December 31, 2023, we purchased 6 million shares of common stock under the ESPP at a weighted-average price of $23.38 per share. As of December 31, 2023, total unrecognized compensation cost related to the ESPP was $27 million, which will be amortized over a period of 0.29 years.
Share Repurchase Authorization
In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock. The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases and accelerated share repurchases. The exact number of shares to be repurchased by us, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice.

Note 11 – Income Taxes
The U.S. and foreign components of income (loss) before provision for (benefit from) income taxes for the years ended December 31, 2021, 2022 and 2023 are as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
U.S.	$(340)	$(8,523)	$1,525
Foreign	(685)	(903)	796
Income (loss) before income taxes and income from equity method investments	$(1,025)	$(9,426)	$2,321
The components of the provision for (benefit from) income taxes for the years ended December 31, 2021, 2022 and 2023 are as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Current
Federal	$—	$8	$1
State	4	15	16
Foreign	196	237	170
Total current tax expense	200	260	187
Deferred
Federal	(76)	(251)	11
State	19	(92)	12
Foreign	(635)	(98)	3
Total deferred tax expense (benefit)	(692)	(441)	26
Total provision for (benefit from) income taxes	$(492)	$(181)	$213
The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2021, 2022 and 2023:

	Year Ended December 31,
	2021	2022	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax expense	(2.3)	0.8	1.2
Foreign rate differential	10.3	2.0	(0.4)
Non-deductible expenses	(5.2)	(0.7)	(0.2)
Stock-based compensation	4.5	(1.4)	(1.9)
Federal research and development credits	7.8	0.6	(7.2)
Deferred tax on investments (1)	48.7	(1.1)	(3.5)
Entity restructuring (2)	(2.0)	(12.7)	0.6
Change in unrecognized tax benefits	(27.8)	(8.9)	(6.8)
Valuation allowance	(33.7)	1.1	(2.8)
US tax on foreign income	(10.8)	0.6	4.1
Withholding taxes (3)	(0.6)	(0.3)	9.5
Tax rate change	22.4	—	—
Other interest	16.8	1.7	(4.1)
Other, net (3)	(1.1)	(0.8)	(0.3)
Effective income tax rate	48.0%	1.9%	9.2%
(1) The 2021 rate impact for “Deferred tax on investments” was primarily driven by the deferred China and U.S. tax impact related to our investment in Didi and the deferred U.S. tax impact related to our investments in Aurora, Grab, and Zomato.

The 2022 rate impact for “Deferred tax on investments” was primarily driven by the deferred U.S. tax impact related to our investments in Aurora, Grab, Zomato, and Didi.
The 2023 rate impact for “Deferred tax on investments” was primarily driven by the deferred U.S. tax impact related to our investments in Aurora and Didi.
(2) To align our structure to our evolving operations, in the second and fourth quarters of 2021, we completed intercompany transfers of certain intangible assets. These intercompany transfers did not have a material impact to the financial statements.
In the fourth quarter of 2022, we transferred certain intangible assets among our wholly-owned subsidiaries to align our structure to our evolving operations. The transfer resulted in a net reduction in deferred tax assets of $1.7 billion; however, there was no financial statement expense recognized since the deferred tax asset was offset by a full valuation allowance.
(3) 2021 and 2022 amounts have been conformed to the 2023 presentation.
The components of deferred tax assets and liabilities as of December 31, 2022 and 2023 are as follows (in millions):

	As of December 31,
	2022	2023
Deferred tax assets
Net operating loss carryforwards	$6,325	$6,164
Research and development credits	1,200	1,275
Stock-based compensation	45	66
Accruals and reserves	402	440
Accrued legal	184	120
Fixed assets and intangible assets	4,425	4,135
Lease liability	478	436
Interest limitation carryforwards	858	876
Capitalized research expenses	304	771
Other	320	211
Total deferred tax assets	14,541	14,494
Less: Valuation allowance	(13,971)	(13,945)
Total deferred tax assets, net of valuation allowance	570	549
Deferred tax liabilities
Indefinite lived deferred tax liability (1)	—	114
ROU assets	354	301
Other	77	18
Total deferred tax liabilities	431	433
Net deferred tax assets (liabilities)	$139	$116
(1) As of December 31, 2022, the fair market value of our investments in Didi, Aurora, Grab, and Zomato decreased significantly, resulting in the reduction of indefinite-lived deferred tax liabilities.
As of December 31, 2023, the $114 million indefinite-lived deferred tax liability represents the deferred U.S. income tax expense, which will be incurred upon the eventual disposition of the shares underlying our investments in Aurora and Didi.
Based on available evidence, management believes it is not more-likely-than-not that the net U.S., Netherlands, and other non-material jurisdictions’ deferred tax assets will be fully realizable. In these jurisdictions, we have recorded a valuation allowance against net deferred tax assets. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, excess tax benefits related to stock-based compensation, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and/or tax planning strategies. We had a valuation allowance against net deferred tax assets of $14.0 billion and $13.9 billion as of December 31, 2022 and 2023, respectively. In 2023, the decrease in the valuation allowance was primarily attributable to a decrease in deferred tax assets due to the utilization of net operating losses in the U.S., offset with an increase in deferred tax assets due to the generation of tax attributes in the Netherlands.
Based on our assessment of current income and anticipated future earnings, there is a reasonable possibility that we will have sufficient evidence to release a significant portion of the valuation allowance in the U.S. within the next 12 months. However, our judgment regarding future earnings and the exact timing and amount of any valuation allowance release are subject to change due to many factors, including future market conditions, the ability to successfully execute our business plans, and the amount of stock-based compensation tax deductions available in the future.
Release of the valuation allowance would result in the recognition of net deferred tax assets on our consolidated balance sheet and would decrease income tax expense in the period the release is recorded.
The indefinite carryforward period for net operating losses ("NOLs") means that indefinite-lived deferred tax liabilities can be considered as support for realization of deferred tax assets, which can affect the need to record or maintain a valuation allowance for deferred tax assets. As of December 31, 2022, we realized an immaterial amount of our U.S. federal and state deferred tax assets as a result of our indefinite-lived deferred tax liabilities being used as a source of income. As of December 31, 2023, we realized approximately $95 million of our U.S. federal and state deferred tax assets as a result of our indefinite-lived deferred tax liabilities being used as a source of income.
As of December 31, 2023, we had U.S. federal NOL carryforwards of $296 million that begin to expire in 2031 and $12.2 billion that have an unlimited carryover period. As of December 31, 2023, we had U.S. state NOL carryforwards of $8.8 billion that started expiring in 2023 and $1.9 billion that have an unlimited carryover period. As of December 31, 2023, we had foreign NOL carryforwards of $872 million that begin to expire in 2024 and $18.6 billion that have an unlimited carryover period.
As of December 31, 2023, we had U.S. federal research tax credit carryforwards of $1.0 billion that begin to expire in 2028. We had U.S. state research tax credit carryforwards of $4 million that begin to expire in 2033 and $696 million that have an unlimited carryover period.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through December 31, 2023. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
The following table reflects changes in gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2021	2022	2023
Unrecognized tax benefits at beginning of year	$2,293	$2,657	$3,513
Gross increases - current year tax positions	239	814	177
Gross increases - prior year tax positions	134	93	42
Gross decreases - prior year tax positions	(9)	(51)	(315)
Gross decreases - lapse of statute of limitations	—	—	(72)
Unrecognized tax benefits at end of year	$2,657	$3,513	$3,345
As of December 31, 2023, approximately $94 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $3.3 billion of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. The amount of interest and penalties accrued as of December 31, 2022 and 2023 was $21 million and $17 million, respectively.
Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Any changes to unrecognized tax benefits recorded as of December 31, 2023 that are reasonably possible to occur within the next 12 months are not expected to be material.
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

As of December 31, 2023, the open tax years for our major tax jurisdictions are as follows:

Jurisdiction	Tax Years
U.S. Federal	2011 - 2023
U.S. States	2005 - 2023
Brazil	2017 - 2023
Netherlands	2019 - 2023
United Kingdom	2013 - 2023
As of December 31, 2023, the amount of unrecognized deferred tax liability on the undistributed earnings from certain foreign subsidiaries that we intend to indefinitely reinvest is not material.

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Year Ended December 31,
	2021	2022	2023
Basic net income (loss) per share:
Numerator
Net income (loss) including non-controlling interests	$(570)	$(9,138)	$2,156
Net income (loss) attributable to non-controlling interests, net of tax	(74)	3	269
Net income (loss) attributable to common stockholders	$(496)	$(9,141)	$1,887
Denominator
Basic weighted-average common stock outstanding	1,892,546	1,972,131	2,035,651
Basic net income (loss) per share attributable to common stockholders (1)	$(0.26)	$(4.64)	$0.93
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(496)	$(9,141)	$1,887
Assumed net loss attributable to Uber Technologies, Inc. upon redemption of Freight Holding convertible common shares, non-controlling interest	(44)	(41)	(62)
Interest expense, amortization of debt discount and issuance costs of 2025 Convertible Notes and Careem Notes	—	—	2
Diluted net income (loss) attributable to common stockholders	$(540)	$(9,182)	$1,827
Denominator
Number of shares used in basic net income (loss) per share computation	1,892,546	1,972,131	2,035,651
Weighted-average effect of potentially dilutive securities:
Stock options	—	—	9,989
RSUs	—	—	25,671
Assumed common shares issued from outstanding RSAs	—	—	139
Warrants	—	—	73
Common shares issued for ESPP	—	—	627
Assumed redemption of Freight Holding convertible common shares, non-controlling interest	2,973	2,797	4,301
2025 Convertible Notes	—	—	12,784
Careem Notes	—	—	2,547
Diluted weighted-average common stock outstanding	1,895,519	1,974,928	2,091,782
Diluted net income (loss) per share attributable to common stockholders (1)	$(0.29)	$(4.65)	$0.87
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Year Ended December 31,
	2021	2022	2023
Freight Holding contingently redeemable preferred stock	10,070	30,458	13,430
Convertible notes	21,740	18,250	—
RSUs	71,461	98,167	4,534
Stock options	24,253	20,039	207
Common stock subject to repurchase	4,153	2,606	—
Shares committed under ESPP	3,226	3,878	867
Warrants to purchase common stock	73	73	—
Total	134,976	173,471	19,038

Note 13 – Segment Information and Geographic Information
We determine our operating segments based on how the CODM manages the business, allocates resources, makes operating decisions and evaluates operating performance.
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
As of December 31, 2023, our three operating and reportable segments are as follows:

Segment	Description

Mobility	Mobility products connect consumers with Drivers who provide rides in a variety of vehicles, such as cars, auto rickshaws, motorbikes, minibuses, or taxis. Mobility also includes activity related to our financial partnerships products and advertising.

Delivery	Delivery offerings allow consumers to search for and discover local restaurants, order a meal, and either pick-up at the restaurant or have the meal delivered. In certain markets, Delivery provides offerings for grocery, alcohol, and convenience store delivery as well as select other goods. We refer to the grocery, alcohol, convenience and retail categories collectively as Grocery & Retail. Delivery also includes advertising.

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

The following table provides information about our segments and a reconciliation of total segment Adjusted EBITDA to loss from operations (in millions):

	Year Ended December 31,
	2021	2022	2023
Segment Adjusted EBITDA:
Mobility	$1,596	$3,299	$4,963
Delivery	(348)	551	1,506
Freight	(130)	—	(64)
All Other (1)	(11)	—	—
Total Segment Adjusted EBITDA	1,107	3,850	6,405
Reconciling items:
Corporate G&A and Platform R&D (2)	(1,881)	(2,137)	(2,353)
Depreciation and amortization	(902)	(947)	(823)
Stock-based compensation expense	(1,168)	(1,793)	(1,935)
Legal, tax, and regulatory reserve changes and settlements (3)	(526)	(732)	(9)
Goodwill and asset impairments/loss on sale of assets	(157)	(25)	(84)
Acquisition, financing and divestitures related expenses	(102)	(46)	(36)
Accelerated lease costs related to cease-use of ROU assets	(5)	(6)	—
COVID-19 response initiatives (4)	(54)	(1)	—
Loss on lease arrangement, net	—	(7)	(4)
Restructuring and related charges	—	(2)	(51)
Legacy auto insurance transfer (5)	(103)	—	—
Mass arbitration fees, net	(43)	14	—
Income (loss) from operations	$(3,834)	$(1,832)	$1,110
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
(3) Legal, tax, and regulatory reserve changes and settlements are primarily related to certain significant legal proceedings or governmental investigations related to worker classification definitions, or tax agencies challenging our non-income tax positions. These matters have limited precedent, cover extended historical periods and are unpredictable in both magnitude and timing, therefore are distinct from normal, recurring legal, tax and regulatory matters and related expenses incurred in our ongoing operating performance.
(4) COVID-19 response initiatives relate to payments for financial assistance to Drivers personally impacted by COVID-19, the cost of personal protective equipment distributed to Drivers, Driver reimbursement for their cost of purchasing personal protective equipment, the costs related to free rides and food deliveries to healthcare workers, seniors, and others in need as well as charitable donations.
(5) Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies for further information.
Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal delivered. Long-lived assets, net includes property and equipment, net and operating lease right-of-use assets as well as the same asset class included within assets held for sale on the consolidated balance sheets. The following tables set forth revenue and long-lived assets, net by geographic area as of and for the years ended December 31, 2021, 2022 and 2023 (in millions):

	Year Ended December 31,
	2021	2022	2023
United States	$9,058	$17,953	$18,620
United Kingdom (1)	551	4,215	6,522
All other countries	7,846	9,709	12,139
Total Revenue	$17,455	$31,877	$37,281
(1) In 2022, we modified our arrangements in certain markets and, as a result, present the respective Mobility and Delivery revenue on a gross basis. Payments to Drivers and Couriers are recognized in cost of revenue, exclusive of depreciation and amortization.

	As of December 31,
	2022	2023
United States	$3,210	$2,980
All other countries	321	334
Total long-lived assets, net	$3,531	$3,314
Revenue grouped by offerings and geographical region is included in Note 2 – Revenue.
Note 14 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2022 and 2023, we had recorded aggregate liabilities of $1.6 billion and $1.0 billion, respectively, of which $614 million and $336 million, respectively, relate to non-income tax matters in accrued and other current liabilities on the consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. The parties petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. The case had been stayed pending appeal of the denial of a motion to compel arbitration, however the California Supreme Court denied review on January 17, 2024, and the case was remitted back to the Superior Court on January 29, 2024 for further proceedings. We intend to continue to vigorously defend ourselves. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
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
On March 13, 2023, the California Court of Appeal overturned the lower court’s ruling that Proposition 22 is unconstitutional, which means that Proposition 22 remains in effect. Service Employees International Union has petitioned the California Supreme Court for review. The California Supreme Court granted review on June 28, 2023, and has set a briefing schedule. We expect a decision in 2024.
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. Trial has been set for May 13, 2024, and the AG is currently only seeking an order regarding driver classification without any claims for monetary damages. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
New York Attorney General
The New York Attorney General has alleged misclassification of Drivers and related employment violations in New York by Uber as well as fraud related to certain deductions. In November 2023, we reached an agreement to resolve this matter. In December 2023, we paid into a settlement fund which will be distributed to current and former drivers.
Swiss Social Security Ruling
Several Swiss administrative bodies have issued decisions in which they classify Drivers as employees of Uber Switzerland, Rasier Operations B.V. or of Uber B.V. for social security or labor purposes. We are challenging each of them before the Social Security and Administrative Tribunals.
In April 2021, a ruling was made that Uber Switzerland could not be held liable for social security contributions. The litigations with regards to Uber B.V. and Rasier Operations B.V. are still pending for years 2014 to 2021. In January 2022, the Social Security Tribunal of Zurich reclassified drivers who have used the App in 2014 as dependent workers of Uber B.V. and Rasier Operations B.V. from a social security standpoint, and this ruling had been appealed before the Federal Tribunal and had no impact on our current operations. On March 21, 2023, the Federal Tribunal ruled that Drivers who have used the Uber App in 2014 qualify as employees for social security purposes. Further discussions with the social security authorities are in progress.
On June 3, 2022, the Federal Tribunal issued two rulings by which both Drivers and Couriers in the Canton of Geneva are classified as employees of Uber B.V., Uber Portier B.V. and Uber Switzerland GmbH. Following the ruling of the Federal Tribunal on Eats, we received an injunction of payment from the Social Security authorities that stated that couriers shall be considered employees for social security purposes since the launch of Uber Eats. We reached a settlement with the Canton of Geneva on Mobility with regards to social security implications.
On October 2, 2023, the Swiss Federal Tax authorities ruled that Drivers are independent contractors for VAT purposes, based on the changes implemented in the App since 2020. This decision will be used to support the Company’s position in the Social Security proceedings.

The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2023.
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
State Unemployment Taxes
New Jersey Department of Labor
In 2018, the New Jersey Department of Labor (“NJDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2018. The NJDOL made an assessment on November 12, 2019, against both Rasier and Uber. Both assessments were calculated through November 15, 2019, but only calculated the alleged contributions, penalties, and interest owed from 2014 through 2018. The NJDOL has provided several assessments from February through October 2021. We have submitted payment for the principal revised amount of the assessment and have since reached agreement on and paid the remaining amounts allegedly owed from 2014 through 2018.
The NJ DOL has initiated an audit for the period of 2019 through the second quarter of 2023. The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2023.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period. In 2022, we received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for the years 2018 - 2020 covering couriers who used the Postmates platform and received an assessment in June 2023. We are in the process of appealing the assessment. The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2023.
New York Department of Labor
In February 2020, the New York Department of Labor (“NYDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2013 through 2020. The NYDOL issued an assessment in November 2022 against Uber. In November 2023, the parties reached an agreement to resolve backwards looking liability associated with unemployment contributions and will be paying unemployment insurance contributions going forward. In December 2023, we paid the assessment to resolve the backwards looking liability associated with unemployment contributions.
Non-Income Tax Matters
We recorded an estimated liability for contingencies related to non-income tax matters and are under audit by various domestic and foreign tax authorities with regard to such matters.
The subject matter of these contingent liabilities and non-income tax audits primarily arise from the characterization for tax purposes of the transactions on the platform, as well as the application of certain employee benefits and employment and income taxes to our Drivers and Couriers. In jurisdictions with disputes connected to transactions on the platform, disputes involve the applicability of transactional taxes (such as sales tax, VAT, GST and similar taxes) or gross receipts taxes. In jurisdictions with disputes connected to employment or income taxes, disputes involve the applicability of withholding taxes related to employment taxes or back-up income tax withholding on payments made to Drivers, Couriers, and Merchants.
Our estimated liability is inherently subjective due to the complexity and uncertainty of these matters and the judicial processes in certain jurisdictions; therefore, the final outcome could be materially different from the estimated liability recorded.
United Kingdom
On October 31, 2022, we settled our UK VAT dispute with the HMRC, the UK tax regulator, for all periods prior to March 14, 2022. As a result of the settlement agreement, these prior periods are closed to assessment and Uber made a payment of approximately $733 million (£613 million) in the fourth quarter of 2022 for this resolution.

As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK is a merchant of transportation and is required to remit VAT. Uber UK is remitting VAT under the Value Added (Tour Operators) Order 1987 (“VAT Order 1987”), which allows for VAT remittance on a calculated margin, rather than on Gross Bookings.
Throughout 2023, we received multiple assessments from the HMRC disputing our application of VAT Order 1987 application for the period of March 2022 to June 2023, totaling approximately $789 million (£631 million) for unpaid VAT. Uber paid, and is required to pay, these assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
The payments made in 2023 are recorded as a receivable in other assets on our consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to this matter and will be required to pay the assessments in order to continue with the appeals process. Any payments are expected to decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal.
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
Other Legal and Regulatory Matters
We have been and continue to be subject to various government inquiries and investigations surrounding the legality of certain of our business practices, compliance with antitrust, anti-bribery and anti-corruption laws (including the Foreign Corrupt Practices Act) and other global regulatory requirements, labor laws, securities laws, data protection and privacy laws, consumer protection laws, environmental laws, and the infringement of certain intellectual property rights. We have investigated and continue to investigate many of these matters and we are implementing a number of recommendations to our managerial, operational and compliance practices, as well as strengthening our overall governance structure. In many cases, we are unable to predict the outcomes and implications of these inquiries and investigations on our business which could be time consuming, costly to investigate and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact our business, reputation, financial condition and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
We have been and expect to continue to be subject to personal injury claims for compensation based on traffic accidents, deaths, injuries, or other incidents that are caused by Drivers, consumers, or third parties while using our platform, or even when Drivers, consumers, or third parties are not actively using our platform. Various plaintiffs have also coordinated and may in the future attempt to coordinate individual injury claims in various jurisdictions. We use a combination of third-party insurance and self-insurance mechanisms to provide for personal injury risks. Our insurance reserves include unpaid losses and loss adjustment expenses for risks retained by us related to these claims.
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
Total assets included on the consolidated balance sheets for our consolidated VIEs as of December 31, 2022 and 2023 were $3.9 billion and $3.5 billion, respectively. Total liabilities included on the consolidated balance sheets for these VIEs as of December 31, 2022 and 2023 were $789 million and $755 million, respectively.

Uber Freight Holding Corporation
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
In November 2021, Freight Holding entered into a series A-1 stock purchase agreement (“2021 Series A-1 Preferred Stock Purchase Agreement”) with outside investors (“Freight Series A-1 Investors”) to sell shares of Series A-1 convertible preferred stock of Freight Holding (“Freight Series A-1”). Neither the Freight Series A nor Freight Series A-1 investments changed the conclusion that Freight Holding is a consolidated VIE. As of December 31, 2022 and 2023, we continue to own the majority of the issued and outstanding capital stock of Freight Holding and report a non-controlling interest as further described in Note 16 – Non-Controlling Interests.
In February 2023, Freight Holding entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding and is considered non-recourse to us. As of December 31, 2023, there was no balance outstanding on Freight Holding’s revolving credit facility.
Careem Qatar and Morocco
On January 2, 2020, we completed the acquisition of substantially all of the assets of Careem and certain of its subsidiaries pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) in countries where regulatory approval was obtained or which did not require regulatory approval. The assets and operations in Qatar and Morocco (collectively “Non-Transferred Countries”) had not yet been transferred to us as of the purchase date. The purpose of the Careem Qatar and Morocco’s operations is to provide primarily ridesharing services in each respective country. Although the assets and operations of the Non-Transferred Countries were not transferred as of the purchase date, we had rights to all residual interests in the entities comprising the Non-Transferred Countries which were considered variable interests. We were exposed to losses and residual returns of the entities comprising the Non-Transferred Countries through the right to all of the proceeds from either the divestiture or the eventual legal transfer, upon regulatory approval, of the entities comprising the Non-Transferred Countries. We controlled Intellectual Properties (“IP”) which are significant for the businesses of the Non-Transferred Countries and sub-license those IP to the Non-Transferred Countries. Each entity that comprised the Non-Transferred Countries met the definition of a VIE and we were the primary beneficiary of each of the entities comprising the Non-Transferred Countries.
In September 2021, ownership of Careem’s operations in Morocco was fully transferred to us.

In October 2022, Qatar’s Court of Cassation rejected our final appeal for the proposed acquisition of the assets and operations of Careem Qatar. However, we continue to be exposed to losses and residual returns of the Careem Qatar entity through the right to all of the proceeds from either the divestiture or the eventual legal transfer, upon regulatory approval, of the Careem Qatar entity. We continued to be the primary beneficiary of Careem Qatar and, as a result, consolidated Careem Qatar as of December 31, 2022.
In February 2023, Careem Qatar’s ridesharing operations shut down and an immaterial loss on disposal was recognized. As of December 31, 2023, the entity remains consolidated, as we continue to be the primary beneficiary of the remaining business operations.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amount of both assets and liabilities recognized on the consolidated balance sheets related to unconsolidated VIEs were approximately $548 million and $575 million as of December 31, 2022 and 2023, respectively. As of December 31, 2022, the carrying amount of assets and liabilities represent our maximum exposure to loss associated with the unconsolidated VIEs. As of December 31, 2023, our maximum exposure to loss was $686 million, which includes the carrying amounts of assets and liabilities recognized on the consolidated balance sheet related to the unconsolidated VIEs as well as an immaterial financial guarantee.
Lime
Lime is incorporated in Delaware for the purpose of owning and operating a fleet of dockless e-bikes and e-scooters for short-term access use by consumers for personal transportation. We are exposed to Lime’s economic risks and rewards through the related carrying amount of assets and liabilities and any financial guarantees, which represent variable interests. Refer to Note 3 – Investments and Fair Value Measurement for further information on our 2020 Lime Investments.

Moove
On February 12, 2021 (the “Moove Closing Date”), we entered into and completed a series of agreements with Garment Investments S.L. dba Moove (“Moove”), a vehicle fleet operator in Spain, including (i) an equity investment, through preferred shares, in which Uber acquired a 30% minority interest in Moove from its current shareholders at closing and up to approximately $185 million contingent on future performance of Moove and certain other conditions through the eighth anniversary of the agreement, (ii) a term loan of $213 million to Moove, due February 2026, and (iii) a commercial partnership agreement. Also included in the agreements is an option for us to purchase common stock of Moove at fair value, beginning two years after the Moove Closing Date. As of December 31, 2023, we have not exercised this option. After this series of agreements, Moove is considered a related party.
In February 2023, we entered into a settlement and amendment agreement (“Moove Settlement”) with Moove, a related party, to settle certain contingent considerations agreements. As a result of the Moove Settlement, we made an immaterial payment to Moove. The remaining contingent liability is recorded within accrued and other current liabilities on our consolidated balance sheet as of December 31, 2023 and is not material.
Our equity investment in Moove, through preferred shares, is accounted for as an investment in non-marketable equity securities included in investments on our consolidated balance sheets. The term loan, of $253 million as of December 31, 2023, is accounted for as a loan receivable, carried at amortized cost, and included in other assets on our consolidated balance sheet. Refer to Note 3 – Investments and Fair Value Measurement, Assets Measured at Fair Value on a Non-Recurring Basis, for additional information regarding our non-marketable equity securities.
Moove is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Moove’s economic risks and rewards through the related carrying amount of assets and liabilities and any financial guarantees, which represent variable interests.
Note 16 – Non-Controlling Interests
We have consolidated subsidiaries that have issued common stock and preferred stock or preferred units to third party investors, representing non-controlling interests. As of December 31, 2022 and 2023, the carrying value of non-controlling interests represented by subsidiaries’ preferred units and preferred stock were $1.3 billion and $1.6 billion, respectively.
ATG Investment: Preferred Unit Purchase Agreement
During 2019, we contributed certain of our subsidiaries and certain assets and liabilities related to our autonomous vehicle technologies (excluding liabilities arising from certain indemnification obligations related to the Levandowski arbitration and any remediation costs associated with certain obligations that may arise as a result of the Waymo settlement) to Apparate in exchange for common units representing 100% ownership interest in Apparate. Subsequent to the formation of Apparate, Apparate entered into a Class A Preferred Unit Purchase Agreement (“Preferred Unit Purchase Agreement”) with SVF Yellow (USA) Corporation (“SoftBank”), Toyota Motor North America, Inc. (“Toyota”), and DENSO International America, Inc. (“DENSO”), collectively “the Investors”, for purchase by the Investors of Class A Preferred Units (“Preferred Units”) in Apparate. Apparate, a subsidiary of ours, issued 1.0 million Preferred Units at $1,000 per unit to the Investors for an aggregate consideration of $1.0 billion ($400 million from Toyota, $333 million from SoftBank, and $267 million from DENSO).
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
Prior to the sale of ATG Business to Aurora in January 2021, we consolidated the ATG Business’ assets and liabilities and reported non-controlling interests described below. Refer to Note 18 – Divestitures for further information on the sale of the ATG Business.
SoftBank’s Preferred Units
SoftBank’s Preferred Units included the option to put to us all, but not less than all, of its initial investment in Preferred Units at a price equal to the number of SoftBank’s Preferred Units multiplied by the greater of (i) the original investment plus any accrued but unpaid amounts per unit and (ii) the fair value of the Preferred Units at the time of conversion (the “Put/Call Price”)The SoftBank Preferred Units were classified as redeemable non-controlling interests in our consolidated financial statements and reported at the Put/Call Price which was determined as of the balance sheet date.
Toyota and DENSO’s Preferred Units

The Toyota and DENSO Preferred Units were classified as non-redeemable non-controlling interests as these units were not subject to any mandatory redemption rights or redemption rights that are outside our control.
Divestiture of ATG Business to Aurora
In January 2021, we completed the sale of our ATG Business to Aurora. As a result, our controlling interest and the non-controlling interests in the ATG Business were settled and ownership of the ATG Business transferred to Aurora. We derecognized the carrying value of non-controlling interests in the ATG Business of $1.1 billion, which included Toyota and DENSO non-redeemable non-controlling interests of $701 million and Softbank’s redeemable non-controlling interests of $356 million. Refer to Note 18 – Divestitures for further information.
Freight Holding
As of December 31, 2022 and 2023, we owned 74% and 74%, respectively, of the issued and outstanding capital stock of our subsidiary Freight Holding, or 73% and 72%, respectively, on a fully-diluted basis if all common shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. The minority stockholders of Freight Holding include: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) employees who hold fully vested shares.
In May 2022, Freight Holding adopted the 2022 Freight Holding Equity Incentive Plan (the “2022 Freight Holding Plan”). The 2022 Freight Holding Plan serves as the successor to the 2018 Holding Equity Incentive Plan (the “2018 Freight Holding Plan”). Awards previously granted under the 2018 Freight Holding Plan remain outstanding and governed by the terms of the 2018 Freight Holding Plan.
As of December 31, 2022, a total number of 85.1 million shares of Freight Holding were reserved, of which 39.4 million shares were available for grant and issuance.
As of December 31, 2023, a total number of 356.7 million shares of Freight Holding were reserved, of which 273.8 million shares were available for grant and issuance.
Holders of Common Stock of Freight Holding
The minority common stockholders of our subsidiary Freight Holding, including any holders of common equity awards issued under the employee equity incentive plans and employees who hold fully vested shares, have put rights to sell increasing percentages of their equity interests at fair value to us at specified periods of time beginning in August 2025 through 2027 that terminates upon the earliest of the closing of a liquidation transaction or an IPO of the subsidiary. Should the put rights be exercised, they can be satisfied in either cash, Uber stock, or a combination of cash and Uber stock based upon our election. As of December 31, 2022 and 2023, the minority common stockholders ownership in Freight Holding is classified as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in our control. As of December 31, 2022 and 2023, the redeemable non-controlling interest related to holders of common stock of Freight Holding has not been re-measured to redemption value because it is not probable of redemption.
We attribute the pro rata share of Freight Holding’s net income or loss available to holders of common stock to the redeemable non-controlling interests generated from common shares of Freight Holding based on the outstanding ownership of the minority shareholders of common shares during the period.
Freight Series A Preferred Stock
In October 2020, Freight Holding entered into a 2020 Freight Series A Preferred Stock Purchase Agreement with a 2020 Freight Series A Investor. Pursuant to the 2020 Freight Series A Preferred Stock Purchase Agreement, the 2020 Freight Series A Investor agreed to invest an aggregate of $500 million in Freight Holding, which occurred over two closings, subject to customary closing conditions. The 2020 Freight Series A Investor holds two seats on the Freight Holding board of directors as of December 31, 2023.
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
The 2020 Freight Series A Investor’s Freight Series A preferred stock may be called by us at our option after October 2025 at the Freight Series A Liquidation Preference. Beginning after October 2023, if certain events have not occurred including Freight Holding consummating an IPO, 2020 Freight Series A Investor’s Freight Series A preferred stock could become redeemable by us at the Freight Series A Liquidation Preference. Upon redemption, the 2020 Freight Series A Investor’s Freight Series A preferred stock would be settled in either cash or Uber common shares at our option. On October 6, 2023, the 2020 Freight Series A Investor exercised their right to require that either Freight Holding conduct an IPO or we redeem them as described above, which will be determined by October 2024.
As of December 31, 2022 and 2023, the Freight Series A preferred stock held by the 2020 Freight Series A Investor is classified as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in our control. Prior to the fourth quarter of 2023, this redeemable non-controlling interest of Freight Holding was not re-measured to redemption value because it was not probable that the non-controlling interest would become redeemable. Given the 2020 Freight Series A Investor exercised their right during the fourth quarter of 2023, this redeemable non-controlling interest was deemed probable of redemption. Based on the Freight Series A Liquidation Preference, this redeemable non-controlling interest was re-measured to its full estimated redemption value with an adjustment of $286 million.
In July 2021, we entered into a Series A preferred stock purchase agreement and sold shares of Freight Holding's Series A Preferred Stock to The Public Investment Fund, which is an investor in Uber, representing 4% ownership interest on a fully diluted basis at the time of the sale. As of December 31, 2022 and 2023, the Freight Series A preferred stock held by the Public Investment Fund were classified as non-redeemable non-controlling interests as these shares of preferred stock are not subject to any mandatory redemption rights or redemption rights that are outside our control.
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
Freight Series A-1 Investors have basic rights and preferences which primarily include: one vote per share; conversion rights to common shares; 6% cumulative dividend preference and liquidation preference (a 1.0x liquidation preference of original issuance price plus cumulative unpaid dividends). The accruing dividends are compounding annually, and are only payable when dividends are declared by Freight Holding’s Board. The dividend, along with any attributed prorated share of Freight Holding’s net income (if applicable), are included in net income (loss) attributable to non-controlling interests, net of tax in our consolidated statements of operations. As of December 31, 2022 and 2023, the Freight Series A-1 preferred stock held by the Freight Series A-1 Investors were classified as non-redeemable non-controlling interests as these shares of preferred stock are not subject to any mandatory redemption rights or redemption rights that are outside our control.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within thirty days.
As of December 31, 2022 and 2023, the liability related to the supplier financing program was immaterial and the amounts are included within accounts payable on the consolidated balance sheets.
Cornershop
On July 6, 2020, we closed the acquisition of a 55% controlling ownership interest in CS-Global. Refer to Note 17 – Business Combinations for further information. The non-controlling interest in CS-Global was classified as redeemable non-controlling interest because it was subject to a put/call agreement which was not solely in our control to exercise. At each balance sheet date, the redeemable non-controlling interest was measured using a discounted cash flow methodology and the carrying value was adjusted if the fair value was higher than the carrying value.

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
Note 17 – Business Combinations
Cornershop
In 2020, we acquired a 55% controlling interest in Cornershop Global (“CS-Global”), an entity which held all of Cornershop Cayman’s (“Cornershop”) business operations, except for those in Mexico (“CS-Mexico”). As a result, we obtained the controlling financial interest in CS-Global and accounted for the acquisition as a business combination. Cornershop operates as an online grocery delivery platform primarily in Chile and Mexico. Uber and CS-Global also entered into a put/call arrangement over the non-controlling interest in CS-Global, providing Uber the right and obligation to acquire the remaining interest from non-controlling interest holders, exercisable in 5 years if there is no IPO or liquidation event, at a future negotiated price.
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
The total purchase price was determined to be $967 million, based on the number of shares issued and Uber’s share price on the closing date. The fair value of the 4.6 million restricted shares issued to certain Cornershop employees was determined to be $202 million. These shares were restricted and contingent on the employees’ continuing employment at the combined company for three years, beginning in August 2021. These restricted shares were considered compensation for post-combination services and were recognized as stock-based compensation expense ratably over three years, beginning in August 2021.
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
Certain Unaudited Pro Forma Information
The following unaudited pro forma financial information presents what our results would have been had we acquired Transplace in the beginning of the applicable comparable prior annual reporting period. The 2021 pro forma includes full year results for Transplace. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the consolidated business had the acquisition actually occurred at the beginning of applicable comparable prior reporting period or of the results of our future operations of the consolidated business.

(In millions)	Year Ended December 31, 2021

(Unaudited)
Revenue	$21,764
Net loss including non-controlling interests	(700)

The pro forma financial information primarily includes adjustments to net loss including non-controlling interests to reflect the additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied from the beginning of applicable comparable prior reporting period, with the related tax effects.
Note 18 – Divestitures
During the years ended December 31, 2021, 2022 and 2023, we completed the following divestitures:
•In 2021, divestitures consisted of the sale of our ATG Business, a subsidiary focused on the development and commercialization of autonomous vehicle technology, to Aurora.
•In 2023, we divested Careem’s non-ridesharing business.
The gains associated with these divestitures were included in other income (expense), net in the consolidated statements of operations.
Divestiture of Careem Technologies
In December 2023, we completed the previously announced agreement with e& whereby e& contributed $400 million to Careem Technologies in exchange for a majority equity interest. Refer to Note 4 - Equity Method Investments for further information.
The following table presents the preliminary gain on sale of the interest in Careem Technologies.

Year Ended December 31, 2023
Fair value of common shares received	$300
Cash consideration received	40
Net consideration received for sale of interest in Careem Technologies	340
Carrying value of net assets transferred	(136)
Gain on the sale of interest in Careem Technologies	$204
Divestiture of ATG Business to Aurora
On January 19, 2021, we completed the sale of our ATG Business, a subsidiary focused on the development and commercialization of autonomous vehicle technology, to Aurora. As a result, our controlling interest and the non-controlling interests in the ATG Business were settled, and ownership of the ATG Business transferred to Aurora.
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

Schedule II - Valuation and Qualifying Accounts
The table below details the activity of the allowance for doubtful accounts, deferred tax asset valuation allowance, and insurance reserves (in millions):

	Balance at Beginning of Period	Additions (1), (2)	Deductions (2)	Balance at End of Period
Year Ended December 31, 2021
Allowance for doubtful accounts	$55	$246	$(250)	$51
Deferred tax asset valuation allowance	$13,410	$571	$(61)	$13,920
Insurance reserves	$3,466	$1,696	$(1,174)	$3,988
Year Ended December 31, 2022
Allowance for doubtful accounts	$51	$286	$(257)	$80
Deferred tax assets valuation allowance	$13,920	$2,204	$(2,153)	$13,971
Insurance reserves	$3,988	$2,128	$(1,396)	$4,720
Year Ended December 31, 2023
Allowance for doubtful accounts	$80	$245	$(234)	$91
Deferred tax assets valuation allowance	$13,971	$81	$(107)	$13,945
Insurance reserves	$4,720	$3,544	$(1,526)	$6,738
(1) Additions to insurance reserves include $69 million, $152 million and $158 million for the years ended December 31, 2021, 2022 and 2023 respectively, for changes in estimates resulting from new developments in prior period claims. Additions to insurance reserves also include $374 million for the year ended December 31, 2021 for reserves assumed in connection with a loss portfolio transfer reinsurance agreement. For additional information on the loss portfolio transfer reinsurance agreement, see Note 1 – Description of Business and Summary of Significant Accounting Policies.
(2) For the year ended December 31, 2021, the increase in the valuation allowance was primarily attributable to a tax rate increase in the Netherlands, an increase in U.S. federal, state and Netherlands deferred tax assets resulting from the loss from operations, and tax credits generated during the year, offset partially by the release of the valuation allowance due to deferred tax liabilities recorded as a result of the acquisitions providing an additional source of taxable income to support the realizability of pre-existing deferred tax assets.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023. In addition, PricewaterhouseCoopers LLP, our independent registered public accounting firm, provided an attestation report on our internal control over financial reporting as of December 31, 2023. You can find the full text of PricewaterhouseCoopers LLP attestation report in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
Amendments to Bylaws
On February 15, 2024, as part of its periodic review of the governing documents of the Company, our Board of Directors adopted Amended and Restated Bylaws (the “Bylaws”) to permit stockholders who own at least 25% of the aggregate voting power of our voting securities, and who satisfy other requirements as set forth in the Bylaws, to call a special meeting of stockholders. The foregoing description is qualified in its entirety by reference to the full text of the Bylaws, which are attached hereto as Exhibit 3.2.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth under the headers “Proposal 1- Election of Directors,” “Executive Officers,” “Corporate Governance” and “Other Governance Matters” in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (“2024 Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is included under the headers “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the headers “Executive Officers-Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the headers “Corporate Governance-Certain Relationships and Related Person Transactions” and “Corporate Governance-Director Independence Determination” in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the header “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement and is incorporated herein by reference.
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
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		10-Q	001-38902	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	X
4.1	Description of Common Stock.		10-K	001-38902	4.1	March 2, 2020
4.2	Form of common stock certificate of the Registrant.		S-1/A	333-230812	4.1	April 26, 2019
4.3	Indenture, relating to the Registrant’s 8.00% Senior Notes due 2026, by and between the Registrant and U.S. Bank National Association, dated November 7, 2018.		S-1	333-230812	4.5	April 11, 2019
4.4	Form of 8.00% Senior Note due 2026.		S-1	333-230812	4.6	April 11, 2019
4.5	Supplemental Indenture, dated September 6, 2019, among the Registrant, Rasier, LLC and U.S. Bank National Association, as trustee, relating to the Registrant’s 8.00% Senior Notes due 2026.		10-Q	001-38902	4.1	August 2, 2023
4.6	Supplemental Indenture, dated June 2, 2023, among the Registrant, Uber International Holding Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the Registrant’s 8.00% Senior Notes due 2026.		10-Q	001-38902	4.3	August 2, 2023
4.7	Indenture, dated as of September 17, 2019, by and between the Registrant, Rasier, LLC and U.S. Bank National Association as Trustee.		8-K	001-38902	4.1	September 17, 2019
4.8	Form of Global Note, representing the Registrant’s 7.500% Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	September 17, 2019
4.9	Supplemental Indenture, dated June 2, 2023, among the Registrant, Uber International Holding Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the Registrant’s 7.50% Senior Notes due 2027.		10-Q	001-38902	4.4	August 2, 2023
4.10	Form of Unsecured Convertible Note.		10-Q	001-38902	4.1	May 8, 2020
4.11	Indenture, dated as of May 15, 2020, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	May 15, 2020
4.12	Indenture, dated as of September 16, 2020, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	September 16, 2020
4.13	Form of Global Note, representing the Registrant’s 6.250% Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	September 16, 2020
4.14	Supplemental Indenture, dated June 2, 2023, among the Registrant, Uber International Holding Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the Registrant’s 6.25% Senior Notes due 2028.		10-Q	001-38902	4.5	August 2, 2023
4.15	Indenture, dated as of December 11, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	December 11, 2020
4.16	Form of Global Note, representing the Registrant’s 0% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	December 11, 2020
4.17	Indenture, dated as of August 12, 2021, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	August 12, 2021

4.18	Form of Global Note, representing the Registrant’s 4.50% Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	August 12, 2021
4.19	Supplemental Indenture, dated June 2, 2023, among the Registrant, Uber International Holding Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the Registrant’s 4.50% Senior Notes due 2029.		10-Q	001-38902	4.6	August 2, 2023
4.20	Indenture, dated as of November 24, 2023, by and between Uber Technologies, Inc. and U.S. Bank Trust Company National Association, as Trustee.		8-K	001-38902	4.1	November 24, 2023
4.21	Form of Global Note, representing Uber Technologies, Inc.’s 0.875% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	November 24, 2023
4.22	First Supplemental Indenture, dated as of November 24, 2023, by and between Uber Technologies, Inc. and U.S. Bank Trust Company National Association, as trustee.		8-K	001-38902	4.3	November 24, 2023
10.1	Amended and Restated 2010 Stock Plan and related forms of award agreements.		S-1	333-230812	10.1	April 11, 2019
10.2	Amended and Restated 2013 Equity Incentive Plan and related forms of award agreements.		S-1/A	333-230812	10.2	April 26, 2019
10.3	2019 Equity Incentive Plan and related forms of award agreements.		S-1	333-230812	10.3	April 11, 2019
10.4	2019 Employee Stock Purchase Plan.		S-1	333-230812	10.4	April 11, 2019
10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		S-1	333-230812	10.5	April 11, 2019
10.6	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers, effective as of November 2024.	X
10.7	2019 Executive Severance Plan.		S-1	333-230812	10.6	April 11, 2019
10.8	Amended and Restated 2019 Executive Severance Plan.		8-K	001-38902	10.2	June 30, 2023
10.9	Executive Bonus Plan.		S-1	333-230812	10.7	April 11, 2019
10.10	Director Compensation Policy and Stock Ownership Guidelines		10-Q	001-38902	10.2	August 4, 2022
10.11	RSU Conversion and Deferral Program for Directors.		10-Q	001-38902	10.1	May 5, 2022
10.12	Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, the Issuing Banks party thereto, and Morgan Stanley Senior Funding, Inc., dated June 26, 2015.		S-1	333-230812	10.14	April 11, 2019
10.13	Amendment No. 1 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated November 17, 2015.		S-1	333-230812	10.15	April 11, 2019
10.14	Amendment No. 2 to Revolving Credit Agreement, by and between the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated December 21, 2015.		S-1	333-230812	10.16	April 11, 2019
10.15	Joinder Agreement to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated March 21, 2016.		S-1	333-230812	10.17	April 11, 2019
10.16	Amendment No. 4 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated July 13, 2016.		S-1	333-230812	10.18	April 11, 2019

10.17	Amendment No. 5 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated June 13, 2018.	S-1	333-230812	10.19	April 11, 2019
10.18	Amendment No. 6 to Revolving Credit Agreement, by and among the Registrant, the Lenders party thereto, each Issuing Bank party thereto, and Morgan Stanley Senior Funding, Inc., dated October 25, 2018.	S-1	333-230812	10.20	April 11, 2019
10.19	Amendment No. 7 to Revolving Credit Agreement, by and among the Registrant, Rasier LLC, the Lenders party thereto, each Issuing Bank party thereto, and Morgan Stanley Senior Funding, Inc., dated June 5, 2020.	10-Q	001-38902	10.1	August 7, 2020
10.20	Amendment No. 8 to Revolving Credit Agreement, by and among the Registrant, Rasier LLC, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated December 24, 2021.	10-K	001-38902	10.17	February 24, 2022
10.21	Amendment No. 9 to Revolving Credit Agreement, dated April 4, 2022, by and among the Registrant, as borrower, Rasier, LLC, as guarantor, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	001-38902	10.1	April 5, 2022
10.22	Joinder Agreement, dated July 28, 2023, among the Registrant, Mizuho Bank Ltd., as an incremental revolving lender, Morgan Stanley Senior Funding, Inc., as administrative agent, and other parties thereto.	8-K	001-38902	10.1	August 1, 2023
10.23	Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated July 13, 2016.	S-1	333-230812	10.21	April 11, 2019
10.24	Amendment No. 1 to Term Loan Agreement, by and among the Registrant, the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., dated June 13, 2018.	S-1	333-230812	10.22	April 11, 2019
10.25	Amendment No. 2 to Term Loan Agreement, dated February 25, 2021, by and among the Registrant as Borrower, Rasier LLC as subsidiary guarantor, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders.	8-K	001-38902	10.1	March 1, 2021
10.26	Amendment No. 3 to Term Loan Agreement, dated March 3, 2023, by and among Uber Technologies, Inc. as borrower, Rasier, LLC as subsidiary guarantor, the lenders party thereto and Morgan Stanley Senior Funding Inc., as administrative agent for the lenders.	8-K	001-38902	10.1	March 3, 2023
10.27	Amendment No. 4 to Term Loan Agreement, dated March 14, 2023, by and among Uber Technologies, Inc. as borrower, Rasier, LLC as subsidiary guarantor, the lenders party thereto and Morgan Stanley Senior Funding Inc., as administrative agent for the lenders.	8-K	001-38902	10.1	March 14, 2023
10.28	Form of Capped Call Confirmation between Uber Technologies, Inc. and each option counterparty.	8-K	001-38902	10.1	November 24, 2023
10.29+	Google Maps Master Agreement, by and between the Registrant and Google LLC, dated July 13, 2020.	10-Q	001-38902	10.1	November 6, 2020
10.30+	Amendment to the Google Maps Master Agreement - Platform Rides and Deliveries Solution Service Schedule, by and between the Registrant and Google LLC, dated February 9, 2022	10-Q	001-38902	10.2	May 5, 2022
10.31+	Second Amendment to the Google Maps Master Agreement - Platform Rides and Deliveries Solution Service Schedule, dated June 15, 2023, among Google LLC and the Registrant.	10-Q	001-38902	10.1	August 2, 2023
10.32	Employment Agreement, by and between the Registrant and Dara Khosrowshahi, dated June 28, 2023.	8-K	001-38902	10.3	June 30, 2023
10.33	Employment Agreement, by and between the Registrant and Nelson Chai, dated April 9, 2019.	S-1	333-230812	10.30	April 11, 2019

10.34	Addendum to Employment Agreement, by and between the Registrant and Nelson Chai, dated September 1, 2019.		10-K	001-38902	10.29	March 2, 2020
10.35	Addendum to Employment Agreement, by and between the Registrant and Nelson Chai, dated February 28, 2020.		10-K	001-38902	10.30	March 2, 2020
10.36	Employment Agreement, by and between the Registrant and Nikki Krishnamurthy, dated April 9, 2019.		S-1	333-230812	10.32	April 11, 2019
10.37	Addendum to Employment Agreement, by and between the Registrant and Nikki Krishnamurthy, dated December 18, 2020.		10-K	001-38902	10.29	March 1, 2021
10.38‡	Form of employment agreement between the Registrant and its executive officers.		10-Q	001-38902	10.2	November 6, 2020
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	X
24.1	Power of Attorney (contained on signature page hereto).	X
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
		X
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Clawback Policy		8-K	001-38902	10.1	June 30, 2023
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

UBER TECHNOLOGIES, INC.

Date: February 15, 2024	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint Dara Khosrowshahi, Prashanth Mahendra-Rajah, and Tony West, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dara Khosrowshahi	Chief Executive Officer and Director	February 15, 2024
Dara Khosrowshahi	(Principal Executive Officer)

/s/ Prashanth Mahendra-Rajah	Chief Financial Officer	February 15, 2024
Prashanth Mahendra-Rajah	(Principal Financial Officer)

/s/ Glen Ceremony	Chief Accounting Officer and Global Corporate Controller	February 15, 2024
Glen Ceremony	(Principal Accounting Officer)

/s/ Ronald Sugar	Chairperson of the Board of Directors	February 15, 2024
Ronald Sugar

/s/ Revathi Advaithi	Director	February 15, 2024
Revathi Advaithi

/s/ Turqi Alnowaiser	Director	February 15, 2024
Turqi Alnowaiser

/s/ Ursula Burns	Director	February 15, 2024
Ursula Burns

/s/ Robert Eckert	Director	February 15, 2024
Robert Eckert

/s/ Amanda Ginsberg	Director	February 15, 2024
Amanda Ginsberg

/s/ Wan Ling Martello	Director	February 15, 2024
Wan Ling Martello

/s/ John Thain	Director	February 15, 2024
John Thain

/s/ David Trujillo	Director	February 15, 2024
David Trujillo

/s/ Alexander Wynaendts	Director	February 15, 2024
Alexander Wynaendts