Form 10-Q
period 2024-03-31
Uber Technologies, Inc
filed 2024-05-08
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of May 6, 2024 was 2,089,520,408.

UBER TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2023	As of March 31, 2024
Assets
Cash and cash equivalents	$4,680	$5,019
Short-term investments	727	744
Restricted cash and cash equivalents	805	808
Accounts receivable, net of allowance of $91 and $89, respectively	3,404	3,708
Prepaid expenses and other current assets	1,681	1,795
Total current assets	11,297	12,074
Restricted cash and cash equivalents	1,519	2,157
Restricted investments	4,779	4,812
Investments	6,101	5,587
Equity method investments	353	354
Property and equipment, net	2,073	2,033
Operating lease right-of-use assets	1,241	1,216
Intangible assets, net	1,425	1,335
Goodwill	8,151	8,089
Other assets	1,760	1,942
Total assets	$38,699	$39,599
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$790	$833
Short-term insurance reserves	2,016	2,082
Operating lease liabilities, current	190	184
Accrued and other current liabilities	6,458	6,894
Total current liabilities	9,454	9,993
Long-term insurance reserves	4,722	5,346
Long-term debt, net of current portion	9,459	9,457
Operating lease liabilities, non-current	1,550	1,520
Other long-term liabilities	832	784
Total liabilities	26,017	27,100
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	654	651
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,071,144 and 2,086,247 shares issued and outstanding, respectively	—	—
Additional paid-in capital	42,264	42,743
Accumulated other comprehensive loss	(421)	(437)
Accumulated deficit	(30,594)	(31,248)
Total Uber Technologies, Inc. stockholders' equity	11,249	11,058
Non-redeemable non-controlling interests	779	790
Total equity	12,028	11,848
Total liabilities, redeemable non-controlling interests and equity	$38,699	$39,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2024
Revenue	$8,823	$10,131
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5,259	6,168
Operations and support	640	685
Sales and marketing	1,262	917
Research and development	775	790
General and administrative	942	1,209
Depreciation and amortization	207	190
Total costs and expenses	9,085	9,959
Income (loss) from operations	(262)	172
Interest expense	(168)	(124)
Other income (expense), net	292	(678)
Loss before income taxes and income (loss) from equity method investments	(138)	(630)
Provision for income taxes	55	29
Income (loss) from equity method investments	36	(4)
Net loss including non-controlling interests	(157)	(663)
Less: net loss attributable to non-controlling interests, net of tax	—	(9)
Net loss attributable to Uber Technologies, Inc.	$(157)	$(654)
Net loss per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(0.08)	$(0.31)
Diluted	$(0.08)	$(0.32)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	2,009,557	2,078,467
Diluted	2,009,557	2,080,168
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2024
Net loss including non-controlling interests	$(157)	$(663)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(155)	(8)
Change in unrealized loss on investments in available-for-sale debt securities	—	(8)
Other comprehensive loss, net of tax	(155)	(16)
Comprehensive loss including non-controlling interests	(312)	(679)
Less: comprehensive loss attributable to non-controlling interests	—	(9)
Comprehensive loss attributable to Uber Technologies, Inc.	$(312)	$(670)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2022	$430	2,005,486	$—	$40,550	$(443)	$(32,767)	$734	$8,074
Exercise of stock options	—	1,208	—	5	—	—	—	5
Stock-based compensation	—	—	—	482	—	—	—	482
Issuance of common stock for settlement of RSUs	—	12,708	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(208)	—	(7)	—	—	—	(7)
Foreign currency translation adjustment	—	—	—	—	(155)	—	—	(155)
Net income (loss)	(11)	—	—	—	—	(157)	11	(146)
Balance as of March 31, 2023	$419	2,019,194	$—	$41,030	$(598)	$(32,924)	$745	$8,253

	Three Months Ended March 31, 2024
	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2023	$654	2,071,144	$—	$42,264	$(421)	$(30,594)	$779	$12,028
Exercise of stock options	—	2,421	—	18	—	—	—	18
Stock-based compensation	—	—	—	493	—	—	—	493
Issuance of common stock for settlement of RSUs	—	13,160	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(478)	—	(36)	—	—	—	(36)
Unrealized loss on investments in available-for-sale debt securities, net of tax	—	—	—	—	(8)	—	—	(8)
Foreign currency translation adjustment	(2)	—	—	—	(8)	—	—	(8)
Recognition of non-controlling interest upon capital investment	19	—	—	—	—	—	—	—
Net income (loss)	(20)	—	—	—	—	(654)	11	(643)
Other	—	—	—	4	—	—	—	4
Balance as of March 31, 2024	$651	2,086,247	$—	$42,743	$(437)	$(31,248)	$790	$11,848
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2024
Cash flows from operating activities
Net loss including non-controlling interests	$(157)	$(663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	207	194
Bad debt expense	20	26
Stock-based compensation	470	484
Deferred income taxes	10	(16)
Loss (income) from equity method investments, net	(36)	4
Unrealized (gain) loss on debt and equity securities, net	(320)	721
Impairments of goodwill, long-lived assets and other assets	67	—
Unrealized foreign currency transactions	83	150
Other	4	(59)
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	168	(422)
Prepaid expenses and other assets	(119)	(322)
Operating lease right-of-use assets	52	46
Accounts payable	(7)	46
Accrued insurance reserves	350	693
Accrued expenses and other liabilities	(142)	590
Operating lease liabilities	(44)	(56)
Net cash provided by operating activities	606	1,416
Cash flows from investing activities
Purchases of property and equipment	(57)	(57)
Purchases of non-marketable equity securities	—	(174)
Purchases of marketable securities	(846)	(2,029)
Proceeds from maturities and sales of marketable securities	500	2,030
Proceeds from sale of equity method investment	—	9
Other investing activities	4	(21)
Net cash used in investing activities	(399)	(242)
Cash flows from financing activities
Issuance of term loans and notes, net of issuance costs	1,121	—
Principal repayment on term loan and notes	(1,137)	(6)
Principal payments on finance leases	(40)	(42)
Other financing activities	(51)	(52)
Net cash used in financing activities	(107)	(100)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	16	(94)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	116	980
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	6,677	7,004
End of period	$6,793	$7,984

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$4,045	$5,019
Restricted cash and cash equivalents-current	897	808
Restricted cash and cash equivalents-non-current	1,851	2,157
Total cash and cash equivalents, and restricted cash and cash equivalents	$6,793	$7,984

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$157	$142
Income taxes, net of refunds	22	71
Non-cash investing and financing activities:
Finance lease obligations	120	2
Right-of-use assets obtained in exchange for lease obligations	12	25
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023, included in our Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of results for the full year.
In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), cash flows and the change in equity for the periods presented.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024 that have had a material impact on our condensed consolidated financial statements and related notes.
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
Recently Adopted Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. We adopted the ASU on January 1, 2024. The additional required disclosures did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statement disclosures.
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended March 31,
	2023	2024
Mobility revenue (1)	$4,330	$5,633
Delivery revenue (1)	3,093	3,214
Freight revenue	1,400	1,284
Total revenue	$8,823	$10,131
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.

	Three Months Ended March 31,
	2023	2024
United States and Canada ("US&CAN")	$5,132	$5,473
Latin America ("LatAm")	565	710
Europe, Middle East and Africa ("EMEA")	2,094	2,756
Asia Pacific ("APAC")	1,032	1,192
Total revenue	$8,823	$10,131
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
Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2023	March 31, 2024
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$253	$166
Commercial paper	288	308
Corporate bonds	181	265
Certificates of deposit	5	5
Short-term investments	$727	$744

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$4,426	$4,507
Commercial paper	17	30
Corporate bonds	77	86
Certificates of deposit	259	189
Restricted investments	$4,779	$4,812

Classified as investments:
Non-marketable equity securities:
Didi	$2,245	$2,176
Other (2)	329	542
Marketable equity securities:
Grab	1,806	1,683
Aurora (3)	1,425	919
Other	170	138
Note receivable from a related party (2)	126	129
Investments	$6,101	$5,587
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.
(2) These balances include certain investments recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.
(3) In connection with Aurora’s November 2021 initial public offering, we are subject to a lock-up agreement in which our ability to sell or transfer our shares in Aurora is partially restricted until November 2025.

Assets Measured at Fair Value on a Recurring Basis
The following table presents our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2023				As of March 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,153	$—	$—	$1,153	$1,377	$—	$—	$1,377
U.S. government and agency securities	—	4,840	—	4,840	—	5,026	—	5,026
Commercial paper	—	351	—	351	—	362	—	362
Corporate bonds	—	263	—	263	—	352	—	352
Certificates of deposit	—	266	—	266	—	194	—	194
Non-marketable equity securities	—	—	—	—	—	—	5	5
Marketable equity securities	3,401	—	—	3,401	2,740	—	—	2,740
Note receivable from a related party	—	—	126	126	—	—	129	129
Total financial assets	$4,554	$5,720	$126	$10,400	$4,117	$5,934	$134	$10,185
As of December 31, 2023 and March 31, 2024, the amortized cost of our debt securities measured at fair value on a recurring basis approximates fair value. We did not record any material unrealized gains or losses, or credit losses as of December 31, 2023 and March 31, 2024. The weighted-average remaining maturity of our debt securities was less than one year as of March 31, 2024.
During the three months ended March 31, 2024, we did not make any transfers into or out of Level 3 of the fair value hierarchy.
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
As of December 31, 2023 and March 31, 2024, our Level 3 non-marketable equity securities and note receivable from a related party primarily consist of common stock investments and convertible secured notes that may be converted into common or preferred stock in privately held companies without readily determinable fair values.
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

Financial Assets Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets measured and recorded at fair value on a recurring basis as of March 31, 2024, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Equity Securities	Note Receivable
Balance as of December 31, 2023	$—	$126
Change in fair value
Included in earnings	5	3
Balance as of March 31, 2024	$5	$129
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
Didi Investment
As of December 31, 2023 and March 31, 2024, we measured the fair value of our Didi investment based on the closing share price of the Didi American Depositary Shares on the over-the-counter market as an observable transaction for similar securities. During the three months ended March 31, 2023 and 2024, we recognized an unrealized gain of $357 million and an unrealized loss of $69 million, respectively, in other income (expense), net in our condensed consolidated statements of operations.
We did not record any other material unrealized or realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three months ended March 31, 2023 and 2024.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2023	March 31, 2024
Initial cost basis	$1,727	$1,933
Upward adjustments	1,960	1,964
Downward adjustments (including impairment)	(1,113)	(1,184)
Total carrying value at the end of the period	$2,574	$2,713
Note 4 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by segment for the three months ended March 31, 2024 (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2023	$2,337	$4,369	$1,445	$8,151
Foreign currency translation adjustment	(61)	(2)	1	(62)
Balance as of March 31, 2024	$2,276	$4,367	$1,446	$8,089

Intangible Assets
The components of intangible assets, net were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2023
Consumer, Merchant and other relationships	$1,800	$(697)	$1,103	8
Developed technology	890	(621)	269	5
Trade name, trademarks and other	154	(101)	53	4
Intangible assets	$2,844	$(1,419)	$1,425

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
March 31, 2024
Consumer, Merchant and other relationships	$1,791	$(742)	$1,049	8
Developed technology	889	(649)	240	5
Trade name, trademarks and other	146	(100)	46	4
Intangible assets	$2,826	$(1,491)	$1,335
Amortization expense for intangible assets subject to amortization was $94 million and $85 million for the three months ended March 31, 2023 and 2024, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2024 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2024	$206
2025	248
2026	186
2027	171
2028	127
Thereafter	395
Total	$1,333

Note 5 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2023	March 31, 2024	Effective Interest Rates	Maturities
2030 Refinanced Term Loans	1,986	1,980	8.3%	March 3, 2030
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	1,500	1,500	4.7%	August 15, 2029
2025 Convertible Notes	1,150	1,150	0.2%	December 15, 2025
2028 Convertible Note	1,725	1,725	1.1%	December 1, 2028
Total debt	9,561	9,555
Less: unamortized discount and issuance costs	(77)	(73)
Less: current portion of long-term debt	(25)	(25)
Total long-term debt	$9,459	$9,457
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
The 2030 Refinanced Term Loans have a maturity date of March 3, 2030. The interest rate for the 2030 Refinanced Term Loans is Secured Overnight Financing Rate (“SOFR”) subject to a floor of 0.00%, plus 2.75% per annum. The refinancing transactions qualified as both a debt modification and debt extinguishment. As a result, we recognized an immaterial loss on debt extinguishment during the three months ended March 31, 2023 in other income (expense), net, in our condensed consolidated statement of operations. The refinancing transactions resulted in: (i) $1.1 billion cash inflow from the issuance of the 2030 Refinanced Term Loans, net of issuance costs, from new lenders and additional principal from existing lenders; (ii) a $1.1 billion cash outflow of principal payments on the 2025 Refinanced Term Loan and 2027 Refinanced Term Loan to exiting lenders and lower principal from existing lenders. The cash inflow and cash outflow are recorded within cash flows from financing activities in our condensed statement of cash flows during three months ended March 31, 2023.
The 2030 Refinanced Term Loans are guaranteed by certain of our material domestic restricted subsidiaries. The 2030 Refinanced Term Loans agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of March 31, 2024. The loan is secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair value of our 2030 Refinanced Term Loans was $2.0 billion as of March 31, 2024 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
Holders of the 2025 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2025 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the 2025 Convertible Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events. On or after September 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
As of March 31, 2024, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
The initial conversion rate is 12.3701 shares of common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $80.84 per share of common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid special interest.
Upon conversion of the 2025 Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We may redeem for cash all or any portion of the notes, at our option if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
The indenture governing the 2025 Convertible Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
The fair value of our 2025 Convertible Notes was $1.3 billion as of March 31, 2024 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
Holders of the 2028 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2028 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the 2028 Convertible Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events. On or after September 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
As of March 31, 2024, none of the conditions permitting the holders of the 2028 Convertible Notes to convert their notes early had been met. Therefore, the 2028 Convertible Notes are classified as long-term.
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
The fair value of our 2028 Convertible Notes was $2.1 billion as of March 31, 2024 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
The initial cap price of the Capped Calls was approximately $95.81 per share, which represents a premium of 75% over the last reported sale price of our common stock of $54.75 on the New York Stock Exchange on November 20, 2023, and is subject to certain adjustments under the terms of the Capped Calls. The Capped Calls were included in additional paid-in capital in the condensed consolidated balance sheet as of December 31, 2023, with no remeasurement in subsequent periods as it meets the conditions for equity classification.
Senior Notes
The 2026, 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of March 31, 2024.
The following table presents the fair values of our Senior Notes as of March 31, 2024, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of March 31, 2024
2026 Senior Note	1,521
2027 Senior Note	1,231
2028 Senior Note	502
2029 Senior Note	1,427
Total	$4,681

The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long-term debt, for the three months ended March 31, 2023 and 2024 (in millions):

	Three Months Ended March 31,
	2023	2024
Contractual interest coupon	$147	$123
Amortization of debt discount and issuance costs	7	4
Total interest expense from long-term debt	$154	$127
Revolving Credit Arrangements
We have a revolving credit agreement initially entered into during 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). On April 4, 2022, we entered into an amendment to our Revolving Credit Facility to, among other things, (i) provide for approximately $2.2 billion of revolving credit commitments, (ii) extend the maturity date for the commitments and loans from June 13, 2023 to April 4, 2027, (iii) reduce the minimum liquidity covenant from $1.5 billion to $1.0 billion, (iv) replace the London Interbank Offered Rate (“LIBOR”) based interest rate with a SOFR based interest rate, and (v) make certain other changes to the negative covenants under the amended revolving credit agreement. The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. We were in compliance with all covenants in the Revolving Credit Facility as of March 31, 2024. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends.
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
As of March 31, 2024, there was no balance outstanding on the Revolving Credit Facility.
In February 2023, Uber Freight Holding Corporation (“Freight Holding”) entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding. As of March 31, 2024, there was no balance outstanding on Freight Holding’s revolving credit facility.
Letters of Credit
For purposes of securing obligations related to leases and other contractual obligations, we also maintain an agreement for letters of credit, which is collateralized by our Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2023 and March 31, 2024, we had letters of credit outstanding of $975 million and $1.2 billion, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $287 million and $378 million, respectively.

Note 6 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2023	March 31, 2024
Prepaid expenses	$400	$366
Other receivables	717	754
Other	564	675
Prepaid expenses and other current assets	$1,681	$1,795
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2023	March 31, 2024
Accrued legal, regulatory and non-income taxes	$1,044	$1,593
Accrued Drivers and Merchants liability	1,996	2,297
Accrued compensation and employee benefits	710	326
Income and other tax liabilities	684	675
Commitment to issue unsecured convertible notes in connection with Careem acquisition	128	128
Other	1,896	1,875
Accrued and other current liabilities	$6,458	$6,894
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2023	March 31, 2024
Deferred tax liabilities	$56	$38
Other	776	746
Other long-term liabilities	$832	$784
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2022	$(443)	$—	$(443)
Other comprehensive income (loss) before reclassifications	(155)	—	(155)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(155)	—	(155)
Balance as of March 31, 2023	$(598)	$—	$(598)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2023	$(426)	$5	$(421)
Other comprehensive income (loss) before reclassifications	(8)	(8)	(16)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(8)	(8)	(16)
Balance as of March 31, 2024	$(434)	$(3)	$(437)
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended March 31,
	2023	2024
Interest income	$87	$159
Foreign currency exchange losses, net	(94)	(164)
Unrealized gain (loss) on debt and equity securities, net (1)	320	(721)
Other, net	(21)	48
Other income (expense), net	$292	$(678)
(1) During the three months ended March 31, 2023, unrealized gain on debt and equity securities, net primarily represents changes in the fair value of our equity securities, primarily including: a $357 million unrealized gain on our Didi investment and a $54 million unrealized gain on our Aurora investment, partially offset by a $113 million unrealized loss on our Grab investment.
During the three months ended March 31, 2024, unrealized loss on debt and equity securities, net primarily represents changes in the fair value of our equity securities, primarily including: a $505 million unrealized loss on our Aurora investment, a $123 million unrealized loss on our Grab investment, and a $69 million unrealized loss on our Didi investment.

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
Stock Option and SAR Activity
A summary of stock option and SAR activity for the three months ended March 31, 2024 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2023	123	12,641	$20.03	2.79	$535
Granted	—	227	$81.03
Exercised	(67)	(2,403)	$8.23
Canceled and forfeited	—	(484)	$34.68
As of March 31, 2024	56	9,981	$23.44	2.70	$538
Vested and expected to vest as of March 31, 2024	56	8,777	$21.40	2.22	$491
Exercisable as of March 31, 2024	56	8,777	$21.40	2.22	$491
RSU Activity
The following table summarizes the activity related to our RSUs for the three months ended March 31, 2024 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	90,827	$34.49
Granted	22,693	$76.02
Vested	(13,170)	$35.17
Canceled and forfeited	(2,783)	$35.80
Unvested and outstanding as of March 31, 2024	97,567	$44.17
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended March 31,
	2023	2024
Operations and support	$38	$67
Sales and marketing	24	21
Research and development	290	299
General and administrative	118	97
Total	$470	$484
As of March 31, 2024, there was $4.2 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.96 years.

The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements were not material during the three months ended March 31, 2023 and 2024, respectively.
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
Note 8 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $55 million and $29 million for the three months ended March 31, 2023 and 2024, respectively. During the three months ended March 31, 2023, the income tax expense was primarily driven by our foreign operations. During the three months ended March 31, 2024, the income tax expense was primarily driven by our foreign operations, offset by the deferred U.S. tax impact related to our investment in Aurora. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on our U.S. and Netherlands' deferred tax assets and foreign tax rate differences.
During the three months ended March 31, 2024, the amount of gross unrecognized tax benefits increased by $75 million, of which approximately $3 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $72 million of unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are also under routine examination by federal, various state and foreign tax authorities. We believe that adequate amounts have been reserved in these jurisdictions. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state or foreign tax authorities to the extent utilized in a future period. For our major tax jurisdictions, the tax years 2007 through 2024 remain open; the major tax jurisdictions are the U.S., Brazil, Netherlands, and the United Kingdom (“UK”).
Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Any changes to unrecognized tax benefits recorded as of March 31, 2024 that are reasonably possible to occur within the next 12 months are not expected to be material.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through March 31, 2024. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
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
Release of the valuation allowance would result in the recognition of net deferred tax assets on our consolidated balance sheet and would result in an income tax benefit in the period the release is recorded.
Note 9 – Net Income (Loss) Per Share

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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended March 31,
	2023	2024
Basic net loss per share:
Numerator
Net loss including non-controlling interests	$(157)	$(663)
Net loss attributable to non-controlling interests, net of tax	—	(9)
Net loss attributable to common stockholders	$(157)	$(654)
Denominator
Basic weighted-average common stock outstanding	2,009,557	2,078,467
Basic net loss per share attributable to common stockholders (1)	$(0.08)	$(0.31)
Diluted net loss per share:
Numerator
Net loss attributable to common stockholders	$(157)	$(654)
Assumed net loss attributable to Uber Technologies, Inc. upon redemption of Freight Holding convertible common shares, non-controlling interest	—	(16)
Diluted net loss attributable to common stockholders	$(157)	$(670)
Denominator
Number of shares used in basic net loss per share computation	2,009,557	2,078,467
Weighted-average effect of potentially dilutive securities:
Assumed redemption of Freight Holding convertible common shares, non-controlling interest	—	1,701
Diluted weighted-average common stock outstanding	2,009,557	2,080,168
Diluted net loss per share attributable to common stockholders (1)	$(0.08)	$(0.32)
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended March 31,
	2023	2024
Freight Series A contingently redeemable preferred stock	25,017	10,594
RSUs	134,524	97,567
Stock options	19,219	9,981
Common stock subject to repurchase	2,219	28
Shares committed under ESPP	3,266	2,589
Warrants to purchase common stock	73	73
Convertible notes	16,996	2,321
Total	201,314	123,153

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
The following table provides information about our segments and a reconciliation of total Segment Adjusted EBITDA to income (loss) from operations (in millions):

	Three Months Ended March 31,
	2023	2024
Segment Adjusted EBITDA:
Mobility	$1,060	$1,479
Delivery	288	528
Freight	(23)	(21)
Total Segment Adjusted EBITDA	1,325	1,986
Reconciling items:
Corporate G&A and Platform R&D (1)	(564)	(604)
Depreciation and amortization	(207)	(190)
Stock-based compensation expense	(470)	(484)
Legal, tax, and regulatory reserve changes and settlements (2)	(250)	(527)
Goodwill and asset impairments/loss on sale of assets	(67)	3
Acquisition, financing and divestitures related expenses	(8)	(5)
Gain on lease arrangement, net	1	—
Restructuring and related charges	(22)	(7)
Income (loss) from operations	$(262)	$172
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
Note 11 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2023 and March 31, 2024, we had recorded aggregate liabilities of $1.0 billion and $1.6 billion, respectively, of which $336 million and $238 million, respectively, relate to non-income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. The parties petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. The case had been stayed pending appeal of the denial of a motion to compel arbitration, however the California Supreme Court denied review on January 17, 2024, and the case was remitted back to the Superior Court on January 29, 2024 for further proceedings. The case remains stayed. We intend to continue to vigorously defend ourselves. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.

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
On March 13, 2023, the California Court of Appeal overturned the lower court’s ruling that Proposition 22 is unconstitutional, which means that Proposition 22 remains in effect. Service Employees International Union has petitioned the California Supreme Court for review. The California Supreme Court granted review on June 28, 2023, and has yet to schedule oral argument. We expect a decision in 2024.
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. Trial has been set for May 13, 2024. The ultimate resolution of the matter is uncertain and the amount accrued for the matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2024.
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
On June 3, 2022, the Federal Tribunal issued two rulings by which both Drivers and Couriers in the Canton of Geneva are classified as employees of Uber B.V., Uber Portier B.V. and Uber Switzerland GmbH. Following the ruling of the Federal Tribunal on Eats, we received an injunction of payment from the Social Security authorities that states that couriers shall be considered employees for social security purposes since the launch of Uber Eats. We reached a settlement with the Canton of Geneva on Mobility with regards to social security implications.
On October 2, 2023, the Swiss Federal Tax authorities ruled that Drivers are independent contractors for VAT purposes, based on the changes implemented in the App since 2020. This decision will be used to support the Company’s position in the Social Security proceedings.
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2024.
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
The NJ DOL has initiated an audit for the period of 2019 through the second quarter of 2023. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2024.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period. In 2022, we received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for the years 2018 - 2020 covering couriers who used the Postmates platform and received an assessment in June 2023. We are in the process of appealing the assessment. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2024.
Other Matters
IPO Securities Litigation
Beginning in September 2019, putative class actions were filed in California state and federal courts against us, our directors, certain of our officers, and the underwriters named in our IPO registration statement, alleging violations of securities laws in connection with our May 2019 IPO. Following dismissal of certain matters, the remaining actions have been consolidated in the Northern District of California, which granted Plaintiffs’ motion for class certification in July 2022. On April 24, 2024, the parties informed the court that they are negotiating a settlement agreement, and the court stayed the litigation. Within 60 calendar days, Plaintiffs will file a settlement agreement with the court, as well as a motion for preliminary approval, or, if a settlement is not reached, the parties will propose updated deadlines to resume the litigation. Separately, a shareholder filed a follow-on derivative action on behalf of the Company, against the same officers and directors, and that matter has been stayed since February 2021. The ultimate resolution of these matters is uncertain and the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2024.
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
We have received multiple assessments from the HMRC disputing our application of VAT Order 1987 application for the period of March 2022 to September 2023, totaling approximately $981 million (£781 million) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
The payments made in 2023 and 2024 are recorded as a receivable in other assets on our condensed consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to this matter and will be required to pay the assessments in order to continue with the appeals process. Any payments are expected to decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal.

Brazil
In May 2023, we received an assessment for 2019 and 2020 Driver social security contributions from the Brazilian Federal Revenue Bureau (“FRB”). We are contesting the assessment and we filed our administrative appeal with the FRB in June 2023. In April 2024, we received a positive decision from the FRB. This decision and the subsequent decision can be appealed at multiple levels by the FRB or Uber. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
Other Legal and Regulatory Matters
We have been or are currently subject to various government inquiries and investigations surrounding the legality of certain of our business practices, compliance with antitrust, anti-bribery and anti-corruption laws (including the Foreign Corrupt Practices Act) and other global regulatory requirements, labor laws, securities laws, data protection and privacy laws, consumer protection laws, environmental laws, and the infringement of certain intellectual property rights. We are investigating many of these matters and are implementing a number of recommendations to our managerial, operational and compliance practices, as well as strengthening our overall governance structure. In many cases, we are unable to predict the outcomes and implications of these inquiries and investigations on our business, which could be time consuming, costly to investigate, and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact our business, reputation, financial condition, and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
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
Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2023 and March 31, 2024 were $3.5 billion and $3.5 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2023 and March 31, 2024 were $755 million and $786 million, respectively.
Uber Freight Holding Corporation
As of March 31, 2024, we own the majority of the issued and outstanding capital stock of Uber Freight Holding Corporation (“Freight Holding”) and report a non-controlling interest as further described in Note 13 – Non-Controlling Interests.
In February 2023, Freight Holding entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding and is considered non-recourse to us. As of March 31, 2024, there was no balance outstanding on Freight Holding’s revolving credit facility.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amounts of both assets and liabilities recognized on the condensed consolidated balance sheets related to unconsolidated VIEs were $575 million and $550 million as of December 31, 2023 and March 31, 2024, respectively. As of December 31, 2023 and March 31, 2024 our maximum exposure to loss was $686 million and $661 million, respectively. Our maximum exposure to loss includes the carrying amounts of assets and liabilities recognized on our condensed consolidated balance sheets related to the unconsolidated VIEs as well as an immaterial financial guarantee.
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
Moove
On February 12, 2021 (the “Moove Closing Date”), we entered into and completed a series of agreements with Garment Investments S.L. dba Moove (“Moove”), a vehicle fleet operator in Spain. The series of agreements included (i) an equity investment, through preferred shares, in which Uber acquired a 30% minority interest in Moove from its current shareholders at closing and up to approximately $185 million contingent on future performance of Moove and certain other conditions through the eighth anniversary of the agreement, (ii) a term loan of $213 million to Moove, due February 2026, and (iii) a commercial partnership agreement. Also included in the agreements is an option for us to purchase common stock of Moove at fair value, beginning two years after the Moove Closing Date. As of March 31, 2024, we have not exercised this option. After this series of agreements, Moove is considered a related party.
In February 2023, we entered into a settlement and amendment agreement (“Moove Settlement”) with Moove, a related party, to settle certain contingent considerations agreements. As a result of the Moove Settlement, we made an immaterial payment to Moove. The remaining contingent liability was recorded within accrued and other current liabilities on our condensed consolidated balance sheet and was not material. The contingent liability was paid in January 2024.
Our equity investment in Moove, through preferred shares, is accounted for as an investment in non-marketable equity securities included in investments on our condensed consolidated balance sheets. The term loan, of $278 million as of March 31, 2024, is accounted for as a loan receivable, carried at amortized cost, and included in other assets on our condensed consolidated balance sheets. Refer to Note 3 – Investments and Fair Value Measurement, Assets Measured at Fair Value on a Non-Recurring Basis, for additional information regarding our non-marketable equity securities.
Moove is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Moove’s economic risks and rewards through the related carrying amount of assets and liabilities and any financial guarantees, which represent variable interests.
Note 13 – Non-Controlling Interests
Freight Holding
As of both December 31, 2023 and March 31, 2024, we owned 74% of the issued and outstanding capital stock of our subsidiary Freight Holding, or 72% on a fully-diluted basis if all common shares reserved for issuance under our Freight Holding employee incentive plan were issued and outstanding. The minority stockholders of Freight Holding include: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) employees who hold fully vested shares.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within thirty days. As of December 31, 2023 and March 31, 2024, the liability related to the supplier financing program was immaterial and the amounts are included within accounts payable on the condensed consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2023 Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q.
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
In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Estimates” and Note 1 in the section titled “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Financial and Operational Highlights

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	130	149	15%
Trips (2)	2,124	2,572	21%
Gross Bookings (2)	$31,408	$37,651	20%	21%
Revenue	$8,823	$10,131	15%	15%
Income (loss) from operations	$(262)	$172	**
Net loss attributable to Uber Technologies, Inc.	$(157)	$(654)	**
Adjusted EBITDA (1), (2)	$761	$1,382	82%
Net cash provided by operating activities	$606	$1,416	134%
Free cash flow (1)	$549	$1,359	148%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
** Percentage not meaningful.
Highlights for the First Quarter 2024
In the first quarter of 2024, our MAPCs were 149 million, growing 15% compared to the same period in 2023.
Overall Gross Bookings increased to $37.7 billion in the first quarter of 2024, up 20%, or 21% on a constant currency basis, compared to the same period in 2023. Mobility Gross Bookings grew 26% year-over-year, on a constant currency basis primarily due to an increase in Trip volumes. Delivery Gross Bookings grew 17% year-over-year, on a constant currency basis, primarily driven by an increase in delivery orders and higher basket sizes. Freight Gross Bookings decreased 9% year-over-year, on a constant currency basis, due to lower revenue per load as a result of the challenging freight market cycle.
Revenue was $10.1 billion, up 15% year-over-year, primarily attributable to an increase in Gross Bookings of 20%. The increase in Gross Bookings was primarily driven by an increase in Mobility Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $328 million and $414 million across Mobility and Delivery, respectively.
Net loss attributable to Uber Technologies, Inc. was $654 million, which includes the unfavorable impact of a pre-tax unrealized loss on debt and equity securities, net of $721 million primarily related to a $505 million unrealized loss on our Aurora investment, a $123 million unrealized loss on our Grab investment, and a $69 million unrealized loss on our Didi investment.
Adjusted EBITDA was $1.4 billion, up $621 million compared to the same period in 2023. Mobility Adjusted EBITDA profit was $1.5 billion, up $419 million compared to the same period in 2023. Delivery Adjusted EBITDA profit was $528 million, up $240 million compared to the same period in 2023. These increases were partially offset by a $40 million increase in Corporate G&A and Platform R&D costs, year-over-year.
We ended the quarter with $5.8 billion in unrestricted cash, cash equivalents and short-term investments.
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

For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Revenue Recognition” as well as “Note 1 – Description of Business and Summary of Significant Accounting Policies - Revenue Recognition,” and “Note 2 – Revenue” to our audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2023 and Note 2 – Revenue in this Quarterly Report in Form 10-Q.
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
We would expect operations and support expenses to vary from period to period on an absolute dollar basis, but decrease as a percentage of revenue as we become more efficient in supporting platform users.
Sales and Marketing
Sales and marketing expenses primarily consist of advertising costs, product marketing costs, consumer discounts, promotions, credits and refunds provided to end-users who are not customers, compensation costs, including stock-based compensation to sales and marketing employees, and the allocation of certain corporate costs. We expense advertising and other promotional expenditures as incurred.
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
We would expect research and development expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue as we continue to invest in research and development activities relating to ongoing improvements to and maintenance of our platform offerings and other research and development programs.
General and Administrative
General and administrative expenses primarily consist of compensation costs, including stock-based compensation, for executive management and administrative employees, including finance and accounting, human resources, policy and communications, legal, and certain impairment charges, as well as allocation of certain corporate costs, occupancy, and general corporate insurance costs. General and administrative expenses also include certain legal-related accruals and expenses.
We would expect general and administrative expenses to vary from period to period on an absolute dollar basis, but decrease as a percentage of revenue as we achieve improved fixed cost leverage and efficiencies in our internal support functions.
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
Release of the valuation allowance would result in the recognition of net deferred tax assets on our consolidated balance sheet and would result in an income tax benefit in the period the release is recorded.
In addition, the Organisation for Economic Co-operation and Development (“OECD”) has led international efforts among approximately 140 countries and taxing jurisdictions to propose and implement changes to numerous long-standing tax principles, including a framework that imposes a minimum tax rate of 15% in each taxing jurisdiction. Under this guidance, we will be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under these rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of these rules by individual countries and the potential impact on our business. We expect the provisions effective in 2024 to have an insignificant impact on our tax obligations for 2024.
Income (Loss) from Equity Method Investments
Income (loss) from equity method investments primarily includes the results of our share of income or loss from our equity method investments.
Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended March 31,
	2023	2024

Revenue	$8,823	$10,131
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5,259	6,168
Operations and support	640	685
Sales and marketing	1,262	917
Research and development	775	790
General and administrative	942	1,209
Depreciation and amortization	207	190
Total costs and expenses	9,085	9,959
Income (loss) from operations	(262)	172
Interest expense	(168)	(124)
Other income (expense), net	292	(678)
Loss before income taxes and income (loss) from equity method investments	(138)	(630)
Provision for income taxes	55	29
Income (loss) from equity method investments	36	(4)
Net loss including non-controlling interests	(157)	(663)
Less: net loss attributable to non-controlling interests, net of tax	—	(9)
Net loss attributable to Uber Technologies, Inc.	$(157)	$(654)
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended March 31,
	2023	2024

Revenue	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	60%	61%
Operations and support	7%	7%
Sales and marketing	14%	9%
Research and development	9%	8%
General and administrative	11%	12%
Depreciation and amortization	2%	2%
Total costs and expenses	103%	98%
Income (loss) from operations	(3)%	2%
Interest expense	(2)%	(1)%
Other income (expense), net	3%	(7)%
Loss before income taxes and income (loss) from equity method investments	(2)%	(6)%
Provision for income taxes	1%	—%
Income (loss) from equity method investments	—%	—%
Net loss including non-controlling interests	(2)%	(7)%
Less: net loss attributable to non-controlling interests, net of tax	—%	—%
Net loss attributable to Uber Technologies, Inc.	(2)%	(6)%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three months ended March 31, 2024 compared to the same period in 2023.

Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

Revenue	$8,823	$10,131	15%
Revenue increased $1.3 billion, or 15%, primarily attributable to an increase in Gross Bookings of 20%. The increase in Gross Bookings was primarily driven by an increase in Mobility Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $328 million and $414 million across Mobility and Delivery, respectively.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

Cost of revenue, exclusive of depreciation and amortization	$5,259	$6,168	17%
Percentage of revenue	60%	61%
Cost of revenue, exclusive of depreciation and amortization, increased $909 million, or 17%, mainly due to a $337 million increase in insurance expense primarily due to an increase in miles driven in our Mobility business, a $329 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings, and a $178 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets.
Operations and Support

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

Operations and support	$640	$685	7%
Percentage of revenue	7%	7%
Operations and support expenses increased $45 million, or 7%, primarily attributable to a $29 million increase in stock-based compensation, a $16 million increase in employee headcount costs, and a $7 million increase in external contractor expenses, partially offset by a $11 million decrease in driver background check costs.
Sales and Marketing

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

Sales and marketing	$1,262	$917	(27)%
Percentage of revenue	14%	9%
Sales and marketing expenses decreased $345 million, or 27%, primarily attributable to a $335 million decrease in consumer discounts, promotions, credits and refunds to $306 million compared to $641 million in the same period in 2023. The decrease in consumer discounts, promotions, credits and refunds is primarily attributed to business model changes in some countries that classified certain sales and marketing costs as contra revenue totaling $742 million, partially offset by a $407 million increase in consumer discounts, promotions, credits and refunds spend globally.
Research and Development

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

Research and development	$775	$790	2%
Percentage of revenue	9%	8%
Research and development expenses increased $15 million, or 2%, primarily attributable to a $9 million increase stock-based compensation and an $8 million increase in employee headcount costs.

General and Administrative

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

General and administrative	$942	$1,209	28%
Percentage of revenue	11%	12%
General and administrative expenses increased $267 million, or 28%, primarily attributable to a $303 million increase in legal-related accruals and expenses, partially offset by a $45 million decrease in employee headcount costs.
Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

Depreciation and amortization	$207	$190	(8)%
Percentage of revenue	2%	2%
Depreciation and amortization expenses decreased $17 million, or 8%, primarily attributable to a $21 million decrease in amortization expenses due to various acquired intangible assets becoming fully amortized in 2023.
Interest Expense

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

Interest expense	$(168)	$(124)	(26)%
Percentage of revenue	(2)%	(1)%
Interest expense decreased by an immaterial amount.
Other Income (Expense), Net

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

Interest income	$87	$159	83%
Foreign currency exchange gains (losses), net	(94)	(164)	(74)%
Unrealized gain (loss) on debt and equity securities, net	320	(721)	**
Other, net	(21)	48	**
Other income (expense), net	$292	$(678)	**
Percentage of revenue	3%	(7)%
** Percentage not meaningful.
Interest income increased by $72 million primarily attributable to a larger investment portfolio and higher yields compared to the same period in 2023.
Unrealized gain (loss) on debt and equity securities, net decreased by $1.0 billion primarily due to changes in the fair value of our equity securities. In the first quarter of 2023, unrealized gain on debt and equity securities, net, primarily includes: a $357 million unrealized gain on our Didi investment and a $54 million unrealized gain on our Aurora investment, partially offset by a $113 million unrealized loss on our Grab investment.
In the first quarter of 2024, unrealized loss on debt and equity securities, net, primarily includes: a $505 million unrealized loss on our Aurora investment, a $123 million unrealized loss on our Grab investment, and a $69 million unrealized loss on our Didi investment. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

Provision for income taxes	$55	$29	(47)%
Effective tax rate	(40)%	(5)%
Provision for income taxes decreased by $26 million primarily due to the deferred U.S. tax impact related to our investment in Aurora.
Income (loss) from Equity Method Investments

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

Income (loss) from equity method investments	$36	$(4)	**
Percentage of revenue	—%	—%
** Percentage not meaningful.
Income (loss) from equity method investments decreased by an immaterial amount.
Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 10 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

Mobility	$4,330	$5,633	30%
Delivery	3,093	3,214	4%
Freight	1,400	1,284	(8)%
Total revenue	$8,823	$10,131	15%
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

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

Mobility	$1,060	$1,479	40%
Delivery	288	528	83%
Freight	(23)	(21)	9%
Corporate G&A and Platform R&D (1)	(564)	(604)	(7)%
Adjusted EBITDA (2)	$761	$1,382	82%
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
Mobility Segment
For the three months ended March 31, 2024 compared to the same period in 2023, Mobility revenue increased $1.3 billion, or 30%, and Mobility Adjusted EBITDA profit increased $419 million, or 40%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 25%, driven by an increase in Trip volumes. The increase in Mobility revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $328 million.
Mobility Adjusted EBITDA profit increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $337 million increase in insurance expense primarily due to an increase in miles driven and a $329 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization.
Delivery Segment
For the three months ended March 31, 2024 compared to the same period in 2023, Delivery revenue increased $121 million, or 4%, and Delivery Adjusted EBITDA profit increased $240 million, or 83%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 18%, driven by an increase in delivery orders and higher basket sizes. The increase in Delivery revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $414 million.
Delivery Adjusted EBITDA profit increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $178 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization and a $68 million increase in insurance expense primarily due to an increase in miles driven.
Freight Segment
For the three months ended March 31, 2024 compared to the same period in 2023, Freight revenue decreased $116 million, or 8%, and Freight Adjusted EBITDA increased $2 million, or 9%.
Freight revenue decreased primarily attributable to a decrease in Freight Gross Bookings due to lower revenue per load as a result of the challenging freight market cycle.
Freight Adjusted EBITDA loss decreased primarily attributable to a $108 million decrease in Freight Carrier payments recorded in cost of revenue, exclusive of depreciation and amortization, partially offset by a $116 million decrease in Freight revenue.
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

	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024

Mobility	$13,364	$13,684	$14,894	$14,981	$16,728	$17,903	$19,285	$18,670
Delivery	13,876	13,684	14,315	15,026	15,595	16,094	17,011	17,699
Freight	1,838	1,751	1,540	1,401	1,278	1,284	1,279	1,282
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net loss attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended March 31,
(In millions, except percentages)	2023	2024	% Change

Adjusted EBITDA	$761	$1,382	82%
Three Months Ended March 31, 2024 Compared with the Same Period in 2023
Adjusted EBITDA profit was $1.4 billion, improving $621 million from an Adjusted EBITDA profit of $761 million from the same period in 2023. The improvement was primarily attributable to a $419 million increase in Mobility Adjusted EBITDA profit and a $240 million improvement in Delivery Adjusted EBITDA profit, partially offset by a $40 million increase in Corporate G&A and Platform R&D costs.
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
 The following table presents a reconciliation of net loss attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(In millions)	2023	2024

Adjusted EBITDA reconciliation:

Net loss attributable to Uber Technologies, Inc.	$(157)	$(654)
Add (deduct):
Net loss attributable to non-controlling interests, net of tax	—	(9)
Provision for income taxes	55	29
(Income) loss from equity method investments	(36)	4
Interest expense	168	124
Other (income) expense, net	(292)	678
Income (loss) from operations	(262)	172
Add (deduct):
Depreciation and amortization	207	190
Stock-based compensation expense	470	484
Legal, tax, and regulatory reserve changes and settlements	250	527
Goodwill and asset impairments/loss on sale of assets	67	(3)
Acquisition, financing and divestitures related expenses	8	5
Gain on lease arrangement, net	(1)	—
Restructuring and related charges	22	7
Adjusted EBITDA	$761	$1,382
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
Free Cash Flow

We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended March 31,
(In millions)	2023	2024
Free cash flow reconciliation:

Net cash provided by operating activities	$606	$1,416
Purchases of property and equipment	(57)	(57)
Free cash flow	$549	$1,359

Liquidity and Capital Resources

	Three Months Ended March 31,
(In millions)	2023	2024

Net cash provided by operating activities	$606	$1,416
Net cash used in investing activities	(399)	(242)
Net cash used in financing activities	(107)	(100)
Operating Activities
Net cash provided by operating activities was $1.4 billion for the three months ended March 31, 2024, primarily consisting of $663 million of net loss, adjusted for certain non-cash items, which primarily included: $721 million in unrealized losses on debt and equity securities, net; $484 million of stock-based compensation expense; and $194 million of depreciation and amortization expense. In addition, cash consumed by working capital decreased by $575 million. The decrease in cash consumed by working capital was primarily driven by an increase in our accrued insurance reserves and accrued expenses and other liabilities, partially offset by an increase in accounts receivable and prepaid expenses and other assets.
Net cash provided by operating activities was $606 million for the three months ended March 31, 2023, primarily consisting of $157 million of net loss, adjusted for certain non-cash items, which primarily included: $470 million of stock-based compensation expense; $320 million in unrealized gains on debt and equity securities, net; and $207 million of depreciation and amortization expense as well as a $258 million decrease in cash consumed by working capital. The decrease in cash consumed by working capital was primarily driven by an increase in our accrued insurance reserves and a decrease in accounts receivable, partially offset by a decrease in accrued expenses and other current liabilities.
Investing Activities
Net cash used in investing activities was $242 million for the three months ended March 31, 2024, primarily consisting of purchases of marketable securities of $2.0 billion, purchases of non-marketable equity securities of $174 million, and $57 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $2.0 billion.
Net cash used in investing activities was $399 million for the three months ended March 31, 2023, primarily consisting of purchases of marketable securities of $846 million, and $57 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $500 million.
Financing Activities
Net cash used in financing activities was $100 million for the three months ended March 31, 2024, primarily consisting of $42 million of principal payments of finance leases.
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
Other Information
As of March 31, 2024, $2.6 billion of our $5.0 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities. We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of March 31, 2024, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.

Non-Income Tax Matters
As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK is a merchant of transportation and is required to remit VAT. Uber UK is remitting VAT under the Value Added (Tour Operators) Order 1987 (“VAT Order 1987”), which allows for VAT remittance on a calculated margin, rather than on Gross Bookings.
We have received multiple assessments from the HMRC disputing our application of VAT Order 1987 application for the period of March 2022 to September 2023, totaling approximately $981 million (£781 million) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments. The payments are recorded as a receivable because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to prior or future periods, which we will be required to pay in order to continue with the appeals process. Any payments are expected to decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal.
Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated. As of March 31, 2024, there have been no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our exposures to market risk for changes in interest rates relate primarily to our 2030 Refinanced Term Loans. The 2030 Refinanced Term Loans represent floating rate notes and are carried at amortized cost. Therefore, fluctuations in interest rates will impact our condensed consolidated financial statements. The interest rate for the 2030 Refinanced Term Loans is SOFR subject to a floor of 0.00%, plus 2.75% per annum. There is no cap on the interest rate associated with the 2030 Refinanced Term Loans. A rising interest rate environment will increase the amount of interest paid on the 2030 Refinanced Term Loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $212 million as of March 31, 2024.
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

Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $7.0 billion and $8.0 billion as of December 31, 2023 and March 31, 2024, respectively. Marketable debt securities classified as restricted investments and short-term investments totaled $5.6 billion as of March 31, 2024. As of March 31, 2024, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held affiliates and public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held affiliates and recently public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of March 31, 2024, the carrying value of our investments was $5.9 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 11 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 11 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended March 31, 2024 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 11 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
Legal Proceedings That Are Not Described in Note 11 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 11 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended March 31, 2024 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Australia Class Actions
In May 2019, an Australian law firm filed a class action in the Supreme Court of Victoria, Australia, against us and certain of our subsidiaries, on behalf of certain participants in the taxi, hire-car, and limousine industries. The plaintiff alleges that the Uber entities conspired to injure the group members during the period 2014 to 2017 by either directly breaching transport legislation or commissioning offenses against transport legislation by UberX Drivers in Australia. The claim alleges, in effect, that these operations caused loss and damage to the class representative and class members, including lost income and decreased value of certain taxi licenses. In March, April and October 2020, the same Australian law firm filed four additional class action lawsuits alleging the same claim. In March 2024, the class action was settled with no admission of liability by Uber. Such settlement is pending court approval.
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
•We have incurred significant losses, including in the United States and other major markets. We expect our operating expenses to increase in the foreseeable future, and we may not achieve or maintain profitability.
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
•Cyberattacks, including computer malware, ransomware, viruses, denial of service attacks, account takeovers, spamming, and phishing attacks could harm our reputation, business, and operating results.
•Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the tools and data sets used, and/or a complex, developing regulatory environment.
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
In addition, if we are required to classify Drivers as employees, workers or quasi-employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Estimates” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2023.

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
As a result of certain divestitures, we are contractually restricted from competing with our current or former minority-owned entities with respect to certain aspects of our business, including in Russia/CIS through February 2025, Southeast Asia through one year after we dispose of all interests in Grab, and the Middle East, North Africa and Pakistan through two years after we dispose of all interests in Careem Technologies, while our minority-owned entities are not necessarily restricted from competing with us anywhere in the world. As our current and former minority-owned entities continue to expand their businesses, they may in the future compete with us in additional geographic markets. In addition, we are contractually restricted from competing with some of our majority-owned entities with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage.
Additionally, if we are unable to obtain regulatory approval of any acquisitions, we may not ultimately consummate such acquisitions or may consummate them only in jurisdictions where antitrust approval is obtained. Further, in order to obtain regulatory approval of acquisitions, we may be required to divest all or part of our or the target company’s operations or agree to other remedies. Any such remedies could result in additional competition in some or all markets.
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
We have incurred significant losses, including in the United States and other major markets. We expect our operating expenses to increase in the foreseeable future, and we may not achieve or maintain profitability.
We incurred operating losses of $3.8 billion and $1.8 billion in the years ended December 31, 2021 and 2022, respectively, and, as of March 31, 2024, we had an accumulated deficit of $31.2 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve or maintain profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may continue to incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Revenue Margin. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative Revenue Margin with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem, Postmates or other acquired companies, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
In 2022, we released a second safety report, which provides the public with data related to reports of sexual assaults and other critical safety incidents claimed to have occurred on our platform in the United States. Public responses to our safety reports or any future safety reports or similar public reporting of safety incidents claimed to have occurred on our platform, which may include disclosure of reports provided to regulators and other government authorities, as well as public responses to any third party assessments of our civil rights impact, may continue to result in positive and negative media coverage and increased regulatory scrutiny and could adversely affect our reputation with platform users. Further unfavorable media coverage and negative publicity could adversely impact our financial results and future prospects. As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our various platform offerings. Additionally, some of our acquired and majority-owned companies, including Careem, Postmates and Cornershop, have or will continue to use their own brands and/or operate their own apps in parallel with our brand and apps, and any damage or reputational harm to their brands could adversely impact our brand and reputation.
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
As our operations have expanded, we have grown from 159 employees as of December 31, 2012 to approximately 30,700 global employees as of March 31, 2024, of whom approximately 17,600 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
Further, we may be subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by Drivers, consumers, or third parties while using our platform, or even when Drivers, consumers, or third parties are not actively using our platform. On a smaller scale, we may face litigation related to claims by Drivers for the actions of consumers or third parties. Furthermore, operating a motor vehicle is inherently dangerous. In addition, the growth of our Delivery offering has led to an increase in Couriers on two wheel vehicles such as scooters and bicycles, who are more vulnerable road users and face a more severe level of injury in the event of a collision than that faced while driving in a vehicle. For example, urban hazards such as unpaved or uneven roadways increase the risk and severity of potential injuries. In addition, Couriers, in particular those on two wheel vehicles predominantly in metropolitan areas, need to share, navigate, and at times contend with narrow and heavily congested roads occupied by cars, buses and light rail, especially during “rush” hours, all of which heighten the potential risk of injuries or death. Our auto liability and general liability insurance policies may not cover all potential claims to which we are exposed, and may not be adequate to indemnify us for all liability. These incidents may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, operating results, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them. As we expand our products and offerings, this insurance risk will grow.
We are making substantial investments in new offerings and technologies, and may increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.
We have made substantial investments to develop new offerings and technologies, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and offerings. For example, through our acquisition of Cornershop, a provider of online grocery delivery in several countries including Mexico and Chile, we expanded our Delivery offering to grocery delivery. Additionally, in October 2021, we acquired The Drizly Group, Inc. in order to further expand our Delivery offering to alcohol. In November 2021, our subsidiary Uber Freight acquired Transplace, expanding Uber Freight’s business through Transplace’s expertise in transportation management. We also plan to invest resources to develop offerings and technologies in the markets in which Postmates operate. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because such offerings and technologies are new, they will likely involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges, and other risks, some of which we do not currently anticipate.
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
As of March 31, 2024, we operated in approximately 70 countries, and markets outside the United States accounted for approximately 77% of all Trips during the three months ended March 31, 2024. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors. For example, our acquisitions of Careem and Cornershop may not be successful and may negatively affect our operating results.
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
•political, social, and economic instability abroad, war, including the conflict between Russia and Ukraine and conflicts in the Middle East, terrorist attacks and security concerns in general, and societal crime conditions that harm or disrupt the global economy and/or can directly impact platform users;
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
Our growth strategy has included the restructuring of our business and assets by divesting our business and assets in certain jurisdictions and partnering with and investing in local ridesharing, and delivery companies to participate in those markets rather than operate in those markets independently. Our growth strategy has also included the divestment of certain lines of business in their entirety, and not just in certain jurisdictions, and instead partnering and investing in our competitors in those lines of business. As a result, a significant portion of our assets includes minority ownership positions, including in Didi, Grab, Lime, and Aurora.

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
Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. We have been subject to security and privacy incidents in the past and may be again in the future. For example, in September 2022, we experienced a cybersecurity incident where an attacker accessed certain internal corporate systems, tools and data. In October and November of 2016, outside actors downloaded the personal data of approximately 57 million Drivers and consumers worldwide (the “2016 Breach”). The accessed data included the names, email addresses, mobile phone numbers, and drivers’ license numbers of approximately 600,000 Drivers, among other information. For further information on this incident, see the risk factors titled “—We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, state Attorney General (“AG”) offices, and other U.S. and foreign government agencies, the adverse outcomes of which could harm our business” and “—We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative, and regulatory action, and negative press about our privacy and data protection practices,” below. As we expand our operations, we may also assume liabilities for breaches experienced by the companies we acquire. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform, as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents, or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. In addition, in July 2020, Drizly publicly disclosed that it had been subject to a data security incident that allowed access to certain personal information of customers on its platform, and in November 2021 Drizly obtained final court approval of a settlement in a resulting class action litigation. Moreover, in January 2023, the U.S. Federal Trade Commission (the “FTC”) announced a final order relating to the data security incident. If we fail to remediate this or any other data security incident that we experience, we may face harm to our brand, business disruption, and significant liabilities. Security and privacy incidents have led to, and may continue to lead to, additional regulatory scrutiny.
Cyberattacks, including computer malware, ransomware, viruses, denial of service attacks, account takeovers, spamming, phishing and social engineering attacks could harm our reputation, business, and operating results.
We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms and mobile payment systems, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by platform users, employees, and job candidates, and make us a target for threat actors. Cyberattacks that leverage computer malware, ransomware, viruses, denial of service attacks, account takeovers, spamming, phishing, and social engineering have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Cyberthreats are constantly evolving and employing more sophisticated attack techniques. Our detection capabilities may not be sufficient to prevent or detect a sophisticated cyberattacker. Breaches of our facilities, network, applications, identity management solutions or data security have in the past and could in the future disrupt our business or the security of our systems and platforms, impair our ability to protect data, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, subject us to regulatory scrutiny or legal liability, require us to allocate more resources to improve technologies, or otherwise adversely affect our reputation, business and operating results. In addition, our increase in hybrid and remote working arrangements may heighten the foregoing risks.
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
Developing and delivering new or upgraded products, offerings, and features is costly, and the success of such new products,

offerings, and features depends on several factors, including the timely completion, introduction, and market acceptance of such products, offerings, and features. Moreover, any such new or upgraded products, offerings, or features may not work as intended or may not provide intended value to platform users. For example, some product changes in California have resulted in, and may continue to result in, reduced demand for rides and reduced supply of Drivers on our platform, Driver dissatisfaction, and adverse impacts on the operation of our platform. If we are unable to continue to develop new or upgraded products, offerings, and features, or if platform users do not perceive value in such new or upgraded products, offerings, and features, platform users may choose not to use our platform, which would adversely affect our operating results.
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
Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the tools and data sets used, and/or a complex, developing regulatory environment.
Our growing use of artificial intelligence (“AI”) (including machine learning) in our business and offerings presents additional risks. This technology presents a number of risks inherent in its use. AI algorithms or automated processing of data may be flawed and datasets may be insufficient or contain biased information, which can create inaccurate or discriminatory outcomes. AI tools and algorithms may use third-party AI with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. Europe, the United States and other countries are enacting or may consider comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that European lawmakers have passed the first such framework, expected to come into effect in 2024. Further, more specific AI-related laws and regulations have been enacted, and are expected to continue to be enacted, around the world. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including certain decisions based (whether partially or solely) on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning and algorithms or AI-generated content, have and could impair the acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These and other deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI ethically in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.
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
We have taken, and may continue to take, certain environmental and social actions, including the establishment of environmental and social goals or targets, including those that relate to climate change matters. Our ability to meet our environmental and social commitments is dependent on many external factors, including such factors as rapidly changing regulations, governmental or political shifts, policies and related interpretation, advances in technology such as battery storage, as well as the availability, cost and accessibility of EVs to Drivers, and the availability of EV charging infrastructure that can be efficiently accessed by Drivers. We have made certain climate-related commitments, including our commitment to 100% renewable electricity for our U.S. offices by 2025, our commitment to net zero climate emissions from corporate operations by 2030, and our commitment to be a net zero company by 2040, and our commitment to reduce unnecessary packaging waste from deliveries by 2030. In addition, our Supplier Code of Conduct sets environmental standards for our supply chain, and we recognize that there are inherent climate-related risks wherever business is conducted. All our climate change-related goals are intentionally challenging, and are therefore subject to risks, uncertainties, third party information or action, and conditions, many of which are outside of our control. Progressing towards our climate commitments requires us to invest significant effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise our timelines and/or climate commitments. For example, the pandemic has negatively impacted our ability to dedicate resources to make the progress on our climate commitments that we initially anticipated. There can be no assurances that our commitments will be achieved in the manner we currently intend or at all, and any failure or perceived failure to meet regulatory requirements related to climate change, or to meet our stated climate change commitments (or other environmental and social commitments) on the timeframe we committed to, or at all, could have an adverse impact on our costs and ability to operate, result in litigation, as well as harm our brand, reputation, and consequently, our business.
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
We cannot predict the impact a catastrophic event, including disease, weather event, war or terrorist attack will have on our business, end-users’ behaviors, business partners and third-party vendors, and we may be adversely impacted as a result of the adverse impact our business partners and third-party vendors suffer. For example, concerns over the economic impact of the pandemic caused extreme volatility in financial markets, which adversely impacted our stock price and our ability to access capital markets, and any future pandemics or other catastrophic events may have a similar impact. In addition, the broader consequences of conflicts in the Middle East and the conflict between Russia and Ukraine, which may include additional international sanctions, embargoes, regional instability, and geopolitical shifts, increased tensions between the United States and countries in which we operate, and the extent of the conflict’s effect on the global economy, cannot be predicted. Any of these risks could materially affect our business or the value of our assets, which could have an adverse effect on our business, financial condition, operating results, or the trading price of our common stock. The failure of a bank, or other adverse conditions impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the Federal Deposit Insurance Corporation limits will be backstopped by the U.S., or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. To the extent any of the foregoing or other catastrophic event adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects that are not foreseeable, could adversely impact our business, financial performance and condition, and results of operations.
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
Factors such as inflation, increased fuel prices, and increased vehicle purchase, rental, insurance, or maintenance costs, including increased prices of new and used vehicle parts as a result of recent global supply chain challenges, and increased fuel prices as result of the conflict between Russia and Ukraine, have and may continue to increase the costs incurred by Drivers and Carriers when providing services on our platform. Similarly, factors such as inflation, increased food costs, increased labor and employee benefit costs, increased rental costs, and increased energy costs may increase merchant operating costs, particularly in certain international markets, such as Egypt. Many of the factors affecting Driver, merchant, and Carrier costs are beyond the control of these parties. In many cases, these increased costs may cause Drivers and Carriers to spend less time providing services on our platform or to seek alternative sources of income. Likewise, these increased costs may cause merchants to pass costs on to consumers by increasing prices, which would likely cause order volume to decline, may cause merchants to cease operations altogether, or may cause Carriers to pass costs on to Shippers, which may cause shipments on our platform to decline. A decreased supply of Drivers, consumers, merchants, Shippers, or Carriers on our platform would decrease our network liquidity, which could harm our business and operating results.
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
As of March 31, 2024, we had total outstanding indebtedness of $9.6 billion aggregate principal amount. In addition, up to approximately $128 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of March 31, 2024. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
As of December 31, 2023, we had U.S. federal net operating loss carryforwards of $296 million that begin to expire in 2031 and $12.2 billion that have an unlimited carryover period. As of December 31, 2023, we had U.S. state net operating loss carryforwards of $8.8 billion that started expiring in 2023 and $1.9 billion that have an unlimited carryover period. As of December 31, 2023, we had foreign net operating loss carryforwards of $872 million that started expiring in 2024 and $18.6 billion that have an unlimited carryover period. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-ownership change U.S. federal net operating loss carryforwards and other pre-ownership change U.S. federal tax attributes, such as research tax credits, to offset its post-ownership change income may be limited. Many U.S. states follow similar rules for restricting use of tax attributes after an ownership change. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards and other tax attributes to offset U.S. federal and state taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.
Although our board of directors has authorized a share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. The timing, manner, price and amount of any repurchases are determined at the discretion of our management, depending on market conditions and other factors. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value, and it may not prove to be the best use of our cash. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will reduce our cash reserves.
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
Traditional taxicab and car service operators in various jurisdictions in the United States and abroad continue to lobby legislators and regulators to block our Mobility products or to require us to comply with regulatory, insurance, record-keeping, licensing, and other requirements to which taxicab and car services are subject. For example, in January 2019, we suspended our Mobility products in Barcelona after the regional government enacted regulations mandating minimum wait times before riders could be picked up by ridesharing drivers; in March 2021, we returned to Barcelona via taxis only. In December 2018, New York City’s Taxi and Limousine Commission implemented a per-mile and per-minute minimum trip payment formula, designed to establish a minimum pay standard, for drivers providing for-hire services in New York City, such as those provided by Drivers on our platform. These minimum rates took effect in February 2019. Since implementation, these regulations have had an adverse impact on our financial performance in New York City and may continue to do so in the future. In August 2018, the New York City Council voted to approve various measures to further regulate our business, including driver earning rules, licensing requirements, and a one-year freeze on new for-hire vehicle licenses for ridesharing services like those enabled via our platform; the freeze on for-hire vehicle licenses remains. Additionally, in November 2019, a ballot measure to impose a surcharge on ridesharing trips in San Francisco was passed by voters in San Francisco and such surcharge took effect on January 1, 2020. Also in January 2020, a new tax went into effect in Chicago that imposes a surcharge of up to $3 per ridesharing trip taken in Chicago. In addition, in March 2022, a Washington state bill was signed into law establishing a minimum pay standard for drivers providing services on our platform, and other jurisdictions have in the past considered or may consider regulations which would implement minimum wage requirements or permit drivers to negotiate for minimum wages while providing services on our platform. Similar legislative or regulatory initiatives are being considered or have been enacted in countries outside the United States. If other jurisdictions impose similar regulations, our business growth could be adversely affected.
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
In addition, we are currently involved in litigation in a number of the jurisdictions in which we operate. We initiated some of these legal challenges to contest the application of certain laws and regulations to our business. Others have been brought by taxicab owners, local regulators, local law enforcement, and platform users, including Drivers and consumers. These include individual, multiple plaintiff, and putative class and class action claims for alleged violation of laws related to, among other things, transportation, competition, advertising, consumer protection, fee calculations, personal injuries, privacy, intellectual property, product liability, discrimination, safety, and employment. For example, in May 2019, a class action was filed against us and certain of our subsidiaries in the Supreme Court of Victoria, Australia on behalf of participants in the taxi, hire-car, limousine, and charter vehicle industry who were licensed to operate in particular regions of Australia during certain periods between April 2014 and August 2017. The class action alleges that we operated unlawfully in such regions during such periods. The class action was settled in principle with no admission of liability by Uber. These legislative and regulatory proceedings, allegations, and lawsuits are expensive and time consuming to defend, and, if resolved adversely to us, could result in financial damages or penalties, including criminal penalties, incarceration, and sanctions for individuals employed by us or parties with whom we contract, which could harm our ability to operate our business as planned in one or more of the jurisdictions in which we operate, which could adversely affect our business, revenue, and operating results.
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
Most jurisdictions in which we operate have laws that govern payment and financial services activities. Regulators in certain jurisdictions may determine that certain aspects of our business are subject to these laws and could require us to obtain licenses to continue to operate in such jurisdictions. For example, our subsidiary in the Netherlands, Uber Payments B.V., is registered and authorized by its competent authority, De Nederlandsche Bank, as an electronic money institution. This authorization permits Uber Payments B.V. to provide payment services (including acquiring and executing payment transactions and money remittances, as referred to in the Revised Payment Services Directive (2015/2366/EU)) and to issue electronic money in the Netherlands. In addition, Uber Payments B.V. has notified De Nederlandsche Bank that it will provide such services on a cross-border passport basis into other countries within the EEA. Uber Payments UK Limited holds a similar license in the United Kingdom issued by the Financial Conduct Authority, as does UBR Pagos México, S.A. de C.V., Institución de Fondos de Pago Electrónico, issued by the Comisión Nacional Bancaria y de Valores in Mexico. We continue to critically evaluate our options for seeking additional licenses and approvals in several other jurisdictions to optimize our payment solutions and support the future growth of our business. We could be denied such licenses, have existing licenses revoked, or be required to make significant changes to our business operations before being granted such licenses. If we are denied payment or other financial licenses or such licenses are revoked, we could be forced to cease or limit business operations in certain jurisdictions, including in the EEA, and even if we are able to obtain such licenses, we could be subject to fines or other enforcement action, or stripped of such licenses, if we are found to violate the requirements of such licenses. In some countries, it is not clear whether we are required to be licensed as a payment services provider. Were local regulators to determine that such arrangements require us to be so licensed, such regulators may block payments to Drivers, merchants, Shippers or Carriers. Such regulatory actions, or the need to obtain regulatory approvals, could impose significant costs and involve substantial delay in payments we make in certain local markets, any of which could adversely affect our business, financial condition, or operating results.
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
Further, our payment system is susceptible to illegal and improper uses, including fraud on our platform such as fraud against us or platform users, money laundering, terrorist financing, fraudulent sales of goods or services, and payments to sanctioned parties. We have invested and will need to continue to invest substantial resources to comply with applicable anti-money laundering and sanctions laws, and in the EEA to conduct appropriate risk assessments and implement appropriate controls as a regulated financial service provider. Government authorities may seek to bring legal action against us if our payment system is used for improper or illegal purposes or if our enterprise risk management or controls in the EEA are not adequately assessed, updated, or implemented, and any such action could result in financial or reputational harm to our business.

We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, other federal, state and local government agencies and other foreign government agencies, the adverse outcomes of which could harm our business.
We are the subject of DOJ inquiries and investigations, as well as enforcement inquiries and investigations by other federal, state and local government agencies and other regulators abroad. Those inquiries and investigations cover a broad range of matters, including but not limited to, our business practices, such as fees, driver and courier earnings, consumer pricing, earner benefits, and related disclosures, policies and practices related to use of our platform by consumers with disabilities, relationships with third parties, data privacy practices, and data privacy and security incidents. These issues may continue to lead to costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business. In addition, in March 2022, Uber Technologies, Inc. and Uber B.V. were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2016 Breach. These and any past or future privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biennial third-party assessments, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties for, amongst other activities, future failure to report security incidents. In November and December 2018, UK, Dutch and French supervisory authorities imposed fines totaling approximately $1.6 million. We have also entered into settlement agreements with numerous state enforcement agencies. For example, in January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In addition, in September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. In addition, in March 2022, Uber Technologies, Inc. and Uber B.V. were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018. Additionally, in July 2022, we entered into a non-prosecution agreement with the DOJ concerning its investigation into our handling of the 2016 Breach. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. In addition, in July 2020, Drizly publicly disclosed that it had been subject to a data security incident that allowed access to certain personal information of customers on its platform, and in November 2021 Drizly obtained final court approval of a settlement in a resulting class action litigation. Moreover, in January 2023, the FTC announced a final order relating to the data security incident. If we fail to remediate any other data security incident that we experience, we may face harm to our brand, business disruption, and significant liabilities. Our insurance programs may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities. We may also be impacted by privacy or security incidents at third-party service providers. We rely on third-party service providers to host or otherwise process some of our data and that of platform users, and they have experienced, and may again experience, security and privacy incidents. Any failure by such third party to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such data could have similar adverse consequences for us.
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we have, and may continue to become subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. In addition, the GDPR contains a provision that individuals shall have the right not to be subject to a decision based solely on automated processing, including profiling, which produces legal effects concerning them or similarly significantly affects them. Decisions by us based on AI or automated processing of data, or insufficient disclosures regarding this processing, have and could impair our business and have and could subject us to lawsuits, regulatory investigations or other harm. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) certain decisions based solely on automated processing, including profiling. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, including for automated processing, decision making, and profiling, which will increase our compliance costs and the risks associated with non-compliance. For example, the California Consumer Privacy Act (“CCPA”), which provided new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Other U.S. states have adopted, and likely will continue to adopt, similar laws that provide new consumer privacy rights and business operational requirements. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) in 2018, which is now in effect. These laws may be subject to amendments and regulations that may change over time, or result in additional follow-on laws such as the California Privacy Rights Act (“CPRA”) passed in California in November 2020. For further information on risks related to our use of certain decisions based solely on automated processing or profiling, see the risk factor titled “—Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the tools and data sets used, and/or a complex, developing regulatory environment.”
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
We have in the past been, are currently, and may in the future become, involved in private actions, collective actions, investigations, and various other legal proceedings by Drivers, consumers, merchants, Shippers, Carriers, employees, commercial partners, competitors or, government agencies, among others. We are subject to litigation relating to various matters including Driver classification, Drivers’ tips and taxes, the Americans with Disabilities Act, antitrust, securities, intellectual property infringement, privacy, unfair competition, workplace culture, safety practices, personal injury, and employment and human resources practices. The results of any such litigation, investigations, and legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, costly, and harmful to our reputation, and could require significant amounts of management time and corporate resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or be forced to change the way in which we operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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
We have operations in, and have business relationships with, entities in countries known to experience high levels of corruption. We are subject to the FCPA and other similar laws outside the United States that prohibit improper payments or offers of payments to foreign officials, foreign political parties, or candidates for foreign political office for the purpose of obtaining or retaining business. U.S. and non-U.S. regulators alike continue to focus on the enforcement of these laws, and we may be subject to additional compliance requirements to identify criminal activity and payments to sanctioned parties. Our activities in certain countries with high levels of corruption enhance the risk of unauthorized payments or offers of payments by Drivers, consumers, merchants, Shippers or Carriers, employees, consultants, or business partners in violation of various anti-corruption laws, including the FCPA, even though the actions of these parties are often outside our control. Our acquisition of Careem may further enhance this risk because users of Careem’s platform and Careem’s employees, consultants, and business partners may not be familiar with, and may not have been previously subject to, these anti-corruption laws. In addition, our existing and future safeguards, including training and compliance programs to discourage these practices by such parties, may not prove effective, and such parties may engage in conduct for which we could be held responsible. Additional compliance requirements may compel us to revise or expand our compliance program, including the procedures we use to verify the identity of platform users and monitor international and domestic transactions.
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
The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe that we have conducted our business in a manner that does not result in being characterized as an “investment company” under the Investment Company Act because we are primarily engaged in a non-investment company business. Although a significant portion of our assets constitute investments in non-controlled entities (including in China), referred to elsewhere in this Quarterly Report on Form 10-Q as minority-owned entities, we believe that we are not an investment company as defined by the Investment Company Act. While we intend to conduct our operations such that we will not be deemed an investment company, such a determination would require us to initiate burdensome compliance requirements and comply with restrictions imposed by the Investment Company Act that would limit our activities, including limitations on our capital structure and our ability to transact with subsidiaries and other entities, which would have an adverse effect on our financial condition. To avoid such a determination, we may be required to conduct our business in a manner that does not subject us to the requirements of the Investment Company Act, which could have an adverse effect on our business. For example, we may be required to sell certain of our assets and pay significant taxes upon the sale or transfer of such assets.
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
•any trading activity in our share repurchase program; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, pandemics, natural disasters, or responses to these events.
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
Sales, directly or indirectly, of a substantial number of shares of our common stock, or the public perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We may issue our shares of common stock or securities convertible or exchangeable into or exercisable for our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Such issuances, including the issuance of additional shares of our common stock upon exercise of equity awards or conversion of our convertible notes, could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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
We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future, which may cause challenges in consistent performance and timely designing new controls. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or operating results. If we are unable to conclude that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain these and other effective control systems, could also restrict our future access to the capital markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On February 16, 2024, Dara Khosrowshahi, Chief Executive Officer, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Khosrowshahi’s plan provides for the potential exercise of vested option awards and the sale of (i) up to 2,000,000 shares of Uber common stock underlying such option awards (the “Option Shares”) and (ii) an additional number of shares of Uber common stock, the amount of which is not yet determinable, sufficient to cover the exercise costs and taxes associated with any exercise and sale of the Option Shares, between May 17, 2024 and September 4, 2024.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38902	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-38902	3.2	February 15, 2024
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

UBER TECHNOLOGIES, INC.

Date: May 8, 2024	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2024	By: /s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Chief Financial Officer
(Principal Financial Officer)