Form 10-Q
period 2024-06-30
Uber Technologies, Inc
filed 2024-08-06
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of August 2, 2024 was 2,100,937,229.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2023	As of June 30, 2024
Assets
Cash and cash equivalents	$4,680	$4,497
Short-term investments	727	1,795
Restricted cash and cash equivalents	805	776
Accounts receivable, net of allowance of $91 and $82, respectively	3,404	3,783
Prepaid expenses and other current assets	1,681	1,632
Total current assets	11,297	12,483
Restricted cash and cash equivalents	1,519	2,608
Restricted investments	4,779	5,061
Investments	6,101	6,203
Equity method investments	353	342
Property and equipment, net	2,073	2,034
Operating lease right-of-use assets	1,241	1,181
Intangible assets, net	1,425	1,265
Goodwill	8,151	8,083
Other assets	1,760	2,254
Total assets	$38,699	$41,514
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$790	$752
Short-term insurance reserves	2,016	2,387
Operating lease liabilities, current	190	198
Accrued and other current liabilities	6,458	6,981
Total current liabilities	9,454	10,318
Long-term insurance reserves	4,722	5,733
Long-term debt, net of current portion	9,459	9,454
Operating lease liabilities, non-current	1,550	1,492
Other long-term liabilities	832	734
Total liabilities	26,017	27,731
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	654	631
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,071,144 and 2,097,951 shares issued and outstanding, respectively	—	—
Additional paid-in capital	42,264	43,062
Accumulated other comprehensive loss	(421)	(479)
Accumulated deficit	(30,594)	(30,233)
Total Uber Technologies, Inc. stockholders' equity	11,249	12,350
Non-redeemable non-controlling interests	779	802
Total equity	12,028	13,152
Total liabilities, redeemable non-controlling interests and equity	$38,699	$41,514
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue	$9,230	$10,700	$18,053	$20,831
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5,515	6,488	10,774	12,656
Operations and support	664	682	1,304	1,367
Sales and marketing	1,218	1,115	2,480	2,032
Research and development	808	760	1,583	1,550
General and administrative	491	686	1,433	1,895
Depreciation and amortization	208	173	415	363
Total costs and expenses	8,904	9,904	17,989	19,863
Income from operations	326	796	64	968
Interest expense	(144)	(139)	(312)	(263)
Other income (expense), net	273	420	565	(258)
Income before income taxes and income (loss) from equity method investments	455	1,077	317	447
Provision for income taxes	65	57	120	86
Income (loss) from equity method investments	4	(12)	40	(16)
Net income including non-controlling interests	394	1,008	237	345
Less: net loss attributable to non-controlling interests, net of tax	—	(7)	—	(16)
Net income attributable to Uber Technologies, Inc.	$394	$1,015	$237	$361
Net income per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$0.19	$0.49	$0.12	$0.17
Diluted	$0.18	$0.47	$0.10	$0.15
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	2,026,813	2,092,180	2,018,233	2,085,324
Diluted	2,079,265	2,150,019	2,066,260	2,151,647
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net income including non-controlling interests	$394	$1,008	$237	$345
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	157	(41)	2	(49)
Change in unrealized loss on investments in available-for-sale debt securities	(2)	(1)	(2)	(9)
Other comprehensive income (loss), net of tax	155	(42)	—	(58)
Comprehensive income including non-controlling interests	549	966	237	287
Less: comprehensive loss attributable to non-controlling interests	—	(7)	—	(16)
Comprehensive income attributable to Uber Technologies, Inc.	$549	$973	$237	$303
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

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2023	$654	2,071,144	$—	$42,264	$(421)	$(30,594)	$779	$12,028
Exercise of stock options	—	2,421	—	18	—	—	—	18
Stock-based compensation	—	—	—	493	—	—	—	493
Issuance of common stock for settlement of RSUs	—	13,160	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(478)	—	(36)	—	—	—	(36)
Unrealized loss on investments in available-for-sale debt securities, net of tax	—	—	—	—	(8)	—	—	(8)
Foreign currency translation adjustment	(2)	—	—	—	(8)	—	—	(8)
Recognition of non-controlling interest upon capital investment	19	—	—	—	—	—	—	—
Net income (loss)	(20)	—	—	—	—	(654)	11	(643)
Other	—	—	—	4	—	—	—	4
Balance as of March 31, 2024	651	2,086,247	—	42,743	(437)	(31,248)	790	11,848
Exercise of stock options	—	2,760	—	73	—	—	—	73
Exercise of restricted stock units	—	469	—	—	—	—	—	—
Stock-based compensation	—	—	—	470	—	—	—	470
Issuance of common stock for settlement of RSUs	—	10,488	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	2,893	—	103	—	—	—	103
Shares withheld related to net share settlement	—	(68)	—	(5)	—	—	—	(5)
Repurchase of common stock	—	(4,838)	—	(326)	—	—	—	(326)
Unrealized gain (loss) on investments in available-for-sale debt securities, net of tax	—	—	—	—	(1)	—	—	(1)
Foreign currency translation adjustment	(1)	—	—	—	(41)	—	—	(41)
Net income (loss)	(19)	—	—	—	—	1,015	12	1,027
Other	—	—	—	4	—	—	—	4
Balance as of June 30, 2024	$631	2,097,951	$—	$43,062	$(479)	$(30,233)	$802	$13,152
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2024
Cash flows from operating activities
Net income including non-controlling interests	$237	$345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	415	375
Bad debt expense	44	35
Stock-based compensation	974	939
Deferred income taxes	16	(23)
Loss (income) from equity method investments, net	(40)	16
Unrealized (gain) loss on debt and equity securities, net	(706)	388
Loss from sale of investment	74	—
Impairments of goodwill, long-lived assets and other assets	78	—
Unrealized foreign currency transactions	85	209
Other	10	(138)
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	155	(584)
Prepaid expenses and other assets	(233)	(430)
Operating lease right-of-use assets	94	93
Accounts payable	(26)	(24)
Accrued insurance reserves	938	1,385
Accrued expenses and other liabilities	(229)	731
Operating lease liabilities	(90)	(81)
Net cash provided by operating activities	1,796	3,236
Cash flows from investing activities
Purchases of property and equipment	(107)	(156)
Purchases of non-marketable equity securities	—	(232)
Purchases of marketable securities	(2,207)	(5,317)
Proceeds from maturities and sales of marketable securities	1,627	3,851
Proceeds from sale of equity method investment	703	17
Other investing activities	(7)	(81)
Net cash provided by (used in) investing activities	9	(1,918)
Cash flows from financing activities
Issuance of term loans and notes, net of issuance costs	1,121	—
Principal repayment on term loan and notes	(1,144)	(13)
Principal payments on finance leases	(82)	(77)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	85	103
Repurchases of common stock	—	(325)
Other financing activities	(45)	21
Net cash used in financing activities	(65)	(291)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	43	(150)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	1,783	877
Cash and cash equivalents, and restricted cash and cash equivalents

Beginning of period	6,677	7,004
End of period	$8,460	$7,881

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$4,995	$4,497
Restricted cash and cash equivalents-current	909	776
Restricted cash and cash equivalents-non-current	2,556	2,608
Total cash and cash equivalents, and restricted cash and cash equivalents	$8,460	$7,881

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$312	$260
Income taxes, net of refunds	70	157
Non-cash investing and financing activities:
Finance lease obligations	163	2
Right-of-use assets obtained in exchange for lease obligations	30	42
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
Pending Acquisition of Foodpanda Taiwan
In May 2024, we entered into a definitive agreement with Delivery Hero SE (“Delivery Hero”) to acquire 100% ownership interest in Delivery Hero’s Foodpanda delivery business in Taiwan (“Foodpanda Taiwan”) for approximately $950 million in cash, on a cash and debt free basis, subject to certain adjustments. The transaction is subject to regulatory approval and other customary closing conditions, and is expected to close in the first half of 2025. In connection with the pending acquisition, we purchased ordinary shares of Delivery Hero. Refer to Note 3 – Investments and Fair Value Measurement for further details on the Delivery Hero investment.
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
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Mobility revenue (1)	$4,894	$6,134	$9,224	$11,767
Delivery revenue (1)	3,057	3,293	6,150	6,507
Freight revenue	1,279	1,273	2,679	2,557
Total revenue	$9,230	$10,700	$18,053	$20,831
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
United States and Canada ("US&CAN")	$5,129	$5,825	$10,261	$11,298
Latin America ("LatAm")	627	679	1,192	1,389
Europe, Middle East and Africa ("EMEA")	2,412	2,987	4,506	5,743
Asia Pacific ("APAC")	1,062	1,209	2,094	2,401
Total revenue	$9,230	$10,700	$18,053	$20,831
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
Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2023	June 30, 2024
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$253	$437
Commercial paper	288	581
Corporate bonds	181	770
Certificates of deposit	5	7
Short-term investments	$727	$1,795

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$4,426	$4,783
Commercial paper	17	15
Corporate bonds	77	165
Certificates of deposit	259	98
Restricted investments	$4,779	$5,061

Classified as investments:
Non-marketable equity securities:
Didi	$2,245	$2,354
Other (2)	329	575
Marketable equity securities:
Grab	1,806	1,902
Aurora (3)	1,425	903
Other	170	342
Note receivable from a related party (2)	126	127
Investments	$6,101	$6,203
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

	As of December 31, 2023				As of June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,153	$—	$—	$1,153	$1,059	$—	$—	$1,059
U.S. government and agency securities	—	4,840	—	4,840	—	5,381	—	5,381
Commercial paper	—	351	—	351	—	789	—	789
Corporate bonds	—	263	—	263	—	940	—	940
Certificates of deposit	—	266	—	266	—	104	—	104
Non-marketable equity securities	—	—	—	—	—	—	3	3
Marketable equity securities	3,401	—	—	3,401	3,147	—	—	3,147
Note receivable from a related party	—	—	126	126	—	—	127	127
Total financial assets	$4,554	$5,720	$126	$10,400	$4,206	$7,214	$130	$11,550
During the six months ended June 30, 2024, we did not make any transfers into or out of Level 3 of the fair value hierarchy.
Debt Securities
As of December 31, 2023 and June 30, 2024, the amortized cost of our debt securities measured at fair value on a recurring basis approximates fair value. We did not record any material unrealized gains or losses, or credit losses as of December 31, 2023 and June 30, 2024. The weighted-average remaining maturity of our debt securities was less than one year as of June 30, 2024.
Derivatives Not Designated as Hedging Instruments
In the second quarter of 2024, we entered into financial derivative instruments, consisting of foreign currency contracts to mitigate the foreign currency exchange risk of our assets and liabilities denominated in currencies other than the functional currency. We do not use derivatives for trading or speculative purposes. These instruments are recorded on the condensed consolidated balance sheets at fair value and classified within Level 2 of the fair value hierarchy. Gains and losses on the derivative instruments that are not designated as hedging instruments are recognized in other income (expense), net in the condensed consolidated statements of operations. The cash flows associated with our non-designated derivatives are classified in cash flows from investing activities on our condensed consolidated statements of cash flows.
As of June 30, 2024, the fair value of our outstanding derivative assets and liabilities were not material. Derivative assets are recorded in prepaid expenses and other current assets and derivative liabilities are recorded in accrued and other current liabilities on our condensed consolidated balance sheets.
We did not record any material realized or unrealized gains or losses for our financial derivative instruments during the three and six months ended June 30, 2024.
We have master netting arrangements with certain counterparties to our foreign currency exchange contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. We have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. As of June 30, 2024, there were no rights of set-off associated with our foreign currency exchange contracts.
The total notional amount of outstanding derivatives not designated as hedging instruments was $810 million as of June 30, 2024.
Delivery Hero Investment
In May 2024, we paid $300 million to purchase approximately 8.4 million newly issued ordinary shares of Delivery Hero. In connection with the Delivery Hero investment, we entered into a definitive agreement to acquire Foodpanda Taiwan. Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies for further details on the pending acquisition.
As of June 30, 2024, our investment in Delivery Hero was classified as a marketable equity security with a readily determinable fair value (Level 1) measured at fair value on a recurring basis. We recognized an immaterial unrealized loss on this investment in other income (expense), net in our condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively.
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
As of December 31, 2023 and June 30, 2024, our Level 3 non-marketable equity securities and note receivable from a related party primarily consist of common stock investments and convertible secured notes that may be converted into common or preferred stock in privately held companies without readily determinable fair values.
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
Financial Assets Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets measured and recorded at fair value on a recurring basis as of June 30, 2024, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Equity Securities	Note Receivable
Balance as of December 31, 2023	$—	$126
Change in fair value
Included in earnings	3	1
Balance as of June 30, 2024	$3	$127
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
Didi Investment
As of December 31, 2023 and June 30, 2024, we measured the fair value of our Didi investment based on the closing share price of the Didi American Depositary Shares on the over-the-counter market as an observable transaction for similar securities. During the three and six months ended June 30, 2023, we recognized an unrealized loss of $461 million and $104 million, respectively, in other income (expense), net in our condensed consolidated statements of operations. During the three and six months ended June 30, 2024, we recognized an unrealized gain of $178 million and $109 million, respectively, in other income (expense), net in our condensed consolidated statements of operations.

We did not record any other material unrealized or realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three and six months ended June 30, 2023 and 2024.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2023	June 30, 2024
Initial cost basis	$1,727	$1,973
Upward adjustments	1,960	2,136
Downward adjustments (including impairment)	(1,113)	(1,183)
Total carrying value at the end of the period	$2,574	$2,926
Note 4 – Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of
	December 31, 2023	June 30, 2024
Careem Technologies	$300	$274
Other	53	68
Total equity method investments	$353	$342
MLU B.V. Investment
During 2018, we closed a transaction that contributed the net assets of our Uber/CIS operations into a newly formed private limited liability company (“MLU B.V.”), with Yandex N.V. (“Yandex”) and us holding ownership interests in MLU B.V.
Sale of Our Remaining Interest in MLU B.V.
On April 21, 2023, we entered into and closed on a definitive agreement to sell our remaining 29% equity interest in MLU B.V. to Yandex for $703 million in cash and recognized an immaterial loss from this transaction recorded in other income (expense), net in our condensed consolidated statements of operations during the three and six months ended June 30, 2023. After this transaction, we no longer had an equity interest in MLU B.V.
As part of our sale of our remaining interest in MLU B.V. to Yandex during the second quarter of 2023, we recognized an immaterial gain in other income (expense), net in our condensed consolidated statements of operations during the three and six months ended June 30, 2023 related to an extinguished option we had granted to Yandex to acquire our remaining equity interest in MLU B.V.
Note 5 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by segment for the six months ended June 30, 2024 (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2023	$2,337	$4,369	$1,445	$8,151
Foreign currency translation adjustment	(65)	—	(3)	(68)
Balance as of June 30, 2024	$2,272	$4,369	$1,442	$8,083

Intangible Assets
The components of intangible assets, net were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2023
Consumer, Merchant and other relationships	$1,800	$(697)	$1,103	8
Developed technology	890	(621)	269	5
Trade name, trademarks and other	154	(101)	53	4
Intangible assets	$2,844	$(1,419)	$1,425

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
June 30, 2024
Consumer, Merchant and other relationships	$1,790	$(790)	$1,000	8
Developed technology	890	(663)	227	4
Trade name, trademarks and other	146	(108)	38	4
Intangible assets	$2,826	$(1,561)	$1,265
Amortization expense for intangible assets subject to amortization was $91 million and $70 million for the three months ended June 30, 2023 and 2024, respectively. Amortization expense for intangible assets subject to amortization was $184 million and $154 million for six months ended June 30, 2023 and 2024, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2024 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2024	$136
2025	248
2026	186
2027	171
2028	127
Thereafter	395
Total	$1,263

Note 6 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2023	June 30, 2024	Effective Interest Rates	Maturities
2030 Refinanced Term Loans	$1,986	$1,973	8.2%	March 3, 2030
2026 Senior Note	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	1,500	1,500	4.7%	August 15, 2029
2025 Convertible Notes	1,150	1,150	0.2%	December 15, 2025
2028 Convertible Note	1,725	1,725	1.1%	December 1, 2028
Total debt	9,561	9,548
Less: unamortized discount and issuance costs	(77)	(69)
Less: current portion of long-term debt	(25)	(25)
Total long-term debt	$9,459	$9,454
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
The 2030 Refinanced Term Loans have a maturity date of March 3, 2030. The interest rate for the 2030 Refinanced Term Loans is Secured Overnight Financing Rate (“SOFR”) subject to a floor of 0.00%, plus 2.75% per annum. The refinancing transactions qualified as both a debt modification and debt extinguishment. As a result, we recognized an immaterial loss on debt extinguishment during the six months ended June 30, 2023 in other income (expense), net, in our condensed consolidated statement of operations. The refinancing transactions resulted in: (i) $1.1 billion cash inflow from the issuance of the 2030 Refinanced Term Loans, net of issuance costs, from new lenders and additional principal from existing lenders; (ii) a $1.1 billion cash outflow of principal payments on the 2025 Refinanced Term Loan and 2027 Refinanced Term Loan to exiting lenders and lower principal from existing lenders. The cash inflow and cash outflow are recorded within cash flows from financing activities in our condensed statement of cash flows during the six months ended June 30, 2023.
The 2030 Refinanced Term Loans are guaranteed by certain of our material domestic restricted subsidiaries. The 2030 Refinanced Term Loans agreements contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens and undergo certain fundamental changes. We were in compliance with all covenants as of June 30, 2024. The 2030 Refinanced Term Loans are secured by certain of our intellectual property and equity of certain material foreign subsidiaries.
The fair value of our 2030 Refinanced Term Loans was $2.0 billion as of June 30, 2024 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
As of June 30, 2024, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
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
The fair value of our 2025 Convertible Notes was $1.2 billion as of June 30, 2024 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
As of June 30, 2024, none of the conditions permitting the holders of the 2028 Convertible Notes to convert their notes early had been met. Therefore, the 2028 Convertible Notes are classified as long-term.
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
The fair value of our 2028 Convertible Notes was $2.1 billion as of June 30, 2024 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
Senior Notes
The 2026, 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of June 30, 2024.
The following table presents the fair values of our Senior Notes as of June 30, 2024, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of June 30, 2024
2026 Senior Note	$1,512
2027 Senior Note	1,224
2028 Senior Note	500
2029 Senior Note	1,427
Total	$4,663

The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long-term debt, for the three and six months ended June 30, 2023 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Contractual interest coupon	$145	$124	$292	$247
Amortization of debt discount and issuance costs	3	4	10	8
Total interest expense from long-term debt	$148	$128	$302	$255
Revolving Credit Arrangements
We have a revolving credit agreement initially entered into during 2015 with certain lenders, which provides for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). On April 4, 2022, we entered into an amendment to our Revolving Credit Facility to, among other things, (i) provide for approximately $2.2 billion of revolving credit commitments, (ii) extend the maturity date for the commitments and loans from June 13, 2023 to April 4, 2027, (iii) reduce the minimum liquidity covenant from $1.5 billion to $1.0 billion, (iv) replace the London Interbank Offered Rate (“LIBOR”) based interest rate with a SOFR based interest rate, and (v) make certain other changes to the negative covenants under the amended revolving credit agreement. The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. We were in compliance with all covenants in the Revolving Credit Facility as of June 30, 2024. The credit agreement also contains customary events of default. The Revolving Credit Facility also contains restrictions on the payment of dividends.
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
As of June 30, 2024, there was no balance outstanding on the Revolving Credit Facility.
In February 2023, Uber Freight Holding Corporation (“Freight Holding”) entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding. As of June 30, 2024, there was no balance outstanding on Freight Holding’s revolving credit facility.
Letters of Credit
For purposes of securing obligations related to leases and other contractual obligations, we also maintain an agreement for letters of credit, which is collateralized by our Revolving Credit Facility and reduces the amount of credit available. As of December 31, 2023 and June 30, 2024, we had letters of credit outstanding of $975 million and $1.2 billion, respectively, of which the letters of credit that reduced the available credit under the Revolving Credit Facility were $287 million and $384 million, respectively.

Note 7 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2023	June 30, 2024
Prepaid expenses	$400	$364
Other receivables	717	589
Other	564	679
Prepaid expenses and other current assets	$1,681	$1,632
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2023	June 30, 2024
Accrued legal, regulatory and non-income taxes	$1,044	$1,411
Accrued Drivers and Merchants liability	1,996	2,377
Accrued compensation and employee benefits	710	410
Income and other tax liabilities	684	652
Commitment to issue unsecured convertible notes in connection with Careem acquisition	128	128
Other	1,896	2,003
Accrued and other current liabilities	$6,458	$6,981
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2023	June 30, 2024
Deferred tax liabilities	$56	$35
Other	776	699
Other long-term liabilities	$832	$734
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2022	$(443)	$—	$(443)
Other comprehensive income (loss) before reclassifications	(138)	(2)	(140)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	140	—	140
Other comprehensive income (loss)	2	(2)	—
Balance as of June 30, 2023	$(441)	$(2)	$(443)
(1) The amounts were reported as part of the loss from the sale of our remaining interest in MLU B.V., which was recorded in other income (expense), net in our condensed consolidated statements of operations during the three and six months ended June 30, 2023. Refer to Note 4 – Equity Method Investments for further information.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2023	$(426)	$5	$(421)
Other comprehensive income (loss) before reclassifications	(49)	(9)	(58)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(49)	(9)	(58)
Balance as of June 30, 2024	$(475)	$(4)	$(479)
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Interest income	$107	$176	$194	$335
Foreign currency exchange gains (losses), net	1	(83)	(93)	(247)
Unrealized gain (loss) on debt and equity securities, net (1)	386	333	706	(388)
Loss from sale of investment (2)	(74)	—	(74)	—
Other, net	(147)	(6)	(168)	42
Other income (expense), net	$273	$420	$565	$(258)
(1) During the three and six months ended June 30, 2023, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $466 million and $521 million unrealized gain on our Aurora investment, respectively; a $151 million and $177 million unrealized gain on our Joby investment, respectively; a $225 million and $113 million unrealized gain on our Grab investment, respectively; partially offset by a $461 million and $104 million unrealized loss on our Didi investment, respectively.
During the three months ended June 30, 2024, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $220 million unrealized gain on our Grab investment, and a $178 million unrealized gain on our Didi investment.
During the six months ended June 30, 2024, unrealized loss on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $522 million unrealized loss on our Aurora investment; partially offset by a $109 million gain on our Didi investment and a $96 million gain on our Grab investment.
(2) Refer to Note 4 – Equity Method Investments for further information.

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
Stock Option and SAR Activity
A summary of stock option and SAR activity for the six months ended June 30, 2024 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2023	123	12,641	$20.03	2.79	$535
Granted	—	227	$81.03
Exercised	(71)	(5,206)	$17.77
Canceled and forfeited	—	(520)	$33.08
As of June 30, 2024	52	7,142	$22.47	3.09	$363
Vested and expected to vest as of June 30, 2024	52	6,067	$19.00	2.60	$328
Exercisable as of June 30, 2024	52	6,067	$19.00	2.60	$328
RSU Activity
The following table summarizes the activity related to our RSUs for the six months ended June 30, 2024 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	90,827	$34.49
Granted	24,198	$75.55
Vested	(23,702)	$37.08
Canceled and forfeited	(5,864)	$37.97
Unvested and outstanding as of June 30, 2024	85,459	$45.34
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Operations and support	$45	$54	$83	$121
Sales and marketing	26	24	50	45
Research and development	317	277	607	576
General and administrative	116	100	234	197
Total	$504	$455	$974	$939
As of June 30, 2024, there was $3.8 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.81 years.

The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements were not material during the three and six months ended June 30, 2023 and 2024.
Share Repurchase Program
In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock (the “Share Repurchase Program”). The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases and accelerated share repurchases. The exact number of shares to be repurchased by us, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice.
During the three months ended June 30, 2024, we repurchased and subsequently retired 4.8 million shares of common stock for $326 million, including broker commissions and fees. As of June 30, 2024, we had $6.7 billion available to repurchase shares pursuant to the Share Repurchase Program.
The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases. During the three months ended June 30, 2024, the excise tax on net share repurchases was not material.
Note 9 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $65 million and $120 million for the three and six months ended June 30, 2023, respectively, and $57 million and $86 million for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the income tax expense was primarily driven by our foreign operations. During the three months ended June 30, 2024, the income tax expense was primarily driven by our foreign operations. During the six months ended June 30, 2024, the income tax expense was primarily driven by our foreign operations, offset by the deferred U.S. tax impact related to our investment in Aurora. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on our U.S. and Netherlands' deferred tax assets and foreign tax rate differences.
During the six months ended June 30, 2024, the amount of gross unrecognized tax benefits increased by $115 million, of which an immaterial amount would impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are also under routine examination by federal, various state and foreign tax authorities. We believe that adequate amounts have been reserved in these jurisdictions. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state or foreign tax authorities to the extent utilized in a future period. For our major tax jurisdictions, the tax years 2004 through 2024 remain open; the major tax jurisdictions are the U.S., Brazil, Netherlands, and the United Kingdom (“UK”).
Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Any changes to unrecognized tax benefits recorded as of June 30, 2024 that are reasonably possible to occur within the next 12 months are not expected to be material.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through June 30, 2024. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Basic net income per share:
Numerator
Net income including non-controlling interests	$394	$1,008	$237	$345
Net loss attributable to non-controlling interests, net of tax	—	(7)	—	(16)
Net income attributable to common stockholders	$394	$1,015	$237	$361
Denominator
Basic weighted-average common stock outstanding	2,026,813	2,092,180	2,018,233	2,085,324
Basic net income per share attributable to common stockholders (1)	$0.19	$0.49	$0.12	$0.17
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$394	$1,015	$237	$361
Assumed net loss attributable to Uber Technologies, Inc. upon redemption of Freight Holding convertible common shares, non-controlling interest	(14)	(14)	(28)	(30)
Interest expense, amortization of debt discount and issuance costs of 2025 Convertible Notes	1	—	1	—
Diluted net income attributable to common stockholders	$381	$1,001	$210	$331
Denominator
Number of shares used in basic net income per share computation	2,026,813	2,092,180	2,018,233	2,085,324
Weighted-average effect of potentially dilutive securities:
Stock options	10,163	5,740	10,365	6,509
RSUs	20,891	37,161	15,468	41,426
Assumed common shares issued from outstanding RSAs	91	—	61	74
Warrants	73	73	73	73
Common shares issued for ESPP	735	586	745	787
Assumed redemption of Freight Holding convertible common shares, non-controlling interest	3,502	1,333	4,318	1,701
Assumed redemption of Freight Series A contingently redeemable preferred stock, non-controlling interest	—	10,625	—	13,432
2025 Convertible Notes	14,226	—	14,226	—
Careem Notes	2,771	2,321	2,771	2,321
Diluted weighted-average common stock outstanding	2,079,265	2,150,019	2,066,260	2,151,647
Diluted net income per share attributable to common stockholders (1)	$0.18	$0.47	$0.10	$0.15
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Freight Series A contingently redeemable preferred stock	19,244	—	19,244	—
RSUs	15,530	21,381	15,530	21,381
Stock options	2,934	227	2,934	227
Common stock subject to repurchase	1,461	—	1,461	—
Shares committed under ESPP	3,048	1,320	3,048	1,320
Total	42,217	22,928	42,217	22,928

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
The following table provides information about our segments and a reconciliation of total Segment Adjusted EBITDA to income from operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Segment Adjusted EBITDA:
Mobility	$1,170	$1,567	$2,230	$3,046
Delivery	329	588	617	1,116
Freight	(14)	(12)	(37)	(33)
Total Segment Adjusted EBITDA	1,485	2,143	2,810	4,129
Reconciling items:
Corporate G&A and Platform R&D (1)	(569)	(573)	(1,133)	(1,177)
Depreciation and amortization	(208)	(173)	(415)	(363)
Stock-based compensation expense	(504)	(455)	(974)	(939)
Legal, tax, and regulatory reserve changes and settlements (2)	155	(134)	(95)	(661)
Goodwill and asset impairments/loss on sale of assets	(16)	—	(83)	3
Acquisition, financing and divestitures related expenses	(10)	(3)	(18)	(8)
Gain on lease arrangement, net	2	—	3	—
Restructuring and related charges	(9)	(9)	(31)	(16)
Income from operations	$326	$796	$64	$968
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
Note 12 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2023 and June 30, 2024, we had recorded aggregate liabilities of $1.0 billion and $1.4 billion, respectively, of which $336 million and $201 million, respectively, relate to non-income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. The parties petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. The case had been stayed pending appeal of the denial of a motion to compel arbitration, however the California Supreme Court denied review on January 17, 2024, and the case was remitted back to the Superior Court on January 29, 2024 for further proceedings. On July 2, 2024, the Superior Court lifted the stay. We intend to continue to vigorously defend ourselves. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.

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
On March 13, 2023, the California Court of Appeal overturned the lower court’s ruling that Proposition 22 is unconstitutional, which means that Proposition 22 remains in effect. Service Employees International Union has petitioned the California Supreme Court for review. The California Supreme Court granted review on June 28, 2023, and oral argument was heard on May 21, 2024. On July 25, 2024, the Court unanimously upheld Proposition 22 as constitutional.
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. On June 27, 2024, the parties reached an agreement to resolve the matter, and the case was dismissed the same day. The amount accrued for the matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2024.
Swiss Social Security Rulings
Several Swiss administrative bodies have issued decisions in which they classify Drivers or Couriers as employees of Uber for social security or labor purposes. We are challenging each of them before the Social Security and Administrative Tribunals. On March 21, 2023, the Federal Tribunal ruled that Drivers who have used the Uber App in 2014 qualify as employees for social security purposes. The litigations with regards to the social security contributions are still pending for years 2014 to 2021.
On June 3, 2022, the Federal Tribunal issued two rulings by which both Drivers and Couriers in the Canton of Geneva are classified as employees of Uber B.V., Uber Portier B.V. and Uber Switzerland GmbH. Following the ruling of the Federal Tribunal on Eats, the Social Security authorities claimed the payment of social security contributions since the launch of Uber Eats. We reached a settlement with the Canton of Geneva on Mobility with regards to social security implications.
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2024.
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
The NJ DOL has initiated an audit for the period of 2019 through the second quarter of 2023. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2024.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period. In 2022, we received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for the years 2018 - 2020 covering couriers who used the Postmates platform and received an assessment in June 2023. We are in the process of appealing the assessment. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2024.
Other Matters
IPO Securities Litigation
Beginning in September 2019, putative class actions were filed in California state and federal courts against us, our directors, certain of our officers, and the underwriters named in our IPO registration statement, alleging violations of securities laws in connection with our May 2019 IPO. Following dismissal of certain matters, the remaining actions have been consolidated in the Northern District of California, which granted Plaintiffs’ motion for class certification in July 2022. On April 24, 2024, the parties informed the court that they were negotiating a settlement agreement, and the court stayed the litigation. On July 19, 2024, the parties executed and publicly filed a settlement agreement, which remains subject to court approval. Separately, a shareholder filed a follow-on derivative action on behalf of the Company, against the same officers and directors, and that matter has been stayed since February 2021. The ultimate resolution of these matters is uncertain and the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2024.
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
We have received multiple assessments from the HMRC disputing our application of VAT Order 1987 for the period of March 2022 to December 2023, totaling approximately $1.2 billion (£957 million) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
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
Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2023 and June 30, 2024 were $3.5 billion and $3.4 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2023 and June 30, 2024 were $755 million and $789 million, respectively.
Uber Freight Holding Corporation
As of June 30, 2024, we own the majority of the issued and outstanding capital stock of Uber Freight Holding Corporation (“Freight Holding”) and report a non-controlling interest as further described in Note 14 – Non-Controlling Interests.
In February 2023, Freight Holding entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding and is considered non-recourse to us. As of June 30, 2024, there was no balance outstanding on Freight Holding’s revolving credit facility.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. Our carrying amounts of both assets and liabilities recognized on the condensed consolidated balance sheets related to unconsolidated VIEs were $575 million and $541 million as of December 31, 2023 and June 30, 2024, respectively. As of December 31, 2023 and June 30, 2024 our maximum exposure to loss was $686 million and $653 million, respectively. Our maximum exposure to loss includes the carrying amounts of assets and liabilities recognized on our condensed consolidated balance sheets related to the unconsolidated VIEs as well as an immaterial financial guarantee.
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
Moove
On February 12, 2021 (the “Moove Closing Date”), we entered into and completed a series of agreements with Garment Investments S.L. dba Moove (“Moove”), a vehicle fleet operator in Spain. The series of agreements included (i) an equity investment, through preferred shares, in which Uber acquired a 30% minority interest in Moove from its current shareholders at closing and up to approximately $185 million contingent on future performance of Moove and certain other conditions through the eighth anniversary of the agreement, (ii) a term loan of $213 million to Moove, due February 2026, and (iii) a commercial partnership agreement. Also included in the agreements is an option for us to purchase common stock of Moove at fair value, beginning two years after the Moove Closing Date. As of June 30, 2024, we have not exercised this option. After this series of agreements, Moove is considered a related party.
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
Our equity investment in Moove, through preferred shares, is accounted for as an investment in non-marketable equity securities included in investments on our condensed consolidated balance sheets. The term loan, of $275 million as of June 30, 2024, is accounted for as a loan receivable, carried at amortized cost, and included in other assets on our condensed consolidated balance sheets. Refer to Note 3 – Investments and Fair Value Measurement, Assets Measured at Fair Value on a Non-Recurring Basis, for additional information regarding our non-marketable equity securities.
Moove is a VIE as it lacks sufficient equity to finance its activities without future subordinated financial support. We are exposed to Moove’s economic risks and rewards through the related carrying amount of assets and liabilities and any financial guarantees, which represent variable interests.
Note 14 – Non-Controlling Interests
Freight Holding
As of both December 31, 2023 and June 30, 2024, we owned 74% of our subsidiary Freight Holding’s capital stock, or 72% and 71%, respectively, on a fully-diluted basis. The minority stockholders of Freight Holding include, among others: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) current and former employees who hold fully vested shares.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within thirty days. As of December 31, 2023 and June 30, 2024, the liability related to the supplier financing program was immaterial and the amounts are included within accounts payable on the condensed consolidated balance sheets.
Freight Series A Preferred Stock
In October 2020, Freight Holding entered into a Series A preferred stock purchase agreement (“2020 Freight Series A Preferred Stock Purchase Agreement”) with an outside investor (“2020 Freight Series A Investor”) to sell shares of Series A Preferred Stock (“Freight Series A”). Pursuant to the 2020 Freight Series A Preferred Stock Purchase Agreement, the 2020 Freight Series A Investor agreed to invest an aggregate of $500 million in Freight Holding, which occurred over two closings. The 2020 Freight Series A Investor is considered a related party to Freight Holding.
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
On October 6, 2023, the 2020 Freight Series A Investor exercised their right to require that either Freight Holding conduct an IPO or we redeem them at the Freight Series A Liquidation Preference, amounting to $849 million. Upon the redemption date in October 2024, we expect to settle the 2020 Freight Series A Investor’s Freight Series A preferred stock in cash.

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

Financial and Operational Highlights

	Three Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	137	156	14%
Trips (2)	2,282	2,765	21%
Gross Bookings (2)	$33,601	$39,952	19%	21%
Revenue	$9,230	$10,700	16%	17%
Income from operations	$326	$796	144%
Net income attributable to Uber Technologies, Inc.	$394	$1,015	158%
Adjusted EBITDA (1), (2)	$916	$1,570	71%

	Six Months Ended June 30,
	2023	2024	% Change
Net cash provided by operating activities	$1,796	$3,236	80%
Free cash flow (1)	$1,689	$3,080	82%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
Highlights for the Second Quarter 2024
In the second quarter of 2024, our MAPCs were 156 million, growing 14% compared to the same period in 2023.
Overall Gross Bookings increased to $40 billion in the second quarter of 2024, up 19%, or 21% on a constant currency basis, compared to the same period in 2023. Mobility Gross Bookings grew 27% year-over-year, on a constant currency basis primarily due to an increase in Trip volumes. Delivery Gross Bookings grew 17% year-over-year, on a constant currency basis, primarily driven by an increase in Trip volumes. Freight Gross Bookings decreased 1% year-over-year, on a constant currency basis.
Revenue was $10.7 billion, up 16% year-over-year, primarily attributable to an increase in Gross Bookings of 19%. The increase in Gross Bookings was primarily driven by an increase in Mobility Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue growth by $386 million and $299 million across Mobility and Delivery, respectively.
Net income attributable to Uber Technologies, Inc. was $1.0 billion, which includes the favorable impact of a pre-tax unrealized gain on debt and equity securities, net of $333 million primarily related to a $220 million unrealized gain on our Grab investment and a $178 million unrealized gain on our Didi investment.
Adjusted EBITDA profit was $1.6 billion, up $654 million compared to the same period in 2023. Mobility Adjusted EBITDA profit was $1.6 billion, up $397 million compared to the same period in 2023. Delivery Adjusted EBITDA profit was $588 million, up $259 million compared to the same period in 2023.
We ended the quarter with $6.3 billion in unrestricted cash, cash equivalents, and short-term investments.
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

Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including accretion of debt discount and issuance costs. For additional detail related to our debt obligations, see Note 6 – Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Income (Loss) from Equity Method Investments
Income (loss) from equity method investments primarily includes the results of our share of income or loss from our equity method investments.
Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

Revenue	$9,230	$10,700	$18,053	$20,831
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5,515	6,488	10,774	12,656
Operations and support	664	682	1,304	1,367
Sales and marketing	1,218	1,115	2,480	2,032
Research and development	808	760	1,583	1,550
General and administrative	491	686	1,433	1,895
Depreciation and amortization	208	173	415	363
Total costs and expenses	8,904	9,904	17,989	19,863
Income from operations	326	796	64	968
Interest expense	(144)	(139)	(312)	(263)
Other income (expense), net	273	420	565	(258)
Income before income taxes and income (loss) from equity method investments	455	1,077	317	447
Provision for income taxes	65	57	120	86
Income (loss) from equity method investments	4	(12)	40	(16)
Net income including non-controlling interests	394	1,008	237	345
Less: net loss attributable to non-controlling interests, net of tax	—	(7)	—	(16)
Net income attributable to Uber Technologies, Inc.	$394	$1,015	$237	$361
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	60%	61%	60%	61%
Operations and support	7%	6%	7%	7%
Sales and marketing	13%	10%	14%	10%
Research and development	9%	7%	9%	7%
General and administrative	5%	6%	8%	9%
Depreciation and amortization	2%	2%	2%	2%
Total costs and expenses	96%	93%	100%	95%
Income from operations	4%	7%	—%	5%
Interest expense	(2)%	(1)%	(2)%	(1)%
Other income (expense), net	3%	4%	3%	(1)%
Income before income taxes and income (loss) from equity method investments	5%	10%	2%	2%
Provision for income taxes	1%	1%	1%	—%
Income (loss) from equity method investments	—%	—%	—%	—%
Net income including non-controlling interests	4%	9%	1%	2%
Less: net loss attributable to non-controlling interests, net of tax	—%	—%	—%	—%
Net income attributable to Uber Technologies, Inc.	4%	9%	1%	2%

(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and six months ended June 30, 2024 compared to the same period in 2023.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Revenue	$9,230	$10,700	16%	$18,053	$20,831	15%
Three Months Ended June 30, 2024 Compared with the Same Period in 2023
Revenue increased $1.5 billion, or 16%, primarily attributable to an increase in Gross Bookings of 19%. The increase in Gross Bookings was primarily driven by an increase in Mobility Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue growth by $386 million and $299 million across Mobility and Delivery, respectively.
Six Months Ended June 30, 2024 Compared with the Same Period in 2023
Revenue increased 2.8 billion, or 15%, primarily attributable to an increase in Gross Bookings of 19%. The increase in Gross Bookings was primarily driven by an increase in Mobility Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue growth by $714 million and $713 million across Mobility and Delivery, respectively.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Cost of revenue, exclusive of depreciation and amortization	$5,515	$6,488	18%	$10,774	$12,656	17%
Percentage of revenue	60%	61%		60%	61%
Three Months Ended June 30, 2024 Compared with the Same Period in 2023
Cost of revenue, exclusive of depreciation and amortization, increased $973 million, or 18%, mainly due to a $299 million increase in insurance expense primarily due to an increase in miles driven in our Mobility business, a $283 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings in certain markets, a $145 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets, and an $88 million increase in credit card processing costs, as a result of increased Gross Bookings.
Six Months Ended June 30, 2024 Compared with the Same Period in 2023
Cost of revenue, exclusive of depreciation and amortization, increased $1.9 billion, or 17%, mainly due to a $636 million increase in insurance expense primarily due to an increase in miles driven in our Mobility business, a $612 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings, and a $323 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Operations and support	$664	$682	3%	$1,304	$1,367	5%
Percentage of revenue	7%	6%		7%	7%
Three Months Ended June 30, 2024 Compared with the Same Period in 2023
Operations and support expenses increased $18 million, or 3%, primarily attributable to a $22 million increase in employee headcount costs, a $9 million increase in stock-based compensation, and a $6 million increase in external contractor expenses, partially offset by an $18 million decrease in Driver background check costs.

Six Months Ended June 30, 2024 Compared with the Same Period in 2023
Operations and support expenses increased $63 million, or 5%, primarily attributable to a $38 million increase in stock-based compensation, a $38 million increase in employee headcount costs, and a $13 million increase in external contractor expenses, partially offset by a $29 million decrease in Driver background check costs.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Sales and marketing	$1,218	$1,115	(8)%	$2,480	$2,032	(18)%
Percentage of revenue	13%	10%		14%	10%
Three Months Ended June 30, 2024 Compared with the Same Period in 2023
Sales and marketing expenses decreased $103 million, or 8%, primarily attributable to a $173 million decrease in consumer discounts, promotions, credits and refunds to $399 million compared to $572 million in the same period in 2023, partially offset by a $67 million increase in indirect advertising and marketing. The decrease in consumer discounts, promotions, credits and refunds includes: a decrease of $685 million, primarily attributed to business model changes in some countries that classified certain sales and marketing costs as contra revenue, partially offset by a $511 million increase in consumer discounts, promotions, credits and refunds spend globally.
Six Months Ended June 30, 2024 Compared with the Same Period in 2023
Sales and marketing expenses decreased $448 million, or 18%, primarily attributable to a $508 million decrease in consumer discounts, promotions, credits and refunds to $705 million compared to $1.2 billion in the same period in 2023. The decrease in consumer discounts, promotions, credits and refunds includes: a decrease of $1.4 billion, primarily attributed to business model changes in some countries that classified certain sales and marketing costs as contra revenue, partially offset by a $919 million increase in consumer discounts, promotions, credits and refunds spend globally.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Research and development	$808	$760	(6)%	$1,583	$1,550	(2)%
Percentage of revenue	9%	7%		9%	7%
Three Months Ended June 30, 2024 Compared with the Same Period in 2023
Research and development expenses decreased $48 million, or 6%, primarily attributable to a $40 million decrease in stock-based compensation and an $11 million decrease in employee headcount costs.
Six Months Ended June 30, 2024 Compared with the Same Period in 2023
Research and development expenses decreased $33 million, or 2%, primarily attributable to a $31 million decrease in stock-based compensation.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

General and administrative	$491	$686	40%	$1,433	$1,895	32%
Percentage of revenue	5%	6%		8%	9%
Three Months Ended June 30, 2024 Compared with the Same Period in 2023
General and administrative expenses increased $195 million, or 40%, primarily attributable to a $100 million increase in other corporate expenses, a $52 million increase in legal-related accruals and expenses, and a $26 million increase in employee headcount costs.
Six Months Ended June 30, 2024 Compared with the Same Period in 2023
General and administrative expenses increased $462 million, or 32%, primarily attributable to a $355 million increase in legal-related accruals and expenses and an $82 million increase in other corporate expenses.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Depreciation and amortization	$208	$173	(17)%	$415	$363	(13)%
Percentage of revenue	2%	2%		2%	2%
Three Months Ended June 30, 2024 Compared with the Same Period in 2023
Depreciation and amortization expenses decreased $35 million, or 17%, primarily attributable to a $29 million decrease in amortization and depreciation expenses due to various acquired intangible and fixed assets becoming fully amortized and depreciated during the period.
Six Months Ended June 30, 2024 Compared with the Same Period in 2023
Depreciation and amortization expenses decreased $52 million, or 13%, primarily attributable to a $55 million decrease in amortization expenses due to various acquired intangible and fixed assets becoming fully amortized and depreciated during the period.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Interest expense	$(144)	$(139)	(3)%	$(312)	$(263)	(16)%
Percentage of revenue	(2)%	(1)%		(2)%	(1)%
Three Months Ended June 30, 2024 Compared with the Same Period in 2023
Interest expense decreased by an immaterial amount.
Six Months Ended June 30, 2024 Compared with the Same Period in 2023
Interest expense decreased by $49 million, or 16%, primarily attributable to the partial pay down of our 2030 Refinanced Term Loans and extinguishment of the 2025 Senior Notes in the last quarter of 2023.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Interest income	$107	$176	64%	$194	$335	73%
Foreign currency exchange gains (losses), net	1	(83)	**	(93)	(247)	(166)%
Unrealized gain (loss) on debt and equity securities, net	386	333	(14)%	706	(388)	**
Loss from sale of investment	(74)	—	**	(74)	—	**
Other, net	(147)	(6)	96%	(168)	42	**
Other income (expense), net	$273	$420	54%	$565	$(258)	**
Percentage of revenue	3%	4%		3%	(1)%
** Percentage not meaningful.
Three Months Ended June 30, 2024 Compared with the Same Period in 2023
Interest income increased by $69 million primarily attributable to a larger investment portfolio and higher yields compared to the same period in 2023.
Unrealized gain (loss) on debt and equity securities, net decreased by $53 million primarily due to changes in the fair value of our equity securities. In the second quarter of 2023, unrealized gain on debt and equity securities, net, primarily includes: a $466 million unrealized gain on our Aurora investment; a $225 million unrealized gain on our Grab investment; a $151 million unrealized gain on our Joby investment; partially offset by a $461 million unrealized loss on our Didi investment.
In the second quarter of 2024, unrealized gain on debt and equity securities, net, primarily includes: a $220 million unrealized gain on our Grab investment, and a $178 million unrealized gain on our Didi investment. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Six Months Ended June 30, 2024 Compared with the Same Period in 2023
Interest income increased by $141 million primarily attributable to a larger investment portfolio and higher yields compared to the same period in 2023.
Unrealized gain (loss) on debt and equity securities, net decreased by $1.1 billion primarily represents changes in the fair value of our equity securities. During the six months ended June 30, 2023, unrealized gain on debt and equity securities, net primarily includes: $521 million unrealized gain on our Aurora investment; a $177 million unrealized gain on our Joby investment; a $113 million unrealized gain on our Grab investment; partially offset by a $104 million unrealized loss on our Didi investment.
During the six months ended June 30, 2024, unrealized loss on debt and equity securities, net primarily includes: a $522 million unrealized loss on our Aurora investment; partially offset by a $109 million gain on our Didi investment and a $96 million gain on our Grab investment. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Provision for income taxes	$65	$57	(12)%	$120	$86	(28)%
Effective tax rate	14%	5%		38%	19%
Three Months Ended June 30, 2024 Compared with the Same Period in 2023
Provision for income taxes decreased by $8 million primarily driven by our foreign operations.
Six Months Ended June 30, 2024 Compared with the Same Period in 2023
Provision for income taxes decreased by $34 million primarily driven by our foreign operations and the deferred U.S. tax impact related to our investment in Aurora.
Income (loss) from Equity Method Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Income (loss) from equity method investments	$4	$(12)	**	$40	$(16)	**
Percentage of revenue	—%	—%		—%	—%
** Percentage not meaningful.
Three and Six Months Ended June 30, 2024 Compared with the Same Periods in 2023
The changes in income (loss) from equity method investments were not material.
Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 11 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Mobility	$4,894	$6,134	25%	$9,224	$11,767	28%
Delivery	3,057	3,293	8%	6,150	6,507	6%
Freight	1,279	1,273	—%	2,679	2,557	(5)%
Total revenue	$9,230	$10,700	16%	$18,053	$20,831	15%
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Mobility	$1,170	$1,567	34%	$2,230	$3,046	37%
Delivery	329	588	79%	617	1,116	81%
Freight	(14)	(12)	14%	(37)	(33)	11%
Corporate G&A and Platform R&D (1)	(569)	(573)	(1)%	(1,133)	(1,177)	(4)%
Adjusted EBITDA (2)	$916	$1,570	71%	$1,677	$2,952	76%
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
Mobility Segment
For the three months ended June 30, 2024 compared to the same period in 2023, Mobility revenue increased $1.2 billion, or 25%, and Mobility Adjusted EBITDA profit increased $397 million, or 34%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 23%, driven by an increase in Trip volumes. The increase in Mobility revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue growth by $386 million.
Mobility Adjusted EBITDA profit increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $299 million increase in insurance expense primarily due to an increase in miles driven and a $283 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization.
For the six months ended June 30, 2024 compared to the same period in 2023, Mobility revenue increased $2.5 billion, or 28%, and Mobility Adjusted EBITDA profit increased $816 million, or 37%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 24%, driven by an increase in Trip volumes. The increase in Mobility revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue growth by $714 million.
Mobility Adjusted EBITDA profit increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $636 million increase in insurance expense primarily due to an increase in miles driven and a $612 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization.
Delivery Segment
For the three months ended June 30, 2024 compared to the same period in 2023, Delivery revenue increased $236 million, or 8%, and Delivery Adjusted EBITDA profit increased $259 million, or 79%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 16%, driven by an increase in Trip volumes. The increase in Delivery revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue growth by $299 million.
Delivery Adjusted EBITDA profit increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $145 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization.
For the six months ended June 30, 2024 compared to the same period in 2023, Delivery revenue increased $357 million, or 6%, and Delivery Adjusted EBITDA profit increased $499 million, or 81%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 17%, driven by an increase in Trip volumes. The increase in Delivery revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue growth by $713 million.

Delivery Adjusted EBITDA profit increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $323 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization.
Freight Segment
For the three months ended June 30, 2024 compared to the same period in 2023, Freight revenue decreased $6 million, and Freight Adjusted EBITDA increased $2 million, or 14%.
Freight revenue remained flat primarily attributable to flat Freight Gross Bookings due to an increase in volume, offset by lower revenue per load.
Freight Adjusted EBITDA improvement was primarily attributable to a $7 million decrease in operating expenses, partially offset by a $3 million increase in Freight Carrier payments recorded in cost of revenue, exclusive of depreciation and amortization.
For the six months ended June 30, 2024 compared to the same period in 2023, Freight revenue decreased $122 million, or 5%, and Freight Adjusted EBITDA increased $4 million, or 11%.
Freight revenue decreased primarily attributable to a decrease in Freight Gross Bookings due to lower revenue per load as a result of the challenging freight market cycle.
Freight Adjusted EBITDA improvement was primarily attributable to a $104 million decrease in Freight Carrier payments recorded in cost of revenue, exclusive of depreciation and amortization, partially offset by a $122 million decrease in Freight revenue.
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

Gross Bookings. We define Gross Bookings as the total dollar value, including any applicable taxes, tolls, and fees, of: Mobility rides, Delivery orders (in each case without any adjustment for consumer discounts and refunds, Driver and Merchant earnings, and Driver incentives) and Freight revenue. Gross Bookings do not include tips earned by Drivers. Gross Bookings are an indication of the scale of our current platform, which ultimately impacts revenue.

	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024

Mobility	$13,684	$14,894	$14,981	$16,728	$17,903	$19,285	$18,670	$20,554
Delivery	13,684	14,315	15,026	15,595	16,094	17,011	17,699	18,126
Freight	1,751	1,540	1,401	1,278	1,284	1,279	1,282	1,272
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net income attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Adjusted EBITDA	$916	$1,570	71%	$1,677	$2,952	76%
Three Months Ended June 30, 2024 Compared with the Same Period in 2023
Adjusted EBITDA profit was $1.6 billion, improving $654 million from an Adjusted EBITDA profit of $916 million from the same period in 2023. The improvement was primarily attributable to a $397 million increase in Mobility Adjusted EBITDA profit and a $259 million improvement in Delivery Adjusted EBITDA profit.
Six Months Ended June 30, 2024 Compared with the Same Period in 2023
Adjusted EBITDA profit was $3.0 billion, improved $1.3 billion from an Adjusted EBITDA profit of $1.7 billion from the same period in 2023. The improvement was primarily attributable to a $816 million increase in Mobility Adjusted EBITDA profit and a $499 million improvement in Delivery Adjusted EBITDA profit, partially offset by a $44 million increase in Corporate G&A and Platform R&D costs.

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
 The following table presents a reconciliation of net income attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2024	2023	2024

Adjusted EBITDA reconciliation:

Net income attributable to Uber Technologies, Inc.	$394	$1,015	$237	$361
Add (deduct):
Net loss attributable to non-controlling interests, net of tax	—	(7)	—	(16)
(Income) loss from equity method investments	(4)	12	(40)	16
Provision for income taxes	65	57	120	86
Other (income) expense, net	(273)	(420)	(565)	258
Interest expense	144	139	312	263
Income from operations	326	796	64	968
Add (deduct):
Depreciation and amortization	208	173	415	363
Stock-based compensation expense	504	455	974	939
Legal, tax, and regulatory reserve changes and settlements	(155)	134	95	661
Goodwill and asset impairments/loss on sale of assets	16	—	83	(3)
Acquisition, financing and divestitures related expenses	10	3	18	8
Gain on lease arrangement, net	(2)	—	(3)	—
Restructuring and related charges	9	9	31	16
Adjusted EBITDA	$916	$1,570	$1,677	$2,952
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Six Months Ended June 30,
(In millions)	2023	2024

Free cash flow reconciliation:

Net cash provided by operating activities	$1,796	$3,236
Purchases of property and equipment	(107)	(156)
Free cash flow	$1,689	$3,080

Liquidity and Capital Resources

	Six Months Ended June 30,
(In millions)	2023	2024

Net cash provided by operating activities	$1,796	$3,236
Net cash provided by (used in) investing activities	9	(1,918)
Net cash used in financing activities	(65)	(291)
Operating Activities
Net cash provided by operating activities was $3.2 billion for the six months ended June 30, 2024, primarily consisting of $345 million of net income, adjusted for certain non-cash items, which primarily includes: $939 million of stock-based compensation expense; $388 million in unrealized losses on debt and equity securities, net; and $375 million of depreciation and amortization expense. In addition, cash consumed by working capital decreased by $1.1 billion. The decrease in cash consumed by working capital was primarily driven by an increase in our accrued insurance reserves and accrued expenses and other liabilities, partially offset by an increase in accounts receivable and prepaid expenses and other assets.
Net cash provided by operating activities was $1.8 billion for the six months ended June 30, 2023, primarily consisting of $237 million of net income, adjusted for certain non-cash items, which primarily includes: $974 million of stock-based compensation expense; $415 million depreciation and amortization expense; $78 million in impairment of goodwill, long-lived assets and other assets; and a $74 million loss from sale of investment, partially offset by $706 million in unrealized gains from equity securities. In addition, cash consumed by working capital decreased by $609 million. The decrease in cash consumed by working capital was primarily driven by an increase in our accrued insurance reserves and a decrease in accounts receivable, partially offset by a decrease in accrued expenses and other current liabilities and increase in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities was $1.9 billion for the six months ended June 30, 2024, primarily consisting of purchases of marketable securities of $5.3 billion, purchases of non-marketable equity securities of $232 million, and $156 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $3.9 billion.
Net cash provided by investing activities was $9 million for the six months ended June 30, 2023, primarily consisting of proceeds from maturities and sales of marketable securities of $1.6 billion and $703 million proceeds from the sale of an equity method investment, partially offset by purchases of marketable securities of $2.2 billion, and $107 million in purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $291 million for the six months ended June 30, 2024, primarily consisting of $325 million of repurchases of common stock and $77 million of principal payments of finance leases, partially offset by $103 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
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
Other Information
As of June 30, 2024, $2.4 billion of our $4.5 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities.
We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of June 30, 2024, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.
Share Repurchase Program
In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock (the “Share Repurchase Program”). The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases and accelerated share repurchases. The exact number of shares to be repurchased by us, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice. As of June 30, 2024, we had $6.7 billion available to repurchase shares pursuant to our Share Repurchase Program. For additional information, see Note 8 – Stockholders' Equity in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Freight Series A Preferred Stock
On October 6, 2023, the 2020 Freight Series A Investor exercised their right to require that either Freight Holding conduct an IPO or we redeem them at the Freight Series A Liquidation Preference, amounting to $849 million. Upon the redemption date in October 2024, we expect to settle the 2020 Freight Series A Investor’s Freight Series A preferred stock in cash. For additional information, see Note 14 – Non-Controlling Interests in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Income Tax Matters
As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK is a merchant of transportation and is required to remit VAT. Uber UK is remitting VAT under the Value Added (Tour Operators) Order 1987 (“VAT Order 1987”), which allows for VAT remittance on a calculated margin, rather than on Gross Bookings.
We have received multiple assessments from the HMRC disputing our application of VAT Order 1987 for the period of March 2022 to December 2023, totaling approximately $1.2 billion (£957 million) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments. The payments are recorded as a receivable because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to prior or future periods, which we will be required to pay in order to continue with the appeals process. Any payments are expected to decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal.
Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated. As of June 30, 2024, there have been no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $182 million as of June 30, 2024.
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
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $7.0 billion and $7.9 billion as of December 31, 2023 and June 30, 2024, respectively. Marketable debt securities classified as restricted investments and short-term investments totaled $6.9 billion as of June 30, 2024. As of June 30, 2024, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held affiliates and public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held affiliates and recently public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of June 30, 2024, the carrying value of our investments was $6.5 billion, including equity method investments.
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
We have experienced and will continue to experience fluctuations in our net income/(loss) as a result of transaction gains or (losses) related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. In the second quarter of 2024, we entered into foreign currency derivative contracts to mitigate the foreign currency exchange risk of our assets and liabilities denominated in currencies other than the functional currency. These contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements on our assets and liabilities.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended June 30, 2024 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 12 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
Legal Proceedings That Are Not Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended June 30, 2024 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
•We have experienced and may experience security or data privacy breaches or other unauthorized or improper access to, acquisition of, use of, alteration of or destruction of our proprietary or confidential data, employee data, or platform user data.
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
In November 2020, California voters approved Proposition 22, a California state ballot initiative that provides a framework for drivers that use platforms like ours for independent work. Proposition 22 went into effect in December 2020 and we expect that

Drivers will be able to maintain their status as independent contractors under California law and that we and our competitors will be required to comply with the provisions of Proposition 22. Although our stipulation to dissolve the California Attorney General’s preliminary injunction was granted in April 2021, that litigation remains pending, and we also may face liability relating to periods before the effective date of Proposition 22. The California Supreme Court upheld the constitutionality of Proposition 22; however, legal challenges, including constitutional challenges, to Proposition 22 may continue to be filed.
We face similar challenges in other jurisdictions within the United States and abroad. For example, in July 2020, the Massachusetts Attorney General filed a complaint against Uber and Lyft, alleging that drivers are misclassified, and seeking an injunction. That case was resolved in June 2024 with the understanding that drivers would continue to be classified as independent contractors. If we do not prevail in current litigation or similar actions that may be brought in the future, we may be required to treat Drivers as employees and/or make other changes to our business model in certain jurisdictions. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees, we would incur significant additional expenses for compensating Drivers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. In this case, we anticipate significant price increases for Riders to offset these additional costs; however, we believe that the financial impact to Uber would be moderated by the likelihood of other industry participants being similarly affected. Additionally, we may not have adequate Driver supply as Drivers may opt out of our platform given the loss of flexibility under an employment model, and we may not be able to hire a majority of the Drivers currently using our platform. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business, results of operations, financial position and cash flows.
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
In addition, reclassification of Drivers as employees, workers or quasi-employees where those statuses exist, have and could lead to groups of Drivers becoming represented by labor unions and similar organizations. For example, in May 2021, we formally recognized a UK driver union and in 2024, voters in Massachusetts will decide whether to adopt a ballot initiative allowing drivers to collectively bargain as independent contractors. If a significant number of Drivers were to become unionized and collective bargaining agreement terms were to deviate significantly from our business model, our business, financial condition, operating results and cash flows could be materially adversely affected. In addition, a labor dispute involving Drivers may harm our reputation, disrupt our operations and reduce our net revenues, and the resolution of labor disputes may increase our costs.
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
•Freight. Our Freight offering competes with global and North American freight brokers and managed transportation providers such as C.H. Robinson, Total Quality Logistics, RXO, XPO, Echo Global Logistics, DHL, and NEXT Trucking.
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
Additionally, if we are unable to obtain regulatory approval of any acquisitions, we may not ultimately consummate such acquisitions, may be required to pay termination fees or may consummate them only in jurisdictions where antitrust approval is obtained. Further, in order to obtain regulatory approval of acquisitions, we may be required to divest all or part of our or the target company’s operations or agree to other remedies. Any such remedies could result in additional competition in some or all markets.
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
We incurred operating losses of $3.8 billion and $1.8 billion in the years ended December 31, 2021 and 2022, respectively, and, as of June 30, 2024, we had an accumulated deficit of $30.2 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve or maintain profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may continue to incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Revenue Margin. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative Revenue Margin with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to achieve or maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem, Postmates or other acquired companies, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
As of June 30, 2024, we had approximately 30,400 global employees, of whom approximately 17,500 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
As of June 30, 2024, we operated in approximately 70 countries. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors.

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
We have invested, and we may continue to invest, substantial amounts in companies with whom we partner to offer autonomous vehicle technologies on our platform. For example, in January 2021, we completed the merger of our autonomous technologies business with Aurora, and included a $400 million investment in the combined company and a commercial agreement pursuant to which we and Aurora will collaborate with respect to the launch and commercialization of self-driving vehicles on our ridesharing network. We believe that autonomous vehicle technologies may have the ability to meaningfully impact the industries in which we compete and that autonomous vehicles present substantial opportunities. Several companies other than Aurora, including Waymo, Cruise Automation, Tesla, Apple, Zoox (a subsidiary of Amazon), Aptiv, and Nuro, are developing autonomous vehicle technologies, either alone or through collaborations with car manufacturers, and we expect that they will use such technology to further compete with us in the mobility, delivery, or logistics industries. Waymo has already introduced a commercialized ridehailing fleet of autonomous vehicles, and it is possible that our competitors could introduce autonomous vehicle offerings earlier than we will be able to offer autonomous vehicles on our platform through our commercial agreement with Aurora or other partners. In the event that our competitors bring autonomous vehicles to market before we are able to offer autonomous vehicles on our platform, or their technology is or is perceived to be superior to the technology of parties with which we partner to offer autonomous vehicles on our platform, they may be able to leverage such technology to compete more effectively with us, which would adversely impact our financial performance and our prospects. For example, use of autonomous vehicles could substantially reduce the cost of providing ridesharing, delivery, or logistics services, which could allow competitors to offer such services at a substantially lower price as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our financial performance and prospects would be adversely impacted.
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
We collect, use, and process a variety of personal data, such as email addresses, mobile phone numbers, profile photos, location information, drivers’ license numbers and Social Security numbers of Drivers, consumer payment card information, and Driver and merchant bank account information. As such, we are an attractive target of data security attacks by third parties and insiders. Any failure to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration or destruction of, any such data could result in significant liability and a material loss of revenue resulting from the adverse impact on our reputation and brand, a diminished ability to retain or attract new platform users, and disruption to our business. We rely on third-party service providers to host or otherwise process some of our data and that of platform users, and they have experienced, and may again experience, security and privacy incidents. Any failure by such third party to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such data could have similar adverse consequences for us.
Because the techniques used to obtain unauthorized access, disable or degrade services, or sabotage systems change frequently and are often unrecognizable until launched against a target, we may be unable to anticipate these techniques and implement adequate preventative measures. Our servers, internal systems, and platform may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Individuals able to circumvent our security measures may misappropriate confidential, proprietary, or personal information held by or on behalf of us, disrupt our operations, damage our computers, or otherwise damage our business. In addition, we may need to expend significant resources to protect against security breaches or mitigate the impact of any such breaches, including potential liability that may not be limited to the amounts covered by our insurance.
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
Various other factors may also cause system failures or security breaches, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, intentional acts or errors by our employees or third-party service providers, or breaches in the security of these systems or platforms. For example, fraudsters may attempt to induce employees, contractors, or platform users to disclose information to gain access to our data or the data of platform users. If our incident response, disaster recovery, and business continuity plans do not resolve these issues in an effective manner, they could result in adverse impacts to our business operations and our financial results. Because of our prominence, the number of platform users, and the types and volume of personal data on our systems, we may be a particularly attractive target for such attacks. Although we have developed, and continue to develop, systems and processes that are designed to protect our data and that of platform users, and to prevent data loss, undesirable activities on our platform, and security breaches, we cannot guarantee that such measures will provide absolute security. Our efforts on this front may be unsuccessful as a result of, for example, software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve, and we may incur significant costs in protecting against or remediating cyber-attacks. Any actual or perceived failure to maintain the performance, reliability, security, and availability of our products, offerings, and technical infrastructure to the satisfaction of platform users and certain regulators would likely harm our reputation and result in loss of revenue from the adverse impact to our reputation and brand, disruption to our business, and our decreased ability to attract and retain Drivers, consumers, merchants, Shippers, and Carriers.

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
Our growing use of artificial intelligence (“AI”) (including machine learning) in our business and offerings presents additional risks. This technology presents a number of risks inherent in its use. AI algorithms or automated decision-making or processing of data may be flawed and datasets may be insufficient or contain biased information, which can create inaccurate or discriminatory outcomes. AI tools and algorithms may use third-party AI with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. Europe, the United States and other countries are enacting or may consider comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that European lawmakers have passed the first such framework, expected to come into effect in 2024. Further, more specific AI-related laws and regulations have been enacted, and are expected to continue to be enacted, around the world. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including certain decisions based (whether partially or solely) on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning and algorithms or AI-generated content, have and could impair the acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These and other deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI ethically in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.
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
As of June 30, 2024, we had total outstanding indebtedness of $9.5 billion aggregate principal amount. In addition, up to approximately $128 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of June 30, 2024. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
Because we conduct a significant and may conduct a growing portion of our business in currencies other than the U.S. dollar but report our consolidated financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. As exchange rates vary, revenue, cost of revenue, exclusive of depreciation and amortization, operating expenses, other income and expense, and assets and liabilities, when translated, may also vary materially and thus affect our overall financial results. Although we have entered into and may in the future enter into hedging arrangements to manage foreign currency translation, such activity may not completely eliminate fluctuations in our operating results due to currency exchange rate changes. Hedging arrangements are inherently risky, and we have limited experience establishing hedging programs, which could expose us to additional risks that could adversely affect our financial condition and operating results.
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
Payments made by platform users with payment instruments or payment accounts issued in jurisdictions such as the EEA, the UK and Mexico for services provided through our platform may be subject to Strong Customer Authentication (“SCA”) regulatory requirements. In many cases, SCA will require a platform user to engage in additional steps to authenticate each payment transaction. These additional authentication requirements in the EEA, UK and Mexico or similar requirements, such as tokenization, in other countries may make our platform user experience substantially less convenient, and such loss of convenience could meaningfully reduce the frequency with which platform users use our platform or could cause some platform users to stop using our platform entirely, which could adversely affect our business, financial condition, operating results, and prospects. Further, as a result of implementing SCA, many payment transactions on our platform may fail to be authenticated due to platform users not completing all necessary authentication steps. Thus, in some cases, we may not receive payment from consumers in advance of paying Drivers for services received by those users. A substantial increase in the frequency with which we make Driver payments without having received corresponding payments from consumers could adversely affect our business, financial condition, operating results, and prospects.
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
Further, our payment system is susceptible to illegal and improper uses, including fraud on our platform such as fraud against us or platform users, money laundering, terrorist financing, fraudulent sales of goods or services, and payments to sanctioned parties. We have invested and will need to continue to invest substantial resources to comply with applicable anti-money laundering and sanctions laws, and in certain jurisdictions, such as the EEA, the UK and Mexico to conduct appropriate risk assessments and implement appropriate controls as a regulated financial service provider. Government authorities may seek to bring legal action against us if our payment system is used for improper or illegal purposes or if our enterprise risk management or controls in certain jurisdictions such as the EEA, the UK and Mexico are not adequately assessed, updated, or implemented, and any such action could result in financial or reputational harm to our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
	(in thousands)		(in thousands)	(in millions)
April 1, 2024 to April 30, 2024	843	$70.27	843	$6,941
May 1, 2024 to May 31, 2024	2,241	$65.45	2,241	$6,794
June 1, 2024 to June 30, 2024	1,754	$67.89	1,754	$6,675
Total	4,838		4,838
(1) Average price paid per share excludes broker commissions and fees.
(2) In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock. For additional information, refer to Note 8 – Stockholders' Equity in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On June 5, 2024, Tony West, Chief Legal Officer and Corporate Secretary, terminated his pre-arranged stock trading plan which was adopted on June 16, 2023. The trading plan was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. West’s plan provided for the potential sale of up to 75,000 shares of Uber common stock between November 10, 2023 and September 30, 2024.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	X
3.2	Amended and Restated Bylaws of the Registrant.		10-K	001-38902	3.2	February 15, 2024
10.1+	Third Amendment to the Google Maps Master Agreement - Platform Rides and Deliveries Solution Service Schedule, dated April 22, 2024, among Google LLC and the Registrant.	X
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

UBER TECHNOLOGIES, INC.

Date: August 6, 2024	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2024	By: /s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Chief Financial Officer
(Principal Financial Officer)