Form 10-Q
period 2024-09-30
Uber Technologies, Inc
filed 2024-10-31
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of October 28, 2024 was 2,105,709,325.

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
•the impact of a catastrophic event such as a disease, weather event, war, or terrorist attack on our business, results of operations, financial position and cash flows; and
•our ability to implement, maintain, and improve our internal control over financial reporting.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2023	As of September 30, 2024
Assets
Cash and cash equivalents	$4,680	$6,150
Short-term investments	727	2,913
Restricted cash and cash equivalents	805	933
Accounts receivable, net of allowance of $91 and $83, respectively	3,404	3,719
Prepaid expenses and other current assets	1,681	1,616
Total current assets	11,297	15,331
Restricted cash and cash equivalents	1,519	1,920
Restricted investments	4,779	6,552
Investments	6,101	7,921
Equity method investments	353	314
Property and equipment, net	2,073	1,982
Operating lease right-of-use assets	1,241	1,190
Intangible assets, net	1,425	1,192
Goodwill	8,151	8,086
Other assets	1,760	2,629
Total assets	$38,699	$47,117
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$790	$802
Short-term insurance reserves	2,077	2,523
Operating lease liabilities, current	190	178
Accrued and other current liabilities	6,397	7,332
Total current liabilities	9,454	10,835
Long-term insurance reserves	4,909	6,623
Long-term debt, net of current portion	9,459	10,986
Operating lease liabilities, non-current	1,550	1,496
Other long-term liabilities	645	638
Total liabilities	26,017	30,578
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	654	946
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,071,144 and 2,104,178 shares issued and outstanding, respectively	—	—
Additional paid-in capital	42,264	42,825
Accumulated other comprehensive loss	(421)	(424)
Accumulated deficit	(30,594)	(27,621)
Total Uber Technologies, Inc. stockholders' equity	11,249	14,780
Non-redeemable non-controlling interests	779	813
Total equity	12,028	15,593
Total liabilities, redeemable non-controlling interests and equity	$38,699	$47,117
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue	$9,292	$11,188	$27,345	$32,019
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5,626	6,761	16,400	19,417
Operations and support	683	687	1,987	2,054
Sales and marketing	941	1,096	3,421	3,128
Research and development	797	774	2,380	2,324
General and administrative	646	630	2,079	2,525
Depreciation and amortization	205	179	620	542
Total costs and expenses	8,898	10,127	26,887	29,990
Income from operations	394	1,061	458	2,029
Interest expense	(166)	(143)	(478)	(406)
Other income (expense), net	(52)	1,851	513	1,593
Income before income taxes and income (loss) from equity method investments	176	2,769	493	3,216
Provision for (benefit from) income taxes	(40)	158	80	244
Income (loss) from equity method investments	3	(12)	43	(28)
Net income including non-controlling interests	219	2,599	456	2,944
Less: net loss attributable to non-controlling interests, net of tax	(2)	(13)	(2)	(29)
Net income attributable to Uber Technologies, Inc.	$221	$2,612	$458	$2,973
Net income per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$0.11	$1.24	$0.23	$1.42
Diluted	$0.10	$1.20	$0.20	$1.36
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	2,044,688	2,101,660	2,027,148	2,090,809
Diluted	2,108,479	2,154,466	2,080,686	2,153,183
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net income including non-controlling interests	$219	$2,599	$456	$2,944
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(37)	27	(35)	(22)
Change in unrealized gain (loss) on investments in available-for-sale debt securities	—	28	(2)	19
Other comprehensive income (loss), net of tax	(37)	55	(37)	(3)
Comprehensive income including non-controlling interests	182	2,654	419	2,941
Less: comprehensive loss attributable to non-controlling interests	(2)	(13)	(2)	(29)
Comprehensive income attributable to Uber Technologies, Inc.	$184	$2,667	$421	$2,970
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

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2023	$654	2,071,144	$—	$42,264	$(421)	$(30,594)	$779	$12,028
Exercise of stock options	—	2,421	—	18	—	—	—	18
Stock-based compensation	—	—	—	493	—	—	—	493
Issuance of common stock for settlement of RSUs	—	13,160	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(478)	—	(36)	—	—	—	(36)
Unrealized loss on investments in available-for-sale debt securities, net of tax	—	—	—	—	(8)	—	—	(8)
Foreign currency translation adjustment	(2)	—	—	—	(8)	—	—	(8)
Recognition of non-controlling interest upon capital investment	19	—	—	—	—	—	—	—
Net income (loss)	(20)	—	—	—	—	(654)	11	(643)
Other	—	—	—	4	—	—	—	4
Balance as of March 31, 2024	651	2,086,247	—	42,743	(437)	(31,248)	790	11,848
Exercise of stock options	—	2,760	—	73	—	—	—	73
Exercise of restricted stock units	—	469	—	—	—	—	—	—
Stock-based compensation	—	—	—	470	—	—	—	470
Issuance of common stock for settlement of RSUs	—	10,488	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	2,893	—	103	—	—	—	103
Shares withheld related to net share settlement	—	(68)	—	(5)	—	—	—	(5)
Repurchase of common stock	—	(4,838)	—	(326)	—	—	—	(326)
Unrealized gain (loss) on investments in available-for-sale debt securities, net of tax	—	—	—	—	(1)	—	—	(1)
Foreign currency translation adjustment	(1)	—	—	—	(41)	—	—	(41)
Net income (loss)	(19)	—	—	—	—	1,015	12	1,027
Other	—	—	—	4	—	—	—	4
Balance as of June 30, 2024	631	2,097,951	—	43,062	(479)	(30,233)	802	13,152
Exercise of stock options	—	1,650	—	25	—	—	—	25
Stock-based compensation	—	—	—	452	—	—	—	452
Issuance of common stock for settlement of RSUs	—	9,924	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(54)	—	(4)	—	—	—	(4)
Repurchase of common stock	—	(5,293)	—	(375)	—	—	—	(375)
Re-measurement of non-controlling interest	338		—	(338)	—	—	—	(338)

Unrealized gain (loss) on investments in available-for-sale debt securities, net of tax		—	—	—	28	—	—	28
Foreign currency translation adjustment	1	—	—	—	27	—	—	27
Net income (loss)	(24)	—	—	—	—	2,612	11	2,623
Other	—	—	—	3	—	—	—	3
Balance as of September 30, 2024	$946	2,104,178	$—	$42,825	$(424)	$(27,621)	$813	$15,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2024
Cash flows from operating activities
Net income including non-controlling interests	$456	$2,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	620	561
Bad debt expense	63	47
Stock-based compensation	1,466	1,377
Deferred income taxes	32	101
Loss (income) from equity method investments, net	(43)	28
Unrealized gain on debt and equity securities, net	(610)	(1,276)
Loss from sale of investment	74	—
Impairments of goodwill, long-lived assets and other assets	77	—
Unrealized foreign currency transactions	156	173
Other	(25)	(169)
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(363)	(388)
Prepaid expenses and other assets	(1,181)	(664)
Operating lease right-of-use assets	141	137
Accounts payable	86	24
Accrued insurance reserves	1,616	2,161
Accrued expenses and other liabilities	334	488
Operating lease liabilities	(137)	(157)
Net cash provided by operating activities	2,762	5,387
Cash flows from investing activities
Purchases of property and equipment	(168)	(198)
Purchases of non-marketable equity securities	(42)	(288)
Purchases of marketable securities	(5,930)	(9,745)
Proceeds from maturities and sales of marketable securities	2,993	5,767
Proceeds from sale of equity method investment	721	17
Other investing activities	19	(163)
Net cash used in investing activities	(2,407)	(4,610)
Cash flows from financing activities
Issuance of term loans and notes, net of issuance costs	1,121	3,972
Principal repayment on term loan and notes	(1,150)	(1,986)
Principal repayments on Careem Notes	(25)	—
Principal payments on finance leases	(118)	(122)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	85	103
Repurchases of common stock	—	(697)
Other financing activities	(54)	40
Net cash provided by (used in) financing activities	(141)	1,310
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(26)	(88)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	188	1,999

Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	6,677	7,004
End of period	$6,865	$9,003

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$4,448	$6,150
Restricted cash and cash equivalents-current	833	933
Restricted cash and cash equivalents-non-current	1,584	1,920
Total cash and cash equivalents, and restricted cash and cash equivalents	$6,865	$9,003

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$469	$399
Income taxes, net of refunds	170	242
Non-cash investing and financing activities:
Finance lease obligations	203	3
Right-of-use assets obtained in exchange for lease obligations	47	97
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
Prior period amounts on the condensed consolidated balance sheet, and notes thereto, have been reclassified to conform to the current period presentation. Certain insurance reserves in accrued and other current liabilities and other long-term liabilities were reclassified to short-term and long-term insurance reserves, respectively. These reclassifications had no impact on our previously reported total assets, total liabilities, results of operations, comprehensive income or net cash flows from operating, financing or investing activities.
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
Recently Adopted Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. We adopted the ASU on January 1, 2024. The additional required disclosures did not have a material impact on our condensed consolidated financial statements.
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
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Mobility revenue (1)	$5,071	$6,409	$14,295	$18,176
Delivery revenue (1)	2,935	3,470	9,085	9,977
Freight revenue	1,286	1,309	3,965	3,866
Total revenue	$9,292	$11,188	$27,345	$32,019
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
United States and Canada ("US&CAN")	$4,940	$6,006	$15,201	$17,304
Latin America ("LatAm")	642	679	1,834	2,068
Europe, Middle East and Africa ("EMEA")	2,560	3,196	7,066	8,939
Asia Pacific ("APAC")	1,150	1,307	3,244	3,708
Total revenue	$9,292	$11,188	$27,345	$32,019

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

Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2023	September 30, 2024
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$253	$628
Commercial paper	288	864
Corporate bonds	181	1,412
Certificates of deposit	5	9
Short-term investments	$727	$2,913

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$4,426	$5,511
Commercial paper	17	173
Corporate bonds	77	805
Certificates of deposit	259	63
Restricted investments	$4,779	$6,552

Classified as investments:
Non-marketable equity securities:
Didi	$2,245	$2,677
Other (2)	329	635
Marketable equity securities:
Grab	1,806	2,036
Aurora (3)	1,425	1,930
Other	170	512
Note receivable from a related party (2)	126	131
Investments	$6,101	$7,921
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

	As of December 31, 2023				As of September 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,153	$—	$—	$1,153	$1,143	$—	$—	$1,143
U.S. government and agency securities	—	4,840	—	4,840	—	6,406	—	6,406
Commercial paper	—	351	—	351	—	1,462	—	1,462
Corporate bonds	—	263	—	263	—	2,229	—	2,229
Certificates of deposit	—	266	—	266	—	86	—	86
Non-marketable equity securities	—	—	—	—	—	—	10	10
Marketable equity securities	3,401	—	—	3,401	4,478	—	—	4,478
Note receivable from a related party	—	—	126	126	—	—	131	131
Total financial assets	$4,554	$5,720	$126	$10,400	$5,621	$10,183	$141	$15,945
During the nine months ended September 30, 2024, we did not make any transfers into or out of Level 3 of the fair value hierarchy.
Debt Securities
As of December 31, 2023, the amortized cost of our debt securities approximates fair value. We did not record any material unrealized gains or losses as of December 31, 2023.
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities (in millions):

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$6,391	$15	$—	$6,406
Commercial paper	1,459	3	—	1,462
Corporate bonds	2,222	7	—	2,229
Certificates of deposit	86	—	—	86
Total	$10,158	$25	$—	$10,183
As of December 31, 2023 and September 30, 2024, there were no allowance for credit losses related to our debt securities. The weighted-average remaining maturity of our debt securities was less than one year as of September 30, 2024.
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
As of September 30, 2024, the fair value of our outstanding derivative assets and liabilities were not material. Derivative assets are recorded in prepaid expenses and other current assets and derivative liabilities are recorded in accrued and other current liabilities on our condensed consolidated balance sheets.
We did not record any material realized or unrealized gains or losses for our financial derivative instruments during the three and nine months ended September 30, 2024.
We have master netting arrangements with certain counterparties to our foreign currency exchange contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. We have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. As of September 30, 2024, there were no rights of set-off associated with our foreign currency exchange contracts.

The total notional amount of outstanding derivatives not designated as hedging instruments was $1.3 billion as of September 30, 2024.
Delivery Hero Investment
In May 2024, we paid $300 million to purchase approximately 8.4 million newly issued ordinary shares of Delivery Hero. In connection with the Delivery Hero investment, we entered into a definitive agreement to acquire Foodpanda Taiwan. Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies for further details on the pending acquisition.
As of September 30, 2024, our investment in Delivery Hero was classified as a marketable equity security with a readily determinable fair value (Level 1) measured at fair value on a recurring basis. We recognized an unrealized gain of $141 million and $113 million on this investment in other income (expense), net in our condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively.
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
As of December 31, 2023 and September 30, 2024, our Level 3 non-marketable equity securities and note receivable from a related party primarily consist of common stock investments and convertible secured notes that may be converted into common or preferred stock in privately held companies without readily determinable fair values.
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
Financial Assets Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets measured and recorded at fair value on a recurring basis as of September 30, 2024, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Equity Securities	Note Receivable
Balance as of December 31, 2023	$—	$126
Change in fair value
Included in earnings	10	5
Balance as of September 30, 2024	$10	$131
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
Didi Investment
As of December 31, 2023 and September 30, 2024, we measured the fair value of our Didi investment based on the closing share price of the Didi American Depositary Shares on the over-the-counter market as an observable transaction for similar securities. During the three and nine months ended September 30, 2023, we recognized an unrealized gain of $132 million and $29 million, respectively, in other income (expense), net in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, we recognized an unrealized gain of $322 million and $432 million, respectively, in other income (expense), net in our condensed consolidated statements of operations.
We did not record any other material unrealized or realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2023 and 2024.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2023	September 30, 2024
Initial cost basis	$1,727	$2,030
Upward adjustments	1,960	2,459
Downward adjustments (including impairment)	(1,113)	(1,187)
Total carrying value at the end of the period	$2,574	$3,302
Note 4 – Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of
	December 31, 2023	September 30, 2024
Careem Technologies	$300	$258
Other	53	56
Total equity method investments	$353	$314
MLU B.V. Investment
During 2018, we closed a transaction that contributed the net assets of our Uber/CIS operations into a newly formed private limited liability company (“MLU B.V.”), with Yandex N.V. (“Yandex”) and us holding ownership interests in MLU B.V.
Sale of Our Remaining Interest in MLU B.V.
On April 21, 2023, we entered into and closed on a definitive agreement to sell our remaining 29% equity interest in MLU B.V. to Yandex for $703 million in cash and recognized an immaterial loss from this transaction recorded in other income (expense), net in our condensed consolidated statement of operations during the nine months ended September 30, 2023. After this transaction, we no longer had an equity interest in MLU B.V.
As part of our sale of our remaining interest in MLU B.V. to Yandex during the second quarter of 2023, we recognized an immaterial gain in other income (expense), net in our condensed consolidated statement of operations during the nine months ended September 30, 2023 related to an extinguished option we had granted to Yandex to acquire our remaining equity interest in MLU B.V.
Note 5 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by segment for the nine months ended September 30, 2024 (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2023	$2,337	$4,369	$1,445	$8,151
Foreign currency translation adjustment	(60)	—	(5)	(65)
Balance as of September 30, 2024	$2,277	$4,369	$1,440	$8,086
Intangible Assets
The components of intangible assets, net were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2023
Consumer, Merchant and other relationships	$1,800	$(697)	$1,103	8
Developed technology	890	(621)	269	5
Trade name, trademarks and other	154	(101)	53	4
Intangible assets	$2,844	$(1,419)	$1,425

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
September 30, 2024
Consumer, Merchant and other relationships	$1,791	$(843)	$948	8
Developed technology	890	(677)	213	4
Trade name, trademarks and other	146	(115)	31	4
Intangible assets	$2,827	$(1,635)	$1,192
Amortization expense for intangible assets subject to amortization was $89 million and $73 million for the three months ended September 30, 2023 and 2024, respectively. Amortization expense for intangible assets subject to amortization was $274 million and $228 million for nine months ended September 30, 2023 and 2024, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2024 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2024	$66
2025	246
2026	185
2027	171
2028	127
Thereafter	395
Total	$1,190

Note 6 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2023	September 30, 2024	Effective Interest Rates	Maturities
2030 Senior Note	$—	$1,250	4.5%	January 15, 2030
2034 Senior Note	—	1,500	4.9%	September 15, 2034
2054 Senior Note	—	1,250	5.4%	September 15, 2054
2030 Refinanced Term Loans	1,986	—	—%	—
2026 Senior Note (1)	1,500	1,500	8.1%	November 1, 2026
2027 Senior Note (2)	1,200	1,200	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	1,500	1,500	4.7%	August 15, 2029
2025 Convertible Notes	1,150	1,150	0.2%	December 15, 2025
2028 Convertible Notes	1,725	1,725	1.1%	December 1, 2028
Total debt	9,561	11,575
Less: unamortized discount and issuance costs	(77)	(89)
Less: current portion of long-term debt (2)	(25)	(500)
Total long-term debt	$9,459	$10,986
(1) On October 2, 2024, we exercised the call option to redeem the $1.5 billion 2026 Senior Note, with the redemption scheduled for November 1, 2024.
(2) On September 12, 2024, we exercised the call option for a partial redemption of the 2027 Senior Note. As a result, we reclassified the $500 million called for redemption from long-term debt to accrued and other current liabilities on our condensed consolidated balance sheet as of September 30, 2024. The partial redemption was completed on October 3, 2024.
2030, 2034, and 2054 Senior Notes
On September 9, 2024, we completed a registered public offering of $1.25 billion aggregate principal amount of our 4.30% Senior Note due on January 15, 2030 (the “2030 Senior Note”), $1.5 billion aggregate principal amount of our 4.80% Senior Note due on September 15, 2034 (the “2034 Senior Note”), and $1.25 billion aggregate principal amount of our 5.35% Senior Note due on September 15, 2054 (the “2054 Senior Note” and, together with the 2030 Senior Note and the 2034 Senior Note, the “Notes”). The Notes are our senior unsecured debt obligations and the entire principal amounts of the Notes are due at the respective maturity dates and therefore, the Notes are classified as long-term.
Interest on the 2030 Senior Note is payable semi-annually in arrears on January 15 and July 15 of each year at 4.30% per annum, beginning January 15, 2025. Interest on the 2034 Senior Note and 2054 Senior Note is payable semi-annually in arrears on March 15 and September 15 of each year at 4.80% and 5.35% per annum, respectively, beginning March 15, 2025.
The indentures governing the Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of September 30, 2024.
As of September 30, 2024, the fair value of the 2030 Senior Note, 2034 Senior Note, and 2054 Senior Note was $1.2 billion, $1.5 billion, and $1.2 billion, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
2030 Refinanced Term Loans
In September 2024, we used a portion of the net proceeds from our Notes offering, discussed above, to repay, in full, all loans outstanding under our term loan agreement, of which approximately $1.97 billion aggregate principal amount was outstanding as of June 30, 2024. As a result, we recognized an immaterial loss on debt extinguishment for the three months ended September 30, 2024 in other income (expense), net in our condensed consolidated statements of operations.

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
The 2030 Refinanced Term Loans had a maturity date of March 3, 2030. The interest rate for the 2030 Refinanced Term Loans was Secured Overnight Financing Rate (“SOFR”) subject to a floor of 0.00%, plus 2.75% per annum. The refinancing transactions qualified as both a debt modification and debt extinguishment. As a result, we recognized an immaterial loss on debt extinguishment during the nine months ended September 30, 2023 in other income (expense), net, in our condensed consolidated statement of operations. The refinancing transactions resulted in: (i) $1.1 billion cash inflow from the issuance of the 2030 Refinanced Term Loans, net of issuance costs, from new lenders and additional principal from existing lenders; (ii) a $1.1 billion cash outflow of principal payments on the 2025 Refinanced Term Loan and 2027 Refinanced Term Loan to exiting lenders and lower principal from existing lenders. The cash inflow and cash outflow were recorded within cash flows from financing activities in our condensed statement of cash flows during the nine months ended September 30, 2023.
2025 Convertible Notes
In December 2020, we issued $1.15 billion aggregate principal amount of 0% convertible senior notes due in 2025 (the “2025 Convertible Notes”), including the exercise in full by the initial purchasers of the 2025 Convertible Notes of their option to purchase up to an additional $150 million principal amount of the 2025 Convertible Notes. The 2025 Convertible Notes were issued in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Convertible Notes will mature on December 15, 2025, unless earlier converted, redeemed or repurchased.
Holders of the 2025 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2025 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “2025 Convertible Notes measurement period”) in which the trading price (as defined in the indenture governing the 2025 Convertible Notes) per $1,000 principal amount of notes for each trading day of the 2025 Convertible Notes measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events. On or after September 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
As of September 30, 2024, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Therefore, the 2025 Convertible Notes are classified as long-term.
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
The fair value of our 2025 Convertible Notes was $1.3 billion as of September 30, 2024 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
Holders of the 2028 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2028 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “2028 Convertible Notes measurement period”) in which the trading price (as defined in the indenture governing the 2028 Convertible Notes) per $1,000 principal amount of notes for each trading day of the 2028 Convertible Notes measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events. On or after September 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
As of September 30, 2024, none of the conditions permitting the holders of the 2028 Convertible Notes to convert their notes early had been met. Therefore, the 2028 Convertible Notes are classified as long-term.
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
The fair value of our 2028 Convertible Notes was $2.2 billion as of September 30, 2024 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
Senior Notes
On September 12, 2024, we exercised the call option for a partial redemption of the 2027 Senior Note. As a result, we reclassified the $500 million called for redemption from long-term debt to accrued and other current liabilities on our condensed consolidated balance sheet as of September 30, 2024. The partial redemption was completed on October 3, 2024. In addition, on October 2, 2024, we exercised the call option to redeem the $1.5 billion 2026 Senior Note, with the redemption scheduled for November 1, 2024.
The 2026, 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of September 30, 2024.
The following table presents the fair values of our Senior Notes as of September 30, 2024, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of September 30, 2024
2026 Senior Note	$1,503
2027 Senior Note	1,223
2028 Senior Note	506
2029 Senior Note	1,488
Total	$4,720
The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long-term debt, for the three and nine months ended September 30, 2023 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Contractual interest coupon	$147	$124	$439	$371
Amortization of debt discount and issuance costs	4	4	14	12
Total interest expense from long-term debt	$151	$128	$453	$383
Credit Agreement
On September 26, 2024, we entered into a Credit Agreement (the “Credit Agreement”) which replaced the existing Revolving Credit Facility initially entered into in 2015.
The Credit Agreement provides for $5.0 billion in aggregate amount of commitments for senior unsecured revolving loans, which will mature on September 26, 2029, unless otherwise extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides that we may obtain, subject to the satisfaction of customary conditions, loans in U.S. Dollars or certain alternate currencies. Proceeds from any borrowings under the Credit Agreement may be used for general corporate purposes. The Credit Agreement is unsecured and is not guaranteed by any of our subsidiaries. The Credit Agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes. The Credit Agreement also contains customary events of default. We were in compliance with all covenants in the Credit Agreement as of September 30, 2024.
Loans under the Credit Agreement will bear interest, at our option, at either the term SOFR rate (determined in accordance with the Credit Agreement) plus an initial margin of 1.00% per annum or the base rate (determined in accordance with the Credit Agreement) plus an initial margin of 0.00% per annum. The Credit Agreement has a commitment fee, which will initially accrue at a rate of 0.125% per annum, on the actual daily undrawn amount of the aggregate commitments of the lenders in respect to the Credit

Agreement. The applicable margin over the term SOFR rate and the base rate, as well as the commitment fee, will fluctuate based upon the ratings of our non-credit enhanced senior unsecured long-term debt.
At closing, approximately $413 million of letters of credit were issued under the Credit Agreement, transitioned from outstanding letters of credit under the existing Revolving Credit Facility. As of September 30, 2024, there was no balance outstanding on the Credit Agreement.
Revolving Credit Arrangements
We had a revolving credit agreement initially entered into during 2015 with certain lenders, which provided for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). On April 4, 2022, we entered into an amendment to our Revolving Credit Facility to, among other things, (i) provide for approximately $2.2 billion of revolving credit commitments, (ii) extend the maturity date for the commitments and loans from June 13, 2023 to April 4, 2027, (iii) reduce the minimum liquidity covenant from $1.5 billion to $1.0 billion, (iv) replace the London Interbank Offered Rate (“LIBOR”) based interest rate with a SOFR based interest rate, and (v) make certain other changes to the negative covenants under the amended revolving credit agreement. The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement contained customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contained customary events of default. The Revolving Credit Facility also contained restrictions on the payment of dividends. On July 28, 2023, we entered into a joinder agreement to our Revolving Credit Facility to add an incremental revolving loan lender and increase the available commitments under the Revolving Credit Facility by an aggregate principal amount of $250 million. The joinder agreement brought the total revolver capacity to approximately $2.5 billion.
In February 2023, Uber Freight Holding Corporation (“Freight Holding”) entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding. As of September 30, 2024, there was no balance outstanding on Freight Holding’s revolving credit facility.
Letters of Credit
For purposes of securing obligations related to leases, insurance contracts, and other contractual obligations, we also maintain an agreement for letters of credit. As of December 31, 2023, we had letters of credit outstanding of $975 million. The letters of credit that reduced the available credit under the previous Revolving Credit Facility were $287 million. As of September 30, 2024, we had letters of credit outstanding of $1.4 billion. The letters of credit that reduced the available credit under the new Credit Agreement were $414 million.

Note 7 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2023	September 30, 2024
Prepaid expenses	$400	$467
Other receivables	717	468
Other	564	681
Prepaid expenses and other current assets	$1,681	$1,616
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2023	September 30, 2024
Accrued legal, regulatory and non-income taxes	$1,044	$1,435
Accrued Drivers and Merchants liability	1,996	2,080
Accrued compensation and employee benefits	710	554
Income and other tax liabilities	684	729
Commitment to issue unsecured convertible notes in connection with Careem acquisition	128	128
Other	1,835	2,406
Accrued and other current liabilities	$6,397	$7,332
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2023	September 30, 2024
Deferred tax liabilities	$56	$155
Other	589	483
Other long-term liabilities	$645	$638
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2022	$(443)	$—	$(443)
Other comprehensive income (loss) before reclassifications	(175)	(2)	(177)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	140	—	140
Other comprehensive income (loss)	(35)	(2)	(37)
Balance as of September 30, 2023	$(478)	$(2)	$(480)
(1) The amounts were reported as part of the loss from the sale of our remaining interest in MLU B.V., which was recorded in other income (expense), net in our condensed consolidated statements of operations during the nine months ended September 30, 2023. Refer to Note 4 – Equity Method Investments for further information.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2023	$(426)	$5	$(421)
Other comprehensive income (loss) before reclassifications	(22)	19	(3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	(22)	19	(3)
Balance as of September 30, 2024	$(448)	$24	$(424)
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Interest income	$130	$195	$324	$530
Foreign currency exchange gains (losses), net	(92)	25	(185)	(222)
Unrealized gain (loss) on debt and equity securities, net (1)	(96)	1,664	610	1,276
Loss from sale of investment (2)	—	—	(74)	—
Other, net	6	(33)	(162)	9
Other income (expense), net	$(52)	$1,851	$513	$1,593
(1) During the three months ended September 30, 2023, unrealized loss on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $194 million unrealized loss on our Aurora investment, a $97 million unrealized loss on our Joby investment, partially offset by a $132 million unrealized gain on our Didi investment, and a $59 million unrealized gain on our Grab investment.
During the nine months ended September 30, 2023, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $327 million unrealized gain on our Aurora investment, a $171 million unrealized gain on our Grab investment, a $79 million unrealized gain on our Joby investment, and a $29 million unrealized gain on our Didi investment.
During the three months ended September 30, 2024, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $1.0 billion unrealized gain on our Aurora investment, a $322 million unrealized gain on our Didi investment, a $141 million unrealized gain on our Delivery Hero investment, and a $134 million unrealized gain on our Grab investment.
During the nine months ended September 30, 2024, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $505 million unrealized gain on our Aurora investment, a $432 million gain on our Didi investment, a $230 million gain on our Grab investment, and a $113 million unrealized gain on our Delivery Hero investment.
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
Stock Option and SAR Activity
A summary of stock option and SAR activity for the nine months ended September 30, 2024 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2023	123	12,641	$20.03	2.79	$535
Granted	—	227	$81.03
Exercised	(85)	(6,811)	$17.25
Canceled and forfeited	—	(537)	$32.47
As of September 30, 2024	38	5,520	$24.52	3.36	$283
Vested and expected to vest as of September 30, 2024	38	4,494	$20.13	2.85	$249
Exercisable as of September 30, 2024	38	4,494	$20.13	2.85	$249
RSU Activity
The following table summarizes the activity related to our RSUs for the nine months ended September 30, 2024 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	90,827	$34.49
Granted	26,562	$75.20
Vested	(33,635)	$38.03
Canceled and forfeited	(7,768)	$39.07
Unvested and outstanding as of September 30, 2024	75,986	$46.88
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Operations and support	$49	$50	$132	$171
Sales and marketing	24	23	74	68
Research and development	310	268	917	844
General and administrative	109	97	343	294
Total	$492	$438	$1,466	$1,377
As of September 30, 2024, there was $3.4 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.69 years.

The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements were not material during the three and nine months ended September 30, 2023 and 2024.
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
During the three and nine months ended September 30, 2024, we repurchased, and subsequently retired, 5.3 million and 10.1 million shares of common stock, respectively, for $375 million and $701 million, respectively, including broker commissions and fees. As of September 30, 2024, we had $6.3 billion available to repurchase shares pursuant to the Share Repurchase Program.
The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases. During the three and nine months ended September 30, 2024, the excise tax on net share repurchases was not material.
Note 9 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $(40) million and $80 million for the three and nine months ended September 30, 2023, respectively, and $158 million and $244 million for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the income tax expense/(benefit) was primarily driven by our foreign operations. During the three and nine months ended September 30, 2024, the income tax expense was primarily driven by the current tax on our earnings and the deferred U.S. tax impact related to our investments in Aurora, Didi, and Grab. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on our U.S. and Netherlands' deferred tax assets and foreign tax rate differences.
During the nine months ended September 30, 2024, the amount of gross unrecognized tax benefits increased by $185 million, of which an immaterial amount would impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
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
Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Any changes to unrecognized tax benefits recorded as of September 30, 2024 that are reasonably possible to occur within the next 12 months are not expected to be material.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through September 30, 2024. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
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
In addition, there is a reasonable possibility that we will have sufficient evidence to release a significant portion of the valuation allowance in the Netherlands within the next 12 months. However, our judgment regarding future earnings and the exact timing and amount of any valuation allowance release are subject to change due to many factors, including future market conditions and the ability to successfully execute our business plans.
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Basic net income per share:
Numerator
Net income including non-controlling interests	$219	$2,599	$456	$2,944
Net loss attributable to non-controlling interests, net of tax	(2)	(13)	(2)	(29)
Net income attributable to common stockholders	$221	$2,612	$458	$2,973
Denominator
Basic weighted-average common stock outstanding	2,044,688	2,101,660	2,027,148	2,090,809
Basic net income per share attributable to common stockholders (1)	$0.11	$1.24	$0.23	$1.42
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$221	$2,612	$458	$2,973
Assumed net loss attributable to Uber Technologies, Inc. upon redemption of Freight Holding convertible common shares, non-controlling interest	(14)	(18)	(42)	(48)
Interest expense, amortization of debt discount and issuance costs of 2025 Convertible Notes	1	—	2	—
Diluted net income attributable to common stockholders	$208	$2,594	$418	$2,925
Denominator
Number of shares used in basic net income per share computation	2,044,688	2,101,660	2,027,148	2,090,809
Weighted-average effect of potentially dilutive securities:
Stock options	10,056	4,042	10,262	5,686
RSUs	33,901	32,630	21,612	38,494
Assumed common shares issued from outstanding RSAs	189	—	104	50
Warrants	73	73	73	73
Common shares issued for ESPP	377	175	622	583
Assumed redemption of Freight Holding convertible common shares, non-controlling interest	2,648	1,495	4,318	1,701
Assumed redemption of Freight Series A contingently redeemable preferred stock, non-controlling interest	—	12,070	—	13,466
2025 Convertible Notes	14,226	—	14,226	—
Careem Notes	2,321	2,321	2,321	2,321
Diluted weighted-average common stock outstanding	2,108,479	2,154,466	2,080,686	2,153,183
Diluted net income per share attributable to common stockholders (1)	$0.10	$1.20	$0.20	$1.36
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Freight Series A contingently redeemable preferred stock	17,511	—	17,511	—
RSUs	6,681	20,190	6,681	20,190
Stock options	614	227	546	227
Shares committed under ESPP	1,247	855	1,247	855
Total	26,053	21,272	25,985	21,272

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
The following table provides information about our segments and a reconciliation of total Segment Adjusted EBITDA to income from operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Segment Adjusted EBITDA:
Mobility	$1,287	$1,682	$3,517	$4,728
Delivery	413	628	1,030	1,744
Freight	(13)	(19)	(50)	(52)
Total Segment Adjusted EBITDA	1,687	2,291	4,497	6,420
Reconciling items:
Corporate G&A and Platform R&D (1)	(595)	(601)	(1,728)	(1,778)
Depreciation and amortization	(205)	(179)	(620)	(542)
Stock-based compensation expense	(492)	(438)	(1,466)	(1,377)
Legal, tax, and regulatory reserve changes and settlements (2)	13	—	(82)	(661)
Goodwill and asset impairments/loss on sale of assets	(2)	—	(85)	3
Acquisition, financing and divestitures related expenses	(9)	(8)	(27)	(16)
Gain on lease arrangement, net	1	—	4	—
Restructuring and related charges	(4)	(4)	(35)	(20)
Income from operations	$394	$1,061	$458	$2,029
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
Note 12 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2023 and September 30, 2024, we had recorded aggregate liabilities of $1.0 billion and $1.4 billion, respectively, of which $336 million and $205 million, respectively, relate to non-income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
We are currently party to various legal and regulatory matters that have arisen in the normal course of business and include, among others, alleged independent contractor misclassification claims, Fair Credit Reporting Act (“FCRA”) claims, alleged background check violations, pricing and advertising claims, unfair competition claims, intellectual property claims, employment discrimination and other employment-related claims, Americans with Disabilities Act (“ADA”) claims, data and privacy claims, securities claims, antitrust claims, challenges to regulations, and other matters. We have existing litigation, including class actions, Private Attorney General Act lawsuits, arbitration claims, and governmental administrative and audit proceedings, asserting claims by or on behalf of Drivers that Drivers are misclassified as independent contractors. In connection with the enactment of California State Assembly Bill 5 (“AB5”), we have received and expect to continue to receive - in California and in other jurisdictions - an increased number of misclassification claims. With respect to our outstanding legal and regulatory matters, based on our current knowledge, we believe that the ultimate amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, or cash flows. The outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. If one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations, financial condition or cash flows could be materially adversely affected.
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
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. On June 27, 2024, the parties reached an agreement to resolve the matter, and the case was dismissed the same day. The amount accrued for the matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2024.
Swiss Social Security Rulings
Several Swiss administrative bodies have issued decisions in which they classify Drivers or Couriers as employees of Uber for social security or labor purposes. We are challenging each of them before the Social Security and Administrative Tribunals. On March 21, 2023, the Federal Tribunal ruled that Drivers who have used the Uber App in 2014 qualify as employees for social security purposes. The litigations with regards to the social security contributions are still pending for years 2014 to 2021. In October 2024, the Social Security authority decided that the changes to our 2023 model are not sufficient to classify drivers as independent contractors. We intend to file an appeal against this decision.
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
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2024.
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
The NJ DOL has initiated an audit for the period of 2019 through the second quarter of 2023. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2024.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period. In 2022, we received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for the years 2018 - 2020 covering couriers who used the Postmates platform and received an assessment in June 2023. We are in the process of appealing the assessment. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2024.
Other Matters
IPO Securities Litigation
Beginning in September 2019, putative class actions were filed in California state and federal courts against us, our directors, certain of our officers, and the underwriters named in our IPO registration statement, alleging violations of securities laws in connection with our May 2019 IPO. Following dismissal of certain matters, the remaining actions have been consolidated in the Northern District of California, which granted Plaintiffs’ motion for class certification in July 2022. On April 24, 2024, the parties informed the court that they were negotiating a settlement agreement, and the court stayed the litigation. On July 19, 2024, the parties executed and publicly filed a settlement agreement, which remains subject to court approval. On August 9, 2024, the court granted preliminary approval of the settlement. The final approval hearing is scheduled for December 4, 2024. Separately, a shareholder filed a follow-on derivative action on behalf of the Company, against the same officers and directors, and that matter has been stayed since February 2021. The ultimate resolution of these matters is uncertain and the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2024.
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
We have received multiple assessments from the HMRC disputing our application of VAT Order 1987 for the period of March 2022 to March 2024, totaling approximately $1.4 billion (£1.1 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
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
Brazil
In May 2023, we received an assessment for 2019 and 2020 Driver social security contributions from the Brazilian Federal Revenue Bureau (“FRB”). We are contesting the assessment and we filed our administrative appeal with the FRB in June 2023. In April 2024, we received a positive decision from the FRB. This decision was appealed, and another positive decision to Uber was issued by the Court of Appeals in September 2024, maintaining the first instance decision. If the tax authorities in Brazil appeal this second positive decision, Uber will continue to defend its position.
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
Note 13 – Variable Interest Entities
Consolidated VIEs
We consolidate variable interest entities (“VIEs”) in which we hold a variable interest and are the primary beneficiary. We are the primary beneficiary because we have the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we consolidate the assets and liabilities of these VIEs.
Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2023 and September 30, 2024 were $3.5 billion and $3.3 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2023 and September 30, 2024 were $755 million and $786 million, respectively.
Uber Freight Holding Corporation
As of September 30, 2024, we own the majority of the issued and outstanding capital stock of Uber Freight Holding Corporation (“Freight Holding”) and report a non-controlling interest as further described in Note 14 – Non-Controlling Interests.
In February 2023, Freight Holding entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding and is considered non-recourse to us. As of September 30, 2024, there was no balance outstanding on Freight Holding’s revolving credit facility.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. We are exposed to these unconsolidated VIEs’ economic risks and rewards through the related carrying amount of assets and liabilities and any financial guarantees, which represent variable interests. Our carrying amounts of both assets and liabilities recognized on the condensed consolidated balance sheets related to unconsolidated VIEs were $575 million and $585 million as of December 31, 2023 and September 30, 2024, respectively. As of December 31, 2023 and September 30, 2024 our maximum exposure to loss was $686 million and $698 million, respectively. Our maximum exposure to loss includes the carrying amounts of assets and liabilities recognized on our condensed consolidated balance sheets related to the unconsolidated VIEs as well as an immaterial financial guarantee.
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
Moove
On February 12, 2021 (the “Moove Closing Date”), we entered into and completed a series of agreements with Garment Investments S.L. dba Moove (“Moove”), a vehicle fleet operator in Spain. The series of agreements included (i) an equity investment, through preferred shares, in which Uber acquired a 30% minority interest in Moove from its current shareholders at closing and up to approximately $185 million contingent on future performance of Moove and certain other conditions through the eighth anniversary of the agreement, (ii) a term loan of $213 million to Moove, due February 2026, and (iii) a commercial partnership agreement. Also included in the agreements is an option for us to purchase common stock of Moove at fair value, beginning two years after the Moove

Closing Date. As of September 30, 2024, we have not exercised this option. After this series of agreements, Moove is considered a related party.
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
Our equity investment in Moove, through preferred shares, is accounted for as an investment in non-marketable equity securities included in investments on our condensed consolidated balance sheets. The term loan, of $307 million as of September 30, 2024, is accounted for as a loan receivable, carried at amortized cost, and included in other assets on our condensed consolidated balance sheets. Refer to Note 3 – Investments and Fair Value Measurement, Assets Measured at Fair Value on a Non-Recurring Basis, for additional information regarding our non-marketable equity securities.
Note 14 – Non-Controlling Interests
Freight Holding
As of both December 31, 2023 and September 30, 2024, we owned 74% of our subsidiary Freight Holding’s capital stock, or 72% and 71%, respectively, on a fully-diluted basis. The minority stockholders of Freight Holding include, among others: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) current and former employees who hold fully vested shares.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within 30 days. As of December 31, 2023 and September 30, 2024, the liability related to the supplier financing program was immaterial and the amounts are included within accounts payable on the condensed consolidated balance sheets.
Certain Holders of Common Stock of Freight Holding
Certain minority common stockholders of our subsidiary Freight Holding, including individuals who hold shares obtained from the exercise of vested stock options issued under Freight Holding’s 2018 employee equity incentive plan, have put rights to sell increasing percentages of their equity interests at fair value to Freight Holding at specified periods of time ending in August 2025 through August 2027 that terminates upon the earliest of the closing of a liquidation transaction or an IPO of the subsidiary; provided, however, that former employees who hold shares will only have a one-time opportunity to exercise their put right to sell 100% of their equity interests for a specified period of time ending in August 2025. Should the put rights be exercised, they can be satisfied in either cash, Uber stock, or a combination of cash and Uber stock based upon our election.
As of December 31, 2023 and September 30, 2024, the minority common stockholders ownership in Freight Holding is classified as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in our control. In the third quarter of 2024, the redeemable non-controlling interest related to these certain minority common stockholders of Freight Holding was deemed probable of becoming redeemable and re-measured to its estimated redemption value with an adjustment of $338 million.
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
On October 6, 2023, the 2020 Freight Series A Investor exercised their right to require that either Freight Holding conduct an IPO or we redeem them at the Freight Series A Liquidation Preference. Upon the redemption date in October 2024, we settled the 2020 Freight Series A Investor’s Freight Series A preferred stock in cash for $851 million.

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

Financial and Operational Highlights

	Three Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	142	161	13%
Trips (2)	2,441	2,868	17%
Gross Bookings (2)	$35,281	$40,973	16%	20%
Revenue	$9,292	$11,188	20%	22%
Income from operations	$394	$1,061	169%
Net income attributable to Uber Technologies, Inc.	$221	$2,612	**
Adjusted EBITDA (1), (2)	$1,092	$1,690	55%

	Nine Months Ended September 30,
	2023	2024	% Change
Net cash provided by operating activities (3)	$2,762	$5,387	95%
Free cash flow (1), (3)	$2,594	$5,189	100%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics and Non-GAAP Financial Measures” for more information.
(3) Net cash provided by operating activities and free cash flow during the nine months ended September 30, 2023 reflected an approximately $622 million (£493 million) cash outflow related to the payment of an HMRC VAT assessment during the third quarter of 2023.
** Percentage not meaningful.
Highlights for the Third Quarter 2024
In the third quarter of 2024, our MAPCs were 161 million, growing 13% compared to the same period in 2023.
Overall Gross Bookings increased to $41.0 billion in the third quarter of 2024, up 16%, or 20% on a constant currency basis, compared to the same period in 2023. Mobility Gross Bookings grew 24% year-over-year, on a constant currency basis primarily due to an increase in Trip volumes. Delivery Gross Bookings grew 17% year-over-year, on a constant currency basis, primarily driven by an increase in Trip volumes. Freight Gross Bookings increased 2% year-over-year, on a constant currency basis.
Revenue was $11.2 billion, up 20% year-over-year, primarily attributable to an increase in Gross Bookings of 16%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes. The increase in revenue was partially offset by Mobility business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted Mobility revenue by $149 million.
Net income attributable to Uber Technologies, Inc. was $2.6 billion, which includes the favorable impact of a pre-tax unrealized gain on debt and equity securities, net of $1.7 billion primarily related to a $1.0 billion unrealized gain on our Aurora investment, a $322 million unrealized gain on our Didi investment, a $141 million unrealized gain on our Delivery Hero investment, and a $134 million unrealized gain on our Grab investment.
Adjusted EBITDA profit was $1.7 billion, up $598 million compared to the same period in 2023. Mobility Adjusted EBITDA profit was $1.7 billion, up $395 million compared to the same period in 2023. Delivery Adjusted EBITDA profit was $628 million, up $215 million compared to the same period in 2023.
We ended the quarter with $9.1 billion in unrestricted cash, cash equivalents, and short-term investments. Subsequent to the third quarter of 2024, we redeemed $2.0 billion of our outstanding debt. We exercised the call option for a partial, $500 million redemption of the 2027 Senior Note, which was completed on October 3, 2024. In addition, on October 2, 2024, we exercised the call option to redeem the $1.5 billion 2026 Senior Note, with the redemption scheduled for November 1, 2024. For additional information, see Note 6 – Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In addition, there is a reasonable possibility that we will have sufficient evidence to release a significant portion of the valuation allowance in the Netherlands within the next 12 months. However, our judgment regarding future earnings and the exact timing and amount of any valuation allowance release are subject to change due to many factors, including future market conditions and the ability to successfully execute our business plans.
Release of the valuation allowance would result in the recognition of net deferred tax assets on our consolidated balance sheet and would result in an income tax benefit in the period the release is recorded.
In addition, the Organisation for Economic Co-operation and Development has led international efforts among approximately 140 countries and taxing jurisdictions to propose and implement changes to numerous long-standing tax principles, including a framework that imposes a minimum tax rate of 15% in each taxing jurisdiction. Under this guidance, we will be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under these rules is less than

15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of these rules by individual countries and the potential impact on our business. We expect the provisions effective in 2024 to have an insignificant impact on our tax obligations for 2024.
Income (Loss) from Equity Method Investments
Income (loss) from equity method investments primarily includes the results of our share of income or loss from our equity method investments.
Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

Revenue	$9,292	$11,188	$27,345	$32,019
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	5,626	6,761	16,400	19,417
Operations and support	683	687	1,987	2,054
Sales and marketing	941	1,096	3,421	3,128
Research and development	797	774	2,380	2,324
General and administrative	646	630	2,079	2,525
Depreciation and amortization	205	179	620	542
Total costs and expenses	8,898	10,127	26,887	29,990
Income from operations	394	1,061	458	2,029
Interest expense	(166)	(143)	(478)	(406)
Other income (expense), net	(52)	1,851	513	1,593
Income before income taxes and income (loss) from equity method investments	176	2,769	493	3,216
Provision for (benefit from) income taxes	(40)	158	80	244
Income (loss) from equity method investments	3	(12)	43	(28)
Net income including non-controlling interests	219	2,599	456	2,944
Less: net loss attributable to non-controlling interests, net of tax	(2)	(13)	(2)	(29)
Net income attributable to Uber Technologies, Inc.	$221	$2,612	$458	$2,973
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	61%	60%	60%	61%
Operations and support	7%	6%	7%	6%
Sales and marketing	10%	10%	13%	10%
Research and development	9%	7%	9%	7%
General and administrative	7%	6%	8%	8%
Depreciation and amortization	2%	2%	2%	2%
Total costs and expenses	96%	91%	98%	94%
Income from operations	4%	9%	2%	6%
Interest expense	(2)%	(1)%	(2)%	(1)%
Other income (expense), net	(1)%	17%	2%	5%
Income before income taxes and income (loss) from equity method investments	2%	25%	2%	10%
Provision for (benefit from) income taxes	—%	1%	—%	1%
Income (loss) from equity method investments	—%	—%	—%	—%
Net income including non-controlling interests	2%	23%	2%	9%
Less: net loss attributable to non-controlling interests, net of tax	—%	—%	—%	—%
Net income attributable to Uber Technologies, Inc.	2%	23%	2%	9%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and nine months ended September 30, 2024 compared to the same period in 2023.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Revenue	$9,292	$11,188	20%	$27,345	$32,019	17%
Three Months Ended September 30, 2024 Compared with the Same Period in 2023
Revenue increased $1.9 billion, or 20%, primarily attributable to an increase in Gross Bookings of 16%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes. The increase in revenue was partially offset by Mobility business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted Mobility revenue growth by $149 million.
Nine Months Ended September 30, 2024 Compared with the Same Period in 2023
Revenue increased $4.7 billion, or 17%, primarily attributable to an increase in Gross Bookings of 18%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue growth by $863 million and $713 million across Mobility and Delivery, respectively.

Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Cost of revenue, exclusive of depreciation and amortization	$5,626	$6,761	20%	$16,400	$19,417	18%
Percentage of revenue	61%	60%		60%	61%
Three Months Ended September 30, 2024 Compared with the Same Period in 2023
Cost of revenue, exclusive of depreciation and amortization, increased $1.1 billion, or 20%, mainly due to a $362 million increase in insurance expense primarily due to an increase in insurance rate per mile in our Mobility business, a $316 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings in certain markets, a $169 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets, a $78 million increase in credit card processing costs, as a result of increased Gross Bookings, and a $32 million increase in Freight carrier payments.
Nine Months Ended September 30, 2024 Compared with the Same Period in 2023
Cost of revenue, exclusive of depreciation and amortization, increased $3.0 billion, or 18%, mainly due to a $998 million increase in insurance expense primarily due to an increase in insurance rate per mile in our Mobility business, a $928 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings in certain markets, a $492 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets, and a $217 million increase in credit card processing costs, as a result of increased Gross Bookings.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Operations and support	$683	$687	1%	$1,987	$2,054	3%
Percentage of revenue	7%	6%		7%	6%
Three Months Ended September 30, 2024 Compared with the Same Period in 2023
Operations and support expenses increased $4 million, or 1%, primarily attributable to a $22 million increase in employee headcount costs, partially offset by a $14 million decrease in Driver background check costs and a $5 million decrease in other operating expenses.
Nine Months Ended September 30, 2024 Compared with the Same Period in 2023
Operations and support expenses increased $67 million, or 3%, primarily attributable to a $60 million increase in employee headcount costs, a $39 million increase in stock-based compensation, and a $13 million increase in external contractor expenses, partially offset by a $44 million decrease in Driver background check costs.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Sales and marketing	$941	$1,096	16%	$3,421	$3,128	(9)%
Percentage of revenue	10%	10%		13%	10%
Three Months Ended September 30, 2024 Compared with the Same Period in 2023
Sales and marketing expenses increased $155 million, or 16%, primarily attributable to a $91 million increase in consumer discounts, promotions, credits and refunds to $358 million compared to $267 million in the same period in 2023, and a $51 million increase in indirect advertising and marketing. The increase in consumer discounts, promotions, credits and refunds includes: a $239 million increase in consumer discounts, promotions, credits and refunds spend globally, partially offset by a decrease of $149 million, primarily attributed to Mobility business model changes in some countries that classified certain sales and marketing costs as contra revenue.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023
Sales and marketing expenses decreased $293 million, or 9%, primarily attributable to a $417 million decrease in consumer discounts, promotions, credits and refunds to $1.1 billion compared to $1.5 billion in the same period in 2023, partially offset by an $102 million increase in indirect advertising and marketing. The decrease in consumer discounts, promotions, credits and refunds includes: a decrease of $1.6 billion, primarily attributed to business model changes in some countries that classified certain sales and marketing costs as contra revenue, partially offset by a $1.2 billion increase in consumer discounts, promotions, credits and refunds spend globally.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Research and development	$797	$774	(3)%	$2,380	$2,324	(2)%
Percentage of revenue	9%	7%		9%	7%
Three Months Ended September 30, 2024 Compared with the Same Period in 2023
Research and development expenses decreased $23 million, or 3%, primarily attributable to a $42 million decrease in stock-based compensation, partially offset by a $19 million increase in employee headcount costs.
Nine Months Ended September 30, 2024 Compared with the Same Period in 2023
Research and development expenses decreased $56 million, or 2%, primarily attributable to a $73 million decrease in stock-based compensation, partially offset by a $15 million increase in employee headcount costs.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

General and administrative	$646	$630	(2)%	$2,079	$2,525	21%
Percentage of revenue	7%	6%		8%	8%
Three Months Ended September 30, 2024 Compared with the Same Period in 2023
General and administrative expenses decreased $16 million, or 2%, primarily attributable to a $12 million decrease in stock compensation, a $9 million decrease in other corporate expenses, and a $3 million decrease in employee headcount costs, partially offset by a $12 million increase in external contractor expenses.
Nine Months Ended September 30, 2024 Compared with the Same Period in 2023
General and administrative expenses increased $446 million, or 21%, primarily attributable to a $362 million increase in legal-related accruals and expenses and a $73 million increase in other corporate expenses.
Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Depreciation and amortization	$205	$179	(13)%	$620	$542	(13)%
Percentage of revenue	2%	2%		2%	2%
Three Months Ended September 30, 2024 Compared with the Same Period in 2023
Depreciation and amortization expenses decreased $26 million, or 13%, primarily attributable to a $24 million decrease in amortization and depreciation expenses due to various acquired intangible and fixed assets becoming fully amortized and depreciated during the period.
Nine Months Ended September 30, 2024 Compared with the Same Period in 2023
Depreciation and amortization expenses decreased $78 million, or 13%, primarily attributable to a $76 million decrease in amortization expenses due to various acquired intangible and fixed assets becoming fully amortized and depreciated during the period.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Interest expense	$(166)	$(143)	(14)%	$(478)	$(406)	(15)%
Percentage of revenue	(2)%	(1)%		(2)%	(1)%
Three Months Ended September 30, 2024 Compared with the Same Period in 2023
Interest expense decreased by an immaterial amount.
Nine Months Ended September 30, 2024 Compared with the Same Period in 2023
Interest expense decreased by $72 million, or 15%, primarily attributable to the partial pay down of our 2030 Refinanced Term Loans and extinguishment of the 2025 Senior Notes in the last quarter of 2023. For additional information, see Note 6 – Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Interest income	$130	$195	50%	$324	$530	64%
Foreign currency exchange gains (losses), net	(92)	25	**	(185)	(222)	(20)%
Unrealized gain (loss) on debt and equity securities, net	(96)	1,664	**	610	1,276	109%
Loss from sale of investment	—	—	**	(74)	—	**
Other, net	6	(33)	**	(162)	9	**
Other income (expense), net	$(52)	$1,851	**	$513	$1,593	211%
Percentage of revenue	(1)%	17%		2%	5%
** Percentage not meaningful.
Three Months Ended September 30, 2024 Compared with the Same Period in 2023
Interest income increased by $65 million primarily attributable to a larger investment portfolio compared to the same period in 2023.
Unrealized gain (loss) on debt and equity securities, net increased by $1.8 billion primarily due to changes in the fair value of our equity securities. During the three months ended September 30, 2023, unrealized loss on debt and equity securities, net, primarily includes: a $194 million unrealized loss on our Aurora investment; a $97 million unrealized loss on our Joby investment; partially offset by a $132 million unrealized gain on our Didi investment, and a $59 million unrealized gain on our Grab investment.
During the three months ended September 30, 2024, unrealized gain on debt and equity securities, net, primarily includes: a $1.0 billion unrealized gain on our Aurora investment; a $322 million unrealized gain on our Didi investment; a $141 million unrealized gain on our Delivery Hero investment, and a $134 million unrealized gain on our Grab investment. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Nine Months Ended September 30, 2024 Compared with the Same Period in 2023
Interest income increased by $206 million primarily attributable to a larger investment portfolio and higher yields compared to the same period in 2023.
Unrealized gain (loss) on debt and equity securities, net increased by $666 million primarily due to changes in the fair value of our equity securities. During the nine months ended September 30, 2023, unrealized gain on debt and equity securities, net primarily includes: $327 million unrealized gain on our Aurora investment; a $171 million unrealized gain on our Grab investment; a $79 million unrealized gain on our Joby investment, and a $29 million unrealized gain on our Didi investment.
During the nine months ended September 30, 2024, unrealized gain on debt and equity securities, net primarily includes: a $505 million unrealized gain on our Aurora investment; a $432 million gain on our Didi investment; a $230 million gain on our Grab investment, and a $113 million unrealized gain on our Delivery Hero investment. For additional information, refer to Note 3 –

Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Provision for (benefit from) income taxes	$(40)	$158	**	$80	$244	205%
Effective tax rate	(23)%	6%		16%	8%
** Percentage not meaningful.
Three Months Ended September 30, 2024 Compared with the Same Period in 2023
Provision for income taxes increased by $198 million primarily driven by our foreign operations and the deferred U.S. tax impact related to our investments in Aurora and Didi.
Nine Months Ended September 30, 2024 Compared with the Same Period in 2023
Provision for income taxes increased by $164 million primarily driven by our foreign operations and the deferred U.S. tax impact related to our investments in Aurora, Didi, and Grab.
Income (loss) from Equity Method Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Income (loss) from equity method investments	$3	$(12)	**	$43	$(28)	**
Percentage of revenue	—%	—%		—%	—%
** Percentage not meaningful.
Three and Nine Months Ended September 30, 2024 Compared with the Same Periods in 2023
The changes in income (loss) from equity method investments were not material.
Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 11 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Mobility	$5,071	$6,409	26%	$14,295	$18,176	27%
Delivery	2,935	3,470	18%	9,085	9,977	10%
Freight	1,286	1,309	2%	3,965	3,866	(2)%
Total revenue	$9,292	$11,188	20%	$27,345	$32,019	17%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Mobility	$1,287	$1,682	31%	$3,517	$4,728	34%
Delivery	413	628	52%	1,030	1,744	69%
Freight	(13)	(19)	(46)%	(50)	(52)	(4)%
Corporate G&A and Platform R&D (1)	(595)	(601)	(1)%	(1,728)	(1,778)	(3)%
Adjusted EBITDA (2)	$1,092	$1,690	55%	$2,769	$4,642	68%
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
Mobility Segment
For the three months ended September 30, 2024 compared to the same period in 2023, Mobility revenue increased $1.3 billion, or 26%, and Mobility Adjusted EBITDA profit increased $395 million, or 31%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 17%, driven by an increase in Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted Mobility revenue growth by $149 million.
Mobility Adjusted EBITDA profit increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $362 million increase in insurance expense primarily due to an increase in insurance rate per mile, a $316 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, a $60 million increase in network costs, a $50 million increase in credit card processing costs, and a $27 million increase in headcount costs.
For the nine months ended September 30, 2024 compared to the same period in 2023, Mobility revenue increased $3.9 billion, or 27%, and Mobility Adjusted EBITDA profit increased $1.2 billion, or 34%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 21%, driven by an increase in Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted Mobility revenue growth by $863 million.
Mobility Adjusted EBITDA profit increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $998 million increase in insurance expense primarily due to an increase in insurance rate per mile, a $928 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, a $142 million increase in credit card processing costs, a $112 million increase in network costs, and a $105 million increase in headcount costs.
Delivery Segment
For the three months ended September 30, 2024 compared to the same period in 2023, Delivery revenue increased $535 million, or 18%, and Delivery Adjusted EBITDA profit increased $215 million, or 52%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 16%, driven by an increase in Trip volumes, and a 79% increase in advertising revenue.
Delivery Adjusted EBITDA profit increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $169 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, a $57 million increase in insurance expense primarily due to an increase in miles driven, a $51 million increase in indirect advertising and marketing, and a $31 million increase in credit card processing costs.
For the nine months ended September 30, 2024 compared to the same period in 2023, Delivery revenue increased $892 million, or 10%, and Delivery Adjusted EBITDA profit increased $714 million, or 69%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 17%, driven by an increase in Trip volumes, and a 76% increase in advertising revenue. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted Delivery revenue growth by $713 million.

Delivery Adjusted EBITDA profit increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $492 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, a $147 million increase in insurance expense primarily due to an increase in miles driven, an $83 million increase in credit card processing costs, and a $70 million increase in indirect advertising and marketing.
Freight Segment
For the three months ended September 30, 2024 compared to the same period in 2023, Freight revenue increased $23 million, or 2%, and Freight Adjusted EBITDA declined $6 million, or 46%.
Freight revenue increased primarily attributable to a 2% increase in Freight Gross Bookings due to an increase in revenue per load.
Freight Adjusted EBITDA declined primarily attributable to a $32 million increase in Freight Carrier payments recorded in cost of revenue, exclusive of depreciation and amortization, partially offset by a $23 million increase in revenue and a $3 million decrease in external contractor expense.
For the nine months ended September 30, 2024 compared to the same period in 2023, Freight revenue decreased $99 million, or 2%, and Freight Adjusted EBITDA remained flat.
Freight revenue decreased primarily attributable to a 3% decrease in Freight Gross Bookings due to lower revenue per load as a result of the challenging freight market cycle, partially offset by an increase in volume.
Freight Adjusted EBITDA remained flat, primarily attributable to a $99 million decrease in revenue partially offset by a $72 million decrease in Freight Carrier payments recorded in cost of revenue, exclusive of depreciation and amortization, and a $21 million decrease in other operating expenses.
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

	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024

Mobility	$14,894	$14,981	$16,728	$17,903	$19,285	$18,670	$20,554	$21,002
Delivery	14,315	15,026	15,595	16,094	17,011	17,699	18,126	18,663
Freight	1,540	1,401	1,278	1,284	1,279	1,282	1,272	1,308
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net income attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Adjusted EBITDA	$1,092	$1,690	55%	$2,769	$4,642	68%
Three Months Ended September 30, 2024 Compared with the Same Period in 2023
Adjusted EBITDA profit was $1.7 billion, improving $598 million from an Adjusted EBITDA profit of $1.1 billion from the same period in 2023. The improvement was primarily attributable to a $395 million increase in Mobility Adjusted EBITDA profit and a $215 million improvement in Delivery Adjusted EBITDA profit.
Nine Months Ended September 30, 2024 Compared with the Same Period in 2023
Adjusted EBITDA profit was $4.6 billion, improved $1.9 billion from an Adjusted EBITDA profit of $2.8 billion from the same period in 2023. The improvement was primarily attributable to a $1.2 billion increase in Mobility Adjusted EBITDA profit and a $714 million improvement in Delivery Adjusted EBITDA profit, partially offset by a $50 million increase in Corporate G&A and Platform R&D costs.

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
 The following table presents a reconciliation of net income attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2024	2023	2024

Adjusted EBITDA reconciliation:

Net income attributable to Uber Technologies, Inc.	$221	$2,612	$458	$2,973
Add (deduct):
Net loss attributable to non-controlling interests, net of tax	(2)	(13)	(2)	(29)
(Income) loss from equity method investments	(3)	12	(43)	28
Provision for (benefit from) income taxes	(40)	158	80	244
Other (income) expense, net	52	(1,851)	(513)	(1,593)
Interest expense	166	143	478	406
Income from operations	394	1,061	458	2,029
Add (deduct):
Depreciation and amortization	205	179	620	542
Stock-based compensation expense	492	438	1,466	1,377
Legal, tax, and regulatory reserve changes and settlements	(13)	—	82	661
Goodwill and asset impairments/loss on sale of assets	2	—	85	(3)
Acquisition, financing and divestitures related expenses	9	8	27	16
Gain on lease arrangement, net	(1)	—	(4)	—
Restructuring and related charges	4	4	35	20
Adjusted EBITDA	$1,092	$1,690	$2,769	$4,642
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Nine Months Ended September 30,
(In millions)	2023	2024

Free cash flow reconciliation:

Net cash provided by operating activities	$2,762	$5,387
Purchases of property and equipment	(168)	(198)
Free cash flow	$2,594	$5,189

Liquidity and Capital Resources

	Nine Months Ended September 30,
(In millions)	2023	2024

Net cash provided by operating activities	$2,762	$5,387
Net cash used in investing activities	(2,407)	(4,610)
Net cash provided by (used in) financing activities	(141)	1,310
Operating Activities
Net cash provided by operating activities was $5.4 billion for the nine months ended September 30, 2024, primarily consisting of $2.9 billion of net income, adjusted for certain non-cash items, which primarily includes: $1.4 billion of stock-based compensation expense, and $561 million of depreciation and amortization expense; partially offset by $1.3 billion in unrealized gains on debt and equity securities, net. In addition, cash consumed by working capital decreased by $1.6 billion. The decrease in cash consumed by working capital was primarily driven by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out, and accrued expenses and other liabilities, partially offset by an increase in accounts receivable and prepaid expenses and other assets primarily due to tax matters recorded as a receivable in other assets described in the Non-Income Tax Matters section below.
Net cash provided by operating activities was $2.8 billion for the nine months ended September 30, 2023, primarily consisting of $456 million of net income, adjusted for certain non-cash items, which primarily includes: $1.5 billion of stock-based compensation expense; $620 million depreciation and amortization expense; $77 million in impairment of goodwill, long-lived assets and other assets; and a $74 million loss from sale of investment, partially offset by $610 million in unrealized gains from equity securities. In addition, cash consumed by working capital decreased by $496 million. The decrease in cash consumed by working capital was primarily driven by an increase in our accrued insurance reserves and accrued expenses and other current liabilities, partially offset by an increase in accounts receivable and prepaid expenses and other assets. In addition, net cash provided by operating activities reflects a cash outflow of £493 million (approximately $622 million) related to the payment of an HMRC VAT assessment during the third quarter of 2023. For additional information on this matter, refer to Note 12 – Commitments and Contingencies in the notes to condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Investing Activities
Net cash used in investing activities was $4.6 billion for the nine months ended September 30, 2024, primarily consisting of purchases of marketable securities of $9.7 billion, purchases of non-marketable equity securities of $288 million, and $198 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $5.8 billion.
Net cash used in investing activities was $2.4 billion for the nine months ended September 30, 2023, primarily consisting of purchases of marketable securities of $5.9 billion and $168 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $3.0 billion and $721 million proceeds from the sale of an equity method investment.
Financing Activities
Net cash provided by financing activities was $1.3 billion for the nine months ended September 30, 2024, primarily consisting of: $3.97 billion in proceeds from the issuance of the Notes; $103 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan; partially offset by $1.97 billion relating to our extinguishment of the 2030 Refinanced Term Loans; $697 million of repurchases of common stock; and $122 million of principal payments of finance leases. For additional information on the Notes issuance and the extinguishment of the 2030 Refinanced Term Loans, see Note 6 – Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net cash used in financing activities was $141 million for the nine months ended September 30, 2023, primarily consisting of $118 million of principal payments of finance leases, $25 million principal payments on Careem Notes and a $16 million net cash outflow related to our 2030 Refinanced Term Loans, comprised of (i) $1.1 billion cash inflow from the issuance of the 2030 Refinanced Term Loans, net of issuance costs, from new lenders and additional principal from existing lenders; (ii) a $1.1 billion cash outflow of principal payments on the 2025 Refinanced Term Loan and 2027 Refinanced Term Loan to exiting lenders and reduce principal owed to existing lenders. The total outflow was offset by $85 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan. For additional information on our 2030 Refinanced Term Loans, see Note 6 –

Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other Information
As of September 30, 2024, $2.8 billion of our $6.2 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities.
We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of September 30, 2024, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.
Debt Redemptions
On September 12, 2024, we exercised the call option for a partial redemption of the 2027 Senior Note. As a result, we reclassified the $500 million called for redemption from long-term debt to accrued and other current liabilities on our condensed consolidated balance sheet as of September 30, 2024. The partial redemption was completed on October 3, 2024. In addition, on October 2, 2024, we exercised the call option to redeem the $1.5 billion 2026 Senior Note, with the redemption scheduled for November 1, 2024. For additional information, see Note 6 – Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Share Repurchase Program
In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock (the “Share Repurchase Program”). The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases and accelerated share repurchases. The exact number of shares to be repurchased by us, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice. As of September 30, 2024, we had $6.3 billion available to repurchase shares pursuant to the Share Repurchase Program. For additional information, see Note 8 – Stockholders' Equity in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Freight Series A Preferred Stock
On October 6, 2023, the 2020 Freight Series A Investor exercised their right to require that either Freight Holding conduct an IPO or we redeem them at the Freight Series A Liquidation Preference. Upon the redemption date in October 2024, we settled the 2020 Freight Series A Investor’s Freight Series A preferred stock in cash for $851 million. For additional information, see Note 14 – Non-Controlling Interests in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Income Tax Matters
As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK is a merchant of transportation and is required to remit VAT. Uber UK is remitting VAT under the Value Added (Tour Operators) Order 1987 (“VAT Order 1987”), which allows for VAT remittance on a calculated margin, rather than on Gross Bookings.
We have received multiple assessments from the HMRC disputing our application of VAT Order 1987 for the period of March 2022 to March 2024, totaling approximately $1.4 billion (£1.1 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments. The payments are recorded as a receivable in other assets on our condensed consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to prior or future periods, which we will be required to pay in order to continue with the appeals process. Any payments are expected to decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal.
Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated.

As of September 30, 2024, there have been no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
As of June 30, 2024, we had approximately $1.97 billion in aggregate principal amount outstanding of the 2030 Refinanced Term Loans, which were floating rate notes carried at amortized cost and subject to interest rate risk. In September 2024, we fully repaid all loans outstanding under this term loan agreement. As a result, our primary exposure to market risks for changes in interest rates relate primarily to the new Credit Agreement of which we currently have no drawn amounts as of September 30, 2024. For additional information, see Note 6 – Long-Term Debt and Revolving Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have increased the fair value of our notes by $513 million as of September 30, 2024.
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
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $7.0 billion and $9.0 billion as of December 31, 2023 and September 30, 2024, respectively. Marketable debt securities classified as restricted investments and short-term investments totaled $9.5 billion as of September 30, 2024. As of September 30, 2024, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held affiliates and public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held affiliates and recently public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of September 30, 2024, the carrying value of our investments was $8.2 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended September 30, 2024 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 12 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
Legal Proceedings That Are Not Described in Note 12 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 12 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended September 30, 2024 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
•We have incurred significant losses, including in the United States and other major markets. We expect our operating expenses to increase in the foreseeable future, and we may not maintain profitability.
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
•We have experienced and may experience security or data privacy breaches or other unauthorized or improper access to, acquisition of, use of, disclosure of, alteration of or destruction of our proprietary or confidential data, employee data, or platform user data.
•Cyberattacks, including computer malware, ransomware, viruses, denial of service attacks, account takeovers, spamming, phishing, and social engineering attacks could harm our reputation, business, and operating results.
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
•Increased attention to, and evolving expectations regarding, environment, social and governance and sustainability matters may impact our business, reputation and liabilities, including in the context of certain goals we have announced.

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
Other examples of judicial decisions include a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship, a decision by the French Supreme Court that reclassified an UberX Driver as an employee (which has been followed by inconsistent appellate decisions regarding employee status), decisions by several Swiss governmental bodies ruling that Drivers should be classified as employees for Swiss social security or regulatory purposes, a recent Spanish regulation of food delivery platforms that presumes employment status and a ruling in September 2021 by a Netherlands court that Mobility Drivers are employees within the meaning of the taxi collective bargaining agreement. As another example, in October 2024, Mexico’s President announced she will present a bill to amend Mexico’s Federal Labor Law and reclassify all mobility and delivery earners who make more than one minimum salary a month as employees, with traditional labor law rights, including sharing into the profits of the company.
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
The markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. Moreover, certain of our stockholders have made substantial investments in certain of our competitors and may increase such investments, make new investments in other competitors, or enter into strategic transactions with competitors in the future. These investments or strategic transactions, along with other competitive advantages discussed above, may allow our competitors to compete more effectively against us and continue to lower their prices, offer Driver incentives or consumer discounts and promotions, or otherwise attract Drivers, consumers, merchants, Shippers, and Carriers to their platform and away from ours. Such competitive pressures may lead us to maintain or lower fares or service fees or maintain or increase our Driver incentives and consumer discounts and promotions. Ridesharing and certain other categories in which we compete are relatively nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to maintain profitability.
We have incurred significant losses, including in the United States and other major markets. We expect our operating expenses to increase in the foreseeable future, and we may not maintain profitability.
We incurred operating losses of $3.8 billion and $1.8 billion in the years ended December 31, 2021 and 2022, respectively, and, as of September 30, 2024, we had an accumulated deficit of $27.6 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve or maintain profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may continue to incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Revenue Margin. Further, we charge a lower service fee to certain of our largest chain restaurant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative Revenue Margin with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of Careem, Postmates or other acquired companies, and may continue to incur significant operating losses in the United States, Middle East, North Africa, and Pakistan in the future. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
In 2024, we released a third safety report, which provides the public with data related to reports of sexual assaults and other critical safety incidents claimed to have occurred on our platform in the United States. Public responses to our safety reports or any future safety reports or similar public reporting of safety incidents claimed to have occurred on our platform, which may include disclosure of reports provided to regulators and other government authorities, as well as public responses to any third-party assessments of our civil rights impact, may continue to result in positive and negative media coverage, increased regulatory scrutiny, and litigation, and could adversely affect our reputation with platform users. Further unfavorable media coverage and negative publicity could adversely impact our financial results and future prospects. As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our various platform offerings. Additionally, some of our acquired and majority-owned companies, including Careem, Postmates and Cornershop, have or will continue to use their own brands and/or operate their own apps in parallel with our brand and apps, and any damage or reputational harm to their brands could adversely impact our brand and reputation.
Our brand and reputation might also be harmed by events outside of our control. For example, we have licensed our brand in connection with certain divestitures and joint ventures, including to Yandex in Russia/CIS, and while we have certain contractual protections in place governing the use of our brand by these companies, we do not control these businesses, we are not able to anticipate their actions, and consumers may not be aware that these service providers are not controlled by us. Furthermore, if Drivers, merchants, or Carriers provide diminished quality of service, are involved in incidents regarding safety or privacy, engage in malfeasance, or otherwise violate the law, we may receive unfavorable press coverage and our reputation and business may be harmed. As a result, any of these third parties could take actions that result in harm to our brand, reputation, and consequently, our business.
While we have taken significant steps to rehabilitate our brand and reputation, the successful rehabilitation of our brand will depend largely on maintaining a good reputation, minimizing the number of safety incidents, continuing an improved culture and workplace practices, improving our compliance programs, continuing to invest in safety features and improvements, maintaining a high quality of service and ethical behavior, and continuing our marketing and public relations efforts. Our brand promotion, reputation building, and media strategies have involved significant costs and may not be successful. We anticipate that other competitors and potential competitors will expand their offerings, which will make maintaining and enhancing our reputation and brand increasingly more difficult and expensive. If we fail to successfully maintain our brand in the current or future competitive environment or if events occur in the future which negatively affect public perception of our company, our brand and reputation would be further damaged and our business may suffer.
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
As of September 30, 2024, we had approximately 30,800 global employees, of whom approximately 17,800 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
We are not able to control or predict the actions of platform users and third parties, either during their use of our platform or otherwise, and we may be unable to protect or provide a safe environment for Drivers and consumers as a result of certain actions by Drivers, consumers, merchants, Carriers, and third parties. Such actions may result in injuries, property damage, or loss of life for consumers and third parties, or business interruption, brand and reputational damage, or significant liabilities for us. Although we administer certain qualification processes for users of our platform, including background checks on Drivers through third-party service providers in the United States, these qualification processes and background checks may not expose all potentially relevant information and are limited in certain jurisdictions according to national and local laws, and our third-party service providers where utilized may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. Further, the qualification and background check standards for Couriers are generally less extensive than those conducted for Mobility Drivers. In addition, we do not independently test Drivers’ driving skills. Consequently, we expect to continue to receive complaints from riders and other consumers, as well as actual or threatened legal action against us related to Driver conduct. We have also faced civil litigation alleging, among other things, inadequate Driver qualification processes and background checks, and general misrepresentations regarding the safety of our platform.
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
As of September 30, 2024, we operated in approximately 70 countries. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors.
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
Any material decline in the business of these entities would adversely affect the value of our assets and our financial results. Furthermore, the value of these assets is based in part on the market valuations of these entities, and weakened financial markets have adversely affected, and may in the future adversely affect such valuations. To the extent these businesses are or become publicly traded companies, volatility or fluctuations in the stock price of such companies could adversely impact our financial results. These positions could expose us to risks, litigation, and unknown liabilities because, among other things, these companies have limited operating histories in evolving industries and may have less predictable operating results; to the extent these companies are privately owned, limited public information is available and we may not learn all the material information regarding these businesses; are domiciled and operate in countries with particular economic, tax, political, legal, safety, regulatory and public health risks; are domiciled or operate in countries that may become subject to economic sanctions or foreign investment restrictions; depend on the management talents and efforts of a small group of individuals, and, as a result, the death, disability, resignation, or termination of one or more of these individuals could have an adverse effect on the relevant company’s operations; and will likely require substantial additional capital to support their operations and expansion and to maintain their competitive positions.
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
If our growth slows more significantly than we currently expect, we may not be able to maintain profitability, which would adversely affect our financial results and future prospects.
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
We have invested, and we may continue to invest, substantial amounts in companies with whom we partner to offer autonomous vehicle technologies on our platform. For example, in January 2021, we completed the merger of our autonomous technologies business with Aurora, and included a $400 million investment in the combined company and a commercial agreement pursuant to which we and Aurora will collaborate with respect to the launch and commercialization of self-driving vehicles on our ridesharing network. Additionally, we have entered into commercial partnerships with various autonomous mobility and/or autonomous delivery companies. We believe that autonomous vehicle technologies may have the ability to meaningfully impact the industries in which we compete and that autonomous vehicles present substantial opportunities. Several companies other than Aurora, including Waymo, Cruise Automation, Tesla, Apple, Zoox (a subsidiary of Amazon), Motional, and Nuro, are developing autonomous vehicle technologies in the United States, either alone or through collaborations with car manufacturers, as are similar companies globally, and we expect that they will use such technology to further compete with us in the mobility, delivery, or logistics industries. Waymo has introduced a commercialized ridehailing fleet of autonomous vehicles on its own platform in addition to a fleet of autonomous vehicles that it makes available through our platform, and it is possible that our competitors could introduce autonomous vehicle offerings earlier than we will be able to offer autonomous vehicles on our platform or that our commercial partnerships could expire or that our autonomous vehicle partners could otherwise remove theirs from our platform. In the event that our competitors bring autonomous vehicles to market before we are able to offer autonomous vehicles on our platform, deploy their autonomous vehicles on ridesharing, delivery or logistics platforms other than ours, or their technology is or is perceived to be superior to the technology of parties with which we partner to offer autonomous vehicles on our platform, they may be able to leverage such technology to compete more effectively with us, which would adversely impact our financial performance and our prospects. For example, use of autonomous vehicles could substantially reduce the cost of providing ridesharing, delivery, or logistics services, which could allow competitors to offer such services at a substantially lower price as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our financial performance and prospects would be adversely impacted.
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
Various other factors may also cause system failures or security breaches, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, intentional acts or errors by our employees or third-party service providers, or breaches in the security of these systems or platforms. For example, fraudsters may attempt to induce employees, contractors, or platform users to disclose information to gain access to our data or the data of platform users. If our incident response, disaster recovery, and business continuity plans do not resolve these issues in an effective manner, they could result in adverse impacts to our business operations and our financial results. Because of our prominence, the number of platform users, and the types and volume of personal data on our systems, we may be a particularly attractive target for such attacks. Although we have developed, and continue to develop, systems and processes that are designed to protect our data and that of platform users, and to prevent data loss, undesirable activities on our platform, and security breaches, we cannot guarantee that such measures will provide absolute security. Our efforts on this front may be unsuccessful as a result of, for example, software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve, and we may incur significant costs in protecting against or remediating cyberattacks. Any actual or perceived failure to maintain the performance, reliability, security, and availability of our products, offerings, and technical infrastructure to the satisfaction of platform users and certain regulators would likely harm our reputation and result in loss of revenue from the adverse impact to our reputation and brand, disruption to our business, and our decreased ability to attract and retain Drivers, consumers, merchants, Shippers, and Carriers.
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
In certain jurisdictions, we allow consumers to pay for rides and meal or grocery deliveries using cash, which raises regulatory, operational, and safety concerns. If we do not successfully manage those concerns, we could become subject to adverse regulatory actions and suffer reputational harm or other adverse financial and accounting consequences.
In certain jurisdictions, including India, Brazil, and Mexico, as well as certain other countries in Latin America, Europe, the Middle East, and Africa, we allow consumers to use cash to pay Drivers the entire fare of rides and cost of meal deliveries (including our service fee from such rides and meal or grocery deliveries). In 2023, cash-paid trips accounted for approximately 6% of our global Gross Bookings. This percentage may increase in the future, particularly in the markets in which Careem operates. The use of cash in connection with our technology raises regulatory, operational, and safety concerns. For example, many jurisdictions have specific regulations regarding the use of cash for ridesharing and certain jurisdictions prohibit the use of cash for ridesharing. Failure to comply with these regulations could result in the imposition of significant fines and penalties and could result in a regulator requiring that we suspend operations in those jurisdictions. In addition to these regulatory concerns, the use of cash with our Mobility products and Delivery offering can increase safety and security risks for Drivers and riders, including potential robbery, assault, violent or fatal attacks, and other criminal acts. In certain jurisdictions such as Brazil, serious safety incidents resulting in robberies and violent, fatal attacks on Drivers while using our platform have been reported. If we are not able to adequately address any of these concerns, we could suffer significant reputational harm, which could adversely impact our business. Expanding cash payments to additional cities or countries could amplify these risks.
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
Our growing use of artificial intelligence (“AI”) (including machine learning) in our business and offerings presents additional risks. This technology presents a number of risks inherent in its use. AI algorithms or automated decision-making or processing of data may be flawed and datasets may be insufficient or contain biased information, which can create inaccurate or discriminatory outcomes. AI tools and algorithms may use third-party AI with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. Europe, the United States and other countries are enacting or may consider comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that European lawmakers have passed the first such framework, the European Artificial Intelligence Act (“AI Act”), which came into effect in August 2024. Further, more specific AI-related laws and regulations have been enacted, and are expected to continue to be enacted, around the world. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including certain decisions based (whether partially or solely) on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning and algorithms or AI-generated content, have impaired and could impair the acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These and other deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI ethically in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.
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
Increased attention to, and evolving expectations regarding, environment, social and governance and sustainability matters may impact our business, reputation and liabilities, including in the context of certain goals we have announced.
We have taken, and may continue to take, certain environmental and social actions, including the establishment of environmental and social goals, including those that relate to climate change matters. Our ability to meet our environmental and social goals is dependent on many external factors, including such factors as rapidly changing regulations, governmental or political shifts, policies and related interpretation, action from policymakers and the wider auto industry, advances in technology such as battery storage, as well as the availability, cost and accessibility of EVs to Drivers, and the availability of EV charging infrastructure that can be efficiently accessed by Drivers; progress has been made, but without more aggressive action, we cannot achieve all of our goals. We have announced certain climate-related goals, including our goal to use 100% renewable electricity for our U.S. offices by 2025, our goal to have net zero climate emissions from corporate operations by 2030, our goal to be a net zero company by 2040, and our goal to reduce unnecessary packaging waste from deliveries by 2030. In addition, our Supplier Code of Conduct sets environmental standards for our supply chain, and we recognize that there are inherent climate-related risks wherever business is conducted. All our climate change-related goals are intentionally challenging, and are therefore subject to risks, uncertainties, third party information or action, and conditions, many of which are outside of our control. Progressing towards our climate goals requires us to invest significant effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise our timelines and/or climate goals. For example, the pandemic negatively impacted our ability to dedicate resources to make the progress on our climate goals that we initially anticipated. There can be no assurances that our goals will be achieved in the manner we currently intend or at all, and any failure or perceived failure to meet regulatory requirements related to climate change, or to meet our stated climate change goals (or other environmental and social goals) on the timeframe we announced, or at all, could have an adverse impact on our costs and ability to operate, result in litigation, as well as harm our brand, reputation, and consequently, our business.
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
Factors such as inflation, increased fuel prices, and increased vehicle purchase, rental, insurance, or maintenance costs, including increased prices of new and used vehicle parts as a result of recent global supply chain challenges, and increased fuel prices as result of the conflict between Russia and Ukraine and the conflict in the Middle East, have and may continue to increase the costs incurred by Drivers and Carriers when providing services on our platform. Similarly, factors such as inflation, increased food costs, increased labor and employee benefit costs, increased rental costs, and increased energy costs may increase merchant operating costs, particularly in certain international markets, such as Egypt. Many of the factors affecting Driver, merchant, and Carrier costs are beyond the control of these parties. In many cases, these increased costs may cause Drivers and Carriers to spend less time providing services on our platform or to seek alternative sources of income. Likewise, these increased costs may cause merchants to pass costs on to consumers by increasing prices, which would likely cause order volume to decline, may cause merchants to cease operations altogether, or may cause Carriers to pass costs on to Shippers, which may cause shipments on our platform to decline. A decreased supply of Drivers, consumers, merchants, Shippers, or Carriers on our platform would decrease our network liquidity, which could harm our business and operating results.
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
As of September 30, 2024, we had total outstanding indebtedness of $11.6 billion aggregate principal amount. In addition, up to approximately $128 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of September 30, 2024. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
In certain jurisdictions, we are subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. In such jurisdictions, we may be subject to regulatory fines and proceedings and, in certain cases, may be required to cease operations altogether if we continue to operate our business as currently conducted, unless and until such laws and regulations are reformed to clarify that our business operations are fully compliant or such laws and regulations are determined to be invalid or inapplicable. For example, in September 2020, the Hong Kong Court of Final Appeal issued a ruling against a group of drivers who used the Uber app, concluding that by driving for hire without a Hire Car Permit, they violated the local Road Traffic Ordinance. A judicial review process is pending. However, these developments may adversely affect our ability to offer ridesharing services and negatively impact our financial performance in Hong Kong. As another example, in January 2020, we ceased offering our Mobility products in Colombia after a Colombian court ruled that we violated local competition laws. In response, we appealed the decision, made certain changes to our Mobility products in Colombia and re-launched Mobility in Colombia in February 2020, and in June 2020, the Appeals Court of Bogota revoked its order to block Mobility products in Colombia. Furthermore, in certain of these jurisdictions, we continue to provide our products and offerings while we assess the applicability of these laws and regulations to our products and offerings or while we seek judicial, regulatory or policy changes to address concerns with respect to our ability to comply with these laws and regulations. Our decision to continue operating in these instances has come under investigation or has otherwise been subject to scrutiny by government authorities. Our continuation of this practice and other past practices may result in fines or other penalties against us and Drivers imposed by local regulators, potentially increasing the risk that our licenses or permits that are necessary to operate in such jurisdictions will not be renewed. Such fines and penalties have in the past been, and may in the future continue to be, imposed solely on Drivers, which may cause Drivers to stop providing services on our platform. In many instances, we make the business decision as a gesture of goodwill to pay the fines on behalf of Drivers or to pay Drivers’ defense costs, which, in the aggregate, can be in the millions of dollars. Furthermore, such business practices may also result in negative press coverage, which may discourage Drivers and consumers from using our platform and could adversely affect our revenue. In addition, we face regulatory obstacles, including those lobbied for by our competitors or from local governments globally, that have favored and may continue to favor local or incumbent competitors, including obstacles for potential Drivers seeking to obtain required licenses or vehicle certifications. In addition, an increasing number of municipalities have proposed delivery network fee caps with respect to our Delivery offering and caps on surge pricing with respect to our Mobility offering. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions.

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
In addition, we are currently involved in litigation in a number of the jurisdictions in which we operate. We initiated some of these legal challenges to contest the application of certain laws and regulations to our business. Others have been brought by taxicab owners, local regulators, local law enforcement, and platform users, including Drivers and consumers. These include individual, multiple plaintiff, and putative class and class action claims for alleged violation of laws related to, among other things, transportation, competition, advertising, consumer protection, fee calculations, personal injuries, privacy, intellectual property, product liability, discrimination, safety, and employment. For example, in May 2019, a class action was filed against us and certain of our subsidiaries in the Supreme Court of Victoria, Australia on behalf of participants in the taxi, hire-car, limousine, and charter vehicle industry who were licensed to operate in particular regions of Australia during certain periods between April 2014 and August 2017. The class action alleges that we operated unlawfully in such regions during such periods. The class action was settled in principle with no admission of liability by Uber. In September 2024, a constitutional reform to the judiciary in Mexico was approved; secondary regulations are still pending, which are needed to assess the legal impact on our operations in Mexico. These legislative and regulatory proceedings, allegations, and lawsuits are expensive and time consuming to defend, and, if resolved adversely to us, could result in financial damages or penalties, including criminal penalties, incarceration, and sanctions for individuals employed by us or parties with whom we contract, which could harm our ability to operate our business as planned in one or more of the jurisdictions in which we operate, which could adversely affect our business, revenue, and operating results.
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
These government inquiries and investigations are time-consuming and require a great deal of financial resources and attention from us and our senior management. If any of these matters are resolved adversely to us, we may be subject to additional fines, penalties, and other sanctions, and could be forced to change our business practices substantially in the relevant jurisdictions. Any such determinations could also result in significant adverse publicity or additional reputational harm, and could result in or complicate other inquiries, investigations, or lawsuits from other regulators in future merger control or conduct investigations. Any of these developments could result in material financial damages or operational restrictions, and harm our business.
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
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we have been, and may continue to become, subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. In addition, the GDPR contains a provision that individuals shall have the right not to be subject to a decision based solely on automated processing, including profiling, which produces legal effects concerning them or similarly significantly affects them. Decisions based on AI or on automated processing of data, or insufficient disclosures regarding this processing, have and could impair our business and have and could subject us to lawsuits, regulatory investigations or other harm. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) certain decisions based solely on automated processing, including profiling. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, including for automated processing, decision making, and profiling, which will increase our compliance costs and the risks associated with non-compliance. For example, the California Consumer Privacy Act (“CCPA”), which provided new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Other U.S. states have adopted, and likely will continue to adopt, similar laws that provide new consumer privacy rights and business operational requirements. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) in 2018, which is now in effect. These laws may be subject to amendments and regulations that may change over time, or result in additional follow-on laws such as the California Privacy Rights Act (“CPRA”) passed in California in November 2020. For further information on risks related to our use of certain decisions based solely on automated processing or profiling, see the risk factor titled “—Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the tools and data sets used, and/or a complex, developing regulatory environment.”

Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the EEA. We rely on transfer mechanisms permitted under these laws. Such mechanisms have received heightened regulatory and judicial scrutiny and have undergone modifications, and a 2020 decision by the Court of Justice of the European Union had cast doubt on the adequacy of all of the formerly-approved mechanisms for transferring personal data from countries in the EEA to certain other countries such as the United States. While in July 2023 the European Commission deemed a new EU-US Data Privacy Framework adequate for personal data transfers from the EU (and the rest of the EEA) to the US, this Framework has been challenged. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data of Drivers, consumers, or employees in those regions, which could have an adverse effect on our business, financial condition, and operating results, and has resulted in and may result in substantial fines, enforcement actions, litigation, injunctive relief, and other penalties that may be costly or that may impact our business. In addition, we may be required to disclose personal data pursuant to demands from government agencies, including from state and city regulators as a requirement for obtaining or maintaining a license or otherwise, from law enforcement agencies, and from intelligence agencies. This disclosure or potential disclosure may result in a failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations, could result in proceedings or actions against us in the same or other jurisdictions, and could have an adverse impact on our reputation and brand. In addition, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationship with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing fines or penalties against us. Further, if any jurisdiction in which we operate changes its laws, rules, or regulations relating to data residency or local computation such that we are unable to comply in a timely manner or at all, we may risk losing our rights to operate in such jurisdictions. This could adversely affect the manner in which we provide our products and offerings and thus materially affect our operations and financial results.
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
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary. Insurance related to our Mobility products may include third-party automobile, automobile comprehensive and collision, physical damage, and uninsured and underinsured motorist coverage. We require Drivers to carry automobile insurance in most countries, and in many cases we also maintain insurance on behalf of Drivers. We rely on a limited number of ridesharing insurance providers, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. In addition to insurance related to our products, we maintain other automobile insurance coverage for owned vehicles and employee activity, as well as insurance coverage for non-automotive corporate risks including general liability, workers’ compensation, property, cyber liability, and director and officers’ liability. If our insurance carriers change the terms of our policies in a manner unfavorable to us or Drivers, our insurance costs could increase. The cost of insurance that we maintain on behalf of Drivers is higher in the United States and Canada than in other geographies. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, we could be liable for significant additional costs.
In addition, we and our captive insurance subsidiary are party to certain reinsurance and indemnification arrangements that transfer a significant portion of the risk from the insurance provider to us or our captive insurance subsidiary, which could require us to pay out material amounts that may be in excess of our insurance reserves, including as a result of adverse legal proceedings, resulting in harm to our financial condition. Our insurance reserves include amounts for unpaid losses and loss adjustment expenses for risks retained by us through our captive insurance subsidiary and other risk retention mechanisms. Such amounts are based on actuarial estimates, historical claim information, and industry data. While management believes that these reserve amounts are adequate, the ultimate liability could be in excess of our reserves. Insurance recoverables are recognized when we have entered into contracts which transfer risk recorded in our insurance reserves to third party insurance companies. We also have requirements to post collateral for current and future claim settlement obligations with certain of our insurance carriers, which may have a significant impact on our unrestricted cash and cash equivalents available for general business purposes.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
	(in thousands)		(in thousands)	(in millions)
July 1, 2024 to July 31, 2024	1,027	$68.63	1,027	$6,605
August 1, 2024 to August 31, 2024	1,785	$70.75	1,785	$6,478
September 1, 2024 to September 30, 2024	2,481	$71.84	2,481	$6,300
Total	5,293		5,293
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
None.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		10-Q	001-38902	3.1	August 6, 2024
3.2	Amended and Restated Bylaws of the Registrant.		10-K	001-38902	3.2	February 15, 2024
4.1	Indenture, dated September 9, 2024, by and between Uber Technologies, Inc. and U.S. Bank Trust Company, National Association.		8-K	001-38902	4.1	September 9, 2024
4.2	First Supplemental Indenture, dated September 9, 2024, by and between Uber Technologies, Inc. and U.S. Bank Trust Company, National Association.		8-K	001-38902	4.2	September 9, 2024
4.3	Form of Notes (included in Exhibit 4.2 above).		8-K	001-38902	4.3	September 9, 2024
10.1	Credit Agreement, dated as of September 26, 2024, by and among Uber Technologies, Inc., as the borrower, the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent.		8-K	001-38902	10.1	September 27, 2024
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

UBER TECHNOLOGIES, INC.

Date: October 31, 2024	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 31, 2024	By: /s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Chief Financial Officer
(Principal Financial Officer)