Form 10-K
period 2024-12-31
Uber Technologies, Inc
filed 2025-02-14
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $147.0 billion based upon the closing price reported for such date on the New York Stock Exchange.
The number of shares of the registrant's common stock outstanding as of February 11, 2025 was 2,089,008,865.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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

PART I
ITEM 1. BUSINESS
Overview
Uber Technologies, Inc. (“Uber,” the “Company,” “we,” “our,” or “us”) is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. We develop and operate proprietary technology applications supporting a variety of offerings on our platform (“platform(s)” or “Platform(s)”). We connect consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, and connect Riders and other consumers (“Eater(s)”) with restaurants, grocers and other stores (collectively, “Merchants”) with delivery service providers (“Couriers”) for meal preparation, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Couriers are collectively referred to as “Driver(s).” We also connect consumers with public transportation networks. We use this same network, technology, operational excellence and product expertise to connect shippers (“Shipper(s)”) with carriers (“Carrier(s)”) in the freight industry by providing Carriers with the ability to book a shipment, transportation management and other logistics services. Uber is also developing technologies designed to provide new solutions to solve everyday problems.
Our technology is available in over 70 countries around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe (excluding Russia), the Middle East, Africa, and Asia Pacific (“APAC”, excluding China and Southeast Asia).
Our Segments
As of December 31, 2024, we had three operating and reportable segments: Mobility, Delivery and Freight. Mobility, Delivery and Freight platform offerings each address large, fragmented markets.
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
Delivery
Our Delivery offering allows consumers to search for and discover the best of local commerce—from restaurants to grocery, alcohol, convenience and other retailers—order a meal or other items, and either pick-up at the restaurant or have it delivered. We refer to the grocery, alcohol, convenience, and retail categories collectively as Grocery & Retail. After launching our Delivery app, Uber Eats, over nine years ago, we believe our Delivery offering increases consumer engagement with the Uber platform overall, which in turn results in broader reach for our Merchants who can attract Uber Eats consumers from Uber without increasing their own costs. For Drivers, we believe the Delivery offering leverages, and has expanded, our earner base by increasing utilization and earnings across the network. We also believe it attracts new Drivers to the platform who do not have access to Mobility-qualified vehicles. Over the last several years, our Delivery business has expanded to include Uber Direct, our white-label Delivery-as-a-Service offering to retailers and restaurants around the world, as well as advertising opportunities.
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

Massive Network
Our massive, efficient, and intelligent network consists of tens of millions of Drivers, consumers, Merchants, Shippers and Carriers, as well as underlying data, technology, and shared infrastructure. Our network becomes smarter with every trip. In more than 15,000 cities around the world (as of December 31, 2024), our network powers movement at the touch of a button for millions, and we hope eventually billions, of people.

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
We believe that all of these synergies serve the customer experience, enabling us to attract new platform users and to deepen engagement with existing platform users. Both of these dynamics grow our network scale and liquidity, which further increases the value of our platform-to-platform users. For example, Delivery attracts new consumers to our network—for the three months ended December 31, 2024, approximately 61% of first-time Delivery consumers were new to our platform. Additionally, for the three months ended December 31, 2024, consumers who used both Mobility and Delivery generated 11.4 Trips per month on average, compared to 5.2 Trips per month on average for consumers who used a single offering in cities where both Mobility and Delivery were offered. We believe that these trends will improve as we further leverage the power of our platform.
Membership
With our platform, we are making it even easier for our consumers to unlock convenience—Uber One is our single cross-platform membership program that brings together the best of Uber. Uber One members have access to discounts, special pricing, priority service, and exclusive perks across our rides, delivery and grocery and retail offerings. Uber One is available in over 30 countries. Our Eats Pass membership program continues to remain available in select cities as a subscription offering. Our membership programs are designed to make utilizing our suite of products a seamless and rewarding experience for our consumers. As of December 31, 2024, Uber One member base reached 30 million.
Advertising
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
Competitive Environment
We compete on a global basis in highly fragmented markets. We face significant competition in each of the mobility and delivery industries globally and in the logistics industry in the United States and Canada from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants given the low barriers to entry that characterize these industries. As we and our competitors introduce new products and offerings, and as existing products evolve, we expect to become subject to additional competition. While we work to expand globally and introduce new products and offerings across a range of industries, many of our competitors remain focused on a limited number of products or on a narrow geographic scope, allowing them to develop specialized expertise and employ resources in a more targeted manner than we do. The competition we face in each of our offerings includes:

•Mobility. Our Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery and other car services. In addition, public transportation can be a superior substitute to our Mobility offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies for Drivers and Riders, including Bolt, Didi, Grab, Lyft, and Ola.
•Delivery. Our Delivery offering competes with numerous companies in the meal, grocery and other delivery space in various regions for drivers, consumers, and merchants, including DoorDash, Deliveroo, Glovo, Instacart, Gopuff, Rappi, iFood, Delivery Hero, Just Eat Takeaway, and Amazon. Our Delivery offering also competes with restaurants and other merchants, including those that offer their own delivery and/or take-away, meal kit delivery services, grocery delivery services, and traditional grocers.
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
Data Privacy and Protection
Our technology platform, and the user data we collect and process to run our business, are an integral part of our business model and, as a result, our compliance with laws dealing with the collection and processing of personal data is core to our strategy to improve platform user experience and build trust. Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personal data, and these laws are increasing in number, enforcement, fines, and other penalties. Two examples of such regulations that have significant implications for our business are the European Union’s General Data Protection Regulation (the “GDPR”), a law which went into effect in May 2018 and implemented more stringent requirements for processing personal data relating to individuals in the EU, and the California Consumer Privacy Act (the “CCPA”), which went into effect in January 2020 and established new consumer rights and data privacy and protection requirements for covered businesses. U.S. state, city, federal, and foreign regulators are expected to continue proposing and adopting significant laws impacting the processing of personal data and other data relating to individuals, such as the California Privacy Rights Act (“CPRA”) passed in California (effective in January 2023), and India’s Digital Personal Data Protection Act enacted in 2023.

Payments and Financial Services
Most jurisdictions in which we operate have laws that govern payment and financial services activities. For example, our subsidiary in the Netherlands, Uber Payments B.V., is registered and authorized as an electronic money institution in support of certain payment activities in the European Economic Area (the “EEA”). We hold similar licenses in the United Kingdom and Mexico. Regulators in certain additional jurisdictions may determine that certain aspects of our business are subject to these laws and could require us to obtain licenses to continue to operate in such jurisdictions. In addition, laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform or to offer or promote certain financial services to users of the platform. We are continuing to evaluate our options for seeking further licenses and approvals in several other jurisdictions to optimize payment solutions and support future growth of our business.
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
Intellectual Property
We believe that our intellectual property is essential to our business and affords us a competitive advantage in the markets in which we operate. Our intellectual property includes the content of our website, mobile applications, registered domain names, social media accounts/handles, software code, firmware, hardware and hardware designs, registered and unregistered trademarks, trademark applications, copyrights, trade secrets, inventions (whether or not patentable), patents, and patent applications.
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
Delivery
We typically expect to experience seasonal impacts to our operating results with increases in our Gross Bookings in the fourth quarter compared to other quarters.
Human Capital at Uber
Employees
We are a global company and as of December 31, 2024, we and our subsidiaries had approximately 31,100 employees globally and operations in over 70 countries and more than 15,000 cities around the world. Our human capital strategies are developed and managed by our Chief People Officer, who reports to the CEO, and are overseen by the Compensation Committee and the Board of Directors.
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors.

Employee Engagement. To attract and retain the best talent, we strive to establish a culture where people are able to achieve their highest capability. We measure how successful we have been in establishing the culture we need through employee engagement surveys and related tools. We conduct continuous listening by collecting feedback from employees throughout the year and through various channels. We use the results of these regular checks to better understand employees’ needs and support their teams on topics such as well-being, fairness, rewards and recognition, and growth opportunities. For example, our hybrid work approach was shaped based on employee feedback. In addition to the engagement survey results, we also monitor the health of our workforce and the success of our people operations through monitoring metrics such as attrition, retention, and offer acceptance rates.
Employee Development and Retention. We believe that employees who have opportunities for development are more engaged, satisfied, and productive. Employees are empowered to drive their own growth, whether by learning on the job, finding stretch assignments, participating in mentorship, or identifying their next opportunity within Uber through internal mobility programs. Employees have access to an internal jobs marketplace for full-time jobs as well as short-term stretch assignments that enable them to have an impact on other areas of the business. Our goal is to help our employees be their best selves by providing programs and resources that promote wellness and productivity. Globally, Uber offers competitive benefits packages to our employees and their families.
For additional discussion, see the risk factor titled “—Our business depends on retaining and attracting high-quality personnel, and continued attrition, future attrition, or unsuccessful succession planning could adversely affect our business.” included in Part I, Item 1A of this Annual Report on Form 10-K.
Driver and Courier Well-Being
In addition to employees discussed above, our business also depends on our ability to attract and engage Drivers, consumers, Merchants, Shippers, and Couriers, as well as contractors and consultants that support our global operations.
In relation to those individuals who earn income on our platform, Uber is one of the largest open platforms for work in the world, providing accessible, flexible work in over 70 countries. Drivers are key parts of the marketplaces that Uber has created through its apps. People choose to use our platform to earn income without having to apply for, or work the fixed schedules associated with, traditional employment. We believe this flexibility is an improvement over traditional work schedules and is something we believe can and should remain available to anyone who chooses platform-based work. Uber monitors regional and global driver attraction, retention and satisfaction rates.
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
•Advocacy: We have advocated for wider policy solutions to improve access to protections and benefits for independent workers. We believe all work should be treated equally. We also believe that legislative reform is needed to modernize the social safety net. This includes requiring Uber—and other app based companies—to provide benefits and protections to their users without compromising the flexibility of their use of the app. Some examples of our advocacy to preserve flexibility of work while expanding access to benefits and protections are as follows:
◦In Washington State, we partnered with industry and labor to support a bill regulating rideshare, including minimum earnings, sick leave, paid family and medical leave, and workers’ compensation coverage for drivers.
◦In New York and Massachusetts, we reached agreements with the Attorneys General that introduce new protections for rideshare drivers in these states, including minimum earnings and various benefits.
◦In France, we reached a number of sectoral bargaining agreements with elected workers’ representatives to implement new standards related to minimum guaranteed revenues for couriers, minimum fare per trip for drivers, and deactivation transparency and appeals process for both.
•Protections and benefits: We partner with leading insurance companies around the world to pioneer protections for independent workers.
•Earnings: We are continually developing new technology that Drivers can use to acquire information that may help them save on costs and make informed choices about where and when to drive (based on when and where their earnings potential is highest).
•Learning and Growth: We have partnered with learning and academic institutions to provide opportunities to eligible Drivers and/or their family members through undergraduate degree programs and courses on entrepreneurship, skills development and language learning. For example, since its launch in 2018, our partnership with Arizona State University has enrolled nearly 15,000 Drivers and their family members in English language learning and entrepreneurship courses.
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
For additional discussion, see the risk factor titled “—If we are unable to attract or maintain a critical mass of Drivers, consumers, merchants, Shippers, and Carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users.” included in Part I, Item 1A of this Annual Report on Form 10-K.
Additional Information
We were founded in 2009 and incorporated as Ubercab, Inc., a Delaware corporation, in July 2010. In February 2011, we changed our name to Uber Technologies, Inc. Our principal executive offices are located at 1725 3rd Street, San Francisco, California 94158, and our telephone number is (415) 612-8582.
Our website address is www.uber.com and our investor relations website is located at https://investor.uber.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
•We have experienced and may experience security or privacy breaches or other unauthorized or improper access to, acquisition of, use of, disclosure of, alteration of or destruction of our proprietary or confidential data, employee data, or platform user data.
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
•Increased attention to, and evolving expectations regarding sustainability matters may adversely impact our business, reputation and liabilities, including in the context of certain goals we have announced.
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
Other examples of judicial decisions include a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship, a decision by the French Supreme Court that reclassified an UberX Driver as an employee (which has been followed by inconsistent appellate decisions regarding employee status), decisions by several Swiss governmental bodies ruling that Drivers should be classified as employees for Swiss social security or regulatory purposes, a recent Spanish regulation of food delivery platforms that presumes employment status and a ruling in September 2021 by a Netherlands court that Mobility Drivers are employees within the meaning of the taxi collective bargaining agreement. As another example, in December 2024, the Mexican Congress passed a bill to amend Mexico’s Federal Labor

Law and reclassify all mobility and delivery earners who make more than one minimum salary a month as employees, with traditional labor law rights, including sharing into the profits of the company.
In addition, reclassification of Drivers as employees, workers or quasi-employees where those statuses exist, have and could lead to groups of Drivers becoming represented by labor unions and similar organizations. For example, in May 2021, we formally recognized a UK driver union and in 2024, voters in Massachusetts approved a ballot initiative allowing drivers to collectively bargain as independent contractors. If a significant number of Drivers were to become unionized and collective bargaining agreement terms were to deviate significantly from our business model, our business, financial condition, operating results and cash flows could be materially adversely affected. In addition, a labor dispute involving Drivers may harm our reputation, disrupt our operations and reduce our net revenues, and the resolution of labor disputes may increase our costs.
In addition, if we are required to classify Drivers as employees, workers or quasi-employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Estimates” included in Part II, Item 7 of this Annual Report on Form 10-K and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2024.
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
We face competition in each of our offerings, including:
•Mobility. Our Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery and other car services. In addition, public transportation can be a superior substitute to our Mobility offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned entities, for Drivers and riders, including Bolt, Didi, Grab, Lyft, and Ola.
•Delivery. Our Delivery offering competes with numerous companies in the meal, grocery and other delivery space in various regions for Drivers, consumers, and merchants, including DoorDash, Deliveroo, Glovo, Instacart, Gopuff, Rappi, iFood, Delivery Hero, Just Eat Takeaway, and Amazon. Our Delivery offering also competes with restaurants and other merchants, including those that offer their own delivery and/or take-away, meal kit delivery services, grocery delivery services, and traditional grocers.
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
As a result of certain divestitures, we are contractually restricted from competing with our current or former minority-owned entities with respect to certain aspects of our business, including in Southeast Asia through one year after we dispose of all interests in Grab, and the Middle East, North Africa and Pakistan through two years after we dispose of all interests in Careem Technologies, while our minority-owned entities are not necessarily restricted from competing with us anywhere in the world. In addition, we are contractually restricted from competing with some of our majority-owned entities with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage.
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
We incurred an operating loss of $1.8 billion in the year ended December 31, 2022, and as of December 31, 2024, we had an accumulated deficit of $20.7 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve or maintain profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Revenue Margin. Further, we may charge a lower service fee to certain of our merchant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative Revenue Margin with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our prior or future acquisitions. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
If we are unable to attract or maintain a sufficient number of Drivers, consumers, merchants, Shippers, and Carriers, whether as a result of competition or other factors, our platform will become less appealing to platform users, and our financial results would be adversely impacted.
Our success in a given geographic market significantly depends on our ability to develop our network scale and liquidity in that geographic market by attracting Drivers, consumers, merchants, Shippers, and Carriers to our platform. If Drivers choose not to offer their services through our platform, we may lack a sufficient supply of Drivers to attract consumers and merchants to our platform. We have experienced and expect to continue to experience Driver supply constraints in most geographic markets in which we operate. To the extent that we experience Driver supply constraints in a given market, we may need to increase or may not be able to reduce the Driver incentives that we offer without adversely affecting the supply liquidity that we experience in that market. Similarly, if Carriers choose not to offer their services through our platform or elect to use other freight brokers, we may lack a sufficient supply of Carriers in specific geographic markets to attract Shippers to our platform. Furthermore, if merchants choose to partner with other delivery services in a specific geographic market, or if merchants choose to engage exclusively with our competitors, other merchant marketing websites, or other delivery services, we may lack a sufficient variety and supply of restaurant and other merchant options, or lack access to the most popular merchants, such that our Delivery offering will become less appealing to consumers and merchants. A significant amount of our Delivery Gross Bookings come from a limited number of large restaurant groups and other merchants, and this concentration increases the risk of fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant merchant partners. If platform users choose to use other ridesharing, delivery, or logistics services, we may lack sufficient opportunities for Drivers to earn a fare, Carriers to book a shipment, or merchants to provide their goods, which may reduce the perceived utility of our platform. An insufficient supply of platform users would decrease our network liquidity and adversely affect our revenue and financial results. Although we may benefit from having larger scale and liquidity than some competitors, those network effects may not result in competitive advantages or may be overcome by smaller competitors. Maintaining a balance between supply and demand in any given area at any given time and our ability to execute operationally may be more important to service quality than the absolute size of the network. If our service quality diminishes or our competitors’ products achieve greater market adoption, our competitors may be able to grow at a quicker rate than we do and may diminish our network effect.
Our number of platform users may decline materially or fluctuate as a result of many factors, including, among other things, dissatisfaction with the operation of our platform, the price of fares, food, and shipments (including a reduction in incentives), broader economic and labor market dynamics, changes in government policy, dissatisfaction with the quality of service provided by the Drivers and merchants on our platform, quality of platform user support, dissatisfaction with the merchant selection on Delivery, negative publicity related to our brand, including as a result of safety incidents and corporate reporting related to safety, perceived political or geopolitical affiliations, a pandemic or an outbreak of disease or similar public health concern, or fear of such an event, treatment of Drivers, perception that our culture has not fundamentally changed, dissatisfaction with changes we make to our products and offerings, or dissatisfaction with our products and offerings in general. In addition, if we are unable to provide high-quality support to platform users or respond to reported incidents, including safety incidents, in a timely and acceptable manner, our ability to attract and retain platform users could be adversely affected. If Drivers, consumers, merchants, Shippers, and Carriers do not establish or maintain active accounts with us, if a social media or other campaign encouraging users to cease use of our platform takes hold, if we fail to provide high-quality support, or if we cannot otherwise attract and retain a large number of Drivers, consumers, merchants, Shippers, and Carriers, our revenue would decline, and our business would suffer.
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
We receive a high degree of negative media coverage around the world, which adversely affects our brand and reputation and fuels distrust of our company. Negative publicity adversely affects our brand and reputation, makes it difficult for us to attract and retain platform users, reduces confidence in and use of our products and offerings, invites continued legislative and regulatory scrutiny, and results in additional litigation and governmental investigations. As a result, our competitors raised additional capital, increased their investments in certain markets, and improved their category positions and market shares, and may continue to do so.
In 2024, we released a third safety report, which provides the public with data related to reports of sexual assaults and other critical safety incidents claimed to have occurred on our platform in the United States. Public responses to our safety reports or any future safety reports or similar public reporting of safety incidents claimed to have occurred on our platform, which may include disclosure of reports provided to regulators and other government authorities, as well as public responses to any third-party assessments of our civil rights impact, may continue to result in positive and negative media coverage, increased regulatory scrutiny, and litigation, and could adversely affect our reputation with platform users. Media coverage of litigation and of regulatory scrutiny can also adversely affect our reputation and brand. Further unfavorable media coverage and negative publicity of these and other kinds could adversely impact our financial results and future prospects. As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our various platform offerings. Additionally, some of our acquired and majority-owned companies, including Careem, Postmates and Cornershop, have or will continue to use their own brands and/or operate their own apps in parallel with our brand and apps, and any damage or reputational harm to their brands could adversely impact our brand and reputation.
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
We have invested, and we may continue to invest, substantial amounts in companies with whom we partner to offer autonomous vehicle technologies on our platform. For example, in January 2021, we completed the merger of our autonomous technologies business with Aurora, and included a $400 million investment in the combined company and a commercial agreement pursuant to which we and Aurora will collaborate with respect to the launch and commercialization of self-driving vehicles on our ridesharing network. Additionally, we have entered into commercial partnerships with various autonomous mobility and/or autonomous delivery companies. We believe that autonomous vehicle technologies may have the ability to meaningfully impact the industries in which we compete and that autonomous vehicles present substantial opportunities. Several companies other than Aurora, including Waymo, Tesla, Zoox (a subsidiary of Amazon), Motional, Avride and Nuro, are developing autonomous vehicle technologies in the United States, either alone or through collaborations with car manufacturers, as are similar companies globally, and we expect that they will use such technology to further compete with us in the mobility, delivery, or logistics industries. Waymo has introduced a commercialized ridehailing fleet of autonomous vehicles on its own platform in addition to a fleet of autonomous vehicles that it makes available through our platform, and it is possible that our competitors could introduce autonomous vehicle offerings earlier than we will be able to offer autonomous vehicles on our platform or that our commercial partnerships could expire or that our autonomous vehicle partners could experience organizational failures of their own or otherwise remove their vehicles from our platform. In the event that our competitors bring autonomous vehicles to market before we are able to offer autonomous vehicles on our platform, deploy their autonomous vehicles on ridesharing, delivery or logistics platforms other than ours, or their technology is or is perceived to be superior to the technology of parties with which we partner to offer autonomous vehicles on our platform, they may be able to leverage such technology to compete more effectively with us, which would adversely impact our financial performance and our prospects. For example, use of autonomous vehicles could substantially reduce the cost of providing ridesharing, delivery, or logistics services, which could allow competitors to offer such services at a substantially lower price as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our financial performance and prospects would be adversely impacted.
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
As of December 31, 2024, we had approximately 31,100 global employees, of whom approximately 18,000 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
If Drivers or Carriers, or individuals impersonating Drivers or Carriers, engage in criminal activity, misconduct, or inappropriate conduct or use our platform as a conduit for criminal activity, consumers and Shippers may not consider our products and offerings safe, and we may receive negative press coverage as a result of our business relationship with such Driver or Carrier, which would adversely impact our brand, reputation, and business. There have been numerous incidents and allegations worldwide of Drivers, or individuals impersonating Drivers, sexually assaulting, abusing, kidnapping and/or fatally injuring consumers, or otherwise engaging in criminal activity while using our platform or claiming to use our platform. Furthermore, if consumers engage in criminal activity or misconduct while using our platform, Drivers and merchants may be unwilling to continue using our platform. In addition, certain regions where we operate have high rates of violent crime, which has impacted Drivers and consumers in those regions. For example, in Latin America, there have been numerous reports of Drivers and consumers being victimized by violent crime, such as armed robbery, violent assault, and rape, while taking or providing a trip on our platform. If other criminal, inappropriate, or other negative incidents occur due to the conduct of platform users or third parties, our ability to attract platform users may be harmed, and our business and financial results could be adversely affected.
Public reporting or disclosure of reported safety information, including information about safety incidents reportedly occurring on or related to our platform, whether generated by us or third parties such as media or regulators, may adversely impact our business and financial results.
Further, we may be subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by Drivers, consumers, or third parties while using our platform, or even when Drivers, consumers, or third parties are not actively using our platform. On a smaller scale, we may face litigation related to claims by Drivers for the actions of consumers or third parties. Furthermore, operating a motor vehicle is inherently dangerous. In addition, the growth of our Delivery offering and launch of lower-cost product types has led to an increase in Drivers and consumers on two wheel vehicles such as scooters and bicycles, who are more vulnerable road users and face a more severe level of injury in the event of a collision than that faced while driving in a vehicle. For example, urban hazards such as unpaved or uneven roadways increase the risk and severity of potential injuries. In addition, Drivers, in particular those on two wheel vehicles predominantly in metropolitan areas, need to share, navigate, and at times contend with narrow and heavily congested roads occupied by cars, buses and light rail, especially during “rush” hours, all of which heighten the potential risk of injuries or death. Our auto liability and general liability insurance policies may not cover all potential claims to which we are exposed, and may not be adequate to indemnify us for all liability. These incidents may subject us to liability, negative publicity, and regulatory scrutiny, which would increase our operating costs and adversely affect our business, operating results, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them. As we expand our products and offerings, this insurance risk will grow.
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
As of December 31, 2024, we operated in over 70 countries. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors.
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
Our growth strategy has included the restructuring of our business and assets by divesting our business and assets in certain jurisdictions and partnering with and investing in local ridesharing, and delivery companies to participate in those markets rather than operate in those markets independently. Our growth strategy has also included the divestment of certain lines of business in their entirety, and not just in certain jurisdictions, and instead partnering and investing in other companies in those lines of business. As a result, a significant portion of our assets includes minority ownership positions, including in Didi, Grab, and Aurora.
Our ownership in these entities involves significant risks that are outside our control. As a result, these companies may make decisions or take actions with which we disagree or that may be harmful to the value of our ownership in these companies. Additionally, these companies have expanded their offerings, and we expect them to continue to expand their offerings in the future. While this could enhance the value of our ownership interest in these companies, our business, financial condition, operating results, and prospects would be adversely affected by such expansion.

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
We generate a significant percentage of our Gross Bookings from trips in large metropolitan areas and trips to and from airports. If our operations in large metropolitan areas or our ability to provide trips to and from airports are negatively affected, our financial results and future prospects would be adversely impacted.
In 2024, we derived 20% of our Mobility Gross Bookings from five metropolitan areas—Chicago, Los Angeles, and New York City in the United States, Sao Paulo in Brazil, and London in the United Kingdom. We experience strong competition in large metropolitan areas, which has led us to offer significant Driver incentives and consumer discounts and promotions in these large metropolitan areas. As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these large metropolitan areas. Outbreaks of contagious diseases or other viruses could lead to a sustained decline in the desirability of living, working and congregating in metropolitan areas in which we operate. Any short-term or long-term shifts in the travel patterns of consumers away from metropolitan areas, due to health concerns regarding epidemics or pandemics could have an adverse impact on our Mobility Gross Bookings from these areas. An economic downturn, increased competition, or regulatory obstacles in any of these key metropolitan areas would adversely affect our business, financial condition, and operating results to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business. Furthermore, if we are unable to renew existing licenses or do not receive new licenses in key metropolitan areas where we operate or such licenses are terminated, any inability to operate in such metropolitan area, as well as the publicity concerning any such termination or non-renewal, could adversely affect our business, financial condition, and operating results.
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
In 2024, we generated 15% of our Mobility Gross Bookings from trips that either started or were completed at an airport. As a result of this concentration, our operating results are susceptible to existing regulations and regulatory changes that impact the ability of drivers using our platform to provide trips to and from airports. Sustained declines in air travel have in the past, and may in the future, suppress demand for airport-related Mobility and reduce our Mobility Gross Bookings from airport trips. For example, during the height of the pandemic, travel behavior changed and airline travel slowed, reducing the demand for Mobility to and from airports. Certain airports currently regulate ridesharing within airport boundaries, including by mandating that ridesharing service providers obtain airport-specific licenses, and some airports, particularly those outside the United States, have banned ridesharing operations altogether. Despite such bans, some Drivers continue to provide Mobility services, including trips to and from airports, despite lacking the requisite permits. Such actions may result in the imposition of fines or sanctions, including further bans on our ability to operate within airport boundaries, against us or Drivers. Additional bans on our airport operations, or any permitting requirements or instances of non-compliance by Drivers, would significantly disrupt our operations. In addition, if drop-offs or pick-ups of riders become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, the number of Drivers or consumers could decrease, which would adversely affect our business, financial condition, and operating results. While we have entered into agreements with most major U.S. airports as well as certain airports outside the United States to allow the use of our platform within airport boundaries, we cannot guarantee that we will be able to renew such agreements on favorable terms if at all, and we may not be successful in negotiating similar agreements with airports in all jurisdictions.
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
Because the techniques used to obtain unauthorized access, disable or degrade services, or sabotage systems change frequently and are often unrecognizable until launched against a target, we may be unable to anticipate these techniques and implement adequate preventative measures. Our servers, internal systems, and platform may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Individuals able to circumvent our security measures, or insiders who violate our policies, may misappropriate confidential, proprietary, or personal information held by or on behalf of us, disrupt our operations, damage our computers, or otherwise damage our business. In addition, we may need to expend significant resources to protect against security breaches or mitigate the impact of any such breaches, including potential liability that may not be limited to the amounts covered by our insurance.
Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. We have been subject to security and privacy incidents in the past and may be again in the future. For example, in September 2022, we experienced a cybersecurity incident where an attacker accessed certain internal corporate systems, tools and data. In October and November of 2016, outside actors downloaded the personal data of approximately 57 million Drivers and consumers worldwide (the “2016 Breach”). The accessed data included the names, email addresses, mobile phone numbers, and drivers’ license numbers of approximately 600,000 Drivers, among other information. For further information on this incident, see the risk factor titled “—We face risks related to our collection, use, transfer, disclosure, and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative, and regulatory action, and negative press about our privacy and data protection practices,” below. As we expand our operations, we may also assume liabilities for breaches experienced by the companies we acquire. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform, as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents, or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. If we fail to remediate any other data security incident that we experience, we may face harm to our brand, business disruption, and significant liabilities. Security and privacy incidents have led to, and may continue to lead to, additional regulatory scrutiny.
Cyberattacks, including computer malware, ransomware, viruses, denial of service attacks, account takeovers, spamming, phishing and social engineering attacks could harm our reputation, business, and operating results.
We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms and mobile payment systems, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by platform users, employees, and job candidates, and make us a target for threat actors. Cyberattacks that leverage computer malware, ransomware, viruses, denial of service attacks, account takeovers, spamming, phishing, and social engineering have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Cyberthreats are constantly evolving and employing more sophisticated attack techniques. Our detection capabilities may not be sufficient to prevent or detect a sophisticated cyberattacker. Breaches of our facilities, network, applications, identity management solutions or data security have in the past and could in the future disrupt our business or the security of our systems and platforms, impair our ability to protect data, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, subject us to regulatory scrutiny or legal liability, require us to allocate more resources to improve technologies, or otherwise adversely affect our reputation, business and operating results. In addition, our hybrid and remote working arrangements may heighten the foregoing risks.
Various other factors may also cause system failures or security breaches, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, intentional acts or errors by our employees or third-party service providers, or breaches in the security of these systems or platforms. For example, fraudsters may attempt to induce employees, contractors, or platform users to disclose information to gain access to our data or the data of platform users. If our incident response, disaster recovery, and business continuity plans do not resolve these issues in an effective manner, they could result in adverse impacts to our business operations and our financial results. Because of our prominence, the number of platform users, and the types and volume of personal data on our systems, we may be a particularly attractive target for such attacks. Although we have developed, and continue to develop, systems and processes that are designed to protect our data and that of platform users, and to prevent data loss, undesirable activities on our platform, and security breaches, we cannot guarantee that such measures will provide absolute security. Our efforts on this front may be unsuccessful as a result of, for example, software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve, and we may incur significant costs in protecting against or remediating cyberattacks. Any actual or perceived failure to maintain the performance, reliability, security, and availability of our products, offerings, and technical infrastructure to the satisfaction of platform users, shareholders and certain regulators would likely harm our reputation and result in loss of revenue from the adverse impact to our reputation and brand, disruption to our business, and our decreased ability to attract and retain Drivers, consumers, merchants, Shippers, and Carriers.
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
In certain jurisdictions, including India, Brazil, and Mexico, as well as certain other countries in Latin America, Europe, the Middle East, and Africa, we allow consumers to use cash to pay Drivers the entire fare of rides and cost of meal deliveries (including our service fee from such rides and meal or grocery deliveries). In 2024, cash-paid trips accounted for approximately 6% of our global Gross Bookings. This percentage may increase in the future, particularly in the markets in which Careem operates. The number of countries and product types where cash is accepted is expected to continue to increase. The use of cash in connection with our technology raises regulatory, operational, and safety concerns. For example, many jurisdictions have specific regulations regarding the use of cash for ridesharing and certain jurisdictions prohibit the use of cash for ridesharing. Failure to comply with these regulations could result in the imposition of significant fines and penalties and could result in a regulator requiring that we suspend operations in those jurisdictions. In addition to these regulatory concerns, the use of cash with our Mobility products and Delivery offering can increase safety and security risks for Drivers and riders, including potential robbery, assault, violent or fatal attacks, and other criminal acts. In certain jurisdictions such as Brazil, serious safety incidents resulting in robberies and violent, fatal attacks on Drivers while using our platform have been reported. If we are not able to adequately address any of these concerns, we could suffer significant reputational harm, which could adversely impact our business. Expanding cash payments to additional cities or countries could amplify these risks.
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
In 2024, 62% of our Gross Bookings were paid by either credit card or debit card. As such, the loss of our credit card acceptance privileges would significantly limit our business model. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry (“PCI”) and Data Security Standard (the “Standard”). The Standard is a comprehensive set of requirements for enhancing payment account data security developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. Our failure to comply with the Standard and other network operating rules could result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in the payment card network rules, we may be required to submit to periodic audits, self-assessments, or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self- assessment, or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Moreover, the payment card networks could adopt new operating rules or interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. In addition to violations of network rules, including the Standard, any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, could increase our costs, or could otherwise harm our business. The loss of our credit card acceptance privileges for any one of these reasons, or the significant modification of the terms under which we obtain credit card acceptance privileges, may have an adverse effect on our business, revenue, and operating results.
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
Our growing use of artificial intelligence (“AI”) (including machine learning) in our business and offerings presents additional risks. This technology presents a number of risks inherent in its use. AI algorithms or automated decision-making or processing of data may be flawed and datasets may be insufficient or contain inaccurate or biased information, which can create inaccurate or discriminatory outcomes. AI tools and algorithms may use third-party AI with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. Europe, the United States and other countries are enacting or may consider comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that European lawmakers have passed the first such framework, the European Artificial Intelligence Act (“AI Act”), which came into effect in August 2024. Further, more specific AI-related laws and regulations have been enacted, and are expected to continue to be enacted, around the world. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including certain decisions based (whether partially or solely) on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning and algorithms or AI-generated content, have impaired and could impair the acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These and other deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI ethically in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.

We are subject to climate change risks, including physical and transitional risks, and if we are unable to manage such risks, our business may be adversely impacted.
We face climate change-related physical and transition risks, which include risks associated with market shifts toward more sustainable or renewable forms of energy and energy conservation. In the context of our business, this includes market shifts toward electric vehicles (“EVs”) and lower carbon business models, and potential increased energy costs. If we fail, or are perceived to fail, to keep up with these market shifts, including changes in consumer preferences and evolving stakeholder expectations, we may lose customers or face criticism from the media or our stakeholders, and our business, reputation, financial condition and results of operations could be adversely affected. Physical climate change risks include risks related to extreme weather events or natural disasters, and include extreme storms and temperatures, flooding, droughts, freezes, wildfires, earthquakes and tsunamis, as well as chronic changes such as sea-level rise. Climate-related events, including the increasing frequency, severity and duration of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of merchants, Shippers, Carriers and Drivers using our platform, and may cause us to experience higher losses and additional costs to maintain or resume operations. While we and third parties may take various actions to mitigate business risks associated with climate change, this may require incurring substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks. Additionally, we are or may become subject to emerging environmental and social laws and regulations, including climate policies such as California’s climate-related disclosure legislation (SB 219) and regulations adopted in California in May 2021 requiring 90% of vehicle miles traveled by rideshare fleets in California to have been in zero emission vehicles by 2030, with interim targets beginning in 2023. Certain jurisdictions have also developed and implemented rules to address the environmental impact of rideshare, and additional jurisdictions may consider similar rules and regulations. We are also subject to the Corporate Sustainability Reporting Directive, which was adopted in the European Union in December 2022. In addition, Drivers may be subject to climate-related policies that indirectly impact our business, such as the Congestion Charge Zone and Ultra Low Emission Zone schemes adopted in London that impose fees on drivers in fossil-fueled vehicles, which may impact our ability to attract and maintain Drivers on our platform, and to the extent we experience Driver supply constraints in a given market, we may need to increase Driver incentives.
Additional regulations may require us to incur significant additional costs to comply, including increased costs related to reporting, the implementation of extensive internal controls processes and procedures regarding matters that have not been subject to such levels of controls in the past, and impose increased oversight obligations on our management and board of directors, as well as require us to hire third party experts. Additional regulatory requirements may also end up exposing us to increased activism, litigation and enforcement. All of these risks may also impact our suppliers, business partners or customers, which may impact our business, financial condition, or results of operations.
Increased attention to, and evolving expectations regarding sustainability matters may adversely impact our business, reputation and liabilities, including in the context of certain goals we have announced.
Companies across all industries and around the globe are facing increasing scrutiny relating to their environmental and social initiatives and activities by investors, lenders, regulators, customers, employees and other stakeholders. We have taken, and may continue to take, certain environmental and social actions, including the establishment of environmental and social goals, including those that relate to climate change matters. The increased focus on environmental and social initiatives and evolving stakeholder expectations may present operational, regulatory, reputational, financial, legal, and other risks and impacts, which could have an adverse impact on our business, including on our reputation and stock price. For example, investors and lenders may reconsider their capital investment allocation as a result of their assessment of our environmental and social practices, which may impact our access to capital.
Our ability to meet our environmental and social goals is dependent on many external factors, including such factors as rapidly changing regulatory developments, governmental or political shifts, policies and related interpretation, action from policymakers and the wider auto industry, advances in technology such as battery storage, industry-wide investment, as well as the availability, cost and accessibility of EVs to Drivers, and the availability of critical EV charging infrastructure that can be efficiently accessed by Drivers; progress has been made, but without more aggressive action, we cannot achieve all of our goals. All of our climate change-related goals are intentionally challenging, and are therefore subject to risks, uncertainties, third party information or action, and conditions, many of which are outside of our control. Progressing towards our climate goals requires us to invest significant effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise our timelines and/or climate goals. For example, when we set our 2025 climate goals, we anticipated that strong regulatory measures, alongside sustained industry-wide investment, would support our efforts. While progress has been made, without more aggressive action from policymakers and the wider auto industry, we may not be able to achieve all of our 2025 goals as originally anticipated. There can be no assurances that our goals will be achieved in the manner we currently intend or at all, and any failure or perceived failure to meet regulatory requirements related to climate change, or to meet our stated climate change goals (or other environmental and social goals) on the timeframe we announced, or at all, could have an adverse impact on our costs and ability to operate, result in litigation, as well as harm our brand, reputation, and consequently, our business.
In addition, our climate goals are also subject to certain assumptions, estimations, methodologies, and third-party information that we believed to be reasonable at the time, but which may subsequently be determined to be erroneous, insufficient, incomplete, inaccurate or otherwise misaligned with stakeholder expectations. Any failure or perceived failure to satisfy evolving stakeholder expectations regarding our climate goals and environmental and social reporting may harm our reputation and impact relationships with certain investors and other stakeholders.
Furthermore, there are efforts by some stakeholders to reduce or limit companies’ efforts on certain environmental, social and governance related matters. Both advocates and opponents are increasingly resorting to a range of activism forms, including media campaigns, reputational harm, investigations and litigation, to advance their perspectives. To the extent we are subject to such activism, and we have been in the past, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified above and other similar risks. In addition, negative perception of our environmental and social related initiatives, whether due to perceived over- or under-pursuit of such initiatives, may result in issues hiring or retaining employees, as well as potential investigations, regulatory scrutiny, litigation or other adverse impacts to our business.
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
We cannot predict the impact a catastrophic event, including disease, weather event, war or terrorist attack will have on our business, end-users’ behaviors, business partners and third-party vendors, and we may be adversely impacted as a result of the adverse impact our business partners and third-party vendors suffer. For example, concerns over the economic impact of the pandemic caused extreme volatility in financial markets, which adversely impacted our stock price and our ability to access capital markets, and any future pandemics or other catastrophic events may have a similar impact. In addition, the broader consequences of conflicts in the Middle East and the conflict between Russia and Ukraine, which may include additional international sanctions, embargoes, regional instability, and geopolitical shifts, increased tensions between the United States and countries in which we operate, and the extent of the conflict’s effect on the global economy, cannot be predicted. Any of these risks could materially affect our business or the value of our assets, which could have an adverse effect on our business, financial condition, operating results, or the trading price of our common stock. The failure of a bank, or other adverse conditions impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the Federal Deposit Insurance Corporation limits will be backstopped by the United States, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. To the extent any of the foregoing or other catastrophic event adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects that are not foreseeable, could adversely impact our business, financial performance and condition, and results of operations.
The impact of economic conditions, including the resulting effect on discretionary consumer spending, may harm our business and operating results.
Our performance is subject to economic conditions and their impact on levels of discretionary consumer spending. Some of the factors that have an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, tariffs, and other macroeconomic factors. A deterioration of general macroeconomic conditions, including slower growth or recession, inflation and higher interest rates, changes in labor market dynamics, or decreases in consumer spending power may harm our results of operations. For example, inflation has increased and is expected to increase our insurance costs. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected. In such circumstances, consumers may choose to use one of our lower price-point products over a higher Gross Bookings per Trip offering, may choose to forgo our offerings for lower-cost personal vehicle or public transportation alternatives, or may reduce total miles traveled as economic activity decreases. Such a shift in consumer behavior may reduce our network liquidity and may harm our business, financial condition, and operating results. Likewise, small businesses that do not have substantial resources, including many of the merchants in our network, tend to be more adversely affected by poor economic conditions than large businesses. Further, because spending for food purchases from merchants is generally considered discretionary, any decline in consumer spending may have a disproportionate effect on our Delivery offering. If spending at many of the merchants in our network declines, or if a significant number of these merchants go out of business, consumers may be less likely to use our products and offerings, which could harm our business and operating results. Alternatively, if economic conditions improve, it could lead to Drivers obtaining additional or alternative opportunities for work, which could negatively impact the number of Drivers on our platform, and thereby reduce our network liquidity.
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
The convenient payment mechanisms provided by our platform are key factors contributing to the development of our business. We rely on third parties for elements of our payment-processing infrastructure to complete consumer transactions and remit payments to Drivers, merchants, and Carriers using our platform, and these third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to merchant partners, including us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and operating results.
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
As of December 31, 2024, we had total outstanding indebtedness of $9.6 billion aggregate principal amount. In addition, up to approximately $128 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of December 31, 2024. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
As of December 31, 2024, we had U.S. federal net operating loss carryforwards of $176 million that begin to expire in 2031 and $8.2 billion that have an unlimited carryover period. As of December 31, 2024, we had U.S. state net operating loss carryforwards of

$7.5 billion that started expiring in 2024 and $1.6 billion that have an unlimited carryover period. As of December 31, 2024, we had foreign net operating loss carryforwards of $759 million that started expiring in 2024 and $19.2 billion that have an unlimited carryover period. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-ownership change U.S. federal net operating loss carryforwards and other pre-ownership change U.S. federal tax attributes, such as research tax credits, to offset its post-ownership change income may be limited. Many U.S. states follow similar rules for restricting use of tax attributes after an ownership change. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards and other tax attributes to offset U.S. federal and state taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
We are exposed to fluctuations in currency exchange rates.
Because we conduct a significant and may conduct a growing portion of our business in currencies other than the U.S. dollar but report our consolidated financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. As exchange rates vary, revenue, cost of revenue, exclusive of depreciation and amortization, operating expenses, other income and expense, and assets and liabilities, when translated, may also vary materially and thus affect our overall financial results. Although we have entered into and may in the future, enter into hedging arrangements to manage foreign currency translation, such activity may not completely eliminate fluctuations in our operating results due to currency exchange rate changes. Hedging arrangements are inherently risky, and we have limited experience establishing hedging programs, which could expose us to additional risks that could adversely affect our financial condition and operating results.
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
In certain jurisdictions, we are subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. In such jurisdictions, we may be subject to regulatory fines and proceedings and, in certain cases, may be required to cease operations altogether if we continue to operate our business as currently conducted, unless and until such laws and regulations are reformed to clarify that our business operations are fully compliant or such laws and regulations are determined to be invalid or inapplicable. For example, in September 2020, the Hong Kong Court of Final Appeal issued a ruling against a group of drivers who used the Uber app, concluding that by driving for hire without a Hire Car Permit, they violated the local Road Traffic Ordinance. A judicial review process is pending. However, these developments may adversely affect our ability to offer ridesharing services and negatively impact our financial performance in Hong Kong. As another example, in January 2020, we ceased offering our Mobility products in Colombia after a Colombian court ruled that we violated local competition laws. In response, we appealed the decision, made certain changes to our Mobility products in Colombia and re-launched Mobility in Colombia in February 2020, and in June 2020, the Appeals Court of Bogota revoked its order to block Mobility products in Colombia. Such decision was confirmed by the Colombia Supreme Court in 2023. Furthermore, in certain of these jurisdictions, we continue to provide our products and offerings while we assess the applicability of these laws and regulations to our products and offerings or while we seek judicial, regulatory or policy changes to address concerns with respect to our ability to comply with these laws and regulations. Our decision to continue operating in these instances has come under investigation or has otherwise been subject to scrutiny by government authorities. Our continuation of this practice and other past practices may result in fines or other penalties against us and Drivers imposed by local regulators, potentially increasing the risk that our licenses or permits that are necessary to operate in such jurisdictions will not be renewed. Such fines and penalties have in the past been, and may in the future continue to be, imposed solely on Drivers, which may cause Drivers to stop providing services on our platform. In many instances, we make the business decision as a gesture of goodwill to pay the fines on behalf of Drivers or to pay Drivers’ defense costs, which, in the aggregate, can be in the millions of dollars. Furthermore, such business practices may also result in negative press coverage, which may discourage Drivers and consumers from using our platform and could adversely affect our revenue. In addition, we face regulatory obstacles, including those lobbied for by our competitors or from local governments globally, that have favored and may continue to favor local or incumbent competitors, including obstacles for potential Drivers seeking to obtain required licenses or vehicle certifications. In addition, an increasing number of municipalities have proposed delivery network fee caps with respect to our Delivery offering and caps on surge pricing with respect to our Mobility offering. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or Drivers are required to comply with regulatory and other requirements applicable to taxicab and car services, our revenue and growth would be adversely affected.
Our business is subject to numerous legal and regulatory risks that could have an adverse impact on our business and future prospects.
As of December 31, 2024, our platform is available in more than 15,000 cities in over 70 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
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
In addition, we are currently involved in litigation in a number of the jurisdictions in which we operate. We initiated some of these legal challenges to contest the application of certain laws and regulations to our business. Others have been brought by taxicab owners, local regulators, local law enforcement, and platform users, including Drivers and consumers. These include individual, multiple plaintiff, and putative class and class action claims for alleged violation of laws related to, among other things, transportation, competition, advertising, consumer protection, fee calculations, personal injuries, privacy, intellectual property, product liability, discrimination, safety, and employment. For example, in May 2019, a class action was filed against us and certain of our subsidiaries in the Supreme Court of Victoria, Australia on behalf of participants in the taxi, hire-car, limousine, and charter vehicle industry who were licensed to operate in particular regions of Australia during certain periods between April 2014 and August 2017. The class action alleges that we operated unlawfully in such regions during such periods. The court approved the class action settlement with no admission of liability by Uber. In September 2024, a constitutional reform to the judiciary in Mexico was approved; secondary regulations are still pending, which are needed to assess the legal impact on our operations in Mexico. These legislative and regulatory proceedings, allegations, and lawsuits are expensive and time consuming to defend, and, if resolved adversely to us, could result in financial damages or penalties, including criminal penalties, incarceration, and sanctions for individuals employed by us or parties with whom we contract, which could harm our ability to operate our business as planned in one or more of the jurisdictions in which we operate, which could adversely affect our business, revenue, and operating results.
In addition, while we divested certain assets of our dockless e-bikes and e-scooters business to Lime in May 2020, consumers in certain cities continue to have access to dockless e-bikes and e-scooters through our app. We expect dockless e-bikes and e-scooters to subject us to additional risks distinct from those relating to our other Mobility, Delivery and Freight offerings. For example, consumers using dockless e-bikes or e-scooters face a more severe level of injury in the event of a collision than that faced while riding in a vehicle, given the less sophisticated, and in some cases absent, passive protection systems on dockless e-bikes and e-scooters. The occurrence of real or perceived quality problems or material defects in current or future dockless e-bikes or e-scooters available via our app could result in negative publicity, market withdrawals, regulatory proceedings, enforcement actions, or lawsuits filed against us, particularly if consumers are injured.
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
In addition, governmental agencies and regulators have and may in the future, among other things, prohibit acquisitions, divestitures, or combinations we plan to make, impose significant fines or penalties, require divestiture of certain of our assets, or impose other restrictions that limit or require us to modify our operations, including limitations on our contractual relationships with platform users or restrictions on our pricing models. Such rulings may alter the way in which we do business and, therefore, may continue to increase our costs or liabilities or reduce demand for our platform, which could adversely affect our business, financial condition, or operating results.
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
Further, our payment system is susceptible to illegal and improper uses, including fraud on our platform such as fraud against us or platform users, money laundering, terrorist financing, fraudulent sales of goods or services, and payments to sanctioned parties. We have invested and will need to continue to invest substantial resources to comply with applicable anti-money laundering and sanctions laws, and in certain jurisdictions, such as the EEA, the UK and Mexico to conduct appropriate risk assessments and implement appropriate controls as a regulated financial service provider. Government authorities may seek to bring legal action against us if our payment system is used for improper or illegal purposes or if our enterprise risk management or controls in certain jurisdictions such as the EEA, the UK, and Mexico are not adequately assessed, updated, or implemented, and any such action could result in financial or reputational harm to our business.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2016 Breach. These and any past or future privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biennial third-party assessments, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties for, amongst other activities, future failure to report security incidents. In November and December 2018, UK, Dutch and French supervisory authorities imposed fines totaling approximately $1.6 million. We have also entered into settlement agreements with numerous state enforcement agencies. For example, in January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In addition, in September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. In addition, in March 2022, Uber Technologies, Inc. and Uber B.V. were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018. Additionally, in July 2022, we entered into a non-prosecution agreement with the DOJ concerning its investigation into our handling of the 2016 Breach. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. If we fail to remediate any data security incident that we experience, we may face harm to our brand, business disruption, and significant liabilities. Our insurance programs may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities. We may also be impacted by privacy or security incidents at third-party service providers. We rely on third-party service providers to host or otherwise process some of our data and that of platform users, and they have experienced, and may again experience, security and privacy incidents. Any failure by such third party to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such data could have similar adverse consequences for us.
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we have been, and may continue to become subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. In addition, the GDPR contains a provision that individuals shall have the right not to be subject to a decision based solely on automated processing, including profiling, which produces legal effects concerning them or similarly significantly affects them. Decisions based on AI or on automated processing of data, or insufficient disclosures regarding this processing, have and could impair our business and have and could subject us to lawsuits, regulatory investigations or other harm. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) certain decisions based solely on automated processing, including profiling. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, including for automated processing, decision making, and profiling, which will increase our compliance costs and the risks associated with non-compliance. For example, the California Consumer Privacy Act (“CCPA”), which provided new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Other U.S. states have adopted, and likely will continue to adopt, similar laws that provide new consumer privacy rights and business operational requirements. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) in 2018, which is now in effect. These laws may be subject to amendments and regulations that may change over time, or result in additional follow-on laws such as the California Privacy Rights Act (“CPRA”) passed in California in November 2020. For further information on risks related to our use of certain decisions based solely on automated processing or profiling, see the risk factor titled “—Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the tools and data sets used, and/or a complex, developing regulatory environment.”
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the EEA. We rely on transfer mechanisms permitted under these laws. Such mechanisms have received heightened regulatory and judicial scrutiny and have undergone modifications, and a 2020 decision by the Court of Justice of the European Union had cast doubt on the adequacy of all of the formerly-approved mechanisms for transferring personal data from countries in the EEA to certain other countries such as the United States. While in July 2023 the European Commission deemed a new EU-US Data Privacy Framework adequate for personal data transfers from the EU (and the rest of the EEA) to the United States, this Framework has been challenged. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data of Drivers, consumers, or employees in those regions, which could have an adverse effect on our business, financial condition, and operating results, and has resulted in and may result in substantial fines, enforcement actions, litigation, injunctive relief, and other penalties that may be costly or that may impact our business. In addition, we may be required to disclose personal data pursuant to demands from government agencies, including from state and city regulators as a requirement for obtaining or maintaining a license or otherwise, from law enforcement agencies, and from intelligence agencies. This disclosure or potential disclosure may result in a failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations, could result in proceedings or actions against us in the same or other jurisdictions, and could have an adverse impact on our reputation and brand. In addition, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We expect to maintain our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationship with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing fines or penalties against us. Further, if any jurisdiction in which we operate changes its laws, rules, or regulations relating to data residency or local computation such that we are unable to comply in a timely manner or at all, we may risk losing our rights to operate in such jurisdictions. This could adversely affect the manner in which we provide our products and offerings and thus materially affect our operations and financial results.
Such data protection laws, rules, and regulations are complex and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. This includes, for example, those relating to the processing of data for purposes of advertising and profile creation, which are subject to evolving disclosure, choice, and consent requirements in the EU, United States, and other jurisdictions. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, and other processing and certain other related business practices and may thereby increase compliance costs or otherwise adversely affect our operations. Additionally, any failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, orders and regulations could result in proceedings or actions against us by individuals, consumer rights groups, governmental entities or agencies, or others. We could incur significant costs investigating and defending such claims and, if found liable, significant damages. Further, these proceedings and any subsequent adverse outcomes may subject us to significant penalties and negative publicity. If any of these events were to occur, our business and financial results could be significantly disrupted and adversely affected.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could expose us to monetary damages or limit our ability to operate our business.
We have in the past been, are currently, and may in the future become, involved in private actions, collective actions, investigations, and various other legal proceedings by Drivers, consumers, merchants, Shippers, Carriers, employees, commercial partners, competitors or, government agencies, among others. We are currently party to various legal and regulatory matters that have arisen in the normal course of business and include, among others, alleged independent contractor misclassification claims, Fair Credit Reporting Act (“FCRA”) claims, alleged background check violations, pricing and advertising claims, unfair competition claims, intellectual property claims, employment discrimination and other employment-related claims, Americans with Disabilities Act (“ADA”) claims, data and privacy claims, securities claims, antitrust claims, personal injury claims, challenges to regulations, and other matters. The results of any such litigation, investigations, and legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, costly, and harmful to our reputation, and could require significant amounts of management time and corporate resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement, we could be exposed to monetary damages or be forced to change the way in which we operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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
In addition, we and our captive insurance subsidiary are party to certain reinsurance and indemnification arrangements that transfer a significant portion of the risk from the insurance provider to us or our captive insurance subsidiary, which could require us to pay out material amounts that may be in excess of our insurance reserves, including as a result of adverse legal proceedings, resulting in harm to our financial condition. Our insurance reserves include amounts for unpaid losses and loss adjustment expenses for risks retained by us through our captive insurance subsidiary and other risk retention mechanisms. Such amounts are based on actuarial estimates, historical claim information, and industry data. While management believes that these reserve amounts are adequate, the ultimate liability could be in excess of our reserves. Insurance recoverables are recognized when we enter into contracts that transfer the risk recorded in our insurance reserves to third-party insurance companies. We also have requirements to post collateral for current and future claim settlement obligations with certain of our insurance carriers, which may have a significant impact on our unrestricted cash and cash equivalents available for general business purposes.
We may be subject to claims of significant liability based on traffic accidents, injuries, or other incidents that are claimed to have been caused by Drivers who use our platform, even when those Drivers are not actively using our platform or when an individual impersonates a Driver, by consumers using our services, or by third parties. As we expand to include more offerings on our platform, our insurance needs will likely extend to those additional offerings, including Freight. As a result, our automobile liability and general liability insurance policies and insurance maintained by Drivers may not cover all potential claims related to traffic accidents, injuries, or other incidents that are claimed to have been caused by Drivers who use our platform or where liability is otherwise alleged against us, and may not be adequate to indemnify us for all liability that we could face. Even if these claims do not result in liability, we could incur significant costs in investigating and defending against them. If insurers become insolvent, they may not be able to pay otherwise valid claims in a timely manner or at all. If we are subject to claims of liability relating to the acts of Drivers or others using our platform, we may be subject to negative publicity and incur additional expenses, which could harm our business, financial condition, and operating results.
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
Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. In addition, under our existing debt instruments, we, and certain of our subsidiaries, are subject to certain limitations on our business and operations, including limitations on certain consolidations, mergers, and sales of assets. For information regarding these and other provisions, see the risk factor titled “—We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business.”
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Safeguarding our critical networks and the information that platform users share with us is vital to our business. One key way that Uber addresses this need is through its cybersecurity program, which includes a cybersecurity risk management program.
Uber’s Chief Information Security Officer (“CISO”) is responsible for the cybersecurity program, which is coordinated and primarily executed by the global organization of engineers focused on risk management using the NIST Framework (Govern, Identify, Protect, Detect, Respond, and Recover) and activities such as automation, secure development, and advanced analytics and monitoring. The CISO has served in such role since February 2021 and has more than 20+ years of engineering and/or cybersecurity experience, including previously as CISO and Deputy Chief Technology Officer at a Fortune 500 company.
The cybersecurity program is also supported by Uber’s Chief Privacy Officer and Associate General Counsel, Privacy & Cybersecurity (“CPO”), who has served in that role since August 2018. The CPO has over three decades of experience as a legal advisor to multinational corporations, including serving as Chief Privacy & Security Counsel for a Fortune 100 technology company prior to her role at Uber.
The cybersecurity program is supported by other members of Uber’s senior management team as well, including the Chief Legal Officer, Chief Architect Officer, and Global Data Protection Officer. Uber’s Board of Directors oversees the cybersecurity program through regular updates.
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
•Internally conducted environment and vulnerability assessments. These include regular assessments performed by Uber’s security engineering teams. The findings from these assessments are reported to Uber’s senior management, including the CISO, and the Board or Audit Committee. In addition, our internal audit function periodically conducts additional reviews and assessments, which are reported to the Audit Committee. We also conduct table-top exercises to simulate the response to cybersecurity incidents; participants may include, among others, the CISO, the CPO, and representatives from communications, investor relations, finance and legal.
•Independent third-party audits and assessments by industry-leading firms. As a global organization, Uber undergoes annual audits to maintain its certification as a Payment Card Industry Data Security Standard (PCI DSS 4.0) Level 1 Merchant and Service provider. Uber also undergoes annual audits to maintain its ISO 27001 certification for its core mobility, delivery, and enterprise businesses, and SOC 2 attestations that vary depending on the Uber product.

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
ITEM 2. PROPERTIES
As of December 31, 2024, we leased and owned office facilities around the world totaling 8.8 million square feet, including 2.1 million square feet for our corporate headquarters in the San Francisco Bay Area, California.
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
Legal Proceedings Described in Note 14 – Commitments and Contingencies to Our Consolidated Financial Statements
Note 14 – Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2024 contained in this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 14 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
Legal Proceedings That Are Not Described in Note 14 – Commitments and Contingencies to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 14 – Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2024 contained in this Annual Report on Form 10-K, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Australia Class Actions
In May 2019, an Australian law firm filed a class action in the Supreme Court of Victoria, Australia, against us and certain of our subsidiaries, on behalf of certain participants in the taxi, hire-car, and limousine industries. The plaintiff alleges that the Uber entities conspired to injure the group members during the period 2014 to 2017 by either directly breaching transport legislation or commissioning offenses against transport legislation by UberX Drivers in Australia. The claim alleges, in effect, that these operations caused loss and damage to the class representative and class members, including lost income and decreased value of certain taxi licenses. In March, April and October 2020, the same Australian law firm filed four additional class action lawsuits alleging the same claim. In December 2024, the Supreme Court of Victoria approved a settlement with no admission of liability by Uber. The approval is subject to any appeals and the approval of the Supreme Court of Western Australia.

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
Holders of our Common Stock
As of February 11, 2025, there were 1,249 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
	(in thousands)		(in thousands)	(in millions)
October 1, 2024 to October 31, 2024	3,605	$76.56	3,605	$6,024
November 1, 2024 to November 30, 2024	2,024	$70.77	2,024	$5,881
December 1, 2024 to December 31, 2024	2,032	$64.34	2,032	$5,750
Total	7,661		7,661
(1) Average price paid per share excludes broker commissions and fees.
(2) In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock. For additional information, refer to Note 10 – Stockholders' Equity in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”), S&P 500 Information Technology Sector Index (“S&P 500 IT”) and the Nasdaq Composite Index (“NASDAQ”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2019, and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 15, 2024, for reference to discussion of the fiscal year ended December 31, 2022, the earliest of the three fiscal years presented.
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
Financial and Operational Highlights

	Year Ended December 31,
(In millions, except percentages)	2023	2024	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2), (3)	150	171	14%
Trips (2)	9,448	11,273	19%
Gross Bookings (2)	$137,865	$162,773	18%	21%
Revenue	$37,281	$43,978	18%	19%
Income from operations	$1,110	$2,799	152%
Net income attributable to Uber Technologies, Inc.	$1,887	$9,856	**
Adjusted EBITDA (1), (2)	$4,052	$6,484	60%
Net cash provided by operating activities (4)	$3,585	$7,137	99%
Free cash flow (1), (4)	$3,362	$6,895	105%
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
** Percentage not meaningful.
Highlights for 2024
In the fourth quarter of 2024, our MAPCs were 171 million, growing 14% compared to the same period in 2023.
Overall Gross Bookings increased by $24.9 billion in 2024, up 18%, or 21% on a constant currency basis, compared to 2023. Mobility Gross Bookings grew 25% year-over-year, on a constant currency basis, primarily due to an increase in Mobility Trip volumes. Delivery Gross Bookings grew 17% year-over-year, on a constant currency basis, primarily driven by an increase in Delivery Trip volumes. Freight Gross Bookings declined 2% year-over-year, on a constant currency basis.
Revenue was $44.0 billion, up 18% year-over-year, primarily attributable to an increase in Gross Bookings of 18%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $863 million and $713 million across Mobility and Delivery, respectively.
Net income attributable to Uber Technologies, Inc. was $9.9 billion, which includes: (i) a $6.4 billion benefit from the release of our valuation allowance of certain U.S. federal and state deferred tax assets and (ii) the favorable impact of a pre-tax unrealized gain on debt and equity securities, net, of $1.8 billion primarily related to changes in the fair value of our equity securities, including: a $723 million net unrealized gain on our Grab investment, a $629 million net unrealized gain on our Aurora investment, and a $357 million net unrealized gain on our Didi investment.
Adjusted EBITDA was $6.5 billion, growing $2.4 billion year-over-year. Mobility Adjusted EBITDA was $6.5 billion, up $1.5 billion year-over-year. Delivery Adjusted EBITDA was $2.5 billion, up $965 million year-over-year. These increases were partially offset by a $57 million increase in Corporate G&A and Platform R&D costs, year-over-year
We ended the year with $7.0 billion in unrestricted cash, cash equivalents and short-term investments. During the fourth quarter of 2024, we redeemed $2.0 billion of our outstanding debt. For additional information, see Note 8 – Long-Term Debt and Revolving Credit Arrangements to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
In January 2025, we announced that we entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution to repurchase $1.5 billion of our outstanding common stock as part of our previously announced Share Repurchase Program. The transactions under the ASR agreement were completed during the first quarter of 2025. For additional information, see Note 10 – Stockholders' Equity to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
We expect that cost of revenue, exclusive of depreciation and amortization, will fluctuate on an absolute dollar basis for the foreseeable future primarily driven by Trip volume changes on the platform.
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
General and Administrative
General and administrative expenses primarily consist of compensation costs, including stock-based compensation, for executive management and administrative employees, including finance and accounting, human resources, policy and communications, legal, and certain impairment charges, as well as allocation of certain corporate costs, occupancy, and general corporate insurance costs. General and administrative expenses also include certain legal related accruals and expenses.
We would expect general and administrative expenses to increase on an absolute dollar basis for the foreseeable future as our business continues to grow and Trip volume increases, but decrease as a percentage of revenue as we achieve improved fixed cost leverage and efficiencies in our internal support functions. General and administrative expenses as a percentage of revenue may vary from period to period as a percentage of revenue due to the variability of legal and regulatory-related expenses.
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

Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including amortization of debt discount and issuance costs. For additional detail related to our debt obligations, see “Note 8 – Long-Term Debt and Revolving Credit Arrangements” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
•Acquisition termination fee.
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
The income tax benefit was $5.8 billion for the year ended December 31, 2024, which includes a $6.4 billion benefit related to the release of our valuation allowance on the U.S. federal and state deferred tax assets, with the exception of our California R&D credits and other non-material deferred tax assets.
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.
As of December 31, 2024, we demonstrated sustained profitability in the U.S. based on U.S. pre-tax book income adjusted for permanent book-to-tax differences. Further, given our taxable income position for the annual period ended on December 31, 2024, we utilized more attributes than we generated, which reduces our U.S. federal and state net deferred tax assets. This information is both objective and verifiable; thereby, representing strong positive evidence that carries significant weight.
Based on all available positive and negative evidence, including the objective and verifiable positive evidence as described above and anticipated future earnings, we concluded it is more-likely-than-not that a majority of our U.S. federal and state deferred tax assets will be realizable. We continue to maintain a valuation allowance against the California R&D credits, as we believe it is not more-likely-than-not to be realized, as we expect R&D tax credit generation to exceed our ability to use these credits in future periods.
Furthermore, based on available evidence, we believe it is more-likely-than-not that the Netherlands’ net deferred tax assets will not be fully realizable. We will continue to maintain a valuation allowance against these net deferred tax assets. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction.
Based on our assessment of current income and anticipated future earnings, there is a reasonable possibility that we will have sufficient evidence to release a significant portion of the valuation allowance in the Netherlands within the next 12 months. However, our judgment regarding future earnings and the exact timing and amount of any valuation allowance release is subject to change due to many factors, including future market conditions and the ability to successfully execute our business plans and/or tax planning strategies. Release of the valuation allowance would result in the recognition of net deferred tax assets on our consolidated balance sheet and would result in an income tax benefit in the period the release is recorded.

The Inflation Reduction Act Corporate Alternative Minimum Tax (“CAMT”), which is a minimum tax calculated by reference to financial statement income, does not apply to the Company for the year ended December 31, 2024. We could be subject to the CAMT in future years, which would require us to make minimum cash tax payments.
In addition, the Organisation for Economic Co-operation and Development has led international efforts among approximately 140 countries and taxing jurisdictions to propose and implement changes to numerous long-standing tax principles, including a framework that imposes a minimum tax rate of 15% in each taxing jurisdiction. Under this guidance, we will be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under these rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of these rules by individual countries and the potential impact on our business. The provision effective in 2024 had an insignificant impact on our tax obligations for 2024.
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
Results of Operations
The following table summarizes our consolidated statements of operations for each of the periods presented (in millions):

	Year Ended December 31,
	2023	2024

Revenue	$37,281	$43,978
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	22,457	26,651
Operations and support	2,689	2,732
Sales and marketing	4,356	4,337
Research and development	3,164	3,109
General and administrative	2,682	3,639
Depreciation and amortization	823	711
Total costs and expenses	36,171	41,179
Income from operations	1,110	2,799
Interest expense	(633)	(523)
Other income (expense), net	1,844	1,849
Income before income taxes and income (loss) from equity method investments	2,321	4,125
Provision for (benefit from) income taxes	213	(5,758)
Income (loss) from equity method investments	48	(38)
Net income including non-controlling interests	2,156	9,845
Less: net income (loss) attributable to non-controlling interests, net of tax	269	(11)
Net income attributable to Uber Technologies, Inc.	$1,887	$9,856

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Year Ended December 31,
	2023	2024

Revenue	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	60%	61%
Operations and support	7%	6%
Sales and marketing	12%	10%
Research and development	8%	7%
General and administrative	7%	8%
Depreciation and amortization	2%	2%
Total costs and expenses	97%	94%
Income from operations	3%	6%
Interest expense	(2)%	(1)%
Other income (expense), net	5%	4%
Income before income taxes and income (loss) from equity method investments	6%	9%
Provision for (benefit from) income taxes	1%	(13)%
Income (loss) from equity method investments	—%	—%
Net income including non-controlling interests	6%	22%
Less: net income (loss) attributable to non-controlling interests, net of tax	1%	—%
Net income attributable to Uber Technologies, Inc.	5%	22%
(1) Totals of percentage of revenues may not foot due to rounding.
Comparison of the Years Ended December 31, 2023 and 2024
Revenue

	Year Ended December 31,		% Change
(In millions, except percentages)	2023	2024

Revenue	$37,281	$43,978	18%
2024 Compared to 2023
Revenue increased $6.7 billion, or 18% year-over-year, primarily attributable to an increase in Gross Bookings of 18%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted revenue by $863 million and $713 million across Mobility and Delivery, respectively.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Year Ended December 31,		% Change
(In millions, except percentages)	2023	2024

Cost of revenue, exclusive of depreciation and amortization	$22,457	$26,651	19%
Percentage of revenue	60%	61%
2024 Compared to 2023
Cost of revenue, exclusive of depreciation and amortization, increased $4.2 billion, or 19%, mainly due to a $1.3 billion increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven in our Mobility business, a $1.3 billion increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings in certain markets, a $718 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets, and a $303 million increase in credit card processing costs, as a result of increased Gross Bookings.

Operations and Support

	Year Ended December 31,		% Change
(In millions, except percentages)	2023	2024

Operations and support	$2,689	$2,732	2%
Percentage of revenue	7%	6%
2024 Compared to 2023
Operations and support expenses increased $43 million, or 2%, primarily attributable to a $66 million increase in employee headcount costs and a $34 million increase in stock-based compensation, partially offset by a $63 million decrease in Driver background check costs.
Sales and Marketing

	Year Ended December 31,		% Change
(In millions, except percentages)	2023	2024

Sales and marketing	$4,356	$4,337	—%
Percentage of revenue	12%	10%
2024 Compared to 2023
Sales and marketing expenses decreased $19 million, primarily attributable to a $299 million decrease in consumer discounts, promotions, credits and refunds to $1.4 billion compared to $1.7 billion in the same period in 2023, partially offset by a $238 million increase in indirect advertising and marketing and a $41 million increase in external contractor expenses. The decrease in consumer discounts, promotions, credits and refunds includes: a decrease of $1.6 billion, primarily attributed to business model changes in some countries that classified certain sales and marketing costs as contra revenue, partially offset by a $1.3 billion increase in consumer discounts, promotions, credits and refunds globally.
Research and Development

	Year Ended December 31,		% Change
(In millions, except percentages)	2023	2024

Research and development	$3,164	$3,109	(2)%
Percentage of revenue	8%	7%
2024 Compared to 2023
Research and development expenses decreased $55 million, or 2%, primarily attributable to a $112 million decrease in stock-based compensation, partially offset by a $48 million increase in employee headcount costs.
General and Administrative

	Year Ended December 31,		% Change
(In millions, except percentages)	2023	2024

General and administrative	$2,682	$3,639	36%
Percentage of revenue	7%	8%
2024 Compared to 2023
General and administrative expenses increased $957 million, or 36%, primarily attributable to a $753 million increase in legal-related accruals and expenses and a $185 million increase in other corporate expenses.

Depreciation and Amortization

	Year Ended December 31,		% Change
(In millions, except percentages)	2023	2024

Depreciation and amortization	$823	$711	(14)%
Percentage of revenue	2%	2%
2024 Compared to 2023
Depreciation and amortization expenses decreased $112 million, or 14%, primarily attributable to a $103 million decrease in amortization and depreciation expenses due to various acquired intangible and fixed assets becoming fully amortized and depreciated during the period.
Interest Expense

	Year Ended December 31,		% Change
(In millions, except percentages)	2023	2024

Interest expense	$(633)	$(523)	(17)%
Percentage of revenue	(2)%	(1)%
2024 Compared to 2023
Interest expense decreased by $110 million, or 17%, primarily attributable to the extinguishment of the 2025 Senior Note in the fourth quarter of 2023, extinguishment of our 2030 Refinanced Term Loans and the 2026 Senior Note in the third quarter and fourth quarter of 2024, respectively. For additional information, see Note 8 – Long-Term Debt and Revolving Credit Arrangements to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Other Income (Expense), Net

	Year Ended December 31,		% Change
(In millions, except percentages)	2023	2024

Interest income	$484	$721	49%
Foreign currency exchange gains (losses), net	(182)	(391)	(115)%
Gain on business divestitures, net	204	—	(100)%
Loss from sale of investment	(74)	—	100%
Unrealized gain (loss) on debt and equity securities, net	1,610	1,832	14%
Acquisition termination fee (1)	—	(236)	(100)%
Other, net	(198)	(77)	61%
Other income (expense), net	$1,844	$1,849	—%
Percentage of revenue	5%	4%
(1) Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information on Foodpanda Taiwan.
2024 Compared to 2023
Interest income increased by $237 million primarily attributable to a larger investment portfolio compared to the same period in 2023.
Gain on business divestitures, net decreased by $204 million primarily due to a $204 million gain on the sale of interest in Careem Technologies in the fourth quarter of 2023. For additional information, see Note 17 – Divestitures included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Unrealized gain (loss) on debt and equity securities, net increased by $222 million primarily represents changes in the fair value of our equity investments. In 2023, unrealized gain on debt and equity securities, net, includes: a $985 million net unrealized gain on our Aurora investments, a $443 million net unrealized gain on our Didi investment, a $84 million net unrealized gain on our Joby investment, and an $80 million net unrealized gain on our Grab investment,
In 2024, net unrealized gain on debt and equity securities, net, includes: a $723 million net unrealized gain on our Grab investment, a $629 million net unrealized gain on our Aurora investment, and a $357 million net unrealized gain on our Didi investment. For additional information, see Note 3 – Investments and Fair Value Measurement included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		% Change
(In millions, except percentages)	2023	2024

Provision for (benefit from) income taxes	$213	$(5,758)	**
Effective tax rate	9.2%	(139.6)%
** Percentage not meaningful.
2024 Compared to 2023
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.
As of December 31, 2024, we demonstrated sustained profitability in the U.S. based on U.S. pre-tax book income adjusted for permanent book-to-tax differences. Further, given our taxable income position for the annual period ended on December 31, 2024, we utilized more attributes than we generated, which reduces our U.S. federal and state net deferred tax assets. This information is both objective and verifiable; thereby, representing strong positive evidence that carries significant weight.
Based on all available positive and negative evidence, including the objective and verifiable positive evidence as described above and anticipated future earnings, we concluded it is more-likely-than-not that a majority of our U.S. federal and state deferred tax assets will be realizable. We continue to maintain a valuation allowance against the California R&D credits, as we believe it is not more-likely-than-not to be realized, as we expect R&D tax credit generation to exceed our ability to use these credits in future periods.
Provision for income taxes decreased by $6.0 billion primarily attributable to the release of $6.4 billion of our valuation allowance of certain U.S. federal and state deferred tax assets in the fourth quarter of 2024.
Income from Equity Method Investments

	Year Ended December 31,		% Change
(In millions, except percentages)	2023	2024

Income (loss) from equity method investments	$48	$(38)	**
Percentage of revenue	—%	—%
** Percentage not meaningful.
2024 Compared to 2023
The change in income (loss) from equity method investments primarily due to our portion of the net income (loss) of our equity method investment in Careem Technologies in 2024.
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
Revenue

	Year Ended December 31,		2023 to 2024 % Change
(In millions, except percentages)	2023	2024

Mobility	$19,832	$25,087	26%
Delivery	12,204	13,750	13%
Freight	5,245	5,141	(2)%
Total revenue	$37,281	$43,978	18%
Segment Adjusted EBITDA
For additional information, see Note 13 – Segment Information and Geographic Information to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Year Ended December 31,		2023 to 2024 % Change
(In millions, except percentages)	2023	2024

Mobility	$4,963	$6,497	31%
Delivery	1,506	2,471	64%
Freight	(64)	(74)	(16)%
Corporate G&A and Platform R&D (1)	(2,353)	(2,410)	(2)%
Adjusted EBITDA (2)	$4,052	$6,484	60%
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
Mobility Segment
For the year ended December 31, 2024 compared to the same period in 2023, Mobility revenue increased $5.3 billion, or 26%, and Mobility Adjusted EBITDA increased $1.5 billion, or 31%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 21%, driven by an increase in Trip volumes. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted Mobility revenue growth by $863 million.
Mobility Adjusted EBITDA increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $1.3 billion increase in Driver payments and incentives recorded in Mobility Platform Participant direct transaction costs, and a $1.3 billion increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven, a $188 million increase in credit card processing costs as a result of increased Gross Bookings, a $182 million increase in network costs, and a $125 million increase in headcount costs, recorded in Mobility other expense.
Delivery Segment
For the year ended December 31, 2024 compared to the same period in 2023, Delivery revenue increased $1.5 billion, or 13%, and Delivery Adjusted EBITDA increased $965 million, or 64%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 17%, driven by an increase in Trip volumes, and a $461 million increase in advertising revenue. The increase in revenue was partially offset by business model changes in some countries that classified certain sales and marketing costs as contra revenue, which negatively impacted Delivery revenue growth by $713 million.
Delivery Adjusted EBITDA increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $718 million increase in Courier payments and incentives recorded in Delivery Platform Participant direct transaction costs, and a $168 million increase in indirect advertising and marketing, a $160 million increase in insurance expense primarily due to an increase in miles driven, and a $127 million increase in credit card processing costs as a result of increased Gross Bookings, recorded in Delivery other expense.
Freight Segment
For the year ended December 31, 2024 compared to the same period in 2023, Freight revenue decreased $104 million, or 2%, and Freight Adjusted EBITDA declined $10 million, or 16% .
Freight revenue decreased primarily attributable to a 2% decrease in Freight Gross Bookings due to lower revenue per load as a result of the challenging freight market cycle, partially offset by an increase in volume.
Freight Adjusted EBITDA declined primarily attributable to a $104 million decrease in revenue, partially offset by a $62 million decrease in Freight Carrier payments recorded in Freight Platform Participant direct transaction costs, and a $32 million decrease in Freight other expenses.

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

(In millions)	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024

Mobility	$14,981	$16,728	$17,903	$19,285	$18,670	$20,554	$21,002	$22,798
Delivery	15,026	15,595	16,094	17,011	17,699	18,126	18,663	20,126
Freight	1,401	1,278	1,284	1,279	1,282	1,272	1,308	1,273
Adjusted EBITDA. See the section titled “Reconciliations of Non-GAAP Financial Measures” for our definition and a reconciliation of net income attributable to Uber Technologies, Inc. to Adjusted EBITDA.

	Year Ended December 31,
(In millions, except percentages)	2023	2024	% Change

Adjusted EBITDA	$4,052	$6,484	60%
2024 Compared to 2023
Adjusted EBITDA improved $2.4 billion, to $6.5 billion, primarily attributable to a $1.5 billion increase in Mobility Adjusted EBITDA, a $965 million improvement in Delivery Adjusted EBITDA, partially offset by a $57 million increase in Corporate G&A and Platform R&D costs.
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

 The following table presents a reconciliation of net income attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(In millions)	2023	2024

Adjusted EBITDA reconciliation:
Net income attributable to Uber Technologies, Inc.	$1,887	$9,856
Add (deduct):
Net income (loss) attributable to non-controlling interests, net of tax	269	(11)
(Income) loss from equity method investments	(48)	38
Provision for (benefit from) income taxes	213	(5,758)
Other (income) expense, net	(1,844)	(1,849)
Interest expense	633	523
Income from operations	1,110	2,799
Add (deduct):
Depreciation and amortization	823	711
Stock-based compensation expense	1,935	1,796
Legal, tax, and regulatory reserve changes and settlements	9	1,123
Goodwill and asset impairments/loss on sale of assets	84	3
Acquisition, financing and divestitures related expenses	36	25
Loss on lease arrangements, net	4	2
Restructuring and related charges, net	51	25
Adjusted EBITDA	$4,052	$6,484
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Year Ended December 31,
(In millions)	2023	2024
Free cash flow reconciliation:
Net cash provided by operating activities	$3,585	$7,137
Purchases of property and equipment	(223)	(242)
Free cash flow	$3,362	$6,895

Liquidity and Capital Resources

	Year Ended December 31,
(In millions)	2023	2024

Net cash provided by operating activities	$3,585	$7,137
Net cash used in investing activities	(3,226)	(3,177)
Net cash used in financing activities	(95)	(2,087)
Operating Activities
Net cash provided by operating activities was $7.1 billion for the year ended December 31, 2024, primarily consisting of $9.8 billion of net income including non-controlling interests, adjusted for certain non-cash items, which primarily included $6.0 billion of deferred income taxes, $1.8 billion of stock-based compensation expense, $1.8 billion of unrealized gains from equity securities, $737 million of depreciation and amortization expense, as well as a $2.4 billion increase in cash from working capital. The increase in cash from working capital was primarily driven by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out, and accrued expenses and other liabilities, partially offset by an increase in accounts receivable and prepaid expenses and other assets primarily due to tax matters recorded as a receivable in other assets described in the Non-Income Tax Matters section below.
Net cash provided by operating activities was $3.6 billion for the year ended December 31, 2023, primarily consisting of $2.2 billion of net income including non-controlling interests, adjusted for certain non-cash items, which primarily included $1.9 billion of stock-based compensation expense, $1.6 billion of unrealized gains from equity securities, $823 million of depreciation and amortization expense, $204 million gain from business divestiture, as well as a $165 million increase in cash from working capital. The increase in cash from working capital was primarily driven by an increase in our insurance reserves, partially offset by an increase in prepaid expenses and other assets as well as accounts receivable. Net cash provided by operating activities reflects a cash outflow of approximately $789 million (£631 million) cash outflow related to payments of HMRC VAT for assessments for the period of March 2022 to June 2023. For additional information on this matter, refer to Note 14 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Investing Activities
Net cash used in investing activities was $3.2 billion for the year ended December 31, 2024, primarily consisting of $12.8 billion in purchases of marketable securities, $289 million in purchases of non-marketable equity securities, $242 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $10.2 billion.
Net cash used in investing activities was $3.2 billion for the year ended December 31, 2023, primarily consisting of $8.8 billion in purchases of marketable securities, $223 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $5.1 billion and proceeds from the sale of an equity method investment of $721 million.
Financing Activities
Net cash used in financing activities was $2.1 billion for the year ended December 31, 2024, primarily consisting of $4.0 billion in principal repayment on term loan and notes, $1.3 billion in repurchases of common stock, $851 million in redemption of non-controlling interests, and $172 million of principal payments on finance leases, partially offset by $4.0 billion of proceeds from issuance of term loan and notes, net of issuance costs. For additional information, see Note 8 – Long-Term Debt and Revolving Credit Arrangements to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
Other Information
As of December 31, 2024, $2.7 billion of our $5.9 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities.
We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of December 31, 2024, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.
Debt Redemptions
On September 12, 2024, we exercised the call option for a partial redemption of $500 million for the 2027 Senior Note. The partial redemption was completed on October 3, 2024. In addition, on October 2, 2024, we exercised the call option to redeem the $1.5 billion 2026 Senior Note, we completed the redemption on November 1, 2024. For additional information, see Note 8 – Long-Term Debt and Revolving Credit Arrangements in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Share Repurchase Program
In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock (the “Share Repurchase Program”). The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases and accelerated share repurchases. The exact number of shares to be repurchased by us, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice. As of December 31, 2024, we had $5.8 billion available to repurchase shares pursuant to the Share Repurchase Program For additional information, see Note 10 – Stockholders' Equity in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In January 2025, we announced that we entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution to repurchase $1.5 billion of our outstanding common stock as part of our previously announced Share Repurchase Program. The transactions under the ASR agreement were completed during the first quarter of 2025.
Freight Series A Preferred Stock
On October 6, 2023, the 2020 Freight Series A Investor exercised their right to require that either Freight Holding conduct an IPO or we redeem them. Upon the redemption date in October 2024, we repurchased the 2020 Freight Series A Investor’s Freight Series A preferred stock in cash for $851 million. For additional information, see Note 16 – Non-Controlling Interests in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Non-Income Tax Matters
United Kingdom
As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK is a merchant of transportation and is required to remit VAT. Uber UK is remitting VAT under the Value Added (Tour Operators) Order 1987 (“VAT Order 1987”), which allows for VAT remittance on a calculated margin, rather than on Gross Bookings.
As of December 31, 2024, we have received multiple assessments from the HMRC disputing our application of VAT Order 1987 for the period of March 2022 to June 2024, totaling approximately $1.6 billion (£1.3 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
The payments made in 2023 and 2024 are recorded as a receivable in other assets on our consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to this matter and will be required to pay the assessments in order to continue with the appeals process. Any payments are expected to decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal. For additional information, see Note 14 – Commitments and Contingencies in the section titled “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
Commitments
Leases
Our operating lease portfolio primarily consists of corporate offices. For additional information, see Note 6 - Leases in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Long-Term Debt
We have long-term debt with varying maturities dates through 2054. For additional information, see Note 8 – Long-Term Debt and Revolving Credit Arrangements in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Purchase Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated.
In November 2022, we entered into commercial technology agreements with vendors for cloud computing services (“2022 Cloud Computing Service Agreements”). We are committed to spend an aggregate of at least $2.5 billion through November 2029, of which $412 million is short-term. We may pay more than the minimum purchase commitment to our cloud-computing web services providers based on usage. For the year ended December 31, 2024, Uber satisfied its commitment for the 2022 Cloud Computing Service Agreements.
As of December 31, 2024, we had $2.7 billion in non-cancelable commitments, this includes the $2.5 billion in 2022 Cloud Computing Service Agreements discussed above. The non-cancellable commitments have varying expiration terms through November 2029.
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
Revenue Recognition
We derive our revenue from service fees paid by Drivers and Merchants for the use of our platform in connection with our Mobility products and Delivery offering provided by Drivers and Merchants to end-users. Our sole performance obligation in the transaction is to connect Drivers and Merchants with end-users to facilitate the completion of a successful ridesharing trip or delivery. In many of our markets, we also generate revenue from end-users and charge a direct fee for use of the platform or in exchange for Mobility or Delivery services.
Judgment is required in evaluating the presentation of revenue on a gross versus net basis based on whether we control the service provided to the end-user and are the principal in the transaction (gross), or we arrange for other parties to provide the service to the end-user and are the agent in the transaction (net). The assessment of whether we are considered the principal or the agent in a transaction could impact the accounting for certain payments and incentives provided to Drivers and end-users and change the amount of revenue recognized.
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
The income tax benefit was $5.8 billion for the year ended December 31, 2024, which includes a $6.4 billion benefit related to the release of our valuation allowance on the U.S. federal and state deferred tax assets, with the exception of our California R&D credits and other non-material deferred tax assets.
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than -not that some or all of the deferred tax assets will be realized.

As of December 31, 2024, we demonstrated sustained profitability in the U.S. based on U.S. pre-tax book income adjusted for permanent book-to-tax differences. Further, given our taxable income position for the annual period ended on December 31, 2024, we utilized more attributes than we generated, which reduces our U.S. federal and state net deferred tax assets. This information is both objective and verifiable; thereby, representing strong positive evidence that carries significant weight.
Based on all available positive and negative evidence, including the objective and verifiable positive evidence as described above and anticipated future earnings, we concluded it is more-likely-than-not that a majority of our U.S. federal and state deferred tax assets will be realizable. We continue to maintain a valuation allowance against the California R&D credits, as we believe it is not more-likely-than-not to be realized, as we expect R&D tax credit generation to exceed our ability to use these credits in future periods.
Furthermore, based on available evidence, we believe it is more-likely-than-not that the Netherlands’ net deferred tax assets will not be fully realizable. We will continue to maintain a valuation allowance against these net deferred tax assets. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction.
Based on our assessment of current income and anticipated future earnings, there is a reasonable possibility that we will have sufficient evidence to release a significant portion of the valuation allowance in the Netherlands within the next 12 months. However, our judgment regarding future earnings and the exact timing and amount of any valuation allowance release is subject to change due to many factors, including future market conditions and the ability to successfully execute our business plans and/or tax planning strategies. Release of the valuation allowance would result in the recognition of net deferred tax assets on our consolidated balance sheet and would result in an income tax benefit in the period the release is recorded.
Insurance Reserves
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary, to provide for the potential liabilities for certain risks, including auto liability, uninsured and underinsured motorist, auto physical damage, general liability, and workers’ compensation. Insurance reserves is an estimate of our potential liability for unpaid losses and loss adjustment expenses, which represents the estimate of the ultimate unpaid obligation for such insurance related risks and includes an amount for case reserves related to reported claims and an amount for losses incurred but not reported as of the balance sheet date. The estimate of the ultimate unpaid obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, we use assumptions based on actuarial judgment related to claim and loss development patterns and expected loss costs, which consider frequency trends, severity trends, and relevant industry data. These reserves are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments to reserves retained by us, if any, relating to accidents that occurred in prior years are reflected in the current year results of operations.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
As of June 30, 2024, we had approximately $1.97 billion in aggregate principal amount outstanding of the 2030 Refinanced Term Loans, which were floating rate notes carried at amortized cost and subject to interest rate risk. In September 2024, we fully repaid all loans outstanding under this term loan agreement. As a result, our primary exposure to market risks for changes in interest rates relate primarily to the new Credit Agreement of which we currently have no drawn amounts as of December 31, 2024. For additional information, see Note 8 – Long-Term Debt and Revolving Credit Arrangements in the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $461 million as of December 31, 2024.

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
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $7.0 billion and $8.6 billion as of December 31, 2023 and December 31, 2024, respectively. Marketable debt securities classified as restricted investments and short-term investments totaled $8.1 billion as of December 31, 2024. As of December 31, 2024, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held entities and public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held entities and public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of December 31, 2024, the carrying value of these investments was $8.8 billion, including equity method investments.
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
We have experienced and will continue to experience fluctuations in our net income/(loss) as a result of transaction gains or (losses) related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We enter into foreign currency derivative contracts to mitigate the foreign exchange risk associated with assets and liabilities denominated in currencies other than our functional currency. While these contracts help reduce the impact of foreign currency fluctuations, they do not fully eliminate this risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Uber Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Uber Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable non-controlling interests and equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Presentation of Mobility and Delivery Revenue Agreements, Including Incentives, Discounts and Promotions to Drivers, Merchants and End-Users
As described in Notes 1 and 2 to the consolidated financial statements, the Company derives its revenues from Drivers’ and Merchants’ use of the Company’s platform, on-demand lead generation, and related services in connection with Mobility and Delivery services, as well as from direct fees charged to end-users for use of the platform or in exchange for Mobility or Delivery services. Management applies judgment in determining whether the Company is the principal or agent in transactions with Drivers, Merchants and end-users. This determination impacts the presentation of revenue on a gross or net basis as well as the presentation of incentives provided to Drivers and Merchants and discounts and promotions offered to end-users, to the extent they are not customers. For the year ended December 31, 2024, the Company’s Mobility and Delivery revenue was $38.8 billion and consumer discounts, promotions, credits and refunds provided to end-users who are not customers totaled $1.4 billion, of which a significant portion relates to discounts and promotions.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the Company’s revenue recognition process, including controls over the presentation of Mobility and Delivery revenue, incentives, discounts and promotions. These procedures also included, among others, testing, on a sample basis, trip transaction attributes and assessing management’s classification of new or changed agreements by examining documentation of the agreement terms, trip receipts, and other support, and assessing the impact of those terms and attributes on the presentation of revenue and income statement classification.
Valuation of Insurance Reserves
As described in Note 1 to the consolidated financial statements, insurance reserves is an estimate of the liability for unpaid losses and loss adjustment expenses, which represents the estimate of the ultimate unpaid obligation for certain insurance related risks, including auto liability, uninsured and underinsured motorist, auto physical damage, general liability, and workers’ compensation, and includes an amount for case reserves related to reported claims and an amount for losses incurred but not reported as of the balance sheet date. The estimate of the ultimate unpaid obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, management uses assumptions based on actuarial judgment related to claim and loss development patterns and expected loss costs, which consider frequency trends, severity trends, and relevant industry data. These reserves are continually reviewed by management and adjusted as experience develops and new information becomes known. The Company’s short-term and long-term insurance reserves as of December 31, 2024 totaled $9.8 billion.
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
February 14, 2025

We have served as the Company’s auditor since 2014.

UBER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	As of December 31, 2023	As of December 31, 2024
Assets
Cash and cash equivalents	$4,680	$5,893
Short-term investments	727	1,084
Restricted cash and cash equivalents	805	545
Accounts receivable, net of allowance of $91 and $95, respectively	3,404	3,333
Prepaid expenses and other current assets	1,681	1,390
Total current assets	11,297	12,245
Restricted cash and cash equivalents	1,519	2,172
Restricted investments	4,779	7,019
Investments	6,101	8,460
Equity method investments	353	302
Property and equipment, net	2,073	1,952
Operating lease right-of-use assets	1,241	1,158
Intangible assets, net	1,425	1,125
Goodwill	8,151	8,066
Deferred tax assets	170	6,171
Other assets	1,590	2,574
Total assets	$38,699	$51,244
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$790	$858
Short-term insurance reserves	2,077	2,754
Operating lease liabilities, current	190	175
Accrued and other current liabilities	6,397	7,689
Total current liabilities	9,454	11,476
Long-term insurance reserves	4,909	7,042
Long-term debt, net of current portion	9,459	8,347
Operating lease liabilities, non-current	1,550	1,454
Other long-term liabilities	645	449
Total liabilities	26,017	28,768
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	654	93
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,071,144 and 2,107,953 shares issued and outstanding, respectively	—	—
Additional paid-in capital	42,264	42,801
Accumulated other comprehensive loss	(421)	(517)
Accumulated deficit	(30,594)	(20,726)
Total Uber Technologies, Inc. stockholders' equity	11,249	21,558
Non-redeemable non-controlling interests	779	825
Total equity	12,028	22,383
Total liabilities, redeemable non-controlling interests and equity	$38,699	$51,244

The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	Year Ended December 31,
	2022	2023	2024
Revenue	$31,877	$37,281	$43,978
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	19,659	22,457	26,651
Operations and support	2,413	2,689	2,732
Sales and marketing	4,756	4,356	4,337
Research and development	2,798	3,164	3,109
General and administrative	3,136	2,682	3,639
Depreciation and amortization	947	823	711
Total costs and expenses	33,709	36,171	41,179
Income (loss) from operations	(1,832)	1,110	2,799
Interest expense	(565)	(633)	(523)
Other income (expense), net	(7,029)	1,844	1,849
Income (loss) before income taxes and income (loss) from equity method investments	(9,426)	2,321	4,125
Provision for (benefit from) income taxes	(181)	213	(5,758)
Income (loss) from equity method investments	107	48	(38)
Net income (loss) including non-controlling interests	(9,138)	2,156	9,845
Less: net income (loss) attributable to non-controlling interests, net of tax	3	269	(11)
Net income (loss) attributable to Uber Technologies, Inc.	$(9,141)	$1,887	$9,856
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(4.64)	$0.93	$4.71
Diluted	$(4.65)	$0.87	$4.56
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,972,131	2,035,651	2,094,602
Diluted	1,974,928	2,091,782	2,150,508

The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2022	2023	2024
Net income (loss) including non-controlling interests	$(9,138)	$2,156	$9,845
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	81	17	(95)
Change in unrealized gain (loss) on investments in available-for-sale debt securities	—	5	(1)
Other comprehensive income (loss), net of tax	81	22	(96)
Comprehensive income (loss) including non-controlling interests	(9,057)	2,178	9,749
Less: comprehensive income (loss) attributable to non-controlling interests	3	269	(11)
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$(9,060)	$1,909	$9,760

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

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2023	$654	2,071,144	$—	$42,264	$(421)	$(30,594)	$779	$12,028
Exercise of stock options	—	7,930	—	132	—	—	—	132
Exercise of restricted stock units	—	469	—	—	—	—	—	—
Stock-based compensation	—	—	—	1,847	—	—	—	1,847
Issuance of common stock for settlement of RSUs	—	42,941	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	3,916	—	156	—	—	—	156
Shares withheld related to net share settlement	—	(655)	—	(49)	—	—	—	(49)
Repurchase of common stock	—	(17,792)	—	(1,252)	—	—	—	(1,252)
Redemption of non-controlling interest	(851)	—	—	—	—	—	—	—
Re-measurement of non-controlling interests	345	—	—	(345)	—	—	—	(345)
Unrealized gain (loss) on investments in available-for-sale debt securities, net of tax	—	—	—	—	(1)	—	—	(1)
Foreign currency translation adjustment	(5)	—	—	—	(95)	—	—	(95)
Recognition of non-controlling interest upon capital investment	19	—	—	—	—	—	—	—
Net income (loss)	(69)	—	—	—	—	9,868	46	9,914
Other	—	—	—	48	—	—	—	48
Balance as of December 31, 2024	$93	2,107,953	$—	$42,801	$(517)	$(20,726)	$825	$22,383

The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2023	2024
Cash flows from operating activities
Net income (loss) including non-controlling interests	$(9,138)	$2,156	$9,845
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	947	823	737
Bad debt expense	114	92	61
Stock-based compensation	1,793	1,935	1,796
Loss from sale of investments	—	74	—
Gain on business divestitures	(14)	(204)	—
Deferred income taxes	(441)	26	(6,027)
Accretion of discounts on marketable debt securities, net	(9)	(154)	(251)
Impairments of goodwill, long-lived assets and other assets	28	86	—
Impairment of equity method investment	182	—	—
Loss (income) from equity method investments, net	(107)	(48)	38
Unrealized (gain) loss on debt and equity securities, net	7,045	(1,610)	(1,832)
Revaluation of MLU B.V. call option	(191)	—	—
Unrealized foreign currency transactions	96	138	308
Other	2	106	88
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(542)	(758)	(142)
Prepaid expenses and other assets	(196)	(1,462)	(694)
Operating lease right-of-use assets	193	191	196
Accounts payable	(133)	64	86
Accrued insurance reserves	730	2,230	2,819
Accrued expenses and other liabilities	498	80	330
Operating lease liabilities	(215)	(180)	(221)
Net cash provided by operating activities	642	3,585	7,137
Cash flows from investing activities
Purchases of property and equipment	(252)	(223)	(242)
Purchases of non-marketable equity securities	(14)	(52)	(289)
Purchases of marketable securities	(1,708)	(8,774)	(12,765)
Proceeds from maturities and sales of marketable securities	376	5,069	10,204
Proceeds from sale of equity method investments	—	721	17
Proceeds from business divestiture	26	—	—
Acquisition of businesses, net of cash acquired	(59)	—	—
Other investing activities	(6)	33	(102)
Net cash used in investing activities	(1,637)	(3,226)	(3,177)
Cash flows from financing activities
Proceeds from issuance and sale of subsidiary stock units	255	—	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	92	130	156
Issuance of term loan and notes, net of issuance costs	—	2,824	3,972
Purchase of Capped Calls	—	(141)	—
Principal repayment on term loan and notes	—	(2,675)	(3,986)
Principal repayment on Careem Notes	(80)	(25)	—

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2023	2024
Principal payments on finance leases	(184)	(171)	(172)
Repurchases of common stock	—	—	(1,252)
Redemption of non-controlling interests	—	—	(851)
Other financing activities	(68)	(37)	46
Net cash provided by (used in) financing activities	15	(95)	(2,087)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(148)	63	(267)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	(1,128)	327	1,606
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	7,805	6,677	7,004
End of period	$6,677	$7,004	$8,610

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$513	$629	$475
Income taxes, net of refunds	175	234	324
Non-cash investing and financing activities:
Finance lease obligations	349	216	4
Right-of-use assets obtained in exchange for lease obligations	329	84	132
Ownership interest received in exchange for divestitures	—	300	—

The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Business and Summary of Significant Accounting Policies
Description of Business
Uber Technologies, Inc. (“Uber,” the “Company,” “we,” “our,” or “us”) was incorporated in Delaware in July 2010, and is headquartered in San Francisco, California. Uber is a technology platform that uses a massive network, leading technology, operational excellence and product expertise to power movement from point A to point B. Uber develops and operates proprietary technology applications supporting a variety of offerings on its platform (“platform(s)” or “Platform(s)”). Uber connects consumers (“Rider(s)”) with independent providers of ride services (“Mobility Driver(s)”) for ridesharing services, and connects Riders and other consumers (“Eaters”) with restaurants, grocers and other stores (collectively, “Merchants”) with delivery service providers (“Couriers”) for meal preparation, grocery and other delivery services. Riders and Eaters are collectively referred to as “end-user(s)” or “consumer(s).” Mobility Drivers and Couriers are collectively referred to as “Driver(s).” Uber also connects consumers with public transportation networks. Uber uses this same network, technology, operational excellence and product expertise to connect shippers (“Shippers”) with carriers (“Carriers”) in the freight industry. The foundation of our platform is this network of Drivers, Couriers, Merchants, Carriers as well as Riders, Eaters and Shippers (collectively “Platform Participant(s)”). We define Platform Earner(s) as Drivers, Couriers and Merchants as well as Carriers. Uber is also developing technologies designed to provide new solutions to solve everyday problems.
Our technology is used around the world, principally in the United States (“U.S.”) and Canada, Latin America, Europe (excluding Russia), the Middle East, Africa, and Asia Pacific (“APAC”, excluding China and Southeast Asia).
Foodpanda Taiwan
In May 2024, we entered into a definitive agreement with Delivery Hero SE (“Delivery Hero”) to acquire 100% ownership interest in Delivery Hero’s Foodpanda delivery business in Taiwan (“Foodpanda Taiwan”) for approximately $950 million in cash, on a cash and debt free basis, subject to certain adjustments. In January 2025, the Taiwan Fair Trade Commission issued a decision prohibiting the transaction. If we do not appeal the Taiwan Fair Trade Commission’s decision, we expect to pay a termination fee during the first half of 2025. We expect the termination fee to be settled in either (i) cash or (ii) by returning our initial investment in ordinary shares of Delivery Hero (which Delivery Hero has the option to accept, or alternatively request equivalent cash), and, as of December 31, 2024, we recorded an expense of $236 million in other income (expense), net in our consolidated statement of operations. Refer to Note 3 – Investments and Fair Value Measurement for further details on the Delivery Hero investment.
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
Prior period amounts on the consolidated balance sheet, and notes thereto, have been reclassified to conform to the current period presentation. Certain insurance reserves in accrued and other current liabilities and other long-term liabilities were reclassified to short-term and long-term insurance reserves, respectively. Deferred tax assets, previously presented within other assets, were reclassified to be presented separately on our consolidated balance sheet. These reclassifications had no impact on our previously reported total assets, total liabilities, results of operations, comprehensive income or net cash flows from operating, financing or investing activities.
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

Concentration of Credit Risk
Cash and cash equivalents, short-term investments, restricted cash and cash equivalents, restricted investments, other receivables, and accounts receivable are potentially subject to credit risk concentration. Cash, cash equivalents, and available-for-sale securities primarily consist of money market funds, cash deposits, U.S. government and agency securities, and investment-grade corporate debt securities. Our investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. Cash deposits typically exceed insured limits and are placed with financial institutions around the world that we believe are of high credit quality. We have not experienced any material losses related to these concentrations during the periods presented. We rely on third parties to provide payment processing services (“payment service providers”) to collect amounts due from end-users. Payment service providers are financial institutions or credit card companies that we believe are of high credit quality. No customers accounted for 10% or more of revenue for the years ended December 31, 2022, 2023 and 2024.
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

	As of December 31,
	2022	2023	2024
Cash and cash equivalents	$4,208	$4,680	$5,893
Restricted cash and cash equivalents - current	680	805	545
Restricted cash and cash equivalents - non-current	1,789	1,519	2,172
Total cash and cash equivalents, and restricted cash and cash equivalents	$6,677	$7,004	$8,610
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represents: (i) uncollected payments from end-users for completed transactions where the payment method is credit card and includes (a) end-user payments not yet settled with payment service providers and (b) end-user payments settled by payment service providers but not yet remitted to us; (ii) completed shipments where we have an unconditional right to the consideration from Freight customers (“Shippers”) and payment has not been received; or (iii) uncollected payments from Uber for Business organizations for completed transactions. The timing of settlement of amounts due from these parties varies by region and by product. The portion of the receivable to be remitted to Drivers and Merchants is included in accrued and other current liabilities on the consolidated balance sheets. Refer to Note 9 – Supplemental Financial Statement Information for amounts payable to Drivers and Merchants.
Although we pre-authorize forms of payment to mitigate our exposure, we bear the cost of any accounts receivable losses. We record an allowance for doubtful accounts for accounts receivable that may never settle or be collected, as well as for credit card chargebacks including fraudulent credit card transactions. The allowance for doubtful accounts is primarily included as cost of revenue in the consolidated statements of operations. We estimate the allowance based on historical experience, estimated future payments and geographical trends, which are reviewed periodically and as needed, and amounts are written off when determined to be uncollectible. Chargebacks and credit card losses were $286 million, $245 million and $252 million for the years ended December 31, 2022, 2023 and 2024, respectively.

Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight‑line method over the estimated useful lives of the assets, which are as follows:

Property and Equipment	Estimated Useful Life
Land	Indefinite
Buildings	30-45 years
Site improvements	5-15 years
Computer equipment	3-5 years
Furniture and fixtures	3-5 years
Internal-use software	2 years
Motor vehicles and other equipment	3-10 years
Leased computer equipment	Shorter of estimated useful life or lease term
Leasehold improvements	Shorter of estimated useful life or lease term
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
Investments
Equity Securities
Accounting for our equity securities varies depending on the marketability of the security and the type of investment. Our marketable equity securities in publicly traded companies are measured at fair value with unrealized gains and losses recognized in the consolidated statements of operations. Certain investments in non-marketable equity securities are measured at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. We reassess non-marketable equity securities at each reporting period to determine whether they have a readily determinable fair value, in which case they would no longer be eligible for the fair value measurement alternative. Non-marketable equity securities that we elected to apply the fair value option and equity securities with a readily determinable fair value are measured at fair value on a recurring basis with changes in fair value recognized in the consolidated statements of operations. We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. We include investments in equity securities within investments on the consolidated balance sheets.
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
As of December 31, 2024, we considered our marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as short-term investments on the consolidated balance sheets.
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
Derivative Instruments
We enter into financial derivative instruments, consisting of foreign currency contracts to mitigate the foreign currency exchange risk of our assets and liabilities denominated in currencies other than the functional currency. We do not use derivatives for trading or speculative purposes. These instruments are recorded on the consolidated balance sheets at fair value and classified within Level 2 of the fair value hierarchy. Gains and losses on the derivative instruments that are not designated as hedging instruments are recognized in other income (expense), net in the consolidated statements of operations. The cash flows associated with our non-designated derivatives are classified in cash flows from investing activities on our consolidated statement of cash flows.
We have master netting arrangements with certain counterparties to our foreign currency exchange contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. We have elected to present the derivative assets and derivative liabilities on a gross basis. Derivative assets are recorded in prepaid expenses and other current assets and derivative liabilities are recorded in accrued and other current liabilities on our consolidated balance sheets.
Restricted Investments
As of December 31, 2024, restricted investments on the consolidated balance sheets are comprised of marketable debt securities that may include U.S. government and agency securities, commercial paper, corporate bonds, and time deposits, which are held in trust accounts at third-party financial institutions pursuant to certain contracts with insurance providers. Restricted investments are classified as non-current assets as these investments are unavailable for use in short-term operations due to legal and/or contractual restrictions.
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
Variable Interest Entities
We evaluate our ownership, contractual, and other interests in entities to determine if we have a variable interest in an entity. These evaluations are complex and involve judgment, estimates, and assumptions based on available historical and prospective information, among other factors. If we determine that an entity for which we hold a contractual or ownership interest in is a VIE and that we are the primary beneficiary, we consolidate such entity in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we determine whether any changes in the interest or relationship with the entity impact the determination of whether the entity is still a VIE and whether we are still the primary beneficiary. If we are not deemed to be the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP. Refer to Note 15 – Variable Interest Entities for further information.
Revenue Recognition
We recognize revenue when or as we satisfy our obligations. We derive revenue from Drivers’ and Merchants’ use of our platform, on-demand lead generation, and related services, including facilitating payments from end-users. The service enables Drivers and Merchants to seek, receive and fulfill on-demand requests from end-users seeking Mobility or Delivery services (collectively the “Uber Service”). In many of our markets, we also generate revenue from end-users. In these markets, we charge end-users a direct fee for use of the platform or in exchange for Mobility or Delivery services. Additionally, we derive revenue from customers' use of Freight services.
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
In markets where we charge Mobility and Delivery end-users a fee to use the platform, we have a performance obligation to end-users to connect them to Drivers and Merchants in the marketplace.
Principal vs. Agent Accounting Considerations
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

In markets where we agree to provide Mobility or Delivery services to end-users for a fee, we are primarily responsible for the services and present the respective Mobility and Delivery revenue on a gross basis. Payments to Drivers and Couriers in exchange for their services are recorded as cost of revenue, exclusive of depreciation and amortization.
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
Freight
We derive our Freight revenue from freight brokerage, transportation management and related services provided to Shippers.
Brokerage
Brokerage revenue represents the gross amount of fees charged to Shippers for brokerage services provided to Shippers. Costs incurred with independent freight carriers for Brokerage are recorded in cost of revenue. Shippers contract with us to utilize our network of independent freight carriers to transport freight. We enter into contracts with Shippers that define the price for each shipment and payment terms and our acceptance of the shipment request from Shippers establishes enforceable rights and obligations for each contract. We enter into separate contracts with independent freight carriers and are responsible for payment of freight charges to the carrier regardless of payment by the Shipper. We invoice the Shipper upon satisfaction of our sole performance obligation to facilitate the transportation of the Shipper’s freight through our network of independent freight carriers. We recognize revenue associated with our performance obligation over the contract term, which represents our performance over the period of time a shipment is in transit. While the transit period of our contracts can vary based on origin and destination, contracts still in transit at period end are not material. Payment for our services is generally due within 30 to 45 days upon receipt of invoice.
Transportation Management
Our Transportation Management services can include shipment planning, freight optimization, carrier assignment, load management, freight audit and payment processing and other Transportation Management related services. Our sole performance obligation in these contracts is the integration of these services that allow for the transport of the Shipper’s freight by independent freight carriers. Transportation Management revenue is recognized on a gross basis in the amount of gross fees charged to Shippers upon satisfaction of our performance obligation. Costs incurred with independent freight carriers for these transactions are recorded in cost of revenue. Revenue is recognized as our performance obligation is satisfied, which generally represents the transit period from origin to destination by an independent freight carrier. While the transit period of our contracts can vary based on origin and destination, contracts still in transit at period end are not material. Payment for our services is generally due within 30 to 60 days upon completion of our performance obligation.
Principal vs. Agent Accounting Considerations
Judgment is required in determining whether we recognize the fees charged to Shippers on a gross or net basis. We record the majority of our revenue from Brokerage and Transportation Management on a gross basis at the amounts charged to Shippers as we are primarily responsible for facilitating the transportation of Shippers’ goods with independent freight carriers that meet the Shipper’s specifications. We also have pricing discretion for the price(s) charged to Shippers and amounts paid to Carriers.

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
Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. We expense such referral payments as incurred in sales and marketing expenses in the consolidated statements of operations. We expense costs to acquire new customer contracts as incurred because the amortization period would be one year or less. The amount recorded as an expense is the lesser of the amount of the incentive paid or the established fair value of the service received. Fair value of the service is established using amounts paid to vendors for similar services. The amounts paid to customers presented as sales and marketing expenses for the years ended December 31, 2022, 2023 and 2024 were immaterial.
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
Performance-Based Awards
We have granted restricted common stock awards (“RSA(s)”), RSUs, stock appreciation rights (“SAR(s)”), and stock options that vest upon the satisfaction of both service-based and performance-based conditions. The service-based condition for these awards generally is satisfied over three or four years. The performance-based conditions generally are satisfied upon achieving specified performance targets, such as our financial or operating metrics. We record stock-based compensation expense for performance-based equity awards such as RSAs, RSUs, SARs, and stock options on an accelerated attribution method over the requisite service period, which is generally three or four years, and only if performance-based conditions are considered probable to be satisfied.
For performance-based awards and RSUs, we determine the grant-date fair value to be the fair value of our common stock on the grant date.
For performance-based SARs, stock options, and warrants, we determine the grant-date fair value utilizing the valuation model as described above for service-based awards.
Market-Based Awards
We have granted RSUs and stock options that vest only upon the satisfaction of the following conditions: service-based conditions, performance-based conditions, and/or market-based conditions. The service-based condition for these awards generally is satisfied over three or four years. The performance-based conditions generally are satisfied upon achieving specified performance targets. The market-based conditions are satisfied upon our achievement of specified fully-diluted equity values, as determined based on our stock price.
For market-based awards, we determine the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, and risk-free interest rates. We estimate the volatility of common stock on the date of grant based on historical volatility of Uber’s stock price. We estimate the expected term based on various exercise scenarios. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
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
Employee Stock Purchase Plan (“ESPP”)
We recognize stock-based expenses related to shares issued pursuant to our ESPP on a straight-line basis over the offering period. The ESPP provides for twelve-month offering periods, and each offering period includes two purchase periods of approximately six months. The ESPP allows eligible employees to purchase shares of our common stock at a 15 percent discount on the lower price of either (i) the offering period begin date or (ii) the purchase date. We estimate the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. We determine volatility over an expected term of six months and twelve months based on our historical volatility. We estimate the expected term based on the contractual term.

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
Costs and Expenses
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
•Sales and marketing expenses primarily consist of advertising costs, product marketing costs, discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers, compensation costs, including stock-based compensation to sales and marketing employees, and the allocation of certain corporate costs. We expense advertising and other promotional expenditures as incurred. Advertising expenses totaled $1.7 billion for each of the years ended December 31, 2022 and 2023 and $1.9 billion for the year ended December 31, 2024. Discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers totaled $2.2 billion, $1.7 billion, and $1.4 billion for the years ended December 31, 2022, 2023 and 2024, respectively.
•Research and development expenses primarily consist of compensation costs, including stock-based compensation, for employees in engineering, design and product development. Expenses also include ongoing improvements to, and maintenance of, existing products and services, and allocation of certain corporate costs.
•General and administrative expenses primarily consist of compensation costs, including stock-based compensation, for executive management and administrative employees, including finance and accounting, human resources, policy and communications, legal, and certain impairment charges, as well as allocation of certain corporate costs, occupancy, and general corporate insurance costs. General and administrative expenses also include certain legal related accruals and expenses.
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
Insurance Reserves
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary, to provide for the potential liabilities for certain risks, including auto liability, uninsured and underinsured motorist, auto physical damage, general liability, and workers’ compensation. Insurance reserves is the liability for unpaid losses and loss adjustment expenses, which represents the estimate of the ultimate unpaid obligation for such insurance related risks and includes an amount for case reserves related to reported claims and an amount for losses incurred but not reported as of the balance sheet date. The estimate of the ultimate unpaid obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, we use assumptions based on actuarial judgment related to claim and loss development patterns and expected loss costs, which consider frequency trends, severity trends, and relevant industry data. These reserves are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments to reserves for risks retained by us, if any, relating to accidents that occurred in prior years are reflected in the current year results of operations. Reserve amounts estimated to be settled within one year are recorded in short-term insurance reserves, with longer term settlements recorded in long-term insurance reserves on the consolidated balance sheets. Insurance recoverables are recognized when we enter into contracts that transfer the risk recorded in our insurance reserves to third-party insurance companies. Recoverable amounts estimated to be recovered within one year are recorded in prepaid expenses and other current assets, with longer term recoverables recorded in other assets on the consolidated balance sheets.
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
Recently Adopted Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. We adopted the ASU on January 1, 2024. The additional required disclosures did not have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which adds required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard also allows disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The standard is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted the new standard on January 1, 2024 on a retrospective basis. Refer to Note 13 – Segment Information and Geographic Information for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures," which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. The standard will be effective for public companies for fiscal years beginning after December

15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements and related disclosures.
Note 2 – Revenue
The following tables present our revenues disaggregated by offering and geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Year Ended December 31,
	2022	2023	2024
Mobility revenue (1)	$14,029	$19,832	$25,087
Delivery revenue (1)	10,901	12,204	13,750
Freight revenue	6,947	5,245	5,141
Total revenue	$31,877	$37,281	$43,978
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.

	Year Ended December 31,
	2022	2023	2024
United States and Canada ("US&CAN")	$19,474	$20,436	$23,618
Latin America ("LatAm")	1,978	2,512	2,795
Europe, Middle East and Africa ("EMEA")	6,944	9,904	12,529
Asia Pacific ("APAC")	3,481	4,429	5,036
Total revenue	$31,877	$37,281	$43,978
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
Freight Revenue
Freight revenue consists of revenue from freight transportation services provided to shippers and transportation management.

Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the consolidated balance sheets consisted of the following as of December 31, 2023 and 2024 (in millions):

	As of December 31,
	2023	2024
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$253	$167
Commercial paper	288	220
Corporate bonds	181	659
Certificates of deposit	5	38
Short-term investments	$727	$1,084

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$4,426	$5,552
Commercial paper	17	179
Corporate bonds	77	1,288
Certificates of deposit	259	—
Restricted investments	$4,779	$7,019

Classified as investments:
Non-marketable equity securities:
Didi	$2,245	$2,602
Other (2)	329	608
Marketable equity securities:
Grab	1,806	2,529
Aurora (3)	1,425	2,054
Other	170	523
Notes receivable from a related party (2), (4)	126	144
Investments	$6,101	$8,460
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.
(2) These balances include certain investments recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.
(3) In connection with Aurora Innovation, Inc.’s (“Aurora”) November 2021 initial public offering, we are subject to a lock-up agreement in which our ability to sell or transfer our shares in Aurora is partially restricted until November 2025.
(4) Consists of the Lime Convertible Note. Neutron Holdings, Inc. (“Lime”) is considered a related party as a result of our investment in Lime Common Stock.

Assets Measured at Fair Value on a Recurring Basis
The following table presents our financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2023				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,153	$—	$—	$1,153	$1,868	$—	$—	$1,868
U.S. government and agency securities	—	4,840	—	4,840	—	5,848	—	5,848
Commercial paper	—	351	—	351	—	702	—	702
Corporate bonds	—	263	—	263	—	1,974	—	1,974
Certificates of deposit	—	266	—	266	—	38	—	38
Non-marketable equity securities	—	—	—	—	—	—	11	11
Marketable equity securities	3,401	—	—	3,401	5,106	—	—	5,106
Notes receivable from a related party	—	—	126	126	—	—	144	144
Total financial assets	$4,554	$5,720	$126	$10,400	$6,974	$8,562	$155	$15,691
We did not make any transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2023 and 2024.
Debt Securities
As of December 31, 2023, the amortized cost of our debt securities approximates fair value. We did not record any material unrealized gains or losses as of December 31, 2023.
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities (in millions):

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$5,843	$7	$(2)	$5,848
Commercial paper	702	—	—	702
Corporate bonds	1,975	1	(2)	1,974
Certificates of deposit	38	—	—	38
Total	$8,558	$8	$(4)	$8,562
For the years ended December 31, 2022, 2023 and 2024, we did not record any material realized gains or losses for our debt securities.
As of December 31, 2023 and 2024, there were no allowance for credit losses related to our debt securities. The weighted-average remaining maturity of our debt securities was less than one year as of December 31, 2024.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2024, the fair value of our outstanding derivative assets and liabilities were not material. We did not record any material realized or unrealized gains or losses for our financial derivative instruments during the year ended December 31, 2024.
As of December 31, 2024, there were no rights of set-off associated with our foreign currency exchange contracts.
The total notional amount of outstanding derivatives not designated as hedging instruments was $1.1 billion as of December 31, 2024.
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

As of December 31, 2023 and 2024, our Level 3 non-marketable equity securities and note receivable from a related party primarily consist of common stock investments and convertible secured notes that may be converted into common or preferred stock in privately held companies without readily determinable fair values.
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
Zomato Investment
During the third quarter of 2022, we completed the sale of $418 million of our entire stake in Zomato ordinary shares for net proceeds of $376 million and recognized an immaterial loss from this transaction in other income (expense), net in our consolidated statement of operations.
Aurora Investment
As of December 31, 2023 and 2024, our Class A common stock in Aurora (“Aurora Investment”) have been classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets measured at fair value on a recurring basis. We recognized a net unrealized loss of $3.0 billion, a net unrealized gain of $985 million, and a net unrealized gain of $629 million on this investment in other income (expense), net in our consolidated statements of operations for the years ended December 31, 2022, 2023 and 2024, respectively, for the fair value change of the equity security.
Grab Investment
As of December 31, 2023 and 2024, our Class A ordinary shares in Grab have been classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets measured at fair value on a recurring basis. We recognized a net unrealized loss of $2.1 billion, a net unrealized gain of $80 million, and a net unrealized gain of $723 million on the investment in other income (expense), net in our consolidated statements of operations for the years ended December 31, 2022, 2023 and 2024, respectively, for the fair value change of the equity security.
Delivery Hero Investment
In May 2024, we paid $300 million to purchase approximately 8.4 million newly issued ordinary shares of Delivery Hero. In connection with the Delivery Hero investment, we entered into a definitive agreement to acquire Foodpanda Taiwan. Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies for further details.
As of December 31, 2024, our investment in Delivery Hero was classified as a marketable equity security with a readily determinable fair value (Level 1) measured at fair value on a recurring basis. We recognized an immaterial net unrealized gain on this investment in other income (expense), net in our consolidated statement of operations during the year ended December 31, 2024.
Financial Assets and Liabilities Measured at Fair Value Using Level 3 Inputs

The following table presents a reconciliation of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2023 and 2024, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Equity Securities	Notes Receivable	MLU B.V. Call Option
Balance as of December 31, 2022	$3	$110	$2
Change in fair value
Included in earnings	(3)	16	(2)
Balance as of December 31, 2023	—	126	—
Change in fair value
Included in earnings	11	18	—
Balance as of December 31, 2024	$11	$144	$—
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
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the years ended December 31, 2022, 2023 and 2024 based on the observable price in an orderly transaction for the same or similar security of the same issuers (in millions):

	Year Ended December 31,
	2022	2023	2024
Upward adjustments	$1,046	$908	$657
Downward adjustments (including impairment)	(641)	(472)	(328)
Total unrealized gain (loss) for non-marketable equity securities	$405	$436	$329
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of December 31,
	2023	2024
Initial cost basis	$1,727	$2,030
Upward adjustments	1,960	2,611
Downward adjustments (including impairment)	(1,113)	(1,442)
Total carrying value at the end of the period	$2,574	$3,199
We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the years ended December 31, 2022, 2023 and 2024.
Didi Investment
In the second quarter of 2022, Didi completed their delisting from the New York Stock Exchange (“NYSE Delisting”). We concluded the ordinary shares held by us did not have a readily determinable fair value and should be accounted for under the measurement alternative method. As of December 31, 2023 and 2024, Didi American Depositary Shares (“ADS”) continue to be traded in the over-the-counter (“OTC”) market. We determined that the Didi ADS were similar to the ordinary shares held prior to the NYSE Delisting. We then measured the investment to fair value based on the closing share price of the Didi ADS on the OTC market on December 31, 2023 and 2024 as an observable transaction for similar securities. As of December 31, 2023 and 2024, our Didi investment is classified as a non-marketable equity security and is measured at fair value on a non-recurring basis with a readily available price based on significant other observable inputs (Level 2). We recognized a net unrealized loss of $1.0 billion, a net unrealized gain of $443 million and a net unrealized gain of $357 million on this investment in other income (expense), net in our consolidated statements of operations for the years ended December 31, 2022, 2023 and 2024, respectively.
Note 4 - Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of December 31,
	2023	2024
Careem Technologies	$300	$241
Other	53	61
Equity method investments	$353	$302
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
Upon closing of the transaction, we recognized a gain of approximately $204 million during the fourth quarter of 2023, in other income (expense), net on our consolidated statement of operations. Additionally, we received two seats on Careem Technologies’ board and retained an approximately 42% equity ownership interest consisting of common stock in Careem Technologies. The initial fair value of our equity method investment in Careem Technologies was $300 million. The investment was determined to be an equity method investment due to our ability to exercise significant influence over Careem Technologies.
Included in the initial carrying value of $300 million was a basis difference related to the difference between the cost of the investment and our proportionate share of the net assets of Careem Technologies. As of December 31, 2024, this basis difference was not material. The carrying value of the equity method investment is adjusted for our share in the income or losses of Careem Technologies on a one-quarter lag basis and amortization of basis differences.
We amortize the basis difference related to the intangible assets over the estimated useful lives of the assets that gave rise to the difference using the straight-line method. Equity method goodwill is not amortized.
MLU B.V. Investment
During 2018, we closed a transaction that contributed the net assets of our Uber Russia/CIS operations into a newly formed private limited liability company (“MLU B.V.” or “Yandex.Taxi joint venture”), with Yandex N.V (“Yandex”) and us holding ownership interests in MLU B.V. In exchange for consideration contributed, we received a seat on MLU B.V.’s board and an initial 38% equity ownership interest consisting of common stock in MLU B.V. The investment was determined to be an equity method investment due to our ability to exercise significant influence over MLU B.V.
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
2023
Sale of Our Remaining Interest in MLU B.V.
On April 21, 2023, we entered into and closed on a definitive agreement to sell our remaining 29% equity interest in MLU B.V. to Yandex for $703 million in cash and recognized an immaterial loss from this transaction recorded in other income (expense), net in our consolidated statement of operations during the year ended December 31, 2023. After this transaction, we no longer had an equity interest in MLU B.V.
MLU B.V. Call Option
In 2021, we granted Yandex an option (“MLU B.V. Call Option”) to acquire our remaining equity interest in MLU B.V. The MLU B.V. Call Option was recorded as a liability in accrued and other current liabilities on our consolidated balance sheets, initially valued at $230 million and measured at fair value on a recurring basis with changes in fair value recorded in other income (expense), net in the consolidated statements of operations.
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
Note 5 – Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of December 31,
	2023	2024
Land	$65	$65
Building and site improvements	739	739
Leasehold improvements	658	670
Computer equipment	542	436
Leased computer equipment	683	641
Motor vehicles and other equipment	2	51
Internal-use software	488	650
Furniture and fixtures	94	80
Construction in progress	203	218
Total	3,474	3,550
Less: Accumulated depreciation and amortization	(1,401)	(1,598)
Property and equipment, net	$2,073	$1,952
Amounts in construction in progress represent buildings, leasehold improvements, assets under construction, and other assets not placed in service.
Depreciation expense relating to property and equipment was $346 million, $355 million, and $332 million for the years ended December 31, 2022, 2023 and 2024, respectively.
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
The components of our lease expense were as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Lease cost
Finance lease cost:
Amortization of assets	$186	$188	$168
Interest of lease liabilities	13	31	25
Operating lease cost	304	321	294
Short-term lease cost	7	10	2
Variable lease cost	142	129	115
Sublease income	(17)	(22)	(22)
Total lease cost	$635	$657	$582

Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$13	$32	$26
Operating cash flows from operating leases	339	335	332
Financing cash flows from financing leases	184	171	172
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$329	$84	$132
Finance lease liabilities	349	216	4
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	As of December 31,
	2023	2024
Operating Leases
Operating lease right-of-use assets	$1,241	$1,158
Operating lease liability, current	$190	$175
Operating lease liabilities, non-current	1,550	1,454
Total operating lease liabilities	$1,740	$1,629

	As of December 31,
	2023	2024
Finance Leases
Property and equipment, at cost	$683	$641
Accumulated depreciation	(250)	(372)
Property and equipment, net	$433	$269
Other current liabilities	$156	$136
Other long-term liabilities	322	174
Total finance leases liabilities	$478	$310

	As of December 31,
	2023	2024
Weighted-average remaining lease term
Operating leases	15 years	15 years
Finance leases	3 years	2 years
Weighted-average discount rate
Operating leases	6.6%	6.7%
Finance leases	6.3%	6.6%

Maturities of lease liabilities were as follows (in millions):

	As of December 31, 2024
	Operating Leases	Finance Leases
2025	$271	$174
2026	258	132
2027	235	23
2028	212	1
2029	207	1
Thereafter	1,727	1
Total undiscounted lease payments	2,910	332
Less: imputed interest	(1,281)	(22)
Total lease liabilities	$1,629	$310
As of December 31, 2024, additional operating leases and finance leases that have not yet commenced were immaterial.
Mission Bay 1 & 2
We own two adjacent office buildings, Mission Bay 1 & 2, which are located on land for which we have two 76-year land lease agreements (“Land Leases”) ending in 2092. We have a 49% indirect interest in the land (“Indirect Interest”) which are accounted for as a financing arrangement due to our 49% previous ownership in the land and continuing involvement through a purchase option on the land in the Land Leases. As of December 31, 2024, our Indirect Interest is included in property and equipment, net, with the corresponding financing obligation included in other long-term liabilities. The remaining 51% of the Land Leases are accounted for as operating leases. The annual rent amounts under the Land Leases are fixed through 2032, after which, the annual rent amounts will adjust annually based on the prevailing consumer price index.
Future lease payments on the Land Leases as of December 31, 2024, is $1.7 billion; 51% is included in our operating lease commitments, and 49% or $826 million, is allocated to the financing obligation of the Indirect Interest through 2092.
Note 7 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by segment (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of January 1, 2023	$2,421	$4,405	$1,437	$8,263
Loss on disposal	(9)	—	—	(9)
Divestiture	—	(36)	—	(36)
Foreign currency translation and other adjustments	(75)	—	8	(67)
Balance as of December 31, 2023	2,337	4,369	1,445	8,151
Foreign currency translation and other adjustments	(76)	(2)	(7)	(85)
Balance as of December 31, 2024	$2,261	$4,367	$1,438	$8,066
Intangible Assets
The components of intangible assets, net were as follows (in millions except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2023
Consumer, Merchant and other relationships	$1,800	$(697)	$1,103	8
Developed technology	890	(621)	269	5
Trade name, trademarks and other	154	(101)	53	4
Intangible assets	$2,844	$(1,419)	$1,425

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2024
Consumer, Merchant and other relationships	$1,789	$(889)	$900	8
Developed technology	890	(690)	200	4
Trade name, trademarks and other	145	(120)	25	5
Intangible assets	$2,824	$(1,699)	$1,125
Amortization expense for intangible assets subject to amortization was $523 million, $362 million, and $294 million for the years ended December 31, 2022, 2023 and 2024, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of December 31, 2024 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
2025	$246
2026	185
2027	170
2028	127
2029	84
Thereafter	311
Total	$1,123
Note 8 – Long-Term Debt and Revolving Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of December 31,
	2023	2024	Effective Interest Rates	Maturities
2030 Senior Note	$—	$1,250	4.5%	January 15, 2030
2034 Senior Note	—	1,500	4.9%	September 15, 2034
2054 Senior Note	—	1,250	5.4%	September 15, 2054
2030 Refinanced Term Loans	1,986	—	—%	—
2026 Senior Note	1,500	—	—%	—
2027 Senior Note	1,200	700	7.7%	September 15, 2027
2028 Senior Note	500	500	7.0%	January 15, 2028
2029 Senior Note	1,500	1,500	4.7%	August 15, 2029
2025 Convertible Notes (1)	1,150	1,150	0.2%	December 15, 2025
2028 Convertible Notes	1,725	1,725	1.1%	December 1, 2028
Total debt	9,561	9,575
Less: unamortized discount and issuance costs	(77)	(78)
Less: current portion of long-term debt	(25)	(1,150)
Total long-term debt	$9,459	$8,347
(1) The 2025 Convertible Notes will mature on December 15, 2025, and is classified within accrued and other current liabilities on our consolidated balance sheet as of December 31, 2024.
2030, 2034, and 2054 Senior Notes
On September 9, 2024, we completed a registered public offering of $1.25 billion aggregate principal amount of our 4.30% Senior Note due on January 15, 2030 (the “2030 Senior Note”), $1.50 billion aggregate principal amount of our 4.80% Senior Note due on September 15, 2034 (the “2034 Senior Note”), and $1.25 billion aggregate principal amount of our 5.35% Senior Note due on September 15, 2054 (the “2054 Senior Note” and, together with the 2030 Senior Note and the 2034 Senior Note, the “Notes”). The

Notes are our senior unsecured debt obligations and the entire principal amounts of the Notes are due at the respective maturity dates and therefore, the Notes are classified as long-term.
In November 2024, we used a portion of the net proceeds from our Notes offering, along with cash on hand, to redeem, in full, the outstanding 2026 Senior Note. As a result, we recognized an immaterial loss on debt extinguishment for the year ended December 31, 2024 in other income (expense), net in our consolidated statement of operations. Following the redemption, the 2026 Senior Note is no longer outstanding.
Interest on the 2030 Senior Note is payable semi-annually in arrears on January 15 and July 15 of each year at 4.30% per annum, beginning January 15, 2025. Interest on the 2034 Senior Note and 2054 Senior Note is payable semi-annually in arrears on March 15 and September 15 of each year at 4.80% and 5.35% per annum, respectively, beginning March 15, 2025.
The indentures governing the Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of December 31, 2024.
As of December 31, 2024, the fair value of the 2030 Senior Note, 2034 Senior Note, and 2054 Senior Note was $1.2 billion, $1.4 billion, and $1.2 billion, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
The 2030 Refinanced Term Loans had a maturity date of March 3, 2030. The interest rate for the 2030 Refinanced Term Loans was Secured Overnight Financing Rate (“SOFR”) subject to a floor of 0.00%, plus 2.75% per annum. The refinancing transactions qualified as both a debt modification and debt extinguishment. As a result, we recognized an immaterial loss on debt extinguishment during the year ended December 31, 2023 in other income (expense), net in our consolidated statement of operations. The refinancing transactions resulted in: (i) $1.1 billion cash inflow from the issuance of the 2030 Refinanced Term Loans, net of issuance costs, from new lenders and additional principal from existing lenders; (ii) a $1.1 billion cash outflow of principal payments on the 2025 Refinanced Term Loan and 2027 Refinanced Term Loan to exiting lenders and lower principal from existing lenders. The cash inflow and cash outflow were recorded within cash flows from financing activities in our consolidated statement of cash flows for the year ended December 31, 2023.
In September 2024, we used a portion of the net proceeds from our Notes offering, discussed above, to repay, in full, all loans outstanding under our term loan agreement, of which approximately $1.97 billion aggregate principal amount was outstanding as of June 30, 2024. As a result, we recognized an immaterial loss on debt extinguishment for the year ended December 31, 2024 in other income (expense), net in our consolidated statement of operations.
2028 Convertible Notes and Capped Call Transactions
2028 Convertible Notes
In November 2023, we issued $1.73 billion aggregate principal amount of 0.875% convertible senior notes due in 2028 (the “2028 Convertible Notes”), including the exercise in full by the initial purchasers of the 2028 Convertible Notes of their option to purchase up to an additional $225 million principal amount of the 2028 Convertible Notes. The 2028 Convertible Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2024, and the notes will mature on December 1, 2028, unless earlier converted, redeemed or repurchased. The net proceeds from this offering were approximately $1.70 billion, after deducting the debt issuance costs. We used a portion of the net proceeds from this offering to fund the cost of entering into the capped call transactions, described below. Additionally, we used a portion of the net proceeds from this offering, along with cash on hand, to partially pay down $500 million of our 2030 Refinanced Term Loans in November 2023 and redeem all of our outstanding 2025 Senior Note in December 2023. As a result, we recognized an immaterial loss on debt extinguishment for the year ended December 31, 2023 in other income (expense), net in our consolidated statement of operations. Following the redemption, the 2025 Senior Note was no longer outstanding.
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
As of December 31, 2024, none of the conditions permitting the holders of the 2028 Convertible Notes to convert their notes early had been met. Therefore, the 2028 Convertible Notes are classified as long-term.
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
The fair value of our 2028 Convertible Notes was $1.9 billion as of December 31, 2024 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
Holders of the 2025 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2025 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “2025 Convertible Notes measurement period”) in which the trading price (as defined in the indenture governing 2025

Convertible Notes) per $1,000 principal amount of notes for each trading day of the 2025 Convertible Notes measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events. On or after September 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
As of December 31, 2024, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. The 2025 Convertible Notes will mature on December 15, 2025, and therefore is classified as accrued and other current liabilities on our consolidated balance sheet as of December 31, 2024.
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
The fair value of our 2025 Convertible Notes was $1.2 billion as of December 31, 2024 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
Senior Notes
2027 Senior Note
In September 2019, we issued eight-year notes with aggregate principal amount of $1.2 billion due on September 15, 2027 (the “2027 Senior Note”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2027 Senior Note at par and paid approximately $11 million for debt issuance costs. The interest is payable semi-annually in arrears on March 15 and September 15 of each year at 7.5% per annum, beginning on March 15, 2020, and the entire principal amount is due at the time of maturity.
In October 2024, we partially redeemed $500 million of the 2027 Senior Note. As a result, we recognized an immaterial loss on debt extinguishment for the year ended December 31, 2024 in other income (expense), net in our consolidated statement of operations.
2028 Senior Note
In September 2020, we issued eight-year notes with an aggregate principal amount of $500 million due on January 15, 2028 (the “2028 Senior Note”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2028 Senior Note at par and paid approximately $5 million for debt issuance costs. The interest is payable semi-annually in arrears on January 15 and July 15 of each year at 6.25% per annum, beginning on July 15, 2021, and the entire principal amount is due at the time of maturity. In October 2020, we used the net proceeds from this offering, along with cash on hand, to redeem, in full, the outstanding 2023 Senior Note.
2029 Senior Note
In August 2021, we issued eight-year notes with an aggregate principal amount of $1.5 billion due on August 15, 2029 (the “2029 Senior Note”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We issued the 2029 Senior Note at par and paid approximately $16 million for debt issuance costs. The interest is payable semi-annually in arrears on February 15 and August 15 of each year at 4.50% per annum, beginning on February 15, 2022, and the entire principal amount is due at the time of maturity and therefore, the 2029 Senior Note is classified as long-term. We used the net proceeds from this offering to finance a portion of the consideration payable in cash, and certain related fees and expenses incurred, in connection with the acquisition of Tupelo Parent, Inc. (“Transplace”) by our majority-owned subsidiary, Uber Freight Holding Corporation (“Freight Holding”) in 2021.
The 2027, 2028 and 2029 Senior Notes (collectively “Senior Notes”) are guaranteed by certain of our material domestic restricted subsidiaries. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of December 31, 2024.
The following table presents the fair values of our Senior Notes as of December 31, 2024, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input (in millions):

As of December 31, 2024
2027 Senior Note	$713
2028 Senior Note	505
2029 Senior Note	1,450
Total	$2,668
The future principal payments for our long-term debt as of December 31, 2024 are summarized as follows (in millions):

Future Minimum Payments
Year Ending December 31,
2025	$1,150
2026	—
2027	700
2028	2,225
2029	1,500
Thereafter	4,000
Total	$9,575
The following table presents the amount of interest expense recognized relating to the contractual interest coupon and amortization of the debt discount and issuance costs with respect to our long-term debt, for the years ended December 31, 2022, 2023 and 2024 (in millions):

	Year Ended December 31,
	2022	2023	2024
Contractual interest coupon	$510	$577	$473
Amortization of debt discount and issuance costs	15	18	16
Total interest expense from long-term debt	$525	$595	$489
Credit Agreement
On September 26, 2024, we entered into a Credit Agreement (the “Credit Agreement”) which replaced the existing Revolving Credit Facility initially entered into in 2015.
The Credit Agreement provides for $5.0 billion in aggregate amount of commitments for senior unsecured revolving loans, which will mature on September 26, 2029, unless otherwise extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides that we may obtain, subject to the satisfaction of customary conditions, loans in U.S. Dollars or certain alternate currencies. Proceeds from any borrowings under the Credit Agreement may be used for general corporate purposes. The Credit Agreement is unsecured and is not guaranteed by any of our subsidiaries. The Credit Agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes. The Credit Agreement also contains customary events of default. We were in compliance with all covenants in the Credit Agreement as of December 31, 2024.
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
At closing, approximately $413 million of letters of credit were issued under the Credit Agreement, transitioned from outstanding letters of credit under the existing Revolving Credit Facility. As of December 31, 2024, there was no balance outstanding on the Credit Agreement.
Revolving Credit Arrangements
We had a revolving credit agreement initially entered into during 2015 with certain lenders, which provided for $2.3 billion in credit maturing on June 13, 2023 (“Revolving Credit Facility”). On April 4, 2022, we entered into an amendment to our Revolving Credit Facility to, among other things, (i) provide for approximately $2.2 billion of revolving credit commitments, (ii) extend the maturity date for the commitments and loans from June 13, 2023 to April 4, 2027, (iii) reduce the minimum liquidity covenant from $1.5 billion to $1.0 billion, (iv) replace the London Interbank Offered Rate (“LIBOR”) based interest rate with a SOFR based interest rate, and (v) make certain other changes to the negative covenants under the amended revolving credit agreement. The Revolving Credit Facility may be guaranteed by certain of our material domestic restricted subsidiaries based on certain conditions. The credit agreement also contained customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes, as well as maintain a certain level of liquidity specified in the contractual agreement. The credit agreement also contained customary events of default. The Revolving Credit Facility also contained restrictions on the payment of dividends.
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
In February 2023, Freight Holding entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding. As of December 31, 2023, there was no balance outstanding on Freight Holding’s revolving credit facility. In November 2024, Freight Holding terminated the revolving credit facility.
Letters of Credit
For purposes of securing obligations related to leases, insurance contracts, and other contractual obligations, we also maintain an agreement for letters of credit. As of December 31, 2023, we had letters of credit outstanding of $975 million. The letters of credit that reduced the available credit under the previous Revolving Credit Facility were $287 million. As of December 31, 2024, we had letters of credit outstanding of $1.4 billion. The letters of credit that reduced the available credit under the new Credit Agreement were $354 million.
Note 9 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of December 31,
	2023	2024
Prepaid expenses	$400	$415
Other receivables	717	482
Other	564	493
Prepaid expenses and other current assets	$1,681	$1,390

Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of December 31,
	2023	2024
Accrued legal, regulatory and non-income taxes	$1,044	$1,533
Accrued Drivers and Merchants liability	1,996	1,421
Accrued compensation and employee benefits	710	649
Income and other tax liabilities	684	751
Current portion of long-term debt	25	1,150
Other	1,938	2,185
Accrued and other current liabilities	$6,397	$7,689
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of December 31,
	2023	2024
Deferred tax liabilities	$56	$9
Other	589	440
Other long-term liabilities	$645	$449
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, for the were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2021	$(524)	$—	$(524)
Other comprehensive income before reclassifications	81	—	81
Amounts reclassified from accumulated other comprehensive income	—	—	—
Other comprehensive income (loss)	81	—	81
Balance as of December 31, 2022	$(443)	$—	$(443)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2022	$(443)	$—	$(443)
Other comprehensive income before reclassifications	(123)	5	(118)
Amounts reclassified from accumulated other comprehensive income (1)	140	—	140
Other comprehensive income (loss)	17	5	22
Balance as of December 31, 2023	$(426)	$5	$(421)
(1) The amounts were reported as part of the loss from the sale of our remaining interest in MLU B.V., which was recorded in other income (expense), net in our consolidated statement of operations during the year ended December 31, 2023. Refer to Note 4 - Equity Method Investments for further information.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Total
Balance as of December 31, 2023	$(426)	$5	$(421)
Other comprehensive income before reclassifications	(95)	(1)	(96)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Other comprehensive income (loss)	(95)	(1)	(96)
Balance as of December 31, 2024	$(521)	$4	$(517)
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Interest income	$139	$484	$721
Foreign currency exchange gains (losses), net	(147)	(182)	(391)
Gain on business divestitures, net (1)	14	204	—
Loss from sale of investments (2)	—	(74)	—
Unrealized gain (loss) on debt and equity securities, net (3)	(7,045)	1,610	1,832
Impairment of equity method investment (4)	(182)	—	—
Revaluation of MLU B.V. call option (5)	191	—	—
Acquisition termination fee (6)	—	—	(236)
Other, net	1	(198)	(77)
Other income (expense), net	$(7,029)	$1,844	$1,849
(1) During the year ended December 31, 2023, gain on business divestitures, net represented a $204 million gain on the sale of interest in Careem Technologies. Refer to Note 17 – Divestitures for further information.
(2) Refer to Note 4 - Equity Method Investments for further information.
(3) During the year ended December 31, 2022, unrealized gain (loss) on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $3.0 billion net unrealized loss on our Aurora investments, a $2.1 billion net unrealized loss on our Grab investment, a $1.0 billion net unrealized loss on our Didi investment, a $747 million change of fair value on our Zomato investment, as well as a $142 million net unrealized loss on our other investments in securities accounted for under the fair value option.
During the year ended December 31, 2023, unrealized gain (loss) on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $985 million net unrealized gain on our Aurora investment, a $443 million net unrealized gain on our Didi investment, a $84 million net unrealized gain on our Joby investment, and a $80 million net unrealized gain on our Grab investment.
During the year ended December 31, 2024, unrealized gain (loss) on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $723 million net unrealized gain on our Grab investment, a $629 million net unrealized gain on our Aurora investment, and a $357 million net unrealized gain on our Didi investment. Refer to Note 3 – Investments and Fair Value Measurement for further information.
(4) During the year ended December 31, 2022, impairment of equity method investment represents a $182 million impairment loss recorded on our MLU B.V. equity method investment. Refer to Note 4 – Equity Method Investments for further information.
(5) During the year ended December 31, 2022, revaluation of MLU B.V. call option represents a $191 million net gain for the change in fair value of the call option granted to Yandex. Refer to Note 4 – Equity Method Investments for further information.
(6) Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies for further information on Foodpanda Taiwan.

Note 10 – Stockholders' Equity
Common Stock
As of December 31, 2024, we have the authority to issue 5.0 billion shares of common stock with a par value of $0.00001 per share. Holders of common stock are entitled to dividends when and if declared by the board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2024, no dividends have been declared and there were 2.1 billion shares of common stock issued and outstanding.
Preferred Stock
Our board of directors has the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of December 31, 2023 and 2024, there was no preferred stock issued and outstanding.
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
The number of shares of our common stock available for issuance under the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029 by the lesser of (a) 5% of the total number of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) such number of shares determined by our board of directors. Pursuant to the automatic increase feature of the 2019 Plan, our board of directors approved an increase of 105 million shares reserved for issuance effective January 1, 2025, for a total of 545 million shares reserved.
Stock Option and SAR Activity
A summary of stock option and SAR activity for the year ended December 31, 2024 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2023	123	12,641	$20.03	2.79	$535
Granted	—	3,009	$62.72
Exercised	(90)	(7,909)	$16.90
Canceled and forfeited	—	(543)	$32.19
As of December 31, 2024	33	7,198	$40.16	4.90	$153
Exercisable as of December 31, 2024	33	3,484	$22.03	3.16	$135
The total intrinsic value of stock options and SARs exercised for the years ended December 31, 2022, 2023 and 2024, was $101 million, $319 million, and $433 million respectively.

RSU Activity
The following table summarizes the activity related to our RSUs for the year ended December 31, 2024 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	90,827	$34.49
Granted	28,750	$74.87
Vested	(43,285)	$38.76
Canceled and forfeited	(10,090)	$40.89
Unvested and outstanding as of December 31, 2024	66,202	$48.49
The total fair value of RSUs vested for the years ended December 31, 2022, 2023 and 2024 was $1.8 billion, $1.7 billion, and $1.7 billion, respectively.
Restricted Common Stock
We have granted restricted common stock to certain continuing employees, primarily in connection with acquisitions. Vesting of this stock may be dependent on a combination of service and performance conditions that become satisfied upon the occurrence of a qualifying event. We have the right to repurchase shares for which the vesting conditions are not satisfied. During 2024, activity related to Uber’s restricted common stock was not material.
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the years ended December 31, 2022, 2023 and 2024 (in millions):

	Year Ended December 31,
	2022	2023	2024
Operations and support	$154	$184	$218
Sales and marketing	102	96	91
Research and development	1,060	1,215	1,104
General and administrative	477	440	383
Total	$1,793	$1,935	$1,796
During the years ended December 31, 2022, 2023 and 2024, we modified the terms of stock-based awards for certain employees upon their termination or change in employment status. Incremental stock-based compensation cost in relation to the modification of stock-based awards was not material for the years ended December 31, 2022, 2023 and 2024.
As of December 31, 2024, there was $3.1 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.58 years. Stock-based compensation expense capitalized as internally developed software costs were not material for the years ended December 31, 2022, 2023 and 2024.
Our income tax benefits recognized in the consolidated statements of operations from stock-based compensation arrangements were not material while we were under full valuation allowance on our U.S. deferred tax assets during the years ended December 31, 2022 and 2023. With the release of the valuation allowance associated with our U.S. federal and certain state deferred tax assets in 2024, income tax benefits recognized in the consolidated statement of operations from stock-based compensation expense were $381 million during the year ended December 31, 2024.
During 2022, 2023 and 2024, warrants vested to non-employee service providers and others were not material and no warrants were granted.
The weighted-average grant-date fair values of stock options and SARs granted to employees in the years ended December 31, 2022, 2023 and 2024 were $13.58, $16.63 and $25.97 per share, respectively. During 2022, 2023 and 2024, stock options and SARs granted were not material.
Performance awards with market-based targets granted in the years ended December 31, 2022, 2023 and 2024 were not material.
2019 Employee Stock Purchase Plan
The number of shares of Uber common stock available for issuance under the ESPP automatically increases on January 1 of each year, beginning in 2020 and continuing through 2029, by the lesser of (a) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) 25,000,000 shares. However, our board of directors or compensation committee may reduce the amount of the increase in any particular year. Pursuant to the automatic increase feature of the ESPP, effective January 1, 2025, a total of 118 million shares of common stock are reserved for issuance under the ESPP.
The stock-based compensation expense recognized for the ESPP was not material during the years ended December 31, 2022, 2023 and 2024. During the year ended December 31, 2024, we purchased 4 million shares of common stock under the ESPP at a weighted-average price of $39.95 per share. As of December 31, 2024, total unrecognized compensation cost related to the ESPP was $31 million, which will be amortized over a period of 0.66 years.
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
During the year ended December 31, 2024, we repurchased and subsequently retired 17.8 million shares of common stock for $1.2 billion, excluding broker commissions and fees. As of December 31, 2024, we had $5.8 billion available to repurchase shares pursuant to the Share Repurchase Program.
In January 2025, we announced that we entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution to repurchase $1.5 billion of our outstanding common stock as part of our previously announced Share Repurchase Program. The transactions under the ASR agreement were completed during the first quarter of 2025.
The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases. During the year ended December 31, 2024, the excise tax on net share repurchases was not material.

Note 11 – Income Taxes
The U.S. and foreign components of income (loss) before provision for (benefit from) income taxes for the years ended December 31, 2022, 2023 and 2024 are as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
U.S.	$(8,523)	$1,525	$3,455
Foreign	(903)	796	670
Income (loss) before income taxes and income (loss) from equity method investments	$(9,426)	$2,321	$4,125
The components of the provision for (benefit from) income taxes for the years ended December 31, 2022, 2023 and 2024 are as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Current
Federal	$8	$1	$22
State	15	16	42
Foreign	237	170	205
Total current tax expense	260	187	269
Deferred
Federal	(251)	11	(5,154)
State	(92)	12	(857)
Foreign	(98)	3	(16)
Total deferred tax expense (benefit)	(441)	26	(6,027)
Total provision for (benefit from) income taxes	$(181)	$213	$(5,758)

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2022, 2023 and 2024:

	Year Ended December 31,
	2022	2023	2024
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax expense (1)	0.8	1.2	(19.8)
Foreign rate differential	2.0	(0.4)	(0.4)
Non-deductible expenses	(0.7)	(0.2)	2.2
Stock-based compensation	(1.4)	(1.9)	(5.2)
Federal research and development credits	0.6	(7.2)	(5.1)
Deferred tax on investments	(1.1)	(3.5)	—
Entity restructuring (2)	(12.7)	0.6	(0.5)
Change in unrecognized tax benefits	(8.9)	(6.8)	37.8
Valuation allowance (3)	1.1	(2.8)	(164.3)
US effects on foreign operations	0.6	4.1	(2.5)
Withholding taxes	(0.3)	9.5	(0.1)
Other interest	1.7	(4.1)	(2.8)
Other, net	(0.8)	(0.3)	0.1
Effective income tax rate	1.9%	9.2%	(139.6)%
(1) We consistently report the effects of the state valuation allowance on the state income tax expense line-item within our effective tax rate. In 2024, we released $1.2 billion of our valuation allowance on our U.S. state deferred tax assets, with the exception of our California R&D credits.
(2) In the fourth quarter of 2022, we transferred certain intangible assets among our wholly-owned subsidiaries to align our structure to our evolving operations. The transfer resulted in a net reduction in deferred tax assets of $1.7 billion; however, there was no financial statement expense recognized since the deferred tax asset was offset by a full valuation allowance.
(3) In 2024, we released $5.2 billion of our valuation allowance on our U.S. federal deferred tax assets. This is included on the change in valuation allowance line-item.

The components of deferred tax assets and liabilities as of December 31, 2023 and 2024 are as follows (in millions):

	As of December 31,
	2023	2024
Deferred tax assets
Net operating loss carryforwards	$6,164	$4,319
Research and development credits	1,275	1,539
Stock-based compensation	66	71
Accruals and reserves	440	730
Accrued legal	120	221
Fixed assets and intangible assets	4,135	3,500
Lease liability	436	391
Interest limitation carryforwards	876	760
Capitalized research expenses	771	1,317
Other	211	381
Total deferred tax assets	14,494	13,229
Less: Valuation allowance	(13,945)	(6,267)
Total deferred tax assets, net of valuation allowance	549	6,962
Deferred tax liabilities
Investments	114	515
ROU assets	301	270
Other	18	14
Total deferred tax liabilities	433	799
Net deferred tax assets (liabilities)	$116	$6,163
The income tax benefit was $5.8 billion for the year ended December 31, 2024, which includes a $6.4 billion benefit related to the release of our valuation allowance on the U.S. federal and state deferred tax assets, with the exception of our California R&D credits and other non-material deferred tax assets.
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.
As of December 31, 2024, we demonstrated sustained profitability in the U.S. based on U.S. pre-tax book income adjusted for permanent book-to-tax differences. Further, given our taxable income position for the annual period ended on December 31, 2024, we utilized more attributes than we generated, which reduces our U.S. federal and state net deferred tax assets. This information is both objective and verifiable; thereby, representing strong positive evidence that carries significant weight.
Based on all available positive and negative evidence, including the objective and verifiable positive evidence as described above and anticipated future earnings, we concluded it is more-likely-than-not that a majority of our U.S. federal and state deferred tax assets will be realizable. We continue to maintain a valuation allowance against the California R&D credits, as we believe it is not more-likely-than-not to be realized, as we expect R&D tax credit generation to exceed our ability to use these credits in future periods.
Furthermore, based on available evidence, we believe it is more-likely-than-not that the Netherlands’ net deferred tax assets will not be fully realizable. We will continue to maintain a valuation allowance against these net deferred tax assets. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction.
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
As of December 31, 2024, we had U.S. federal NOL carryforwards of $176 million that begin to expire in 2031 and $8.2 billion that have an unlimited carryover period. As of December 31, 2024, we had U.S. state NOL carryforwards of $7.5 billion that started expiring in 2024 and $1.6 billion that have an unlimited carryover period. As of December 31, 2024, we had foreign NOL carryforwards of $759 million that begin to expire in 2024 and $19.2 billion that have an unlimited carryover period.
As of December 31, 2024, we had U.S. federal research tax credit carryforwards of $1.2 billion that begin to expire in 2028. We had U.S. state research tax credit carryforwards of $798 million that have an unlimited carryover period.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through December 31, 2024. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
The following table reflects changes in gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2022	2023	2024
Unrecognized tax benefits at beginning of year	$2,657	$3,513	$3,345
Gross increases - current year tax positions	814	177	201
Gross increases - prior year tax positions (1)	93	42	1,437
Gross decreases - prior year tax positions	(51)	(315)	(37)
Gross decreases - settlements with tax authorities	—	—	(6)
Gross decreases - lapse of statute of limitations	—	(72)	(3)
Unrecognized tax benefits at end of year	$3,513	$3,345	$4,937
(1) In 2024, new information became available that required a remeasurement of a prior year transfer pricing tax position resulting in an overall reduction in our net deferred tax assets of $1.2 billion, which is fully offset by a change in the valuation allowance. This is reflected in the increases to prior year uncertain tax positions above.
As of December 31, 2024, approximately $421 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $4.5 billion of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. As of December 31, 2023 and 2024, the amount of interest and penalties accrued was $17 million and $17 million, respectively.
Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. An estimate of changes to unrecognized tax benefits recorded as of December 31, 2024, that are reasonably possible to occur within the next 12 months cannot be made.
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
As of December 31, 2024, the open tax years for our major tax jurisdictions are as follows:

Jurisdiction	Tax Years
U.S. Federal	2011 - 2024
U.S. States	2008 - 2024
Australia	2019 - 2024
Netherlands	2019 - 2024
United Kingdom	2022 - 2024
As of December 31, 2024, the amount of unrecognized deferred tax liability on the undistributed earnings from certain foreign subsidiaries that we intend to indefinitely reinvest is not material.
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Year Ended December 31,
	2022	2023	2024
Basic net income (loss) per share:
Numerator
Net income (loss) including non-controlling interests	$(9,138)	$2,156	$9,845
Net income (loss) attributable to non-controlling interests, net of tax	3	269	(11)
Net income (loss) attributable to common stockholders	$(9,141)	$1,887	$9,856
Denominator
Basic weighted-average common stock outstanding	1,972,131	2,035,651	2,094,602
Basic net income (loss) per share attributable to common stockholders (1)	$(4.64)	$0.93	$4.71
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(9,141)	$1,887	$9,856
Assumed net loss attributable to Uber Technologies, Inc. upon redemption of Freight Holding convertible common shares, non-controlling interest	(41)	(62)	(49)
Interest expense, amortization of debt discount and issuance costs of 2025 Convertible Notes	—	2	—
Diluted net income (loss) attributable to common stockholders	$(9,182)	$1,827	$9,807
Denominator
Number of shares used in basic net income (loss) per share computation	1,972,131	2,035,651	2,094,602
Weighted-average effect of potentially dilutive securities:
Stock options	—	9,989	4,987
RSUs	—	25,671	35,936
Assumed common shares issued from outstanding RSAs	—	139	37
Warrants	—	73	73
Common shares issued for ESPP	—	627	512
Assumed redemption of Freight Holding convertible common shares, non-controlling interest	2,797	4,301	1,701
Assumed redemption of Freight Series A contingently redeemable preferred stock, non-controlling interest	—	—	10,339
2025 Convertible Notes	—	12,784	—
Careem Notes	—	2,547	2,321
Diluted weighted-average common stock outstanding	1,974,928	2,091,782	2,150,508
Diluted net income (loss) per share attributable to common stockholders (1)	$(4.65)	$0.87	$4.56
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

	Year Ended December 31,
	2022	2023	2024
Freight Series A contingently redeemable preferred stock	30,458	13,430	—
Convertible notes	18,250	—	—
RSUs	98,167	4,534	18,603
Stock options	20,039	207	3,009
Common stock subject to repurchase	2,606	—	—
Shares committed under ESPP	3,878	867	—
Warrants to purchase common stock	73	—	—
Total	173,471	19,038	21,612
Note 13 – Segment Information and Geographic Information
We determine our operating segments based on how the CODM, our Chief Executive Officer, manages the business, allocates resources, makes operating decisions and evaluates operating performance.
As of December 31, 2024, our three operating and reportable segments are as follows:

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
Our segment operating performance measure is segment Adjusted EBITDA. The CODM uses segment Adjusted EBITDA to evaluate segment operating performance, generate future operating plans, and make strategic decisions. The CODM does not evaluate operating segments using asset information and, accordingly, we do not report asset information by segment. Segment Adjusted EBITDA excludes non-cash items or items that management does not believe are reflective of our ongoing core operations (as shown in the table below).

The following table provides information about our segments and a reconciliation to income (loss) before income taxes and income (loss) from equity method investments (in millions):

	Year Ended December 31, 2022
	Mobility	Delivery	Freight	Total
Revenue	$14,029	$10,901	$6,947	$31,877
Platform Participant direct transaction costs (1)	(3,090)	(4,788)	(6,300)	(14,178)
Other (2)	(7,640)	(5,562)	(647)	(13,849)
Segment Adjusted EBITDA	$3,299	$551	$—	3,850
Reconciling items:
Corporate G&A and Platform R&D (3)				(2,137)
Depreciation and amortization				(947)
Stock-based compensation expense				(1,793)
Legal, tax, and regulatory reserve changes and settlements (4)				(732)
Goodwill and asset impairments/loss on sale of assets				(25)
Acquisition, financing and divestitures related expenses				(46)
Accelerated lease costs related to cease-use of ROU assets				(6)
COVID-19 response initiatives				(1)
Loss on lease arrangement, net				(7)
Restructuring and related charges				(2)
Mass arbitration fees, net				14
Income from operations				(1,832)
Interest expense				(565)
Other income (expense), net				(7,029)
Income (loss) before income taxes and income (loss) from equity method investments				$(9,426)

	Year Ended December 31, 2023
	Mobility	Delivery	Freight	Total
Revenue	$19,832	$12,204	$5,245	$37,281
Platform Participant direct transaction costs (1)	(5,130)	(5,329)	(4,714)	(15,173)
Other (2)	(9,739)	(5,369)	(595)	(15,703)
Segment Adjusted EBITDA	$4,963	$1,506	$(64)	6,405
Reconciling items:
Corporate G&A and Platform R&D (3)				(2,353)
Depreciation and amortization				(823)
Stock-based compensation expense				(1,935)
Legal, tax, and regulatory reserve changes and settlements (4)				(9)
Goodwill and asset impairments/loss on sale of assets				(84)
Acquisition, financing and divestitures related expenses				(36)
Loss on lease arrangement, net				(4)
Restructuring and related charges				(51)
Income from operations				1,110
Interest expense				(633)
Other income (expense), net				1,844
Income (loss) before income taxes and income (loss) from equity method investments				$2,321

	Year Ended December 31, 2024
	Mobility	Delivery	Freight	Total
Revenue	$25,087	$13,750	$5,141	$43,978
Platform Participant direct transaction costs (1)	(6,884)	(5,591)	(4,652)	(17,127)
Other (2)	(11,706)	(5,688)	(563)	(17,957)
Segment Adjusted EBITDA	$6,497	$2,471	$(74)	8,894
Reconciling items:
Corporate G&A and Platform R&D (3)				(2,410)
Depreciation and amortization				(711)
Stock-based compensation expense				(1,796)
Legal, tax, and regulatory reserve changes and settlements (4)				(1,123)
Goodwill and asset impairments/loss on sale of assets				(3)
Acquisition, financing and divestitures related expenses				(25)
Loss on lease arrangement, net				(2)
Restructuring and related charges				(25)
Income from operations				2,799
Interest expense				(523)
Other income (expense), net				1,849
Income (loss) before income taxes and income (loss) from equity method investments				$4,125
(1) Platform Participant direct transaction costs primarily consist of (i) costs paid directly to Platform Earners on our platform recorded in cost of revenue, excluding depreciation and amortization; and (ii) incentives to end-users recorded in sales and marketing.
(2) Other primarily consists of non-Platform Participant costs, including: (i) trip insurance, payment card fees and bank fees, customer support and technology costs; and (ii) other operating costs, primarily related to employee headcount costs (excluding stock-based compensation), external contractor expenses and brand marketing as well as (iii) costs related to bringing new Platform Earners and new Platform end-users to the Platform recorded in costs and expenses.
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
(4) Legal, tax, and regulatory reserve changes and settlements are primarily related to certain significant legal proceedings or governmental investigations related to worker classification definitions, or tax agencies challenging our non-income tax positions. These matters have limited precedent, cover extended historical periods and are unpredictable in both magnitude and timing, therefore are distinct from normal, recurring legal, tax and regulatory matters and related expenses incurred in our ongoing operating performance.
Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal delivered. Long-lived assets, net includes property and equipment, net and operating lease right-of-use assets as well as the same asset class included within assets held for sale on the consolidated balance sheets. The following tables set forth revenue and long-lived assets, net by geographic area as of and for the years ended December 31, 2022, 2023 and 2024 (in millions):

	Year Ended December 31,
	2022	2023	2024
United States	$17,953	$18,620	$21,429
United Kingdom (1)	4,215	6,522	8,373
All other countries	9,709	12,139	14,176
Total Revenue	$31,877	$37,281	$43,978
(1) In 2022, we modified our arrangements in certain markets and, as a result, present the respective Mobility and Delivery revenue on a gross basis. Payments to Drivers and Couriers are recognized in cost of revenue, exclusive of depreciation and amortization.

	As of December 31,
	2023	2024
United States	$2,980	$2,757
All other countries	334	353
Total long-lived assets, net	$3,314	$3,110
Revenue grouped by offerings and geographical region is included in Note 2 – Revenue.
Note 14 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2023 and 2024, we had recorded aggregate liabilities of $1.0 billion and $1.5 billion, respectively, of which $336 million and $221 million, respectively, relate to non-income tax matters in accrued and other current liabilities on the consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. The parties petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. The case had been stayed pending appeal of the denial of a motion to compel arbitration, however the California Supreme Court denied review on January 17, 2024, and the case was remitted back to the Superior Court on January 29, 2024 for further proceedings. On July 2, 2024, the Superior Court lifted the stay. We intend to continue to vigorously defend ourselves. The ultimate resolution of these matters is uncertain and the amount accrued is recorded within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2024.
Massachusetts Attorney General Lawsuit
On July 9, 2020, the Massachusetts Attorney General filed a complaint in Suffolk County Superior Court against Uber and Lyft. The complaint alleges Drivers are employees, and are entitled to protections under the wage and labor laws. On June 27, 2024, the parties reached an agreement to resolve the matter, and the case was dismissed the same day. In October 2024, we paid into a settlement fund and resolved the matter.
Swiss Social Security Rulings
Several Swiss administrative bodies have issued decisions in which they classify Drivers or Couriers as employees of Uber for social security or labor purposes. We are challenging each of them before the Social Security and Administrative Tribunals.
On March 21, 2023, the Federal Tribunal ruled that Drivers who have used the Uber App in 2014 qualify as employees for social security purposes. The litigations with regards to the social security contributions are still pending for years 2014 to 2021. In October 2024, the Social Security authority decided that the changes to our 2023 model are not sufficient to classify drivers as independent contractors. We have filed an appeal against this decision.
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
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2024.
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
The NJ DOL has initiated an audit for the period of 2019 through the second quarter of 2023. The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2024.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period. In 2022, we received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for the years 2018 - 2020 covering couriers who used the Postmates platform and received an assessment in June 2023. We are in the process of appealing the assessment. The ultimate resolution of the matter is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2024.
Other Matters
IPO Securities Litigation
Beginning in September 2019, putative class actions were filed in California state and federal courts against us, our directors, certain of our officers, and the underwriters named in our IPO registration statement, alleging violations of securities laws in connection with our May 2019 IPO. Following dismissal of certain matters, the remaining actions were consolidated in the Northern District of California, which granted Plaintiffs’ motion for class certification in July 2022. On April 24, 2024, the parties informed the court that they were negotiating a settlement agreement, and the court stayed the litigation. On July 19, 2024, the parties executed and publicly filed a settlement agreement. On August 9, 2024, the court granted preliminary approval of the settlement. On December 4, 2024, the court granted final approval and the matter was resolved. The settlement has been fully paid. Separately, a shareholder filed a follow-on derivative action on behalf of the Company, against the same officers and directors, and that matter has been stayed since February 2021, with a status conference scheduled for March 13, 2025.
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
As of December 31, 2024, we have received multiple assessments from the HMRC disputing our application of VAT Order 1987 for the period of March 2022 to June 2024, totaling approximately $1.6 billion (£1.3 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
The payments made in 2023 and 2024 are recorded as a receivable in other assets on our consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to this matter and will be required to pay the assessments in order to continue with the appeals process. Any payments are expected to decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal.
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
In December 2024, due to the absence of an appeal from the National Treasury, a formal document was issued confirming the closure of the case in the Company’s favor. As a result, the case has been archived and closed.
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
We have been and expect to continue to be subject to personal injury claims for compensation based on traffic accidents, deaths, injuries, or other incidents that are caused by Drivers, consumers, or third parties while using our platform, or even when Drivers, consumers, or third parties are not actively using our platform. Various plaintiffs have also coordinated and may in the future attempt to coordinate individual injury claims in various jurisdictions. We use a combination of third-party insurance and self-insurance mechanisms to provide for personal injury risks. Our insurance reserves include unpaid losses and loss adjustment expenses related to these claims.
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
Total assets included on the consolidated balance sheets for our consolidated VIEs as of December 31, 2023 and 2024 were $3.5 billion and $3.4 billion, respectively. Total liabilities included on the consolidated balance sheets for these VIEs as of December 31, 2023 and 2024 were $755 million and $724 million, respectively.
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

In November 2021, Freight Holding entered into a series A-1 stock purchase agreement (“2021 Series A-1 Preferred Stock Purchase Agreement”) with outside investors (“Freight Series A-1 Investors”) to sell shares of Series A-1 convertible preferred stock of Freight Holding (“Freight Series A-1”). Neither the Freight Series A nor Freight Series A-1 investments changed the conclusion that Freight Holding is a consolidated VIE. As of December 31, 2023 and 2024, we continue to own the majority of the issued and outstanding capital stock of Freight Holding and report a non-controlling interest as further described in Note 16 – Non-Controlling Interests.
In February 2023, Freight Holding entered into a $300 million senior secured asset-based revolving credit facility guaranteed by the assets of Freight Holding. As of December 31, 2023, there was no balance outstanding on Freight Holding’s revolving credit facility. In November 2024, Freight Holding terminated the revolving credit facility.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. We are exposed to these unconsolidated VIEs’ economic risks and rewards through the related carrying amount of assets and liabilities and any financial guarantees, which represent variable interests. Our carrying amounts of both assets and liabilities recognized on the consolidated balance sheets related to unconsolidated VIEs noted below were $575 million and $577 million as of December 31, 2023 and 2024, respectively. As of December 31, 2023 and 2024, our maximum exposure to loss was $686 million and $691 million, respectively. Our maximum exposure to loss includes the carrying amounts of assets and liabilities recognized on our consolidated balance sheet related to the unconsolidated VIEs noted below as well as an immaterial financial guarantee.
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
Moove
On February 12, 2021 (the “Moove Closing Date”), we entered into and completed a series of agreements with Garment Investments S.L. dba Moove (“Moove”), a vehicle fleet operator in Spain, including (i) an equity investment, through preferred shares, in which Uber acquired a 30% minority interest in Moove from its current shareholders at closing and up to approximately $185 million contingent on future performance of Moove and certain other conditions through the eighth anniversary of the agreement, (ii) a term loan of $213 million to Moove, due February 2026, and (iii) a commercial partnership agreement. Also included in the agreements is an option for us to purchase common stock of Moove at fair value, beginning two years after the Moove Closing Date. As of December 31, 2024, we have not exercised this option. After this series of agreements, Moove is considered a related party.
In February 2023, we entered into a settlement and amendment agreement (“Moove Settlement”) with Moove, a related party, to settle certain contingent considerations agreements. As a result of the Moove Settlement, we made an immaterial payment to Moove. As of December 31, 2023, the remaining contingent liability was recorded within accrued and other current liabilities on our consolidated balance sheet and was not material. The contingent liability was paid in January 2024.
Our equity investment in Moove, through preferred shares, is accounted for as an investment in non-marketable equity securities included in investments on our consolidated balance sheets. The term loan, of $288 million as of December 31, 2024, is accounted for as a loan receivable, carried at amortized cost, and included in other assets on our consolidated balance sheet. Refer to Note 3 – Investments and Fair Value Measurement, Assets Measured at Fair Value on a Non-Recurring Basis, for additional information regarding our non-marketable equity securities.
Note 16 – Non-Controlling Interests
We have consolidated subsidiaries that have issued common stock and preferred stock or preferred units to third party investors, representing non-controlling interests. As of December 31, 2023 and 2024, the carrying value of non-controlling interests represented by subsidiaries’ preferred units and preferred stock were $1.6 billion and $820 million, respectively.
Freight Holding
As of December 31, 2023 and 2024, we owned 74% and 84%, respectively, of our subsidiary Freight Holding capital stock, or 72% and 80%, respectively, on a fully-diluted basis. The minority stockholders of Freight Holding include, among others: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) current and former employees who hold fully vested shares.
As of December 31, 2023, a total number of 356.7 million shares of Freight Holding were reserved, of which 273.8 million shares were available for grant and issuance.

As of December 31, 2024, a total number of 356.7 million shares of Freight Holding were reserved, of which 225.4 million shares were available for grant and issuance.
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
As of December 31, 2023 and 2024, the minority common stockholders ownership in Freight Holding is classified as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in our control. In the third quarter of 2024, the redeemable non-controlling interest related to these certain minority common stockholders of Freight Holding was deemed probable of becoming redeemable and re-measured to its estimated redemption value with an adjustment of $338 million. This redeemable non-controlling interest is re-measured to its estimated redemption value each reporting period.
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
In August 2022, the second closing occurred pursuant to the Freight Series A Preferred Stock Purchase Agreement and the 2020 Freight Series A Investor invested an additional $250 million in exchange for 124.7 million shares of Freight Series A preferred stock. Prior to their redemption in October 2024, the 2020 Freight Series A Investor was considered a related party to Freight Holding.
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
On October 6, 2023, the 2020 Freight Series A Investor exercised their right to require that either Freight Holding conduct an IPO or we redeem them at the Freight Series A Liquidation Preference, described above.
As of December 31, 2023, the Freight Series A preferred stock held by the 2020 Freight Series A Investor is classified as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in our control. Given the 2020 Freight Series A Investor exercised their right during the fourth quarter of 2023, this redeemable non-controlling interest was deemed probable of redemption. Based on the Freight Series A Liquidation Preference, this redeemable non-controlling interest was re-measured to its full estimated redemption value with an adjustment of $286 million. Upon the redemption date in October 2024, we repurchased the 2020 Freight Series A Investor’s Freight Series A preferred stock in cash for $851 million.

In July 2021, we entered into a Series A preferred stock purchase agreement and sold shares of Freight Holding's Series A Preferred Stock to The Public Investment Fund, which is an investor in Uber, representing 4% ownership interest on a fully diluted basis at the time of the sale. As of December 31, 2023 and 2024, the Freight Series A preferred stock held by the Public Investment Fund were classified as non-redeemable non-controlling interests as these shares of preferred stock are not subject to any mandatory redemption rights or redemption rights that are outside our control.
Freight Series A-1 Preferred Stock
In November 2021, Freight Holding entered into a 2021 Series A-1 Preferred Stock Purchase Agreement with Freight Series A-1 Investors. Pursuant to the 2021 Series A-1 Preferred Stock Purchase Agreement, the Freight Series A-1 Investors agreed to invest an aggregate of $550 million in Freight Holding in exchange for Freight Series A-1 preferred stock.
Freight Series A-1 Investors have basic rights and preferences which primarily include: one vote per share; conversion rights to common shares; 6% cumulative dividend preference and liquidation preference (a 1.0x liquidation preference of original issuance price plus cumulative unpaid dividends). The accruing dividends are compounding annually, and are only payable when dividends are declared by Freight Holding’s Board. The dividend, along with any attributed prorated share of Freight Holding’s net income (if applicable), are included in net income (loss) attributable to non-controlling interests, net of tax in our consolidated statements of operations. As of December 31, 2023 and 2024, the Freight Series A-1 preferred stock held by the Freight Series A-1 Investors were classified as non-redeemable non-controlling interests as these shares of preferred stock are not subject to any mandatory redemption rights or redemption rights that are outside our control.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within thirty days.
As of December 31, 2023 and 2024, the liability related to Freight Holding’s supplier financing program are included within accounts payable on the consolidated balance sheets. A rollforward of Freight Holding obligations confirmed and paid during the year is presented below (in millions):

Year Ended December 31, 2024
Confirmed obligations outstanding balance at the beginning of the year	$125
Invoices confirmed during the year	1,838
Confirmed invoices paid during the year	(1,863)
Confirmed obligations outstanding at the end of the year	$100
Note 17 – Divestitures
Divestiture of Careem Technologies
In December 2023, we divested Careem’s non-ridesharing business and completed the agreement with e& whereby e& contributed $400 million to Careem Technologies in exchange for a majority equity interest. Refer to Note 4 - Equity Method Investments for further information.
The following table presents the gain on sale of the interest in Careem Technologies. The gain associated with the divestiture was included in other income (expense), net in the consolidated statement of operations (in millions):

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

Schedule II - Valuation and Qualifying Accounts
The table below details the activity of the allowance for doubtful accounts, deferred tax asset valuation allowance, and insurance reserves (in millions):

	Balance at Beginning of Period	Additions (1), (2)	Deductions (2)	Other (4)	Balance at End of Period
Year Ended December 31, 2022
Allowance for doubtful accounts	$51	$286	$(257)	$—	$80
Deferred tax asset valuation allowance	$13,920	$2,204	$(2,153)	$—	$13,971
Insurance reserves (4)	$4,028	$2,128	$(1,396)	$(6)	$4,754
Year Ended December 31, 2023
Allowance for doubtful accounts	$80	$245	$(234)	$—	$91
Deferred tax assets valuation allowance	$13,971	$81	$(107)	$—	$13,945
Insurance reserves (3), (4)	$4,754	$3,544	$(1,526)	$214	$6,986
Year Ended December 31, 2024
Allowance for doubtful accounts	$91	$252	$(248)	$—	$95
Deferred tax assets valuation allowance	$13,945	$241	$(7,919)	$—	$6,267
Insurance reserves (3), (4)	$6,986	$4,489	$(1,696)	$17	$9,796
(1) Additions to insurance reserves include $152 million, $158 million and $(78) million for the years ended December 31, 2022, 2023 and 2024 respectively, for changes in estimates resulting from new developments in prior period claims.
(2) For the year ended December 31, 2022, the increase in the valuation allowance was primarily attributable to an increase in deferred tax assets resulting from the loss from operations, offset by the deferred tax impact from the transfer of certain intangible assets among our wholly-owned subsidiaries.
For the year ended December 31, 2024, the decrease in the valuation allowance was primarily attributable to the release of the valuation allowance of certain U.S. federal and state deferred tax assets.
(3) $248 million and $264 million of the insurance reserve is covered by third-party insurance and is included as a component of prepaid expenses and other current assets and other assets as of December 31, 2023 and 2024, respectively.
(4) Other represents the change in the insurance reserve for which there is a corresponding insurance recoverable.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. In addition, PricewaterhouseCoopers LLP, our independent registered public accounting firm, provided an attestation report on our internal control over financial reporting as of December 31, 2024. You can find the full text of PricewaterhouseCoopers LLP attestation report in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On November 7, 2024, Dara Khosrowshahi, Chief Executive Officer, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Khosrowshahi’s plan provides for the potential sale of up to 350,000 shares of Uber common stock between February 6, 2025 and March 1, 2026.
On December 17, 2024, Prashanth Mahendra-Rajah, Chief Financial Officer, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Mahendra-Rajah’s plan provides for the potential sale of up to 11,000 shares of Uber common stock between March 17, 2025 and March 16, 2026.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company applicable to the Company. A copy of the Company’s insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
The remaining information required by this item is set forth under the headers “Proposal 1- Election of Directors,” “Executive Officers,” “Corporate Governance” and “Other Governance Matters” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (“2025 Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is included under the headers “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the headers “Executive Officers-Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the headers “Corporate Governance-Certain Relationships and Related Person Transactions” and “Corporate Governance-Director Independence Determination” in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the header “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		10-Q	001-38902	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.		10-K	001-38902	3.2	February 15, 2024
4.1	Description of Common Stock.		10-K	001-38902	4.1	March 2, 2020
4.2	Form of common stock certificate of the Registrant.		S-1/A	333-230812	4.1	April 26, 2019
4.3	Indenture, dated as of September 17, 2019, by and between the Registrant, Rasier, LLC and U.S. Bank National Association as Trustee.		8-K	001-38902	4.1	September 17, 2019
4.4	Form of Global Note, representing the Registrant’s 7.500% Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	September 17, 2019
4.5	Supplemental Indenture, dated June 2, 2023, among the Registrant, Uber International Holding Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the Registrant’s 7.50% Senior Notes due 2027.		10-Q	001-38902	4.4	August 2, 2023
4.6	Form of Unsecured Convertible Note.		10-Q	001-38902	4.1	May 8, 2020
4.7	Indenture, dated as of May 15, 2020, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	May 15, 2020
4.8	Indenture, dated as of September 16, 2020, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	September 16, 2020
4.9	Form of Global Note, representing the Registrant’s 6.250% Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	September 16, 2020
4.10	Supplemental Indenture, dated June 2, 2023, among the Registrant, Uber International Holding Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the Registrant’s 6.25% Senior Notes due 2028.		10-Q	001-38902	4.5	August 2, 2023
4.11	Indenture, dated as of December 11, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	December 11, 2020
4.12	Form of Global Note, representing the Registrant’s 0% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	December 11, 2020
4.13	Indenture, dated as of August 12, 2021, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	August 12, 2021
4.14	Form of Global Note, representing the Registrant’s 4.50% Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	August 12, 2021
4.15	Supplemental Indenture, dated June 2, 2023, among the Registrant, Uber International Holding Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the Registrant’s 4.50% Senior Notes due 2029.		10-Q	001-38902	4.6	August 2, 2023
4.16	Indenture, dated as of November 24, 2023, by and between the Registrant and U.S. Bank Trust Company National Association, as Trustee.		8-K	001-38902	4.1	November 24, 2023
4.17	Form of Global Note, representing the Registrant’s 0.875% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	November 24, 2023

4.18	First Supplemental Indenture, dated as of November 24, 2023, by and between the Registrant and U.S. Bank Trust Company National Association, as trustee.	8-K	001-38902	4.3	November 24, 2023
4.19	Indenture, dated September 9, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association.	8-K	001-38902	4.1	September 9, 2024
4.20	First Supplemental Indenture, dated September 9, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association.	8-K	001-38902	4.2	September 9, 2024
4.21	Form of Notes (included in Exhibit 4.2 above).	8-K	001-38902	4.3	September 9, 2024
10.1	Amended and Restated 2010 Stock Plan and related forms of award agreements.	S-1	333-230812	10.1	April 11, 2019
10.2	Amended and Restated 2013 Equity Incentive Plan and related forms of award agreements.	S-1/A	333-230812	10.2	April 26, 2019
10.3	2019 Equity Incentive Plan and related forms of award agreements.	S-1	333-230812	10.3	April 11, 2019
10.4	2019 Employee Stock Purchase Plan.	S-1	333-230812	10.4	April 11, 2019
10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-230812	10.5	April 11, 2019
10.6	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers, effective as of November 2023.	10-K	001-38902	10.6	February 15, 2024
10.7	2019 Executive Severance Plan.	S-1	333-230812	10.6	April 11, 2019
10.8	Amended and Restated 2019 Executive Severance Plan.	8-K	001-38902	10.2	June 30, 2023
10.9	Executive Bonus Plan.	S-1	333-230812	10.7	April 11, 2019
10.10	Director Compensation Policy and Stock Ownership Guidelines.	10-Q	001-38902	10.2	August 4, 2022
10.11	RSU Conversion and Deferral Program for Directors.	10-Q	001-38902	10.1	May 5, 2022
10.12	Form of Capped Call Confirmation between the Registrant and each option counterparty.	8-K	001-38902	10.1	November 24, 2023
10.13	Credit Agreement, dated as of September 26, 2024, by and among the Registrant, as the borrower, the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent.	8-K	001-38902	10.1	September 27, 2024
10.14+	Google Maps Master Agreement, by and between the Registrant and Google LLC, dated July 13, 2020.	10-Q	001-38902	10.1	November 6, 2020
10.15+	Amendment to the Google Maps Master Agreement - Platform Rides and Deliveries Solution Service Schedule, by and between the Registrant and Google LLC, dated February 9, 2022.	10-Q	001-38902	10.2	May 5, 2022
10.16+	Second Amendment to the Google Maps Master Agreement - Platform Rides and Deliveries Solution Service Schedule, dated June 15, 2023, among Google LLC and the Registrant.	10-Q	001-38902	10.1	August 2, 2023
10.17+	Third Amendment to the Google Maps Master Agreement - Platform Rides and Deliveries Solution Service Schedule, dated April 22, 2024, among Google LLC and the Registrant.	10-Q	001-38902	10.1	August 6, 2024
10.18	Employment Agreement, by and between the Registrant and Dara Khosrowshahi, dated June 28, 2023.	8-K	001-38902	10.3	June 30, 2023
10.19	Employment Agreement, by and between the Registrant and Nikki Krishnamurthy, dated April 9, 2019.	S-1	333-230812	10.32	April 11, 2019
10.20	Addendum to Employment Agreement, by and between the Registrant and Nikki Krishnamurthy, dated December 18, 2020.	10-K	001-38902	10.29	March 1, 2021
10.21‡	Form of employment agreement between the Registrant and its executive officers.	10-Q	001-38902	10.2	November 6, 2020

19.1+	Insider Trading Policy.	X
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	X
24.1	Power of Attorney (contained on signature page hereto).	X
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
X
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Clawback Policy.		8-K	001-38902	10.1	June 30, 2023
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

UBER TECHNOLOGIES, INC.

Date: February 14, 2025	By: /s/ Dara Khosrowshahi
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

Signature	Title	Date

/s/ Dara Khosrowshahi	Chief Executive Officer and Director	February 14, 2025
Dara Khosrowshahi	(Principal Executive Officer)

/s/ Prashanth Mahendra-Rajah	Chief Financial Officer	February 14, 2025
Prashanth Mahendra-Rajah	(Principal Financial Officer)

/s/ Glen Ceremony	Chief Accounting Officer and Global Corporate Controller	February 14, 2025
Glen Ceremony	(Principal Accounting Officer)

/s/ Ronald Sugar	Chairperson of the Board of Directors	February 14, 2025
Ronald Sugar

/s/ Revathi Advaithi	Director	February 14, 2025
Revathi Advaithi

/s/ Turqi Alnowaiser	Director	February 14, 2025
Turqi Alnowaiser

/s/ Ursula Burns	Director	February 14, 2025
Ursula Burns

/s/ Robert Eckert	Director	February 14, 2025
Robert Eckert

/s/ Amanda Ginsberg	Director	February 14, 2025
Amanda Ginsberg

/s/ Wan Ling Martello	Director	February 14, 2025
Wan Ling Martello

/s/ John Thain	Director	February 14, 2025
John Thain

/s/ David Trujillo	Director	February 14, 2025
David Trujillo

/s/ Alexander Wynaendts	Director	February 14, 2025
Alexander Wynaendts