Form 10-Q
period 2025-03-31
Uber Technologies, Inc
filed 2025-05-07
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of May 5, 2025 was 2,091,168,098.

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
•our expectations regarding our competitors’ use of incentives and promotions and the effects of such incentives and promotions on our growth and results of operations;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2024	As of March 31, 2025
Assets
Cash and cash equivalents	$5,893	$5,132
Short-term investments	1,084	894
Restricted cash and cash equivalents	545	1,253
Accounts receivable, net of allowance of $95 and $87, respectively	3,333	3,489
Prepaid expenses and other current assets	1,390	1,582
Total current assets	12,245	12,350
Restricted cash and cash equivalents	2,172	2,215
Restricted investments	7,019	7,371
Investments	8,460	8,746
Equity method investments	302	338
Property and equipment, net	1,952	1,941
Operating lease right-of-use assets	1,158	1,162
Intangible assets, net	1,125	1,065
Goodwill	8,066	8,069
Deferred tax assets	6,171	6,592
Other assets	2,574	2,973
Total assets	$51,244	$52,822
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$858	$873
Short-term insurance reserves	2,754	2,873
Operating lease liabilities, current	175	177
Accrued and other current liabilities	7,689	8,190
Total current liabilities	11,476	12,113
Long-term insurance reserves	7,042	7,599
Long-term debt, net of current portion	8,347	8,350
Operating lease liabilities, non-current	1,454	1,447
Other long-term liabilities	449	408
Total liabilities	28,768	29,917
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	93	93
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,107,953 and 2,091,856 shares issued and outstanding, respectively	—	—
Additional paid-in capital	42,801	41,406
Accumulated other comprehensive loss	(517)	(485)
Accumulated deficit	(20,726)	(18,946)
Total Uber Technologies, Inc. stockholders' equity	21,558	21,975
Non-redeemable non-controlling interests	825	837
Total equity	22,383	22,812
Total liabilities, redeemable non-controlling interests and equity	$51,244	$52,822
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2025
Revenue	$10,131	$11,533
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	6,168	6,937
Operations and support	685	668
Sales and marketing	917	1,057
Research and development	790	815
General and administrative	1,209	657
Depreciation and amortization	190	171
Total costs and expenses	9,959	10,305
Income from operations	172	1,228
Interest expense	(124)	(105)
Other income (expense), net	(678)	262
Income (loss) before income taxes and loss from equity method investments	(630)	1,385
Provision for (benefit from) income taxes	29	(402)
Loss from equity method investments	(4)	(13)
Net income (loss) including non-controlling interests	(663)	1,774
Less: net loss attributable to non-controlling interests, net of tax	(9)	(2)
Net income (loss) attributable to Uber Technologies, Inc.	$(654)	$1,776
Net income (loss) per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$(0.31)	$0.85
Diluted	$(0.32)	$0.83
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	2,078,467	2,092,464
Diluted	2,080,168	2,122,618
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2025
Net income (loss) including non-controlling interests	$(663)	$1,774
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(8)	31
Change in unrealized gain (loss) on investments in available-for-sale debt securities	(8)	1
Other comprehensive income (loss), net of tax	(16)	32
Comprehensive income (loss) including non-controlling interests	(679)	1,806
Less: comprehensive income (loss) attributable to non-controlling interests	(9)	(2)
Comprehensive income (loss) attributable to Uber Technologies, Inc.	$(670)	$1,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2023	$654	2,071,144	$—	$42,264	$(421)	$(30,594)	$779	$12,028
Exercise of stock options	—	2,421	—	18	—	—	—	18
Stock-based compensation	—	—	—	493	—	—	—	493
Issuance of common stock for settlement of RSUs	—	13,160	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(478)	—	(36)	—	—	—	(36)
Unrealized loss on investments in available-for-sale debt securities, net of tax	—	—	—	—	(8)	—	—	(8)
Foreign currency translation adjustment	(2)	—	—	—	(8)	—	—	(8)
Recognition of non-controlling interest upon capital investment	19	—	—	—	—	—	—	—
Net income (loss)	(20)	—	—	—	—	(654)	11	(643)
Other	—	—	—	4	—	—	—	4
Balance as of March 31, 2024	$651	2,086,247	$—	$42,743	$(437)	$(31,248)	$790	$11,848

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2024	$93	2,107,953	$—	$42,801	$(517)	$(20,726)	$825	$22,383
Exercise of stock options	—	657	—	8	—	—	—	8
Stock-based compensation	—			448	—	—	—	448
Issuance of common stock for settlement of RSUs	—	10,293	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(460)	—	(33)	—	—	—	(33)
Repurchase of common stock	—	(26,587)	—	(1,800)	—	—	—	(1,800)
Re-measurement of non-controlling interests	18	—	—	(18)	—	—	—	(18)
Unrealized gain on investments in available-for-sale debt securities, net of tax	—	—	—	—	1	—	—	1
Foreign currency translation adjustment	—	—	—	—	31	—	—	31
Net income (loss)	(18)	—	—	—	—	1,780	12	1,792
Balance as of March 31, 2025	$93	2,091,856	$—	$41,406	$(485)	$(18,946)	$837	$22,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2025
Cash flows from operating activities
Net income (loss) including non-controlling interests	$(663)	$1,774
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	194	178
Stock-based compensation	484	435
Deferred income taxes	(16)	(412)
Unrealized loss (gain) on debt and equity securities, net	721	(51)
Unrealized foreign currency transactions	150	(51)
Other	(29)	(27)
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(422)	(123)
Prepaid expenses and other assets	(322)	(497)
Operating lease right-of-use assets	46	43
Accounts payable	46	6
Accrued insurance reserves	696	675
Accrued expenses and other liabilities	587	430
Operating lease liabilities	(56)	(56)
Net cash provided by operating activities	1,416	2,324
Cash flows from investing activities
Purchases of property and equipment	(57)	(74)
Purchases of non-marketable equity securities	(174)	(179)
Purchases of marketable securities	(2,029)	(2,540)
Proceeds from maturities and sales of marketable securities	2,030	2,397
Other investing activities	(12)	(146)
Net cash used in investing activities	(242)	(542)
Cash flows from financing activities
Principal repayment on term loan and notes	(6)	—
Principal payments on finance leases	(42)	(47)
Repurchases of common stock	—	(1,785)
Other financing activities	(52)	(30)
Net cash used in financing activities	(100)	(1,862)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(94)	70
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	980	(10)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	7,004	8,610
End of period	$7,984	$8,600

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$5,019	$5,132
Restricted cash and cash equivalents-current	808	1,253

Restricted cash and cash equivalents-non-current	2,157	2,215
Total cash and cash equivalents, and restricted cash and cash equivalents	$7,984	$8,600

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$142	$174
Income taxes, net of refunds	71	55
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
Pending Acquisition of Trendyol GO
On May 6, 2025, we entered into an agreement with Trendyol Group to acquire an 85% controlling stake in its Trendyol GO online meal and grocery delivery business in Türkiye for approximately $700 million in cash, on a cash and debt free basis. The transaction is subject to regulatory approval and other closing conditions and is expected to close in the second half of 2025.
Foodpanda Taiwan
In January 2025, the Taiwan Fair Trade Commission issued a decision prohibiting us from acquiring 100% ownership interest in Delivery Hero SE’s Foodpanda delivery business in Taiwan (“Foodpanda Taiwan”). In the fourth quarter of 2024, we recorded an expense of $236 million in other income (expense), net in our consolidated statement of operations for the settlement of a termination fee. In April 2025, we settled the termination fee in cash.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet, as of December 31, 2024, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in our Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of results for the full year.
In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), cash flows and the change in equity for the periods presented.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025, that have had a material impact on our condensed consolidated financial statements and related notes.
In Note 10 – Variable Interest Entities, certain prior period disclosures related to our unconsolidated variable interest entities (“VIEs”) are presented to conform to the current period presentation. This change had no impact on our previously reported total assets, total liabilities, results of operations, comprehensive income or net cash flows from operating, financing or investing activities.

Basis of Consolidation
Our condensed consolidated financial statements include the accounts of Uber Technologies, Inc. and entities consolidated under the variable interest and voting models. All intercompany balances and transactions have been eliminated. Refer to Note 10 – Variable Interest Entities for further information.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. The standard will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements and related disclosures.

Note 2 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2024	March 31, 2025
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$167	$192
Commercial paper	220	121
Corporate bonds	659	535
Certificates of deposit	38	46
Short-term investments	$1,084	$894

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$5,552	$5,920
Commercial paper	179	89
Corporate bonds	1,288	1,362
Restricted investments	$7,019	$7,371

Classified as investments:
Non-marketable equity securities:
Didi	$2,602	$2,757
Other (2)	608	814
Marketable equity securities:
Grab	2,529	2,428
Aurora (3)	2,054	2,191
Other	523	412
Note receivable from a related party (2)	144	144
Investments	$8,460	$8,746
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

	As of December 31, 2024				As of March 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,868	$—	$—	$1,868	$734	$—	$—	$734
U.S. government and agency securities	—	5,848	—	5,848	—	6,153	—	6,153
Commercial paper	—	702	—	702	—	289	—	289
Corporate bonds	—	1,974	—	1,974	—	1,901	—	1,901
Certificates of deposit	—	38	—	38	—	46	—	46
Non-marketable equity securities	—	—	11	11	—	—	6	6
Marketable equity securities	5,106	—	—	5,106	5,031	—	—	5,031
Note receivable from a related party	—	—	144	144	—	—	144	144
Total financial assets	$6,974	$8,562	$155	$15,691	$5,765	$8,389	$150	$14,304
During the three months ended March 31, 2025, we did not make any transfers into or out of Level 3 of the fair value hierarchy.
Debt Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities (in millions):

	As of December 31, 2024				As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$5,843	$7	$(2)	$5,848	$6,148	$6	$(1)	$6,153
Commercial paper	702	—	—	702	289	—	—	289
Corporate bonds	1,975	1	(2)	1,974	1,901	1	(1)	1,901
Certificates of deposit	38	—	—	38	46	—	—	46
Total	$8,558	$8	$(4)	$8,562	$8,384	$7	$(2)	$8,389
As of December 31, 2024 and March 31, 2025, there were no allowance for credit losses related to our debt securities. The weighted-average remaining maturity of our debt securities was less than one year as of March 31, 2025.
Derivatives Not Designated as Hedging Instruments
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
As of March 31, 2025, the fair value of our outstanding derivative assets and liabilities were not material. We did not record any material realized or unrealized gains or losses for our financial derivative instruments during the three months ended March 31, 2025.
We have master netting arrangements with certain counterparties to our foreign currency exchange contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. We have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. As of March 31, 2025, there were no rights of set-off associated with our foreign currency exchange contracts.
The total notional amount of outstanding derivatives not designated as hedging instruments was $1.9 billion as of March 31, 2025.
Assets Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of our non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the condensed consolidated statements of operations. Certain non-marketable equity securities are classified within Level 3 in the fair value hierarchy because we estimate the fair value of these securities based on valuation methods, including the common stock equivalent (“CSE”) method and option-pricing model (“OPM”), using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities we hold.
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2024	March 31, 2025
Initial cost basis	$2,030	$2,239
Upward adjustments	2,611	2,767
Downward adjustments (including impairment)	(1,442)	(1,441)
Total carrying value at the end of the period	$3,199	$3,565
Didi Investment
We measure the fair value of our Didi investment based on the closing share price of the Didi American Depositary Shares on the over-the-counter market as an observable transaction for similar securities.
Note 3 – Long-Term Debt and Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2024	March 31, 2025	Stated Interest Rates	Effective Interest Rates	Maturities
2025 Convertible Notes (1)	$1,150	$1,150	0.00%	0.2%	December 2025
2028 Convertible Notes	1,725	1,725	0.875%	1.1%	December 2028
2027 Senior Note	700	700	7.50%	7.7%	September 2027
2028 Senior Note	500	500	6.25%	7.0%	January 2028
2029 Senior Note	1,500	1,500	4.50%	4.7%	August 2029
2030 Senior Note	1,250	1,250	4.30%	4.5%	January 2030
2034 Senior Note	1,500	1,500	4.80%	4.9%	September 2034
2054 Senior Note	1,250	1,250	5.35%	5.4%	September 2054
Total debt (2)	9,575	9,575
Less: unamortized discount and issuance costs	(78)	(75)
Less: current portion of long-term debt (1)	(1,150)	(1,150)
Total long-term debt	$8,347	$8,350
(1) The 2025 Convertible Notes will mature on December 15, 2025, and was classified within accrued and other current liabilities on our condensed consolidated balance sheets.
(2) The total fair value of our outstanding debt was $9.5 billion and $9.9 billion as of December 31, 2024 and March 31, 2025, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
The 2030, 2034 and 2054 senior notes are our unsecured debt obligations. The 2027, 2028 and 2029 senior notes are guaranteed by certain of our material domestic restricted subsidiaries. The 2027, 2028, 2029, 2030, 2034 and 2054 senior notes are collectively referred to as “Senior Notes”. Interest on the Senior Notes is payable semi-annually in arrears. The entire principal amounts of the Senior Notes are due at the respective maturity dates, and we may redeem the Senior Notes at any time, in whole or in part, at specified redemption prices. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of March 31, 2025.

Convertible Notes
2028 Convertible Notes and Capped Call Transactions
In November 2023, we issued $1.73 billion aggregate principal amount of 0.875% convertible senior notes due in 2028 (the “2028 Convertible Notes”). The interest is payable semi-annually in arrears. The indenture governing the 2028 Convertible Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. We used a portion of the net proceeds from this offering to fund the cost of entering into the capped call transactions (“the Capped Calls”) for approximately $141 million. The Capped Calls have an initial cap price of $95.81 per share and are classified as equity with no subsequent remeasurement.
Holders of the 2028 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2028 only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “2028 Convertible Notes measurement period”) in which the trading price (as defined in the indenture governing the 2028 Convertible Notes) per $1,000 principal amount of notes for each trading day of the 2028 Convertible Notes measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events. On or after September 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
As of March 31, 2025, none of the conditions permitting the holders of the 2028 Convertible Notes to convert their notes early had been met. Therefore, the 2028 Convertible Notes were classified as long-term.
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
2025 Convertible Notes
In December 2020, we issued $1.15 billion aggregate principal amount of 0.00% convertible senior notes due in 2025 (the “2025 Convertible Notes”). The indenture, dated December 11, 2020, governing the 2025 Convertible Notes (the “Base Indenture”) does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
On November 24, 2023, we entered into the first supplemental indenture to the Base Indenture (the “First Supplemental Indenture”), pursuant to which we irrevocably elected (i) to eliminate our option to choose Physical Settlement (as defined in the Base Indenture) on any conversion of the 2025 Convertible Notes that occurs on or after the date of the First Supplemental Indenture, (ii) Cash Settlement or Combination Settlement (each as defined in the Base Indenture as the Settlement Method of any conversion of the 2025 Convertible Notes and (iii) that, with respect to any Combination Settlement for a conversion of the 2025 Convertible Notes, the Specified Dollar Amount (as defined in the Base Indenture) that will be settled in cash per $1,000 principal amount of the 2025 Convertible Notes will be no lower than $1,000.
Holders of the 2025 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2025 only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “2025 Convertible Notes measurement period”) in which the trading price (as defined in the indenture governing 2025 Convertible Notes) per $1,000 principal amount of notes for each trading day of the 2025 Convertible Notes measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events. On or after September 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
As of March 31, 2025, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. The 2025 Convertible Notes will mature on December 15, 2025, unless earlier converted, redeemed or repurchased, and therefore was classified as accrued and other current liabilities.
The initial conversion rate is 12.3701 shares of common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $80.84 per share of the common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid special interest.
Upon conversion of the 2025 Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We may redeem for cash all or any portion of the notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
For the three months ended March 31, 2024 and 2025, interest expense with respect to our convertible notes, which includes the amortization of debt discount and issuance costs, was immaterial.
Credit Agreement
Our credit agreement (“Credit Agreement”) provides for $5.0 billion in aggregate amount of commitments for senior unsecured revolving loans, which will mature on September 26, 2029, unless otherwise extended in accordance with the terms of the Credit Agreement. Proceeds from any borrowings under the Credit Agreement may be used for general corporate purposes. The Credit Agreement is unsecured and is not guaranteed by any of our subsidiaries. The Credit Agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes. The Credit Agreement also contains customary events of default. As of December 31, 2024 and March 31, 2025, there was no balance outstanding on the Credit Agreement, and we were in compliance with all covenants in the Credit Agreement.
Letters of Credit
For purposes of securing obligations related to leases, insurance contracts, and other contractual obligations, we also maintain an agreement for letters of credit. As of December 31, 2024 and March 31, 2025, we had letters of credit outstanding of $1.4 billion and $1.7 billion, respectively, of which the letters of credit that reduced the available credit under the Credit Agreement were $354 million and $356 million, respectively.
Note 4 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2024	March 31, 2025
Prepaid expenses	$415	$455
Other receivables	482	512
Other	493	615
Prepaid expenses and other current assets	$1,390	$1,582

Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2024	March 31, 2025
Accrued legal, regulatory and non-income taxes	$1,533	$1,503
Accrued Drivers and Merchants liability	1,421	2,147
Accrued compensation and employee benefits	649	331
Income and other tax liabilities	751	739
Current portion of long-term debt	1,150	1,150
Other	2,185	2,320
Accrued and other current liabilities	$7,689	$8,190
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2024	March 31, 2025
Deferred tax liabilities	$9	$13
Other	440	395
Other long-term liabilities	$449	$408
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended March 31,
	2024	2025
Interest income	$159	$169
Foreign currency exchange gains (losses), net	(164)	50
Unrealized gain (loss) on debt and equity securities, net (1)	(721)	51
Other, net	48	(8)
Other income (expense), net	$(678)	$262
(1) During the three months ended March 31, 2024, unrealized loss on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $505 million unrealized loss on our Aurora investment, a $123 million unrealized loss on our Grab investment, and a $69 million unrealized loss on our Didi investment.
During the three months ended March 31, 2025, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $155 million unrealized gain on our Didi investment, a $137 million unrealized gain on our Aurora investment, partially offset by a $102 million unrealized loss on our Grab investment, and a $139 million net unrealized loss on our other investments.
Note 5 – Stockholders' Equity
Stock Option and SAR Activity
A summary of stock option and SAR activity for the three months ended March 31, 2025 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2024	33	7,198	$40.16	4.90	$153
Granted	—	484	$74.44
Exercised	(3)	(655)	$12.66
Canceled and forfeited	(3)	(60)	$10.58

As of March 31, 2025	27	6,967	$45.38	5.17	$195
Exercisable as of March 31, 2025	27	3,069	$25.92	3.51	$146
RSU Activity
The following table summarizes the activity related to our RSUs for the three months ended March 31, 2025 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	66,202	$48.49
Granted	28,067	$74.24
Vested	(10,028)	$42.24
Canceled and forfeited	(2,276)	$48.86
Unvested and outstanding as of March 31, 2025	81,965	$58.06
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended March 31,
	2024	2025
Operations and support	$67	$52
Sales and marketing	21	24
Research and development	299	264
General and administrative	97	95
Total	$484	$435
As of March 31, 2025, there was $4.6 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.07 years.
The income tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation expense were not material during the three months ended March 31, 2024 and 2025.
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
During the three months ended March 31, 2025, we repurchased, and subsequently retired, 26.6 million shares of common stock, for $1.8 billion, excluding broker commissions and fees. As of March 31, 2025, we had approximately $4.0 billion available to repurchase shares pursuant to the Share Repurchase Program.
The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases. During the three months ended March 31, 2025, the excise tax on net share repurchases was not material.

Note 6 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $29 million and $(402) million for the three months ended March 31, 2024 and 2025, respectively. During the three months ended March 31, 2024, the income tax expense was primarily driven by our foreign operations, offset by the deferred U.S. tax impact related to our investment in Aurora. During the three months ended March 31, 2025, the income tax benefit was primarily driven by a stock loss and capitalized research and development expenses, offset by the tax expense on our earnings.
During the three months ended March 31, 2025, the amount of gross unrecognized tax benefits increased by $584 million, of which approximately $287 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $297 million of unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are also under routine examination by federal, various state and foreign tax authorities. We believe that adequate amounts have been reserved in these jurisdictions. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state or foreign tax authorities to the extent utilized in a future period. For our major tax jurisdictions, the tax years 2008 through 2025 remain open; the major tax jurisdictions are the U.S., Australia, Netherlands, and the United Kingdom (“UK”).
An estimate of changes to unrecognized tax benefits recorded as of March 31, 2025, that are reasonably possible to occur within the next 12 months cannot be made.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through March 31, 2025. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.
Based on available evidence, we continue to maintain a valuation allowance against the California R&D credits, as we believe it is not more-likely-than-not to be realized, as we expect R&D tax credit generation to exceed our ability to use these credits in future periods.
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
Note 7 – Net Income (Loss) Per Share
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended March 31,
	2024	2025
Basic net income (loss) per share:
Numerator
Net income (loss) including non-controlling interests	$(663)	$1,774
Net loss attributable to non-controlling interests, net of tax	(9)	(2)
Net income (loss) attributable to common stockholders	$(654)	$1,776
Denominator
Basic weighted-average common stock outstanding	2,078,467	2,092,464
Basic net income (loss) per share attributable to common stockholders (1)	$(0.31)	$0.85
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(654)	$1,776
Assumed net loss attributable to Freight Holding contingently issuable shares	(16)	(13)
Diluted net income (loss) attributable to common stockholders	$(670)	$1,763
Denominator
Number of shares used in basic net income (loss) per share computation	2,078,467	2,092,464
Dilutive effect of equity awards	—	27,006
Dilutive effect of Freight Holding contingently issuable shares	1,701	827
Dilutive effect of other contingently issuable shares	—	2,321
Diluted weighted-average common stock outstanding	2,080,168	2,122,618
Diluted net income (loss) per share attributable to common stockholders (1)	$(0.32)	$0.83
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended March 31,
	2024	2025
Equity awards	110,238	45,364
Freight Holding contingently issuable shares	10,594	—
Other contingently issuable shares	2,321	—
Total	123,153	45,364

Note 8 – Segment Information and Geographic Information
We determine our operating segments based on how the chief operating decision maker (“CODM”), our Chief Executive Officer, manages the business, allocates resources, makes operating decisions and evaluates operating performance.
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
The following table provides information about our segments and a reconciliation to income (loss) before income taxes and income (loss) from equity method investments (in millions):

	Three Months Ended March 31, 2024
	Mobility	Delivery	Freight	Total
Revenue	$5,633	$3,214	$1,284	$10,131
Platform Participant direct transaction costs (1)	(1,437)	(1,342)	(1,159)	(3,938)
Other (2)	(2,717)	(1,344)	(146)	(4,207)
Segment Adjusted EBITDA	$1,479	$528	$(21)	1,986
Reconciling items:
Corporate G&A and Platform R&D (3)				(604)
Depreciation and amortization				(190)
Stock-based compensation expense				(484)
Legal, tax, and regulatory reserve changes and settlements (4)				(527)
Goodwill and asset impairments/loss on sale of assets				3
Acquisition, financing and divestitures related expenses				(5)
Restructuring and related charges				(7)
Income from operations				172
Interest expense				(124)
Other income (expense), net				(678)
Income (loss) before income taxes and loss from equity method investments				$(630)

	Three Months Ended March 31, 2025
	Mobility	Delivery	Freight	Total
Revenue	$6,496	$3,777	$1,260	$11,533
Platform Participant direct transaction costs (1)	(1,771)	(1,506)	(1,134)	(4,411)
Other (2)	(2,972)	(1,508)	(133)	(4,613)
Segment Adjusted EBITDA	$1,753	$763	$(7)	2,509
Reconciling items:
Corporate G&A and Platform R&D (3)				(641)
Depreciation and amortization				(171)
Stock-based compensation expense				(435)
Legal, tax, and regulatory reserve changes and settlements (4)				(28)
Acquisition, financing and divestitures related expenses				(3)
Loss on lease arrangement, net				(2)
Restructuring and related charges				(1)
Income from operations				1,228
Interest expense				(105)
Other income (expense), net				262
Income (loss) before income taxes and loss from equity method investments				$1,385
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
Geographic Information
The following table presents our revenues disaggregated by geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended March 31,
	2024	2025
United States and Canada ("US&CAN")	$5,473	$6,219
Latin America ("LatAm")	710	717
Europe, Middle East and Africa ("EMEA")	2,756	3,321
Asia Pacific ("APAC")	1,192	1,276
Total revenue	$10,131	$11,533
Note 9 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2024 and March 31, 2025, we had recorded aggregate liabilities of $1.5 billion of which $221 million relate to non-

income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. The parties petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. The case had been stayed pending appeal of the denial of a motion to compel arbitration, however the California Supreme Court denied review on January 17, 2024, and the case was remitted back to the Superior Court on January 29, 2024 for further proceedings. On July 2, 2024, the Superior Court lifted the stay. We intend to continue to vigorously defend ourselves. The ultimate resolution of these matters is uncertain and the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2025.
Swiss Social Security Rulings
Several Swiss administrative bodies have issued decisions in which they classify Drivers or Couriers as employees of Uber for social security or labor purposes. We are challenging them before the Social Security and Administrative Tribunals. On March 21, 2023, the Federal Tribunal ruled that Drivers who have used the Uber App in 2014 qualify as employees for social security purposes. In October 2024, the Social Security authority decided that the changes to our 2023 model are not sufficient to classify drivers as independent contractors. We have filed an appeal against this decision. During the first quarter of 2025, we separately have resolved the social security dispute for the years 2014 to July 2020 with the SVA Zürich authority. We continue to litigate the amounts of social security contributions at issue through 2022.

On June 3, 2022, the Federal Tribunal issued two rulings by which both Drivers and Couriers in the Canton of Geneva are classified as employees of Uber B.V., Uber Portier B.V. and Uber Switzerland GmbH. Following the ruling of the Federal Tribunal on Eats, the Social Security authorities claimed the payment of social security contributions since the launch of Uber Eats. In November 2022, we reached a settlement with the Canton of Geneva on Mobility with regards to social security implications.
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2025.
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
The NJ DOL has initiated an audit for the period of 2019 through the second quarter of 2023. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2025.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period. In 2022, we received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for the years 2018 - 2020 covering couriers who used the Postmates platform and received an assessment in June 2023. We are in the process of appealing the assessment. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2025.
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
As of March 31, 2025, we have received multiple assessments from the HMRC disputing our application of VAT Order 1987 for the period of March 2022 to September 2024, totaling approximately $1.8 billion (£1.4 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.

The payments made in 2023 through 2025 are recorded as a receivable in other assets on our condensed consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to this matter. HMRC has expressed their intention to not enforce assessments pending the determination of the appeal of a competitor on a related matter. If payment of future assessments is required, the payments would decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal.
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
We have been and expect to continue to be subject to personal injury claims for compensation based on traffic accidents, deaths, injuries, or other incidents that occur on our platform even when Drivers, consumers, or third parties are not actively using our platform. Various plaintiffs have also coordinated and may in the future attempt to coordinate personal injury claims in various jurisdictions through mass tort or similar proceedings. We use a combination of third-party insurance and self-insurance mechanisms to provide for personal injury risks. Our insurance reserves include unpaid losses and loss adjustment expenses related to these claims.
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
Note 10 – Variable Interest Entities
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. We are the primary beneficiary because we have the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we consolidate the assets and liabilities of these VIEs.
Total assets included on the condensed consolidated balance sheets for our consolidated VIEs as of December 31, 2024 and March 31, 2025 were $3.4 billion and $3.4 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for these VIEs as of December 31, 2024 and March 31, 2025 were $724 million and $740 million, respectively.
Uber Freight Holding Corporation
As of March 31, 2025, we own the majority of the issued and outstanding capital stock of Uber Freight Holding Corporation (“Freight Holding”) and report a non-controlling interest as further described in Note 11 – Non-Controlling Interests.
Unconsolidated VIEs
We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. We are exposed to these unconsolidated VIEs’ economic risks and rewards through the related carrying amount of assets and liabilities and any financial guarantees, which represent variable interests. Our unconsolidated VIEs consist of investments in privately held companies, primarily vehicle fleet operators.
Our carrying amounts of assets recognized on the condensed consolidated balance sheets and maximum exposure to loss related to unconsolidated VIEs were (in millions):

	As of
	December 31, 2024	March 31, 2025
Total assets (1)	$678	$1,119
Maximum exposure to loss (2)	803	1,260

(1) Total assets includes a term loan to Moove Cars Mobility, S.L., formerly Garment Investments S.L. dba Moove (“Moove”). As of December 31, 2024 and March 31, 2025, the term loan to Moove was $288 million and $353 million, respectively, and accounted for as a loan receivable, carried at amortized cost recorded within other assets on the condensed consolidated balance sheets. In 2021, we entered into and completed a series of agreements with Moove, including (i) an equity investment, through preferred shares, (ii) a term loan to Moove, and (iii) a commercial partnership agreement. After this series of agreements, Moove is considered a related party.
Our carrying amounts of liabilities recognized on the condensed consolidated balance sheets were not material as of December 31, 2024 and March 31, 2025.
(2) Our maximum exposure to loss includes the carrying amounts of assets and liabilities recognized on our condensed consolidated balance sheets as well as an immaterial financial guarantee.
Note 11 – Non-Controlling Interests
Freight Holding
As of both December 31, 2024 and March 31, 2025, we owned 84% of our subsidiary Freight Holding’s capital stock, or 80% and 78%, respectively, on a fully-diluted basis. The minority stockholders of Freight Holding include, among others: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) current and former employees who hold fully vested shares.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within 30 days. As of December 31, 2024 and March 31, 2025, the liability related to the supplier financing program was immaterial and the amounts are included within accounts payable on the condensed consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2024 Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q.
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
For a discussion of risk factors related to how misclassification challenges may impact our business, result of operations, financial position and operating condition and cash flows, see the risk factor titled “-Our business would be adversely affected if Drivers were classified as employees, workers or quasi-employees” included in Part II, Item 1A, “Risk Factors”, and Note 9 – Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Estimates” and Note 1 in the section titled “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Financial and Operational Highlights

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	149	170	14%
Trips (2)	2,572	3,036	18%
Gross Bookings (2)	$37,651	$42,818	14%	18%
Revenue	$10,131	$11,533	14%	17%
Income from operations	$172	$1,228	**
Net income (loss) attributable to Uber Technologies, Inc.	$(654)	$1,776	**
Adjusted EBITDA (1)	$1,382	$1,868	35%
Net cash provided by operating activities	$1,416	$2,324	64%
Free cash flow (1)	$1,359	$2,250	66%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics” for more information.
** Percentage not meaningful.
Highlights for the First Quarter 2025
In the first quarter of 2025, our MAPCs were 170 million, growing 14% compared to the same period in 2024.
Overall Gross Bookings increased to $42.8 billion in the first quarter of 2025, up 14%, or 18% on a constant currency basis, compared to the same period in 2024. Mobility Gross Bookings grew 20% year-over-year, on a constant currency basis primarily due to an increase in Mobility Trip volumes. Delivery Gross Bookings grew 18% year-over-year, on a constant currency basis, primarily driven by an increase in Delivery Trip volumes. Freight Gross Bookings decreased 1% year-over-year, on a constant currency basis.
Revenue was $11.5 billion, up 14% year-over-year, primarily attributable to an increase in Gross Bookings of 14%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes.
Net income attributable to Uber Technologies, Inc. was $1.8 billion, which includes the favorable impact of a pre-tax unrealized gain on debt and equity securities, net of $51 million primarily related to changes in the fair value of our equity securities, including: a $155 million unrealized gain on our Didi investment, a $137 million unrealized gain on our Aurora investment, partially offset by a $102 million unrealized loss on our Grab investment, and a $139 million net unrealized loss on our other investments.
Adjusted EBITDA was $1.9 billion, up $486 million compared to the same period in 2024. Mobility Adjusted EBITDA was $1.8 billion, up $274 million compared to the same period in 2024. Delivery Adjusted EBITDA was $763 million, up $235 million compared to the same period in 2024. These increases were partially offset by a $37 million increase in Corporate G&A and Platform R&D costs, year-over-year.
We ended the quarter with $6.0 billion in unrestricted cash, cash equivalents, and short-term investments.
Share Repurchase Program
In January 2025, we announced that we entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution to repurchase $1.5 billion of our outstanding common stock as part of our previously announced Share Repurchase Program. The transactions under the ASR agreement were completed during the first quarter of 2025. For additional information, see Note 5 – Stockholders' Equity in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Revenue Recognition” as well as “Note 1 – Description of Business and Summary of Significant Accounting Policies - Revenue Recognition” and “Note 2 – Revenue” to our audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2024, and Note 8 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on buildings, site improvements, computer and network equipment, software, leasehold improvements, furniture and fixtures, and amortization of intangible assets. Depreciation includes expenses associated with buildings, site improvements, computer and network equipment, furniture and fixtures, as well as leasehold improvements. Amortization includes expenses associated with our capitalized internal-use software and acquired intangible assets.
Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including amortization of debt discount and issuance costs. For additional detail related to our debt obligations, see Note 3 – Long-Term Debt and Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Based on available evidence, we continue to maintain a valuation allowance against the California R&D credits, as we believe it is not more-likely-than-not to be realized, as we expect R&D tax credit generation to exceed our ability to use these credits in future periods.
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
The Inflation Reduction Act Corporate Alternative Minimum Tax ("CAMT"), which is a minimum tax calculated by reference to financial statement income, does not apply to the Company in 2025. We could be subject to the CAMT in future years, which would require us to make minimum cash tax payments.
In addition, the Organisation for Economic Co-operation and Development (“OECD”) has led international efforts among approximately 140 countries and taxing jurisdictions to propose and implement changes to numerous long-standing tax principles, including a framework that imposes a minimum tax rate of 15% in each taxing jurisdiction. Under this guidance, we will be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under these rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of these rules by individual countries and the potential impact on our business. We expect the provisions effective in 2025 to have an insignificant impact on our tax obligations for 2025.
Income (Loss) from Equity Method Investments
Income (loss) from equity method investments primarily includes the results of our share of income or loss from our equity method investments.

Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended March 31,
	2024	2025

Revenue	$10,131	$11,533
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	6,168	6,937
Operations and support	685	668
Sales and marketing	917	1,057
Research and development	790	815
General and administrative	1,209	657
Depreciation and amortization	190	171
Total costs and expenses	9,959	10,305
Income from operations	172	1,228
Interest expense	(124)	(105)
Other income (expense), net	(678)	262
Income (loss) before income taxes and loss from equity method investments	(630)	1,385
Provision for (benefit from) income taxes	29	(402)
Loss from equity method investments	(4)	(13)
Net income (loss) including non-controlling interests	(663)	1,774
Less: net loss attributable to non-controlling interests, net of tax	(9)	(2)
Net income (loss) attributable to Uber Technologies, Inc.	$(654)	$1,776
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended March 31,
	2024	2025

Revenue	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	61%	60%
Operations and support	7%	6%
Sales and marketing	9%	9%
Research and development	8%	7%
General and administrative	12%	6%
Depreciation and amortization	2%	1%
Total costs and expenses	98%	89%
Income from operations	2%	11%
Interest expense	(1)%	(1)%
Other income (expense), net	(7)%	2%
Income (loss) before income taxes and loss from equity method investments	(6)%	12%
Provision for (benefit from) income taxes	—%	(3)%
Loss from equity method investments	—%	—%
Net income (loss) including non-controlling interests	(7)%	15%
Less: net loss attributable to non-controlling interests, net of tax	—%	—%
Net income (loss) attributable to Uber Technologies, Inc.	(6)%	15%
(1) Totals of percentage of revenues may not foot due to rounding.

The following discussion and analysis is for the three months ended March 31, 2025 compared to the same period in 2024.
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change

Revenue	$10,131	$11,533	14%
Revenue increased $1.4 billion, or 14%, primarily attributable to an increase in Gross Bookings of 14%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change

Cost of revenue, exclusive of depreciation and amortization	$6,168	$6,937	12%
Percentage of revenue	61%	60%
Cost of revenue, exclusive of depreciation and amortization, increased $769 million, or 12%, mainly due to a $238 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings in certain markets, a $197 million increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven in our Mobility business, a $178 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets, and a $54 million increase in credit card processing costs, as a result of increased Gross Bookings.
Operations and Support

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change

Operations and support	$685	$668	(2)%
Percentage of revenue	7%	6%
Operations and support expenses decreased $17 million, or 2%, primarily attributable to a decrease in stock-based compensation.
Sales and Marketing

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change

Sales and marketing	$917	$1,057	15%
Percentage of revenue	9%	9%
Sales and marketing expenses increased $140 million, or 15%, primarily attributable to a $65 million increase in consumer discounts, promotions, credits and refunds to $371 million compared to $306 million in the same period in 2024, a $46 million increase in indirect advertising and marketing, and a $23 million increase in employee headcount costs.
Research and Development

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change

Research and development	$790	$815	3%
Percentage of revenue	8%	7%
Research and development expenses increased $25 million, or 3%, primarily attributable to a $63 million increase in employee headcount costs, partially offset by a $35 million decrease in stock-based compensation.

General and Administrative

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change

General and administrative	$1,209	$657	(46)%
Percentage of revenue	12%	6%
General and administrative expenses decreased $552 million, or 46%, primarily attributable to a decrease in legal-related accruals and expenses.
Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change

Depreciation and amortization	$190	$171	(10)%
Percentage of revenue	2%	1%
Depreciation and amortization expenses decreased $19 million, or 10%, primarily attributable to various acquired intangible assets becoming fully amortized during the period.
Interest Expense

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change

Interest expense	$(124)	$(105)	(15)%
Percentage of revenue	(1)%	(1)%
Interest expense decreased $19 million, or 15% primarily attributable to debt refinancing activities in the second half of 2024.
Other Income (Expense), Net

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change

Interest income	$159	$169	6%
Foreign currency exchange gains (losses), net	(164)	50	**
Unrealized gain (loss) on debt and equity securities, net	(721)	51	**
Other, net	48	(8)	**
Other income (expense), net	$(678)	$262	**
Percentage of revenue	(7)%	2%
** Percentage not meaningful.
Unrealized gain (loss) on debt and equity securities, net increased by $772 million primarily due to changes in the fair value of our equity securities. During the three months ended March 31, 2024, unrealized loss on debt and equity securities, net, primarily includes: a $505 million unrealized loss on our Aurora investment, a $123 million unrealized loss on our Grab investment, and a $69 million unrealized loss on our Didi investment.
During the three months ended March 31, 2025, unrealized gain on debt and equity securities, net, primarily includes: a $155 million unrealized gain on our Didi investment, a $137 million unrealized gain on our Aurora investment, partially offset by a $102 million unrealized loss on our Grab investment, and a $139 million net unrealized loss on our other investments. For additional information, refer to Note 2 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change

Provision for (benefit from) income taxes	$29	$(402)	**
Effective tax rate	(5)%	(29)%
** Percentage not meaningful.
The change in our income tax provision is a result of the release of our valuation allowance of certain U.S. federal and state deferred tax assets in the fourth quarter of 2024.
Loss from Equity Method Investments

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change

Loss from equity method investments	$(4)	$(13)	(225)%
Percentage of revenue	—%	—%
The change in loss from equity method investments was not material.
Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 8 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change

Mobility	$5,633	$6,496	15%
Delivery	3,214	3,777	18%
Freight	1,284	1,260	(2)%
Total revenue	$10,131	$11,533	14%
Segment Adjusted EBITDA

	Three Months Ended March 31,
(In millions, except percentages)	2024	2025	% Change

Mobility	$1,479	$1,753	19%
Delivery	528	763	45%
Freight	(21)	(7)	67%
Corporate G&A and Platform R&D (1)	(604)	(641)	(6)%
Adjusted EBITDA (2)	$1,382	$1,868	35%
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
Mobility Segment
For the three months ended March 31, 2025 compared to the same period in 2024, Mobility revenue increased $863 million, or 15%, and Mobility Adjusted EBITDA increased $274 million, or 19%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 13%, driven by an increase in Trip volumes.

Mobility Adjusted EBITDA increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $238 million increase in Driver payments and incentives recorded in Mobility Platform Participant direct transaction costs, a $197 million increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven, a $60 million increase in network costs, a $38 million increase in credit card processing costs as a result of increased Gross Bookings, and a $19 million increase in employee headcount costs, recorded in Mobility other expense.
Delivery Segment
For the three months ended March 31, 2025 compared to the same period in 2024, Delivery revenue increased $563 million, or 18%, and Delivery Adjusted EBITDA increased $235 million, or 45%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 15%, driven by an increase in Trip volumes, and a $124 million increase in advertising revenue.
Delivery Adjusted EBITDA increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $178 million increase in Courier payments and incentives recorded in Delivery Platform Participant direct transaction costs, a $48 million increase in employee headcount costs, a $42 million increase in indirect advertising and marketing, a $17 million increase in insurance expense primarily due to an increase in miles driven, and a $15 million increase in credit card processing costs as a result of increased Gross Bookings, recorded in Delivery other expense.
Freight Segment
For the three months ended March 31, 2025 compared to the same period in 2024, Freight revenue decreased $24 million, or 2%, and Freight Adjusted EBITDA improved $14 million, or 67%.
Freight revenue decreased primarily attributable to a 2% decrease in Freight Gross Bookings due to lower revenue per load as a result of the challenging freight market cycle.
Freight Adjusted EBITDA improved primarily attributable to a $24 million decrease in Freight Carrier payments recorded in Freight Platform Participant direct transaction costs and a $13 million decrease in Freight other expenses, partially offset by a $24 million decrease in revenue.
Certain Key Metrics
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

	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025

Mobility	$16,728	$17,903	$19,285	$18,670	$20,554	$21,002	$22,798	$21,182
Delivery	15,595	16,094	17,011	17,699	18,126	18,663	20,126	20,377
Freight	1,278	1,284	1,279	1,282	1,272	1,308	1,273	1,259
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

 The following table presents a reconciliation of net income (loss) attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(In millions)	2024	2025

Adjusted EBITDA reconciliation:

Net income (loss) attributable to Uber Technologies, Inc.	$(654)	$1,776
Add (deduct):
Net loss attributable to non-controlling interests, net of tax	(9)	(2)
Loss from equity method investments	4	13
Provision for (benefit from) income taxes	29	(402)
Other (income) expense, net	678	(262)
Interest expense	124	105
Income from operations	172	1,228
Add (deduct):
Depreciation and amortization	190	171
Stock-based compensation expense	484	435
Legal, tax, and regulatory reserve changes and settlements	527	28
Goodwill and asset impairments/loss on sale of assets	(3)	—
Acquisition, financing and divestitures related expenses	5	3
Loss on lease arrangement, net	—	2
Restructuring and related charges	7	1
Adjusted EBITDA	$1,382	$1,868
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended March 31,
(In millions)	2024	2025

Free cash flow reconciliation:
Net cash provided by operating activities	$1,416	$2,324
Purchases of property and equipment	(57)	(74)
Free cash flow	$1,359	$2,250

Liquidity and Capital Resources

	Three Months Ended March 31,
(In millions)	2024	2025

Net cash provided by operating activities	$1,416	$2,324
Net cash used in investing activities	(242)	(542)
Net cash used in financing activities	(100)	(1,862)
Operating Activities
Net cash provided by operating activities was $2.3 billion for the three months ended March 31, 2025, primarily consisting of $1.8 billion of net income, adjusted for certain non-cash items, which primarily includes: $435 million of stock-based compensation expense; $412 million of deferred income taxes; $178 million of depreciation and amortization expense; $51 million in unrealized gains on debt and equity securities, net, as well as a $478 million increase in cash from working capital. The increase in cash from working capital was primarily driven by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out, and accrued expenses and other liabilities, partially offset by an increase in accounts receivable and prepaid expenses and other assets primarily due to tax matters recorded as a receivable in other assets described in the “Non-Income Tax Matters” section below.
Net cash provided by operating activities was $1.4 billion for the three months ended March 31, 2024, primarily consisting of $663 million of net loss, adjusted for certain non-cash items, which primarily included: $721 million in unrealized losses on debt and equity securities, net; $484 million of stock-based compensation expense; $194 million of depreciation and amortization expense, as well as a $575 million increase in cash from working capital. The increase in cash from working capital was primarily driven by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out, and accrued expenses and other liabilities, partially offset by an increase in accounts receivable and prepaid expenses and other assets primarily due to tax matters recorded as a receivable in other assets described in the “Non-Income Tax Matters” section below.
Investing Activities
Net cash used in investing activities was $542 million for the three months ended March 31, 2025, primarily consisting of purchases of marketable securities of $2.5 billion, purchases of non-marketable equity securities of $179 million, and $74 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $2.4 billion.
Net cash used in investing activities was $242 million for the three months ended March 31, 2024, primarily consisting of purchases of marketable securities of $2.0 billion, purchases of non-marketable equity securities of $174 million, and $57 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $2.0 billion.
Financing Activities
Net cash used in financing activities was $1.9 billion for the three months ended March 31, 2025, primarily consisting of $1.8 billion in repurchases of common stock and $47 million of principal payments on finance leases.
Net cash used in financing activities was $100 million for the three months ended March 31, 2024, primarily consisting of $42 million of principal payments on finance leases.
Other Information
As of March 31, 2025, $2.7 billion of our $5.1 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities.
We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of March 31, 2025, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.

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
As of March 31, 2025, we had approximately $4.0 billion available to repurchase shares pursuant to the Share Repurchase Program. For additional information, see Note 5 – Stockholders' Equity in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Income Tax Matters
As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK is a merchant of transportation and is required to remit VAT. Uber UK is remitting VAT under the Value Added (Tour Operators) Order 1987 (“VAT Order 1987”), which allows for VAT remittance on a calculated margin, rather than on Gross Bookings.
As of March 31, 2025, we have received multiple assessments from the HMRC disputing our application of VAT Order 1987 for the period of March 2022 to September 2024, totaling approximately $1.8 billion (£1.4 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
The payments made in 2023 through 2025 are recorded as a receivable in other assets on our condensed consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to this matter. HMRC has expressed their intention to not enforce assessments pending the determination of the appeal of a competitor on a related matter. If payment of future assessments is required, the payments would decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal. For additional information, see Note 9 – Commitments and Contingencies in the notes to condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated. As of March 31, 2025, there have been no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk

Our primary exposure to market risks for changes in interest rates relate primarily to our credit agreement of which we currently have no drawn amounts as of March 31, 2025. For additional information, see Note 3 – Long-Term Debt and Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $443 million as of March 31, 2025.
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
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $8.6 billion as of December 31, 2024 and March 31, 2025. Marketable debt securities classified as restricted investments and short-term investments totaled $8.3 billion as of March 31, 2025. As of March 31, 2025, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, and investment-grade corporate debt securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held entities and public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held entities and public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. As of March 31, 2025, the carrying value of our investments was $9.1 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 9 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 9 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended March 31, 2025 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 9 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
•Driver Classification
•State Unemployment Taxes
Legal Proceedings That Are Not Described in Note 9 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
In addition to the matters that are identified in Note 9 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended March 31, 2025 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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

•We are subject to climate risks, including physical and transitional risks, and if we are unable to manage such risks, our business may be adversely impacted.
•Increased attention to, and evolving expectations regarding environmental and social matters may adversely impact our business, reputation and liabilities, including in the context of certain goals we have announced.
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
•We face risks related to our collection, use, transfer, disclosure, deletion and other processing of data, which have resulted and may result in investigations, inquiries, litigation, fines, legislative and regulatory action, and negative press about our privacy and data protection practices.
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
In addition, if we are required to classify Drivers as employees, workers or quasi-employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Estimates” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 1 in the section titled “Notes to the Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We face competition in each of our offerings, including:
•Mobility. Our Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery and other car services. In addition, public transportation can be a superior substitute to our Mobility offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned entities, for Drivers and riders, including Bolt, Didi, Lyft and Ola.
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
As of March 31, 2025, we had an accumulated deficit of $18.9 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve or maintain profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Revenue Margin. Further, we may charge a lower service fee to certain of our merchant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative Revenue Margin with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our prior or future acquisitions. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
As of March 31, 2025, we had approximately 31,500 global employees, of whom approximately 18,400 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
As of March 31, 2025, we operated in over 70 countries. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors.
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
•laws and regulations more restrictive than those in the United States, including laws governing competition, pricing, payment methods, Internet activities, transportation services (such as taxis and vehicles for hire), transportation network companies (such as ridesharing), logistics services, payment processing and payment gateways, real estate tenancy laws, tax and social security laws, employment and labor laws, driver screening and background checks, licensing regulations, email messaging, privacy, location services, collection, use, processing, or sharing of personal information, ownership of intellectual property, artificial intelligence, and other activities important to our business;
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
We collect, use, and process a variety of personal data, such as email addresses, mobile phone numbers, profile photos, location information, drivers’ license numbers and Social Security numbers, consumer payment card information, and Driver and merchant bank account information. As such, we are an attractive target of data security attacks by third parties and insiders. Any failure to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration or destruction of, any such data could result in significant liability and a material loss of revenue resulting from the adverse impact on our reputation and brand, a diminished ability to retain or attract new platform users, and disruption to our business. We rely on third-party service providers to host or otherwise process some of our data and that of platform users, and they have experienced, and may again experience, security and privacy incidents. Any failure by such third party to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such data could have similar adverse consequences for us.
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
Various other factors may also cause system failures or security breaches, including power outages, catastrophic events, inadequate or ineffective redundancy, issues with upgrading or creating new systems or platforms, flaws in third-party software or services, intentional acts or errors by our employees or third-party service providers, or breaches in the security of these systems or platforms. For example, fraudsters may attempt to induce employees, contractors, or platform users to disclose information to gain access to our data or the data of platform users. If our incident response, disaster recovery, and business continuity plans do not resolve these issues in an effective manner, they could result in adverse impacts to our business operations and our financial results. Because of our prominence, the number of platform users, and the types and volume of personal data on our systems, we may be a particularly attractive target for such attacks. Although we have developed, and continue to develop, systems and processes that are designed to protect our data and that of platform users, and to prevent data loss, undesirable activities on our platform, and security breaches, we cannot guarantee that such measures will provide absolute security. Our efforts on this front may be unsuccessful as a result of, for example, software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve, and we may incur significant costs in protecting against or remediating cyberattacks. Any actual or perceived failure to maintain the performance, reliability, security, and availability of our products, offerings, and technical infrastructure to the satisfaction of platform users, shareholders and certain regulators would likely harm our reputation and result in loss of revenue from the adverse impact to our reputation and brand, disruption to our business, decreased ability to attract and retain Drivers, consumers, merchants, Shippers, and Carriers, and subject us to regulatory scrutiny or legal liability.

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
We are subject to climate risks, including physical and transitional risks, and if we are unable to manage such risks, our business may be adversely impacted.
We face climate-related physical and transition risks, which include risks associated with market shifts toward more sustainable or renewable forms of energy and energy conservation. In the context of our business, this includes market shifts toward electric vehicles (“EVs”) and lower carbon business models, and potential increased energy costs. If we fail, or are perceived to fail, to keep up with these market shifts, including changes in consumer preferences and evolving stakeholder expectations, we may lose customers or face criticism from the media or our stakeholders, and our business, reputation, financial condition and results of operations could be adversely affected. Physical climate risks include risks related to extreme weather events or natural disasters, and include extreme storms and temperatures, flooding, droughts, freezes, wildfires, earthquakes and tsunamis, as well as chronic changes such as sea-level rise. Climate-related events, including the increasing frequency, severity and duration of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of merchants, Shippers, Carriers and Drivers using our platform, and may cause us to experience higher losses and additional costs to maintain or resume operations. While we and third parties may take various actions to mitigate business risks associated with climate-related events, this may require incurring substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks. Additionally, we are or may become subject to emerging environmental and social laws and regulations, including climate policies such as California’s climate-related disclosure legislation (SB 219) and regulations adopted in California in May 2021 requiring 90% of vehicle miles traveled by rideshare fleets in California to have been in zero emission vehicles by 2030, with interim targets beginning in 2023. Certain jurisdictions have also developed and implemented rules to address the environmental impact of rideshare, and additional jurisdictions may consider similar rules and regulations. We are also subject to the Corporate Sustainability Reporting Directive, which was adopted in the European Union in December 2022. In addition, Drivers may be subject to climate-related policies that indirectly impact our business, such as the Congestion Charge Zone and Ultra Low Emission Zone schemes adopted in London that impose fees on drivers in fossil-fueled vehicles, which may impact our ability to attract and maintain Drivers on our platform, and to the extent we experience Driver supply constraints in a given market, we may need to increase Driver incentives.
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
Increased attention to, and evolving expectations regarding environmental and social matters may adversely impact our business, reputation and liabilities, including in the context of certain goals we have announced.
Companies across all industries and around the globe are facing increasing scrutiny relating to their environmental and social initiatives and activities by investors, lenders, regulators, customers, employees and other stakeholders. We have taken, and may continue to take, certain environmental and social actions, including those that relate to electrification and waste reduction goals and other social matters. The increased focus on environmental and social initiatives and evolving stakeholder expectations may present operational, regulatory, reputational, financial, legal, and other risks and impacts, which could have an adverse impact on our business, including on our reputation and stock price. For example, investors and lenders may reconsider their capital investment allocation as a result of their assessment of our environmental and social practices, which may impact our access to capital.
Our ability to meet our electrification and waste reduction related goals is dependent on many external factors, including such factors as rapidly changing regulatory developments, governmental or political shifts, policies and related interpretation, action from policymakers and the wider industry, advances in technology such as battery storage, industry-wide investment, sufficient packaging alternatives, as well as the availability, cost and accessibility of EVs to Drivers, and the availability of critical EV charging infrastructure that can be efficiently accessed by Drivers. All of our electrification and waste reduction related goals are intentionally challenging, and are therefore subject to risks, uncertainties, third party information or action, and conditions, many of which are outside of our control. Progressing towards our electrification and waste reduction related goals requires us to invest significant effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise our timelines and/or goals. While progress has been made, we cannot achieve our remaining 2025 goals by the end of the year, and our 2030 goals will remain out of reach without more aggressive action from policymakers and the wider industry. There can be no assurances that our goals will be achieved in the manner we currently intend or at all, and any failure or perceived failure to meet regulatory requirements related to climate-related events, or to meet our stated electrification and waste reduction related goals on the timeframe we announced, or at all, could have an adverse impact on our costs and ability to operate, result in litigation, as well as harm our brand, reputation, and consequently, our business.
In addition, our electrification and waste reduction related goals, are also subject to certain assumptions, estimations, methodologies, and third-party information that we believed to be reasonable at the time, but which may subsequently be determined to be erroneous, insufficient, incomplete, inaccurate, or otherwise misaligned with stakeholder expectations. Any failure or perceived failure to satisfy evolving stakeholder expectations regarding our electrification and waste reduction related goals and environmental, and social reporting may harm our reputation and impact relationships with certain investors and other stakeholders.
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
Factors such as inflation, increased fuel prices, and increased vehicle purchase, rental, insurance, or maintenance costs, including increased prices of new and used vehicle parts as a result of recent tariffs, global supply chain challenges, and increased fuel prices as result of the conflict between Russia and Ukraine and the conflict in the Middle East, have and may continue to increase the costs incurred by Drivers and Carriers when providing services on our platform. Similarly, factors such as inflation, increased food costs, increased labor and employee benefit costs, increased rental costs, and increased energy costs may increase merchant operating costs, particularly in certain international markets, such as Egypt. Many of the factors affecting Driver, merchant, and Carrier costs are beyond the control of these parties. In many cases, these increased costs may cause Drivers and Carriers to spend less time providing services on our platform or to seek alternative sources of income. Likewise, these increased costs may cause merchants to pass costs on to consumers by increasing prices, which would likely cause order volume to decline, may cause merchants to cease operations altogether, or may cause Carriers to pass costs on to Shippers, which may cause shipments on our platform to decline. A decreased supply of Drivers, consumers, merchants, Shippers, or Carriers on our platform would decrease our network liquidity, which could harm our business and operating results.
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
As of March 31, 2025, we had total outstanding indebtedness of $9.6 billion aggregate principal amount. In addition, up to approximately $128 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of March 31, 2025. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
In addition, we are currently involved in litigation in a number of the jurisdictions in which we operate. We initiated some of these legal challenges to contest the application of certain laws and regulations to our business. Others have been brought by taxicab owners, local regulators, local law enforcement, and platform users, including Drivers and consumers. These include individual, multiple plaintiff, and putative class and class action claims for alleged violation of laws related to, among other things, transportation, competition, advertising, consumer protection, fee calculations, personal injuries, privacy, intellectual property, product liability, discrimination, safety, and employment. For example, in May 2019, a class action was filed against us and certain of our subsidiaries in the Supreme Court of Victoria, Australia on behalf of participants in the taxi, hire-car, limousine, and charter vehicle industry who were licensed to operate in particular regions of Australia during certain periods between April 2014 and August 2017. The class action alleges that we operated unlawfully in such regions during such periods. The court approved the class action settlement with no admission of liability by Uber. In September 2024, a constitutional reform to the judiciary in Mexico was approved, establishing that judges will be elected by citizens starting in June 2025; such reform may result in greater uncertainty in litigation outcomes if new judges lack judicial experience. These legislative and regulatory proceedings, allegations, and lawsuits are expensive and time consuming to defend, and, if resolved adversely to us, could result in financial damages or penalties, including criminal penalties, incarceration, and sanctions for individuals employed by us or parties with whom we contract, which could harm our ability to operate our business as planned in one or more of the jurisdictions in which we operate, which could adversely affect our business, revenue, and operating results.
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
We currently are subject to a number of inquiries, investigations, and requests for information from the DOJ, FTC, other federal, state and local government agencies and other foreign government agencies, the adverse outcomes of which could harm our business.
We are the subject of DOJ inquiries and investigations, as well as enforcement inquiries and investigations by other federal, state and local government agencies and other regulators abroad. Those inquiries and investigations cover a broad range of matters, including but not limited to, our business practices, such as fees, driver and courier earnings, consumer pricing, earner benefits, and related disclosures, and policies and practices related to use of our platform by consumers with disabilities. These issues may continue to lead to costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.
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
We face risks related to our collection, use, transfer, disclosure, deletion and other processing of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action, and negative press about our privacy and data protection practices.
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
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we have been, and may continue to become, subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. In addition, the GDPR contains a provision that individuals shall have the right not to be subject to a decision based solely on automated processing, including profiling, which produces legal effects concerning them or similarly significantly affects them. Decisions based on AI or on automated processing of data, or insufficient disclosures regarding this processing, have and could impair our business and have and could subject us to lawsuits, regulatory investigations or other harm. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) certain decisions based solely on automated processing, including profiling. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, including for automated processing, decision making, and profiling, which will increase our compliance costs and the risks associated with non-compliance. For example, the California Consumer Privacy Act (“CCPA”), which provided new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Other U.S. states have adopted, and likely will continue to adopt, similar laws that provide new consumer privacy rights and business operational requirements. Brazil provides another example, having passed the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) in 2018, which is now in effect. These laws may be subject to amendments and regulations that may change over time, or result in additional follow-on laws such as the California Privacy Rights Act passed in California in November 2020. For further information on risks related to our use of certain decisions based solely on automated processing or profiling, see the risk factor titled “—Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the tools and data sets used, and/or a complex, developing regulatory environment.”
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
We have in the past been, are currently, and may in the future become, involved in private actions, collective actions, investigations, and various other legal proceedings by Drivers, consumers, merchants, Shippers, Carriers, employees, commercial partners, competitors or, government agencies, among others. We are currently party to various legal and regulatory matters that have arisen in the normal course of business and include, among others, alleged independent contractor misclassification claims, Fair Credit Reporting Act (“FCRA”) claims, alleged background check violations, pricing and advertising claims, unfair competition claims, intellectual property claims, employment discrimination and other employment-related claims, Americans with Disabilities Act, (“ADA”) claims, data and privacy claims, securities claims, antitrust claims, personal injury claims, challenges to regulations, and other matters. The results of any such litigation, investigations, and legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, costly, and harmful to our reputation, and could require significant amounts of management time and corporate resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement, we could be exposed to monetary damages or be forced to change the way in which we operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
	(in thousands)		(in thousands)	(in millions)
January 1, 2025 to January 31, 2025	18,579	$66.59	18,579	$4,513
February 1, 2025 to February 28, 2025	4,266	$67.46	4,266	$4,225
March 1, 2025 to March 31, 2025	3,742	$73.50	3,742	$3,950
Total	26,587		26,587
(1) Average price paid per share excludes broker commissions and fees.
(2) In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock. For additional information, refer to Note 5 – Stockholders' Equity in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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

UBER TECHNOLOGIES, INC.

Date: May 7, 2025	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2025	By: /s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Chief Financial Officer
(Principal Financial Officer)