Form 10-Q
period 2025-06-30
Uber Technologies, Inc
filed 2025-08-06
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of August 4, 2025 was 2,085,418,676.

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
•our expectations regarding financial performance, including but not limited to revenue, achieving or maintaining profitability, our ability to generate or maintain positive Adjusted EBITDA or Free Cash Flow, expenses, and other results of operations;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2024	As of June 30, 2025
Assets
Cash and cash equivalents	$5,893	$6,438
Short-term investments	1,084	932
Restricted cash and cash equivalents	545	1,191
Accounts receivable, net of allowance of $95 and $101, respectively	3,333	3,769
Prepaid expenses and other current assets	1,390	1,777
Total current assets	12,245	14,107
Restricted cash and cash equivalents	2,172	2,038
Restricted investments	7,019	7,864
Investments	8,460	8,660
Equity method investments	302	331
Property and equipment, net	1,952	1,948
Operating lease right-of-use assets	1,158	1,153
Intangible assets, net	1,125	1,187
Goodwill	8,066	8,907
Deferred tax assets	6,171	6,524
Other assets	2,574	3,263
Total assets	$51,244	$55,982
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$858	$1,022
Short-term insurance reserves	2,754	3,107
Operating lease liabilities, current	175	176
Accrued and other current liabilities	7,689	8,381
Total current liabilities	11,476	12,686
Long-term insurance reserves	7,042	8,183
Long-term debt, net of current portion	8,347	9,578
Operating lease liabilities, non-current	1,454	1,438
Other long-term liabilities	449	467
Total liabilities	28,768	32,352
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	93	183
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,107,953 and 2,086,768 shares issued and outstanding, respectively	—	—
Additional paid-in capital	42,801	40,625
Accumulated other comprehensive loss	(517)	(435)
Accumulated deficit	(20,726)	(17,592)
Total Uber Technologies, Inc. stockholders' equity	21,558	22,598
Non-redeemable non-controlling interests	825	849
Total equity	22,383	23,447
Total liabilities, redeemable non-controlling interests and equity	$51,244	$55,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue	$10,700	$12,651	$20,831	$24,184
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	6,488	7,611	12,656	14,548
Operations and support	682	696	1,367	1,364
Sales and marketing	1,115	1,210	2,032	2,267
Research and development	760	840	1,550	1,655
General and administrative	686	669	1,895	1,326
Depreciation and amortization	173	175	363	346
Total costs and expenses	9,904	11,201	19,863	21,506
Income from operations	796	1,450	968	2,678
Interest expense	(139)	(108)	(263)	(213)
Other income (expense), net	420	162	(258)	424
Income before income taxes and loss from equity method investments	1,077	1,504	447	2,889
Provision for (benefit from) income taxes	57	142	86	(260)
Loss from equity method investments	(12)	(12)	(16)	(25)
Net income including non-controlling interests	1,008	1,350	345	3,124
Less: net loss attributable to non-controlling interests, net of tax	(7)	(5)	(16)	(7)
Net income attributable to Uber Technologies, Inc.	$1,015	$1,355	$361	$3,131
Net income per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$0.49	$0.65	$0.17	$1.50
Diluted	$0.47	$0.63	$0.15	$1.46
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	2,092,180	2,091,106	2,085,324	2,091,781
Diluted	2,150,019	2,125,628	2,151,647	2,124,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Net income including non-controlling interests	$1,008	$1,350	$345	$3,124
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(41)	52	(49)	83
Change in unrealized loss on investments in available-for-sale debt securities	(1)	(2)	(9)	(1)
Other comprehensive income (loss), net of tax	(42)	50	(58)	82
Comprehensive income including non-controlling interests	966	1,400	287	3,206
Less: comprehensive loss attributable to non-controlling interests	(7)	(5)	(16)	(7)
Comprehensive income attributable to Uber Technologies, Inc.	$973	$1,405	$303	$3,213
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

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2024	$93	2,107,953	$—	$42,801	$(517)	$(20,726)	$825	$22,383
Exercise of stock options	—	657	—	8	—	—	—	8
Stock-based compensation	—	—	—	448	—	—	—	448
Issuance of common stock for settlement of RSUs	—	10,293	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(460)	—	(33)	—	—	—	(33)
Repurchase of common stock	—	(26,587)	—	(1,800)	—	—	—	(1,800)
Re-measurement of non-controlling interests	18	—	—	(18)	—	—	—	(18)
Unrealized gain on investments in available-for-sale debt securities, net of tax	—	—	—	—	1	—	—	1
Foreign currency translation adjustment	—	—	—	—	31	—	—	31
Net income (loss)	(18)	—	—	—	—	1,780	12	1,792
Balance as of March 31, 2025	93	2,091,856	—	41,406	(485)	(18,946)	837	22,812
Exercise of stock options	—	370	—	7	—	—	—	7
Stock-based compensation	—	—		489	—	—	—	489
Issuance of common stock for settlement of RSUs	—	8,809	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	2,151	—	119	—	—	—	119
Shares withheld related to net share settlement	—	(58)	—	(5)	—	—	—	(5)
Repurchase of common stock	—	(16,360)	—	(1,377)	—	—	—	(1,377)
Re-measurement of non-controlling interests	14	—	—	(14)	—	—	—	(14)
Redemption of non-controlling interest	(39)	—	—	—	—	—	—	—
Recognition of non-controlling interest upon acquisition	130	—	—	—	—	—	—	—
Unrealized gain (loss) on investments in available-for-sale debt securities, net of tax	—	—	—	—	(2)	—	—	(2)
Foreign currency translation adjustment	1	—	—	—	52	—	—	52
Net income (loss)	(16)	—	—	—	—	1,354	12	1,366
Balance as of June 30, 2025	$183	2,086,768	$—	$40,625	$(435)	$(17,592)	$849	$23,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2025
Cash flows from operating activities
Net income including non-controlling interests	$345	$3,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375	359
Stock-based compensation	939	910
Deferred income taxes	(23)	(325)
Unrealized (gain) loss on debt and equity securities, net	388	(34)
Unrealized foreign currency transactions	209	(152)
Other	(87)	79
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(584)	(335)
Prepaid expenses and other assets	(430)	(748)
Operating lease right-of-use assets	93	89
Accounts payable	(24)	131
Accrued insurance reserves	1,371	1,487
Accrued expenses and other liabilities	745	410
Operating lease liabilities	(81)	(107)
Net cash provided by operating activities	3,236	4,888
Cash flows from investing activities
Purchases of property and equipment	(156)	(163)
Purchases of non-marketable equity securities	(232)	(191)
Purchases of marketable securities	(5,317)	(7,635)
Proceeds from maturities and sales of marketable securities	3,851	7,033
Acquisition of businesses, net of cash acquired	—	(804)
Other investing activities	(64)	(243)
Net cash used in investing activities	(1,918)	(2,003)
Cash flows from financing activities
Issuance of term loan and notes, net of issuance costs	—	1,127
Principal repayment on term loan and notes	(13)	—
Principal payments on finance leases	(77)	(75)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	103	120
Repurchases of common stock	(325)	(3,148)
Other financing activities	21	(81)
Net cash used in financing activities	(291)	(2,057)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(150)	229
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	877	1,057
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	7,004	8,610
End of period	$7,881	$9,667

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets

Cash and cash equivalents	$4,497	$6,438
Restricted cash and cash equivalents-current	776	1,191
Restricted cash and cash equivalents-non-current	2,608	2,038
Total cash and cash equivalents, and restricted cash and cash equivalents	$7,881	$9,667

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$260	$187
Income taxes, net of refunds	157	167
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
In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, comprehensive income, cash flows and the change in equity for the periods presented.
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

Note 2 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2024	June 30, 2025
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$167	$201
Commercial paper	220	306
Corporate bonds	659	384
Certificates of deposit	38	41
Short-term investments	$1,084	$932

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$5,552	$6,112
Commercial paper	179	60
Corporate bonds	1,288	1,678
Asset-backed securities	—	14
Restricted investments	$7,019	$7,864

Classified as investments:
Non-marketable equity securities:
Didi	$2,602	$2,792
Other (2)	608	778
Marketable equity securities:
Grab	2,529	2,696
Aurora (3), (4)	2,054	1,708
Other	523	540
Note receivable from a related party (2)	144	146
Investments	$8,460	$8,660
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.
(2) These balances include certain investments recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.
(3) In connection with Aurora Innovation, Inc. (“Aurora”)’s November 2021 initial public offering, 25% of our initial shares remain subject to lock-up restrictions through November 2025.
(4) In connection with our exchangeable senior notes due in 2028 (the “2028 Exchangeable Senior Notes”), approximately 48% of our Aurora Class A common stocks is pledged as collateral and cannot be sold or transferred during the term of the 2028 Exchangeable Senior Notes until the obligations are fulfilled or the pledged assets are otherwise released under a collateral agreement. Refer to Note 3 – Long-Term Debt and Credit Arrangements for further information.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2024				As of June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,868	$—	$—	$1,868	$434	$—	$—	$434
U.S. government and agency securities	—	5,848	—	5,848	—	6,943	—	6,943
Commercial paper	—	702	—	702	—	1,306	—	1,306
Corporate bonds	—	1,974	—	1,974	—	2,064	—	2,064
Asset-backed securities	—	—	—	—	—	14	—	14
Certificates of deposit	—	38	—	38	—	41	—	41
Non-marketable equity securities	—	—	11	11	—	—	10	10
Marketable equity securities	5,106	—	—	5,106	4,944	—	—	4,944
Note receivable from a related party	—	—	144	144	—	—	146	146
Total financial assets	$6,974	$8,562	$155	$15,691	$5,378	$10,368	$156	$15,902
Financial Liabilities
2028 Exchangeable Senior Notes (1)	$—	$—	$—	$—	$—	$1,224	$—	$1,224
Total financial liabilities	$—	$—	$—	$—	$—	$1,224	$—	$1,224
(1) Refer to Note 3 – Long-Term Debt and Credit Arrangements for further information.
During the six months ended June 30, 2025, we did not make any transfers into or out of Level 3 of the fair value hierarchy.
Debt Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities (in millions):

	As of December 31, 2024				As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$5,843	$7	$(2)	$5,848	$6,941	$3	$(1)	$6,943
Commercial paper	702	—	—	702	1,306	—	—	1,306
Corporate bonds	1,975	1	(2)	1,974	2,063	2	(1)	2,064
Asset-backed securities	—	—	—	—	14	—	—	14
Certificates of deposit	38	—	—	38	41	—	—	41
Total	$8,558	$8	$(4)	$8,562	$10,365	$5	$(2)	$10,368
As of December 31, 2024 and June 30, 2025, there were no allowance for credit losses related to our debt securities. The weighted-average remaining maturity of our debt securities was less than one year as of June 30, 2025.
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
As of June 30, 2025, the fair value of our outstanding derivative assets and liabilities were not material. We did not record any material realized or unrealized gains or losses for our financial derivative instruments during the three and six months ended June 30, 2025.

We have master netting arrangements with certain counterparties to our foreign currency exchange contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. We have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. As of June 30, 2025, there were no rights of set-off associated with our foreign currency exchange contracts.
The total notional amount of outstanding derivatives not designated as hedging instruments was $2.0 billion as of June 30, 2025.
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
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2024	June 30, 2025
Initial cost basis	$2,030	$2,202
Upward adjustments	2,611	2,802
Downward adjustments (including impairment)	(1,442)	(1,444)
Total carrying value at the end of the period	$3,199	$3,560
Didi Investment
We measure the fair value of our Didi investment based on the closing share price of the Didi American Depositary Shares on the over-the-counter market as an observable transaction for similar securities.
Note 3 – Long-Term Debt and Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2024	June 30, 2025	Stated Interest Rates	Effective Interest Rates	Maturities
2025 Convertible Notes (1)	$1,150	$1,150	0.00%	0.2%	December 2025
2028 Convertible Notes	1,725	1,725	0.875%	1.1%	December 2028
2028 Exchangeable Senior Notes	—	1,224	0.00%	0.0%	May 2028
2027 Senior Note	700	700	7.50%	7.7%	September 2027
2028 Senior Note	500	500	6.25%	7.0%	January 2028
2029 Senior Note	1,500	1,500	4.50%	4.7%	August 2029
2030 Senior Note	1,250	1,250	4.30%	4.5%	January 2030
2034 Senior Note	1,500	1,500	4.80%	4.9%	September 2034
2054 Senior Note	1,250	1,250	5.35%	5.4%	September 2054
Total debt (2)	9,575	10,799
Less: unamortized discount and issuance costs	(78)	(71)
Less: current portion of long-term debt (1)	(1,150)	(1,150)
Total long-term debt	$8,347	$9,578
(1) The 2025 Convertible Notes will mature on December 15, 2025, and was classified within accrued and other current liabilities on our condensed consolidated balance sheets.

(2) The total fair value of our outstanding debt was $9.5 billion and $11.6 billion as of December 31, 2024 and June 30, 2025, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
The 2030, 2034 and 2054 senior notes are our unsecured debt obligations. The 2027, 2028 and 2029 senior notes are guaranteed by certain of our material domestic restricted subsidiaries. The 2027, 2028, 2029, 2030, 2034 and 2054 senior notes are collectively referred to as “Senior Notes”. Interest on the Senior Notes is payable semi-annually in arrears. The entire principal amounts of the Senior Notes are due at the respective maturity dates, and we may redeem the Senior Notes at any time, in whole or in part, at specified redemption prices. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of June 30, 2025.
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
As of June 30, 2025, none of the conditions permitting the holders of the 2028 Convertible Notes to convert their notes early had been met. Therefore, the 2028 Convertible Notes were classified as long-term.
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
As of June 30, 2025, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. The 2025 Convertible Notes will mature on December 15, 2025, unless earlier converted, redeemed or repurchased, and therefore was classified as accrued and other current liabilities.
The initial conversion rate is 12.3701 shares of common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $80.84 per share of the common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid special interest.
Upon conversion of the 2025 Convertible Notes, we will pay or deliver, as the case may be, cash or a combination of cash and shares of our common stock, at our election. We may redeem for cash all or any portion of the notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
For the three and six months ended June 30, 2024 and 2025, interest expense with respect to our convertible notes, which includes the amortization of debt discount and issuance costs, was immaterial.
2028 Exchangeable Senior Notes
In May 2025, we issued $1.15 billion aggregate principal amount of 0.00% exchangeable senior notes due in 2028 to an investment bank acting as initial purchaser (the “Initial Purchaser”), including the exercise in full by the Initial Purchaser of the 2028 Exchangeable Senior Notes of its option to purchase up to an additional $150 million aggregate principal amount of the 2028 Exchangeable Senior Notes. The 2028 Exchangeable Senior Notes were issued in a private placement to the Initial Purchaser in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and the Initial Purchaser subsequently resold to persons reasonably believed to be qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended. The 2028 Exchangeable Senior Notes will not bear regular interest, and the principal amount of the notes will not accrete. The 2028 Exchangeable Senior Notes will mature on May 15, 2028, unless earlier exchanged, redeemed or repurchased. Upon exchange of the 2028 Exchangeable Senior Notes, we, at our election, may deliver cash, or, subject to certain conditions, units of reference property (a “unit of reference property), or a combination of cash and units of reference property. Initially, each unit of reference property is comprised of one share of Aurora Class A common stock.
The initial exchange rate is 117.6471 shares of the Aurora Class A common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.50 per share of the Aurora Class A common stock. The exchange rate will be subject to adjustment in some events. In addition, following certain corporate events involving the Uber or Aurora that occur prior to the maturity date or if the Uber delivers a notice of redemption, Uber will, in certain circumstances, increase the exchange rate for a holder who elects to exchange its notes in connection with such a corporate event or exchange its 2028 Exchangeable Senior Notes called (or deemed called) for redemption during the related redemption period, as the case may be.

Holders of the 2028 Exchangeable Senior Notes may exchange their notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2025 (and only during such calendar quarter), if the value of a unit of reference property for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price then in effect on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “2028 Exchangeable Senior Notes measurement period”) in which the trading price (as defined in the indenture governing the 2028 Exchangeable Senior Notes) per $1,000 principal amount of notes for each trading day of the 2028 Exchangeable Senior Notes measurement period was less than 98% of the product of the value of a unit of reference property and the exchange rate on each such trading day; (3) if we call the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On or after February 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their notes at their option at any time, regardless of the foregoing conditions.
As of June 30, 2025, none of the conditions permitting the holders of the 2028 Exchangeable Senior Notes to exchange their notes early had been met. Therefore, the 2028 Exchangeable Senior Notes were classified as long-term.
We may not redeem the notes prior to May 21, 2027. We may redeem for cash all or any portion of the notes, at our option, on or after May 21, 2027 if the value of a unit of reference property has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the notice of redemption at a redemption price equal to 100% of the principal amount of the 2028 Exchangeable Senior Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
The indenture governing the 2028 Exchangeable Senior Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
We have elected to account for the 2028 Exchangeable Senior Notes in its entirety at fair value in our condensed consolidated financial statements due to the readily available market price of identical debt instruments. Changes in the fair value included in earnings are recorded in other income (expense), net within the condensed consolidated statement of operations, and the changes in fair value attributable to instrument-specific credit risk are recognized in other comprehensive income (loss).
Credit Agreement
Our credit agreement (“Credit Agreement”) provides for $5.0 billion in aggregate amount of commitments for senior unsecured revolving loans, which will mature on September 26, 2029, unless otherwise extended in accordance with the terms of the Credit Agreement. Proceeds from any borrowings under the Credit Agreement may be used for general corporate purposes. The Credit Agreement is unsecured and is not guaranteed by any of our subsidiaries. The Credit Agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes. The Credit Agreement also contains customary events of default. As of December 31, 2024 and June 30, 2025, there was no balance outstanding on the Credit Agreement, and we were in compliance with all covenants in the Credit Agreement.
Letters of Credit
For purposes of securing obligations related to leases, insurance contracts, and other contractual obligations, we also maintain agreements for letters of credit. As of December 31, 2024 and June 30, 2025, we had letters of credit outstanding of $1.4 billion and $1.7 billion, respectively, of which the letters of credit that reduced the available credit under the Credit Agreement were $354 million and $342 million, respectively.
Commercial Paper
In June 2025, we established a commercial paper program (the “Program”) under which we may issue unsecured commercial paper notes, not to exceed $2.0 billion outstanding at any time, with maturities of up to 397 days. The commercial paper notes will rank at least pari passu in right of payment with all of our other unsecured and unsubordinated indebtedness except any indebtedness owing to creditors whose claims are mandatorily preferred by laws of general application. We intend to use the net proceeds of the Program for general corporate purposes. As of June 30, 2025, we had no commercial paper notes outstanding.
Note 4 – Supplemental Financial Statement Information

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2024	June 30, 2025
Prepaid expenses	$415	$423
Other receivables	482	637
Other	493	717
Prepaid expenses and other current assets	$1,390	$1,777
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2024	June 30, 2025
Accrued legal, regulatory and non-income taxes	$1,533	$1,507
Accrued Drivers and Merchants liability	1,421	2,260
Accrued compensation and employee benefits	649	480
Income and other tax liabilities	751	814
Current portion of long-term debt	1,150	1,150
Other	2,185	2,170
Accrued and other current liabilities	$7,689	$8,381
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2024	June 30, 2025
Deferred tax liabilities	$9	$68
Other	440	399
Other long-term liabilities	$449	$467
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Interest income	$176	$181	$335	$350
Foreign currency exchange gains (losses), net	(83)	97	(247)	147
Unrealized gain (loss) on debt and equity securities, net (1)	333	(17)	(388)	34
Other, net	(6)	(99)	42	(107)
Other income (expense), net	$420	$162	$(258)	$424
(1) During the three months ended June 30, 2024, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $220 million unrealized gain on our Grab investment, and a $178 million unrealized gain on our Didi investment.
During the six months ended June 30, 2024, unrealized loss on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $522 million unrealized loss on our Aurora investment, partially offset by a $109 million gain on our Didi investment and a $96 million gain on our Grab investment.

During the three months ended June 30, 2025, unrealized loss on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $482 million unrealized loss on our Aurora investment, partially offset by a $268 million unrealized gain on our Grab investment, a $110 million unrealized gain on our Joby investment, and an $87 million net unrealized gain on our other investments.
During the six months ended June 30, 2025, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $190 million unrealized gain on our Didi investment, a $166 million unrealized gain on our Grab investment, and a $24 million net unrealized gain on our other investments, partially offset by a $346 million unrealized loss on our Aurora investment.
Note 5 – Stockholders' Equity
Stock Option and SAR Activity
A summary of stock option and SAR activity for the six months ended June 30, 2025 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2024	33	7,198	$40.16	4.90	$153
Granted	—	484	$74.44
Exercised	(9)	(1,029)	$14.76
Canceled and forfeited	(3)	(141)	$39.82
As of June 30, 2025	21	6,512	$46.77	5.05	$304
Exercisable as of June 30, 2025	21	2,694	$26.98	3.37	$180
RSU Activity
The following table summarizes the activity related to our RSUs for the six months ended June 30, 2025 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	66,202	$48.49
Granted	30,509	$74.84
Vested	(18,850)	$44.95
Canceled and forfeited	(4,644)	$52.55
Unvested and outstanding as of June 30, 2025	73,217	$60.12
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Operations and support	$54	$59	$121	$111
Sales and marketing	24	28	45	52
Research and development	277	284	576	548
General and administrative	100	104	197	199
Total	$455	$475	$939	$910
As of June 30, 2025, there was $4.2 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.90 years.
The income tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation expense were not material during the three and six months ended June 30, 2024 and 2025.

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
During the first quarter of 2025, we completed an accelerated share repurchase (“ASR”) to repurchase $1.5 billion of our outstanding common stock as part of our previously announced Share Repurchase Program.
During the three and six months ended June 30, 2025, we repurchased, and subsequently retired, 16.4 million and 42.9 million shares of common stock, respectively, for $1.4 billion and $3.2 billion, respectively, excluding broker commissions and fees. As of June 30, 2025, we had approximately $2.6 billion available to repurchase shares pursuant to the Share Repurchase Program.
The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases. During the three and six months ended June 30, 2025, the excise tax on net share repurchases was not material.
Note 6 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $57 million and $86 million for the three and six months ended June 30, 2024, respectively, and $142 million and ($260) million for the three and six months ended June 30, 2025, respectively. During the three months ended June 30, 2024, the income tax expense was primarily driven by our foreign operations. During the six months ended June 30, 2024, the income tax expense was primarily driven by our foreign operations, offset by the deferred U.S. tax impact related to our investment in Aurora. During the three months ended June 30, 2025, the income tax expense was primarily driven by the tax expense on our earnings. During the six months ended June 30, 2025, the income tax benefit was primarily driven by a stock loss and capitalized research and development expenses, offset by the tax expense on our earnings.
During the six months ended June 30, 2025, the amount of gross unrecognized tax benefits increased by $644 million, of which approximately $318 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $326 million of unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
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
An estimate of changes to unrecognized tax benefits recorded as of June 30, 2025, that are reasonably possible to occur within the next 12 months cannot be made.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through June 30, 2025. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.
Based on all available positive and negative evidence, we continue to maintain a valuation allowance against the California R&D credits, as we believe it is not more-likely-than-not to be realized, as we expect R&D tax credit generation to exceed our ability to use these credits in future periods.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation includes significant provisions, such as permanent extensions and modifications of certain provisions of the Tax Cuts and Jobs Act and modifications to the U.S. international tax system. The OBBBA contains multiple effective dates, with certain provisions taking effect in 2025 and 2026.
We are currently evaluating the provisions of the new law. However, we do not expect a material impact to our current year financial position, results of operations, or cash flow.
Note 7 – Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the periods presented. Diluted net income per share is computed by giving effect to all potential weighted average dilutive common stock. For diluted net income per share, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if-converted method, as applicable.
We take into account the effect on consolidated net income per share of dilutive securities of entities in which we hold equity interests that are accounted for using the equity method.
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Basic net income per share:
Numerator
Net income including non-controlling interests	$1,008	$1,350	$345	$3,124
Net loss attributable to non-controlling interests, net of tax	(7)	(5)	(16)	(7)
Net income attributable to common stockholders	$1,015	$1,355	$361	$3,131
Denominator
Basic weighted-average common stock outstanding	2,092,180	2,091,106	2,085,324	2,091,781
Basic net income per share attributable to common stockholders (1)	$0.49	$0.65	$0.17	$1.50
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$1,015	$1,355	$361	$3,131
Assumed net loss attributable to Freight Holding contingently issuable shares	(14)	(14)	(30)	(27)
Diluted net income attributable to common stockholders	$1,001	$1,341	$331	$3,104
Denominator
Number of shares used in basic net income per share computation	2,092,180	2,091,106	2,085,324	2,091,781
Dilutive effect of equity awards	43,560	28,419	48,869	27,712
Dilutive effect of Freight Holding contingently issuable shares	11,958	701	15,133	827
Dilutive effect of Convertible Notes	—	3,081	—	1,540
Dilutive effect of other contingently issuable shares	2,321	2,321	2,321	2,321
Diluted weighted-average common stock outstanding	2,150,019	2,125,628	2,151,647	2,124,181
Diluted net income per share attributable to common stockholders (1)	$0.47	$0.63	$0.15	$1.46
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
During the three and six months ended June 30, 2024, approximately 23 million shares of common stock underlying equity awards were excluded from the computation of diluted net income per share during the periods presented because their effect would have been antidilutive.
During the three and six months ended June 30, 2025, approximately 5 million shares of common stock underlying equity awards were excluded from the computation of diluted net income per share during the periods presented because their effect would have been antidilutive.

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

Our segment operating performance measure is segment Adjusted EBITDA. The CODM uses segment Adjusted EBITDA to evaluate segment operating performance, generate future operating plans, and make strategic decisions. The CODM does not evaluate operating segments using asset information and, accordingly, we do not report asset information by segment. Segment Adjusted EBITDA excludes non-cash items or items that management does not believe are reflective of our ongoing core operations (as shown in the tables below).
The following tables provides information about our segments and a reconciliation to income (loss) before income taxes and income (loss) from equity method investments (in millions):

	Three Months Ended June 30, 2024
	Mobility	Delivery	Freight	Total
Revenue	$6,134	$3,293	$1,273	$10,700
Platform Participant direct transaction costs (1)	(1,682)	(1,324)	(1,146)	(4,152)
Other (2)	(2,885)	(1,381)	(139)	(4,405)
Segment Adjusted EBITDA	$1,567	$588	$(12)	2,143
Reconciling items:
Corporate G&A and Platform R&D (3)				(573)
Depreciation and amortization				(173)
Stock-based compensation expense				(455)
Legal, tax, and regulatory reserve changes and settlements (4)				(134)
Acquisition, financing and divestitures related expenses				(3)
Restructuring and related charges				(9)
Income from operations				796
Interest expense				(139)
Other income (expense), net				420
Income before income taxes and loss from equity method investments				$1,077

	Three Months Ended June 30, 2025
	Mobility	Delivery	Freight	Total
Revenue	$7,288	$4,102	$1,261	$12,651
Platform Participant direct transaction costs (1)	(2,058)	(1,649)	(1,133)	(4,840)
Other (2)	(3,325)	(1,580)	(134)	(5,039)
Segment Adjusted EBITDA	$1,905	$873	$(6)	2,772
Reconciling items:
Corporate G&A and Platform R&D (3)				(653)
Depreciation and amortization				(175)
Stock-based compensation expense				(475)
Acquisition, financing and divestitures related expenses				(19)
Income from operations				1,450
Interest expense				(108)
Other income (expense), net				162
Income before income taxes and loss from equity method investments				$1,504

	Six Months Ended June 30, 2024
	Mobility	Delivery	Freight	Total
Revenue	$11,767	$6,507	$2,557	$20,831
Platform Participant direct transaction costs (1)	(3,119)	(2,666)	(2,305)	(8,090)
Other (2)	(5,602)	(2,725)	(285)	(8,612)
Segment Adjusted EBITDA	$3,046	$1,116	$(33)	4,129
Reconciling items:
Corporate G&A and Platform R&D (3)				(1,177)
Depreciation and amortization				(363)
Stock-based compensation expense				(939)
Legal, tax, and regulatory reserve changes and settlements (4)				(661)
Goodwill and asset impairments/loss on sale of assets				3
Acquisition, financing and divestitures related expenses				(8)
Restructuring and related charges				(16)
Income from operations				968
Interest expense				(263)
Other income (expense), net				(258)
Income before income taxes and loss from equity method investments				$447

	Six Months Ended June 30, 2025
	Mobility	Delivery	Freight	Total
Revenue	$13,784	$7,879	$2,521	$24,184
Platform Participant direct transaction costs (1)	(3,829)	(3,155)	(2,267)	(9,251)
Other (2)	(6,297)	(3,088)	(267)	(9,652)
Segment Adjusted EBITDA	$3,658	$1,636	$(13)	5,281
Reconciling items:
Corporate G&A and Platform R&D (3)				(1,294)
Depreciation and amortization				(346)
Stock-based compensation expense				(910)
Legal, tax, and regulatory reserve changes and settlements (4)				(28)
Acquisition, financing and divestitures related expenses				(22)
Loss on lease arrangement, net				(2)
Restructuring and related charges				(1)
Income from operations				2,678
Interest expense				(213)
Other income (expense), net				424
Income before income taxes and loss from equity method investments				$2,889
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
Geographic Information
The following table presents our revenues disaggregated by geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
United States and Canada ("US&CAN")	$5,825	$6,561	$11,298	$12,780
Latin America ("LatAm")	679	789	1,389	1,506
Europe, Middle East and Africa ("EMEA")	2,987	3,897	5,743	7,218
Asia Pacific ("APAC")	1,209	1,404	2,401	2,680
Total revenue	$10,700	$12,651	$20,831	$24,184

Note 9 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2024 and June 30, 2025, we had recorded aggregate liabilities of $1.5 billion of which $221 million and $200 million, respectively, relate to non-income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. The parties petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. The case had been stayed pending appeal of the denial of a motion to compel arbitration, however the California Supreme Court denied review on January 17, 2024, and the case was remitted back to the Superior Court on January 29, 2024 for further proceedings. On July 2, 2024, the Superior Court lifted the stay. We intend to continue to vigorously defend ourselves. The ultimate resolution of these matters is uncertain and the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2025.

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
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2025.
URSSAF Assessment
In December 2024, the Social Security authorities in France (“URSSAF”) issued a letter of observations to Uber, proposing a reassessment of social security contributions. In February 2025, Uber submitted a formal response, strongly contesting the basis of URSSAF's position. URSSAF replied with an assessment in June 2025, which Uber intends to appeal and vigorously challenge. Our chances of success on the merits are still uncertain and any reasonably possible loss or range of loss cannot be estimated.
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
State Unemployment Taxes
New Jersey Department of Labor
In 2018, the New Jersey Department of Labor (“NJDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2018. The NJDOL made an assessment on November 12, 2019, against Uber and its subsidiaries . Both assessments were calculated through November 15, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2018. The NJDOL has provided several assessments from February through October 2021. We have submitted payment for the principal revised amount of the assessment and have since reached agreement on and paid the remaining amounts allegedly owed from 2014 through 2018.
The NJ DOL has initiated an audit for the period of 2019 through the second quarter of 2023. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2025.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period. In 2022, we received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for the years 2018 - 2020 covering couriers who used the Postmates platform and received an assessment in June 2023. We are in the process of appealing the assessment. The ultimate resolution of the matter is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2025.
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
As of June 30, 2025, we have received multiple assessments from the HMRC disputing our application of VAT Order 1987 for the period of March 2022 to September 2024, totaling approximately $1.8 billion (£1.4 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
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
Uber Freight Holding Corporation
Total assets included on the condensed consolidated balance sheets for our consolidated VIE, Uber Freight Holding Corporation (“Freight Holding”), as of December 31, 2024 and June 30, 2025 were $3.4 billion and $3.4 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for this VIE as of December 31, 2024 and June 30, 2025 were $724 million and $755 million, respectively.
As of June 30, 2025, we own the majority of the issued and outstanding capital stock of Freight Holding and report a non-controlling interest as further described in Note 11 – Non-Controlling Interests.
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
Our carrying amounts of assets recognized on the condensed consolidated balance sheets and maximum exposure to loss related to unconsolidated VIEs were (in millions):

	As of
	December 31, 2024	June 30, 2025
Total assets (1)	$678	$1,196
Maximum exposure to loss (2)	803	1,332
(1) Total assets includes a term loan to Moove Cars Mobility, S.L., formerly Garment Investments S.L. dba Moove (“Moove”). As of December 31, 2024 and June 30, 2025, the term loan to Moove was $288 million and $380 million, respectively, and accounted for as a loan receivable, carried at amortized cost recorded within other assets on the condensed consolidated balance sheets. In 2021, we entered into and completed a series of agreements with Moove, including (i) an equity investment, through preferred shares, (ii) a term loan to Moove, and (iii) a commercial partnership agreement. After this series of agreements, Moove is considered a related party.
Our carrying amounts of liabilities recognized on the condensed consolidated balance sheets were not material as of December 31, 2024 and June 30, 2025.
(2) Our maximum exposure to loss includes the carrying amounts of assets and liabilities recognized on our condensed consolidated balance sheets as well as an immaterial financial guarantee.
Note 11 – Non-Controlling Interests
Freight Holding
As of both December 31, 2024 and June 30, 2025, we owned 84% of our subsidiary Freight Holding’s capital stock, or 80% and 78%, respectively, on a fully-diluted basis. The minority stockholders of Freight Holding include, among others: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) current and former employees who hold fully vested shares.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within 30 days. As of December 31, 2024 and June 30, 2025, the liability related to the supplier financing program was immaterial and the amounts are included within accounts payable on the condensed consolidated balance sheets.
Trendyol GO
On June 17, 2025, we closed the acquisition of an 85% controlling stake in Trendyol GO. Refer to Note 12 – Business Combinations for further information. As of June 30, 2025, the non-controlling interest in Trendyol GO was classified as redeemable non-controlling interest as it is subject to a put/call agreement that is not solely within our control. The put or call is exercisable in the first quarter of 2031. At each balance sheet date, the carrying value of the redeemable non-controlling interest will be adjusted to the estimated redemption value. There were no adjustments as of June 30, 2025.
Note 12 – Business Combinations
Trendyol GO
On May 6, 2025, we entered into an agreement with Trendyol Group to acquire 85% controlling stake in its Trendyol GO online meal and grocery delivery business in Türkiye.
On June 17, 2025, we completed the acquisition of an 85% controlling stake in Trendyol GO in an all-cash transaction, allowing us to expand our Delivery business in the Turkish market.

The acquisition of Trendyol GO has been accounted for as a business combination. The acquisition date fair value of the consideration transferred was $697 million.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Current assets	$64
Goodwill	705
Intangible assets	151
Other long-term assets	6
Total assets acquired	926
Current liabilities	(65)
Deferred tax liability	(34)
Total liabilities assumed	(99)
Less: Redeemable non-controlling interests	(130)
Net assets acquired	$697
The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to anticipated operational synergies and the assembled workforce of Trendyol GO. Goodwill was assigned to the Delivery segment. The purchase price allocation is preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed, including related deferred income taxes, become available.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except years):

	Fair Value	Weighted Average Remaining Useful Life - Years
Consumer, Merchant and other relationships	$85	12
Developed technology	41	2
Trade name, trademarks and other	25	3
Total	$151
Consumer, Merchant and other relationships represent the fair value of the underlying relationships with Merchants (such as restaurants), end-users, and Couriers. Developed technology represents the fair value of Trendyol GO’s technology. Trade name, trademarks and other relate to the “Trendyol GO” trade name, trademarks, and domain names. The overall weighted average useful life of the identified amortizable intangible assets acquired is 8 years.
The results of Trendyol GO were included in our condensed consolidated financial statements from the date of acquisition. Trendyol GO contributed an immaterial amount of revenue and loss before taxes during the three months ended June 30, 2025.
Note 13 – Subsequent Events
Lucid Group Inc. and Nuro, Inc. Partnership
In July 2025, Lucid Group, Inc. (“Lucid”), Nuro, Inc. (“Nuro”) and Uber announced a new global robotaxi program, exclusively on our platform. With the announcement, we will make a $300 million equity investment in Lucid and agreed to make an investment in Nuro, part of which is payable based on Nuro achieving a schedule of development and commercial milestones. The program is expected to launch in a major U.S. city next year. We agreed to purchase, or have our designated fleet operators purchase, a minimum of 20,000 Lucid vehicles equipped with Nuro's Level 4 autonomous driving system over six years.
New Share Repurchase Authorization
In July 2025, our board of directors authorized a new share repurchase program up to an additional $20 billion of common stock.

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

Financial and Operational Highlights

	Three Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	156	180	15%
Trips (2)	2,765	3,268	18%
Gross Bookings (2)	$39,952	$46,756	17%	18%
Revenue	$10,700	$12,651	18%	18%
Income from operations	$796	$1,450	82%
Net income attributable to Uber Technologies, Inc.	$1,015	$1,355	33%
Adjusted EBITDA (1)	$1,570	$2,119	35%

	Six Months Ended June 30,
	2024	2025	% Change
Net cash provided by operating activities	$3,236	$4,888	51%
Free cash flow (1)	$3,080	$4,725	53%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics” for more information.
Highlights for the Second Quarter 2025
In the second quarter of 2025, our MAPCs were 180 million, growing 15% compared to the same period in 2024.
Overall Gross Bookings increased to $46.8 billion in the second quarter of 2025, up 17%, or 18% on a constant currency basis, compared to the same period in 2024. Mobility Gross Bookings grew 18% year-over-year, on a constant currency basis primarily due to an increase in Mobility Trip volumes. Delivery Gross Bookings grew 20% year-over-year, on a constant currency basis, primarily driven by an increase in Delivery Trip volumes. Freight Gross Bookings decreased 1% year-over-year, on a constant currency basis.
Revenue was $12.7 billion, up 18% year-over-year, primarily attributable to an increase in Gross Bookings of 17%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes.
Net income attributable to Uber Technologies, Inc. was $1.4 billion, which includes the unfavorable impact of a pre-tax unrealized loss on debt and equity securities, net of $17 million primarily related to changes in the fair value of our equity securities, including: $482 million unrealized loss on our Aurora investment, partially offset by a $268 million unrealized gain on our Grab investment, a $110 million unrealized gain on our Joby investment, and an $87 million net unrealized gain on our other investments.
Adjusted EBITDA was $2.1 billion, up $549 million compared to the same period in 2024. Mobility Adjusted EBITDA was $1.9 billion, up $338 million compared to the same period in 2024. Delivery Adjusted EBITDA was $873 million, up $285 million compared to the same period in 2024. These increases were partially offset by an $80 million increase in Corporate G&A and Platform R&D costs, year-over-year.
We ended the quarter with $7.4 billion in unrestricted cash, cash equivalents, and short-term investments.
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
Based on all available positive and negative evidence, we continue to maintain a valuation allowance against the California R&D credits, as we believe it is not more-likely-than-not to be realized, as we expect R&D tax credit generation to exceed our ability to use these credits in future periods.
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
Income (Loss) from Equity Method Investments
Income (loss) from equity method investments primarily includes the results of our share of income or loss from our equity method investments.
Results of Operations

The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

Revenue	$10,700	$12,651	$20,831	$24,184
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	6,488	7,611	12,656	14,548
Operations and support	682	696	1,367	1,364
Sales and marketing	1,115	1,210	2,032	2,267
Research and development	760	840	1,550	1,655
General and administrative	686	669	1,895	1,326
Depreciation and amortization	173	175	363	346
Total costs and expenses	9,904	11,201	19,863	21,506
Income from operations	796	1,450	968	2,678
Interest expense	(139)	(108)	(263)	(213)
Other income (expense), net	420	162	(258)	424
Income before income taxes and loss from equity method investments	1,077	1,504	447	2,889
Provision for (benefit from) income taxes	57	142	86	(260)
Loss from equity method investments	(12)	(12)	(16)	(25)
Net income including non-controlling interests	1,008	1,350	345	3,124
Less: net loss attributable to non-controlling interests, net of tax	(7)	(5)	(16)	(7)
Net income attributable to Uber Technologies, Inc.	$1,015	$1,355	$361	$3,131
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	61%	60%	61%	60%
Operations and support	6%	6%	7%	6%
Sales and marketing	10%	10%	10%	9%
Research and development	7%	7%	7%	7%
General and administrative	6%	5%	9%	5%
Depreciation and amortization	2%	1%	2%	1%
Total costs and expenses	93%	89%	95%	89%
Income from operations	7%	11%	5%	11%
Interest expense	(1)%	(1)%	(1)%	(1)%
Other income (expense), net	4%	1%	(1)%	2%
Income before income taxes and loss from equity method investments	10%	12%	2%	12%
Provision for (benefit from) income taxes	1%	1%	—%	(1)%
Loss from equity method investments	—%	—%	—%	—%
Net income including non-controlling interests	9%	11%	2%	13%
Less: net loss attributable to non-controlling interests, net of tax	—%	—%	—%	—%
Net income attributable to Uber Technologies, Inc.	9%	11%	2%	13%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and six months ended June 30, 2025 compared to the same periods in 2024.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Revenue	$10,700	$12,651	18%	$20,831	$24,184	16%
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
Revenue increased $2.0 billion, or 18%, primarily attributable to an increase in Gross Bookings of 17%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Revenue increased $3.4 billion, or 16%, primarily attributable to an increase in Gross Bookings of 15%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Cost of revenue, exclusive of depreciation and amortization	$6,488	$7,611	17%	$12,656	$14,548	15%
Percentage of revenue	61%	60%		61%	60%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024
Cost of revenue, exclusive of depreciation and amortization, increased $1.1 billion, or 17%, mainly due to a $379 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings in certain markets; a $343 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets; and a $283 million increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven in our Mobility business.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Cost of revenue, exclusive of depreciation and amortization, increased $1.9 billion, or 15%, mainly due to a $617 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings in certain markets; a $521 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets; and a $479 million increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven in our Mobility business.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Operations and support	$682	$696	2%	$1,367	$1,364	—%
Percentage of revenue	6%	6%		7%	6%
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
Operations and support expenses increased $14 million, or 2%, primarily attributable to a $25 million increase in employee headcount costs, partially offset by a $13 million decrease in external contractor expense.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Operations and support expenses decreased $3 million, primarily attributable to a $23 million decrease in external contractor expenses and a $19 million decrease in Driver background check costs, partially offset by a $37 million increase in employee headcount costs.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Sales and marketing	$1,115	$1,210	9%	$2,032	$2,267	12%
Percentage of revenue	10%	10%		10%	9%
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
Sales and marketing expenses increased $95 million, or 9%, primarily attributable to a $45 million increase in indirect advertising and marketing and a $40 million increase in employee headcount costs. In addition, consumer discounts, promotions, credits and refunds increased by $4 million to $403 million compared to $399 million in the same period in 2024.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Sales and marketing expenses increased $235 million, or 12%, primarily attributable to a $91 million increase in indirect advertising and marketing; a $70 million increase in consumer discounts, promotions, credits and refunds to $775 million compared to $705 million in the same period in 2024; and a $64 million increase in employee headcount costs.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Research and development	$760	$840	11%	$1,550	$1,655	7%
Percentage of revenue	7%	7%		7%	7%

Three Months Ended June 30, 2025 Compared with the Same Period in 2024
Research and development expenses increased $80 million, or 11%, primarily attributable to a $82 million increase in employee headcount cost.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Research and development expenses increased $105 million, or 7%, primarily attributable to a $145 million increase in employee headcount costs, partially offset by a $28 million decrease in stock-based compensation.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

General and administrative	$686	$669	(2)%	$1,895	$1,326	(30)%
Percentage of revenue	6%	5%		9%	5%
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
General and administrative expenses decreased $17 million, or 2%, primarily attributable to a $77 million decrease in other corporate expenses, a $25 million decrease in employee headcount costs, and an $18 million decrease in general insurance expense, partially offset by an $80 million increase in legal-related accruals and expenses and a $24 million increase in external contractor expense.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
General and administrative expenses decreased $569 million, or 30%, primarily attributable to a $489 million decrease in legal-related accruals and expenses.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Depreciation and amortization	$173	$175	1%	$363	$346	(5)%
Percentage of revenue	2%	1%		2%	1%
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
The change in depreciation and amortization expenses was not material.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Depreciation and amortization expenses decreased $17 million, or 5%, primarily attributable to various acquired intangible assets becoming fully amortized during the period.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Interest expense	$(139)	$(108)	(22)%	$(263)	$(213)	(19)%
Percentage of revenue	(1)%	(1)%		(1)%	(1)%
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
Interest expense decreased $31 million, or 22% primarily attributable to debt refinancing activities in the second half of 2024.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Interest expense decreased $50 million, or 19% primarily attributable to debt refinancing activities in the second half of 2024.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Interest income	$176	$181	3%	$335	$350	4%
Foreign currency exchange gains (losses), net	(83)	97	**	(247)	147	**
Unrealized gain (loss) on debt and equity securities, net	333	(17)	**	(388)	34	**
Other, net	(6)	(99)	**	42	(107)	**
Other income (expense), net	$420	$162	(61)%	$(258)	$424	**
Percentage of revenue	4%	1%		(1)%	2%
** Percentage not meaningful.
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
Unrealized gain (loss) on debt and equity securities, net decreased by $350 million primarily due to changes in the fair value of our equity securities. During the three months ended June 30, 2024, unrealized gain on debt and equity securities, net, primarily includes: a $220 million unrealized gain on our Grab investment, and a $178 million unrealized gain on our Didi investment.
During the three months ended June 30, 2025, unrealized loss on debt and equity securities, net, primarily includes: a $482 million unrealized loss on our Aurora investment, partially offset by a $268 million unrealized gain on our Grab investment, a $110 million unrealized gain on our Joby investment, and an $87 million net unrealized gain on our other investments. For additional information, refer to Note 2 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Unrealized gain (loss) on debt and equity securities, net increased by $422 million primarily due to changes in the fair value of our equity securities. During the six months ended June 30, 2024, unrealized loss on debt and equity securities, net, primarily includes: a $522 million unrealized loss on our Aurora investment; partially offset by a $109 million unrealized gain on our Didi investment and a $96 million gain on our Grab investment.
During the six months ended June 30, 2025, unrealized gain on debt and equity securities, net, primarily includes: a $190 million unrealized gain on our Didi investment, a $166 million unrealized gain on our Grab investment, and a $24 million net unrealized gain on our other investments, partially offset by a $346 million unrealized loss on our Aurora investment. For additional information, refer to Note 2 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Provision for (benefit from) income taxes	$57	$142	149%	$86	$(260)	**
Effective tax rate	5%	9%		19%	(9)%
** Percentage not meaningful.
Three and Six Months Ended June 30, 2025 Compared with the Same Periods in 2024
The change in our income tax provision is a result of the release of our valuation allowance of certain U.S. federal and state deferred tax assets in the fourth quarter of 2024.

Loss from Equity Method Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Loss from equity method investments	$(12)	$(12)	—%	$(16)	$(25)	(56)%
Percentage of revenue	—%	—%		—%	—%
Three and Six Months Ended June 30, 2025 Compared with the Same Periods in 2024
The change in loss from equity method investments was not material.
Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 8 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Mobility	$6,134	$7,288	19%	$11,767	$13,784	17%
Delivery	3,293	4,102	25%	6,507	7,879	21%
Freight	1,273	1,261	(1)%	2,557	2,521	(1)%
Total revenue	$10,700	$12,651	18%	$20,831	$24,184	16%
Segment Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Mobility	$1,567	$1,905	22%	$3,046	$3,658	20%
Delivery	588	873	48%	1,116	1,636	47%
Freight	(12)	(6)	50%	(33)	(13)	61%
Corporate G&A and Platform R&D (1)	(573)	(653)	(14)%	(1,177)	(1,294)	(10)%
Adjusted EBITDA (2)	$1,570	$2,119	35%	$2,952	$3,987	35%
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
Mobility Segment
For the three months ended June 30, 2025 compared to the same period in 2024, Mobility revenue increased $1.2 billion, or 19%, and Mobility Adjusted EBITDA increased $338 million, or 22%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 16%, driven by an increase in Trip volumes.
Mobility Adjusted EBITDA increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $379 million increase in Driver payments and incentives recorded in Mobility Platform Participant direct transaction costs, a $283 million increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven, a $53 million increase in network costs, a $33 million increase in credit card processing costs as a result of increased Gross Bookings, and a $16 million increase in employee headcount costs, recorded in Mobility other expense.

For the six months ended June 30, 2025 compared to the same period in 2024, Mobility revenue increased $2.0 billion, or 17%, and Mobility Adjusted EBITDA increased $612 million, or 20%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 15%, driven by an increase in Trip volumes.
Mobility Adjusted EBITDA increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $617 million increase in Driver payments and incentives recorded in Mobility Platform Participant direct transaction costs, and a $479 million increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven, a $113 million increase in network costs, a $71 million increase in credit card processing costs as a result of increased Gross Bookings, and a $35 million increase in employee headcount costs, recorded in Mobility other expense.
Delivery Segment
For the three months ended June 30, 2025 compared to the same period in 2024, Delivery revenue increased $809 million, or 25%, and Delivery Adjusted EBITDA increased $285 million, or 48%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 20%, driven by an increase in Trip volumes, and a $125 million increase in advertising revenue.
Delivery Adjusted EBITDA increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $343 million increase in Courier payments and incentives recorded in Delivery Platform Participant direct transaction costs, an $81 million increase in employee headcount costs, a $30 million increase in indirect advertising and marketing, a $22 million increase in credit card processing costs as a result of increased Gross Bookings, and a $10 million increase in insurance expense primarily due to an increase in miles driven, recorded in Delivery other expense.
For the six months ended June 30, 2025 compared to the same period in 2024, Delivery revenue increased $1.4 billion, or 21%, and Delivery Adjusted EBITDA increased $520 million, or 47%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 18%, driven by an increase in Trip volumes, and a $248 million increase in advertising revenue.
Delivery Adjusted EBITDA increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $521 million increase in Courier payments and incentives recorded in Delivery Platform Participant direct transaction costs, and a $129 million increase in employee headcount costs, a $73 million increase in indirect advertising and marketing, a $37 million increase in credit card processing costs as a result of increased Gross Bookings, and a $27 million increase in insurance expense primarily due to an increase in miles driven, recorded in Delivery other expense.
Freight Segment
For the three months ended June 30, 2025 compared to the same period in 2024, Freight revenue decreased $12 million, or 1%, and Freight Adjusted EBITDA improved $6 million, or 50%.
Freight revenue decreased primarily attributable to a 1% decrease in Freight Gross Bookings due to lower revenue per load as a result of the challenging freight market cycle.
Freight Adjusted EBITDA improved primarily attributable to a $12 million decrease in Freight Carrier payments recorded in Freight Platform Participant direct transaction costs and a $5 million decrease in Freight other expenses, partially offset by a $12 million decrease in revenue.
For the six months ended June 30, 2025 compared to the same period in 2024, Freight revenue decreased $36 million, or 1%, and Freight Adjusted EBITDA improved $20 million, or 61%.
Freight revenue decreased primarily attributable to a 1% decrease in Freight Gross Bookings due to lower revenue per load as a result of the challenging freight market cycle.
Freight Adjusted EBITDA improved primarily attributable to a $36 million decrease in Freight Carrier payments recorded in Freight Platform Participant direct transaction costs and an $18 million decrease in Freight other expenses, partially offset by a $36 million decrease in Freight revenue.

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

	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025

Mobility	$17,903	$19,285	$18,670	$20,554	$21,002	$22,798	$21,182	$23,762
Delivery	16,094	17,011	17,699	18,126	18,663	20,126	20,377	21,734
Freight	1,284	1,279	1,282	1,272	1,308	1,273	1,259	1,260
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
 The following table presents a reconciliation of net income (loss) attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2025	2024	2025

Adjusted EBITDA reconciliation:
Net income attributable to Uber Technologies, Inc.	$1,015	$1,355	$361	$3,131
Add (deduct):
Net loss attributable to non-controlling interests, net of tax	(7)	(5)	(16)	(7)
Loss from equity method investments	12	12	16	25
Provision for (benefit from) income taxes	57	142	86	(260)
Other (income) expense, net	(420)	(162)	258	(424)
Interest expense	139	108	263	213
Income from operations	796	1,450	968	2,678
Add (deduct):
Depreciation and amortization	173	175	363	346
Stock-based compensation expense	455	475	939	910
Legal, tax, and regulatory reserve changes and settlements	134	—	661	28
Goodwill and asset impairments/loss on sale of assets	—	—	(3)	—
Acquisition, financing and divestitures related expenses	3	19	8	22
Loss on lease arrangement, net	—	—	—	2
Restructuring and related charges	9	—	16	1
Adjusted EBITDA	$1,570	$2,119	$2,952	$3,987
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Six Months Ended June 30,
(In millions)	2024	2025

Free cash flow reconciliation:
Net cash provided by operating activities	$3,236	$4,888
Purchases of property and equipment	(156)	(163)
Free cash flow	$3,080	$4,725

Liquidity and Capital Resources

	Six Months Ended June 30,
(In millions)	2024	2025

Net cash provided by operating activities	$3,236	$4,888
Net cash used in investing activities	(1,918)	(2,003)
Net cash used in financing activities	(291)	(2,057)
Operating Activities
Net cash provided by operating activities was $4.9 billion for the six months ended June 30, 2025, primarily consisting of $3.1 billion of net income, adjusted for certain non-cash items, which primarily includes: $910 million of stock-based compensation expense; $359 million of depreciation and amortization expense; $325 million of deferred income taxes; $34 million in unrealized gains on debt and equity securities, net, as well as a $927 million increase in cash from working capital. The increase in cash from working capital was primarily driven by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out, and accrued expenses and other liabilities, partially offset by an increase in accounts receivable and prepaid expenses and other assets primarily due to tax matters recorded as a receivable in other assets described in the “Non-Income Tax Matters” section below.
Net cash provided by operating activities was $3.2 billion for the six months ended June 30, 2024, primarily consisting of $345 million of net income, adjusted for certain non-cash items, which primarily includes: $939 million of stock-based compensation expense; $388 million in unrealized losses on debt and equity securities, net; and $375 million of depreciation and amortization expense. The increase in cash from working capital was primarily driven by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out, and accrued expenses and other liabilities, partially offset an increase in accounts receivable and prepaid expenses and other assets primarily due to tax matters recorded as a receivable in other assets described in the “Non-Income Tax Matters” section below.
Investing Activities
Net cash used in investing activities was $2.0 billion for the six months ended June 30, 2025, primarily consisting of purchases of marketable securities of $7.6 billion, acquisition of businesses, net of cash acquired of $804 million, purchases of non-marketable equity securities of $191 million, and $163 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $7.0 billion.
Net cash used in investing activities was $1.9 billion for the six months ended June 30, 2024, primarily consisting of purchases of marketable securities of $5.3 billion, purchases of non-marketable equity securities of $232 million, and $156 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $3.9 billion.
Financing Activities
Net cash used in financing activities was $2.1 billion for the six months ended June 30, 2025, primarily consisting of $3.1 billion in repurchases of common stock and $75 million of principal payments on finance leases, partially offset by $1.1 billion in issuance of term loan and notes, net of issuance costs.
Net cash used in financing activities was $291 million for the six months ended June 30, 2024, primarily consisting of $325 million of repurchases of common stock and $77 million of principal payments of finance leases, partially offset by $103 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
Other Information
As of June 30, 2025, $3.1 billion of our $6.4 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities.
We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of June 30, 2025, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.

Commercial Paper
In June 2025, we established a commercial paper program (the “Program”) under which we may issue unsecured commercial paper notes, not to exceed $2.0 billion outstanding at any time, with maturities of up to 397 days. The commercial paper notes will rank at least pari passu in right of payment with all of our other unsecured and unsubordinated indebtedness except any indebtedness owing to creditors whose claims are mandatorily preferred by laws of general application. We intend to use the net proceeds of the Program for general corporate purposes. As of June 30, 2025, we had no commercial paper notes outstanding.
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
During the first quarter of 2025, we completed an accelerated share repurchase (“ASR”) to repurchase $1.5 billion of our outstanding common stock as part of our previously announced Share Repurchase Program.
As of June 30, 2025, we had approximately $2.6 billion available to repurchase shares pursuant to the Share Repurchase Program.
In July 2025, our board of directors authorized a new share repurchase program up to an additional $20.0 billion of common stock.
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
As of June 30, 2025, we have received multiple assessments from the HMRC disputing our application of VAT Order 1987 for the period of March 2022 to September 2024, totaling approximately $1.8 billion (£1.4 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
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
Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated. As of June 30, 2025, there have been no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our primary exposure to market risks for changes in interest rates relate primarily to our credit agreement of which we currently have no drawn amounts as of June 30, 2025. For additional information, see Note 3 – Long-Term Debt and Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $420 million as of June 30, 2025.
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
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $8.6 billion as of December 31, 2024 and $9.7 billion as of June 30, 2025. Marketable debt securities classified as restricted investments and short-term investments totaled $8.8 billion as of June 30, 2025. As of June 30, 2025, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, investment-grade corporate debt securities, and asset-backed securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results and on the fair value of our marketable debt securities.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held entities and public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held entities and public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering, until the obligations are fulfilled or the pledged assets are otherwise released under a collateral agreement. As of June 30, 2025, the carrying value of our investments was $9.0 billion, including equity method investments.
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

We have experienced and will continue to experience fluctuations in our net income/(loss) as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We enter into foreign currency derivative contracts to mitigate the foreign exchange risk associated with assets and liabilities denominated in currencies other than our functional currency. While these contracts help reduce the impact of foreign currency fluctuations, they do not fully eliminate this risk.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are a party to various legal actions and government investigations, and similar or other actions could be brought against us in the future. While it is not possible to determine the outcome of the legal actions, investigations, and proceedings brought against us, we believe that, except for the matters described below, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could be material to our consolidated results of operations in any one accounting period. We are currently involved in, and may in the future be involved in, legal proceedings, litigation, claims, and government investigations in the ordinary course of business. In addition, the nature of our business exposes us to claims related to the classification of Drivers and the compliance of our business with applicable law. This risk is enhanced in certain jurisdictions outside the United States where we may be less protected under local laws than we are in the United States. Although the results of the legal proceedings, claims, and government investigations in which we are involved cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or operating results. Regardless of final outcomes, however, any such legal proceedings, claims, and government investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.
Legal Proceedings Described in Note 9 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 9 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended June 30, 2025 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 9 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
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
Other examples of judicial decisions include a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship, decisions by the French Supreme Court in 2020 and 2023 that reclassified two UberX Drivers as employees (which were followed by inconsistent appellate decisions regarding employee status, and, in July 2025, by two French Supreme decisions analyzing Uber’s more recent model that concluded that the Drivers were independent contractors), decisions by several Swiss governmental bodies ruling that Drivers should be classified as employees for Swiss social security or regulatory purposes, a recent Spanish regulation of food delivery platforms that presumes employment status and a ruling in September 2021 by a Netherlands court that Mobility Drivers are employees within the meaning of the taxi collective bargaining agreement. As another example, in December 2024, the Mexican Congress passed a bill to amend Mexico’s Federal Labor Law and reclassify all mobility and delivery earners who make more than one minimum salary a month as employees, with traditional labor law rights, including sharing into the profits of the company.
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
As of June 30, 2025, we had an accumulated deficit of $17.6 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve or maintain profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Revenue Margin. Further, we may charge a lower service fee to certain of our merchant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative Revenue Margin with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our prior or future acquisitions. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
The number of Drivers and merchants on our platform could decline or fluctuate as a result of a number of factors, including Drivers ceasing to provide their services through our platform, passage or enforcement of local laws limiting our products and offerings, the low switching costs between competitor platforms or services, and dissatisfaction with our brand or reputation, pricing models (including potential reductions in incentives), ability to prevent safety incidents, or other aspects of our business. In addition, changes in or increased enforcement efforts pursuant to certain laws and regulations, including immigration and labor and employment laws, or laws that require us to make changes to our platform that decrease accessibility, including removing access to our platform, or flexibility provided to Drivers in certain jurisdictions, may result in a decrease in the pool of Drivers, which may result in increased competition for Drivers or higher costs of attracting and maintaining Drivers. While we aim to provide an earnings opportunity comparable to that available in retail, wholesale, or merchant services or other similar work, we continue to experience dissatisfaction with our platform from a significant number of Drivers. In particular, as we aim to reduce Driver incentives to improve our financial performance, we expect Driver dissatisfaction will generally increase.
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
In addition, changes in Driver qualification and background-check requirements may increase our costs and reduce our ability to onboard additional Drivers to our platform. Our Driver qualification and background check process varies by jurisdiction, and there have been allegations, including from regulators, legislators, prosecutors, taxicab owners, and consumers, and raised by private plaintiffs in courts, that our background check process is insufficient or inadequate. With respect to Drivers who are only eligible to make deliveries through Delivery, our qualification and background check standards are generally less extensive than the standards for Drivers who are eligible to provide rides through our Mobility products. Legislators and regulators may pass laws or adopt regulations in the future requiring Drivers to undergo a materially different type of qualification, screening, or background check process, or that limit our ability to access information used in the background check process in an efficient manner, which could be costly and time-consuming. Required changes in the qualification, screening, and background check process (including any changes to such processes of Careem, Postmates or other acquired companies) could also reduce the number of Drivers in those markets or extend the time required to recruit new Drivers to our platform, which would adversely impact our business and growth. Furthermore, we rely on a single background-check provider in certain jurisdictions, and we may not be able to arrange for adequate background checks from a different provider on commercially reasonable terms or at all. The failure of this provider to provide background checks on a timely basis would result in our inability to onboard new Drivers or retain existing Drivers undergoing periodic background checks that are required to continue using our platform.
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
As of June 30, 2025, we had approximately 32,700 global employees, of whom approximately 19,200 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
Further, we may be subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by Drivers, consumers, or third parties while using our platform, or even when Drivers, consumers, or third parties are not actively using our platform. On a smaller scale, we may face litigation related to claims by Drivers for the actions of consumers or third parties. Furthermore, operating a motor vehicle is inherently dangerous. In addition, the growth of our Delivery offering and launch of lower-cost product types has led to an increase in Drivers and consumers on two wheel vehicles such as scooters, bicycles, motorbikes, and motorcycles, who are more vulnerable road users and face a more severe level of injury in the event of a collision than that faced while driving in a vehicle. For example, urban hazards such as unpaved or uneven roadways increase the risk and severity of potential injuries. In addition, Drivers, in particular those on two wheel vehicles predominantly in metropolitan areas, need to share, navigate, and at times contend with narrow and heavily congested roads occupied by cars, buses and light rail, especially during “rush” hours, all of which heighten the potential risk of injuries or death. Our auto liability and general liability insurance policies may not cover all potential claims to which we are exposed, and may not be adequate to indemnify us for all liability. These incidents may subject us to liability, negative publicity, and regulatory scrutiny, which would increase our operating costs and adversely affect our business, operating results, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them. As we expand our products and offerings, this insurance risk will grow.
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
As of June 30, 2025, we operated in over 70 countries. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors.
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
•import and export restrictions and changes in trade regulation, including tariffs;
•political, geopolitical, social, and economic instability abroad, war, including the conflict between Russia and Ukraine and conflicts in the Middle East, terrorist attacks and security concerns in general, and societal crime conditions that harm or disrupt the global economy and/or can directly impact platform users;
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
Our success depends in large part on our ability to attract and retain high-quality management, operations, engineering, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. Our efforts to attract and retain high-quality personnel may be compounded by intensified restrictions on immigration or the availability of work visas. In addition, challenges related to our historical culture and workplace practices and negative publicity we experience have in the past led to significant attrition and made it more difficult to attract high-quality employees. Our employees worked from home for almost two years in light of the pandemic, and although we have implemented our “return to office” plan, which includes a shift to a hybrid model where employees have flexibility to work from home, a hybrid model may create challenges, including challenges maintaining our corporate culture, productivity and availability of key personnel and other employees necessary to conduct our business, increasing attrition or limiting our ability to attract employees if individuals prefer to work full time at home or in the office. Future challenges related to our culture and workplace practices or additional negative publicity could lead to further attrition and difficulty attracting high-quality employees.
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
In certain jurisdictions, including India, Brazil, and Mexico, as well as certain other countries in North and South America, Europe, the Middle East, and Africa, we allow consumers to use cash to pay Drivers the entire fare of rides and cost of meal deliveries (including our service fee from such rides and meal or grocery deliveries). In 2024, cash-paid trips accounted for approximately 6% of our global Gross Bookings. This percentage may increase in the future. The number of countries and product types where cash is accepted is expected to continue to increase. The use of cash in connection with our technology raises regulatory, operational, and safety concerns. For example, many jurisdictions have specific regulations regarding the use of cash for ridesharing and certain jurisdictions prohibit the use of cash for ridesharing. Failure to comply with these regulations could result in the imposition of significant fines and penalties and could result in a regulator requiring that we suspend operations in those jurisdictions. In addition to these regulatory concerns, the use of cash with our Mobility products and Delivery offering can increase safety and security risks for Drivers and riders, including potential robbery, assault, violent or fatal attacks, and other criminal acts. In certain jurisdictions such as Brazil, serious safety incidents resulting in robberies and violent, fatal attacks on Drivers while using our platform have been reported. If we are not able to adequately address any of these concerns, we could suffer significant reputational harm, which could adversely impact our business. Expanding cash payments to additional cities or countries could amplify these risks.
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
As of June 30, 2025, we had total outstanding indebtedness of $10.7 billion aggregate principal amount. In addition, up to approximately $128 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of June 30, 2025. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
Further, existing or new laws and regulations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth and usage of our platform. For example, as we expand our offerings in new areas, such as non-emergency medical transportation, we may be subject to additional healthcare-related federal and local and state laws and regulations. Additionally, because our offerings are frequently first-to-market in the jurisdictions in which we operate, several local jurisdictions have passed, and we expect additional jurisdictions to pass, laws and regulations that limit or block our ability to offer our products to Drivers and consumers in those jurisdictions, thereby impeding overall use of our platform. We are actively challenging some of these laws and regulations and are lobbying other jurisdictions to oppose similar restrictions on our business, especially our ridesharing services. Further, because a substantial portion of our business involves vehicles that run on fossil fuels, laws, regulations, or governmental actions seeking to curb air pollution or emissions may impact our business. Moreover, in May 2021, California adopted a regulation requiring 90% of vehicle miles traveled by rideshare fleets in California to have been in EVs by 2030, with interim targets beginning in 2023. Additionally, proposed ridesharing regulations in Egypt and other jurisdictions may require us to share certain personal data with government authorities to operate our app, which we may not be willing to provide. Our failure to share such data in accordance with these regulations may result in government authorities assessing significant fines or penalties against us or shutting down our or Careem’s app in Egypt on either a temporary or indefinite basis.
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
We expect that antitrust enforcement agencies (including the U.S. Department of Justice (the “DOJ”) and the U.S. Federal Trade Commission (the “FTC”)) will continue to closely scrutinize merger activity, with a particular focus on the technology sector, and there can be no assurance that proposed, completed or future mergers, acquisitions and divestitures will not be the subject of an investigation or enforcement action by the DOJ, the FTC or another antitrust enforcement agency. Changes in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our future acquisitions, divestitures, operations and growth.
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
In addition, as we evolve our business or make changes to our business structure, we may be subject to additional laws or requirements related to money transmission, online payments, and financial regulation. These laws govern, among other things, money transmission, prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, banking, systemic integrity risk assessments, security of payment processes, financial products and services, and import and export restrictions. Our business operations, including our payments to Drivers and merchants, may not always comply with these financial laws and regulations. Historical or future non-compliance with these laws or regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions. Costs associated with fines and enforcement actions, as well as reputational harm, changes in compliance requirements, or limits on our ability to expand our product offerings, could harm our business.
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
We are the subject of DOJ inquiries and investigations, as well as enforcement inquiries and investigations by other federal, state and local government agencies and other regulators abroad. Those inquiries and investigations cover a broad range of matters, including but not limited to, our business practices, such as fees, driver and courier earnings, consumer pricing, earner benefits, and related disclosures, policies and practices related to safety incidents and compliance with federal or state anti-discrimination laws. These issues may continue to lead to costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.
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
We have in the past been, are currently, and may in the future become, involved in private actions, collective actions, investigations, and various other legal proceedings by Drivers, consumers, merchants, Shippers, Carriers, employees, commercial partners, competitors or, government agencies, among others. We are currently party to various legal and regulatory matters that have arisen in the normal course of business and include, among others, alleged independent contractor misclassification claims, Fair Credit Reporting Act (“FCRA”) claims, alleged background check violations, pricing and advertising claims, unfair competition claims, intellectual property claims, employment discrimination and other employment-related claims, Americans with Disabilities Act, (“ADA”) claims, data and privacy claims, securities claims, antitrust claims, personal injury claims, claims related to safety practices, challenges to regulations, and other matters. The results of any such litigation, investigations, and legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, costly, and harmful to our reputation, and could require significant amounts of management time and corporate resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement, we could be exposed to monetary damages or be forced to change the way in which we operate our business, which could have an adverse effect on our business, financial condition, and operating results.
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
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary. Insurance related to our Mobility products may include third-party automobile, automobile comprehensive and collision, physical damage, and uninsured and underinsured motorist coverage. We require Drivers to carry automobile insurance in most countries, and in many cases we also maintain insurance on behalf of Drivers. We rely on a limited number of ridesharing insurance providers, and should such providers discontinue or increase the cost of coverage, or cease operations or providing certain types of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. In addition to insurance related to our products, we maintain other automobile insurance coverage for owned vehicles and employee activity, as well as insurance coverage for non-automotive corporate risks including general liability, workers’ compensation, property, cyber liability, and director and officers’ liability. If our insurance carriers change the terms of our policies in a manner unfavorable to us or Drivers, our insurance costs could increase. The cost of insurance that we maintain on behalf of Drivers is higher in the United States and Canada than in other geographies. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, we could be liable for significant additional costs.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
	(in thousands)		(in thousands)	(in millions)
April 1, 2025 to April 30, 2025	3,574	$72.67	3,574	$3,690
May 1, 2025 to May 31, 2025	3,464	$87.31	3,464	$3,388
June 1, 2025 to June 30, 2025	9,322	$86.26	9,322	$2,584
Total	16,360		16,360
(1) Average price paid per share excludes broker commissions and fees.
(2) In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock. In July 2025, our board of directors authorized a new share repurchase program up to an additional $20 billion of common stock. For additional information, refer to Note 5 – Stockholders' Equity in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
ITEM 5. OTHER INFORMATION
On May 27, 2025, Tony West, Chief Legal Officer and Corporate Secretary, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. West’s plan provides for (i) the potential exercise of vested option awards and the sale of up to 300,000 shares of Uber common stock underlying such option awards and (ii) the potential sale of up to 37,500 shares of Uber common stock between August 26, 2025 and August 15, 2026.
On June 13, 2025, Dara Khosrowshahi, Chief Executive Officer, modified an existing trading plan, which was originally adopted on November 7, 2024 and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Khosrowshahi’s modified plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Khosrowshahi’s modified plan provides for the potential sale of up to 650,000 shares of Uber common stock between September 12, 2025 and September 30, 2026.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		10-Q	001-38902	3.1	August 6, 2024
3.2	Amended and Restated Bylaws of the Registrant.		10-K	001-38902	3.2	February 15, 2024
4.1	Indenture, dated as of May 20, 2025, among the Registrant, Neben Holdings, LLC and U.S. Bank Trust Company, National Association, as Trustee.		8-K	001-38902	4.1	May 20, 2025
4.2	Form of Global Note, representing the Registrant’s 0.0% Exchangeable Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-38902	4.2	May 20, 2025
10.1	Director Compensation Policy and Stock Ownership Guidelines.	X
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

UBER TECHNOLOGIES, INC.

Date: August 6, 2025	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2025	By: /s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Chief Financial Officer
(Principal Financial Officer)