Form 10-Q
period 2025-09-30
Uber Technologies, Inc
filed 2025-11-04
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of October 30, 2025 was 2,077,830,381.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2024	As of September 30, 2025
Assets
Cash and cash equivalents	$5,893	$8,432
Short-term investments	1,084	654
Restricted cash and cash equivalents	545	477
Accounts receivable, net of allowance of $95 and $93, respectively	3,333	3,773
Prepaid expenses and other current assets	1,390	1,803
Total current assets	12,245	15,139
Restricted cash and cash equivalents	2,172	2,574
Restricted investments	7,019	7,882
Investments	8,460	10,330
Equity method investments	302	315
Property and equipment, net	1,952	1,930
Operating lease right-of-use assets	1,158	1,126
Intangible assets, net	1,125	1,104
Goodwill	8,066	8,917
Deferred tax assets	6,171	10,710
Other assets	2,574	3,317
Total assets	$51,244	$63,344
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$858	$1,119
Short-term insurance reserves	2,754	3,268
Operating lease liabilities, current	175	163
Accrued and other current liabilities	7,689	8,571
Total current liabilities	11,476	13,121
Long-term insurance reserves	7,042	8,611
Long-term debt, net of current portion	8,347	10,615
Operating lease liabilities, non-current	1,454	1,412
Other long-term liabilities	449	430
Total liabilities	28,768	34,189
Commitments and contingencies (Note 10)
Redeemable non-controlling interests	93	158
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,107,953 and 2,079,769 shares issued and outstanding, respectively	—	—
Additional paid-in capital	42,801	39,499
Accumulated other comprehensive loss	(517)	(430)
Accumulated deficit	(20,726)	(10,935)
Total Uber Technologies, Inc. stockholders' equity	21,558	28,134
Non-redeemable non-controlling interests	825	863
Total equity	22,383	28,997
Total liabilities, redeemable non-controlling interests and equity	$51,244	$63,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue	$11,188	$13,467	$32,019	$37,651
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	6,761	8,109	19,417	22,657
Operations and support	687	735	2,054	2,099
Sales and marketing	1,096	1,277	3,128	3,544
Research and development	774	862	2,324	2,517
General and administrative	630	1,183	2,525	2,509
Depreciation and amortization	179	188	542	534
Total costs and expenses	10,127	12,354	29,990	33,860
Income from operations	1,061	1,113	2,029	3,791
Interest expense	(143)	(112)	(406)	(325)
Other income (expense), net	1,851	1,619	1,593	2,043
Income before income taxes and loss from equity method investments	2,769	2,620	3,216	5,509
Provision for (benefit from) income taxes	158	(4,046)	244	(4,306)
Loss from equity method investments	(12)	(14)	(28)	(39)
Net income including non-controlling interests	2,599	6,652	2,944	9,776
Less: net income (loss) attributable to non-controlling interests, net of tax	(13)	26	(29)	19
Net income attributable to Uber Technologies, Inc.	$2,612	$6,626	$2,973	$9,757
Net income per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$1.24	$3.18	$1.42	$4.67
Diluted	$1.20	$3.11	$1.36	$4.57
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	2,101,660	2,084,180	2,090,809	2,089,220
Diluted	2,154,466	2,124,391	2,153,183	2,124,293
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Net income including non-controlling interests	$2,599	$6,652	$2,944	$9,776
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	27	—	(22)	83
Change in unrealized gain (loss) on investments in available-for-sale debt securities	28	5	19	4
Other comprehensive income (loss), net of tax	55	5	(3)	87
Comprehensive income including non-controlling interests	2,654	6,657	2,941	9,863
Less: comprehensive income (loss) attributable to non-controlling interests	(13)	26	(29)	19
Comprehensive income attributable to Uber Technologies, Inc.	$2,667	$6,631	$2,970	$9,844
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2023	$654	2,071,144	$—	$42,264	$(421)	$(30,594)	$779	$12,028
Exercise of stock options	—	2,421	—	18	—	—	—	18
Stock-based compensation	—	—	—	493	—	—	—	493
Issuance of common stock for settlement of RSUs	—	13,160	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(478)	—	(36)	—	—	—	(36)
Unrealized loss on investments in available-for-sale debt securities, net of tax	—	—	—	—	(8)	—	—	(8)
Foreign currency translation adjustment	(2)	—	—	—	(8)	—	—	(8)
Recognition of non-controlling interest upon capital investment	19	—	—	—	—	—	—	—
Net income (loss)	(20)	—	—	—	—	(654)	11	(643)
Other	—	—	—	4	—	—	—	4
Balance as of March 31, 2024	651	2,086,247	—	42,743	(437)	(31,248)	790	11,848
Exercise of stock options	—	2,760	—	73	—	—	—	73
Exercise of restricted stock units	—	469	—	—	—	—	—	—
Stock-based compensation	—	—	—	470	—	—	—	470
Issuance of common stock for settlement of RSUs	—	10,488	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	2,893	—	103	—	—	—	103
Shares withheld related to net share settlement	—	(68)	—	(5)	—	—	—	(5)
Repurchase of common stock	—	(4,838)	—	(326)	—	—	—	(326)
Unrealized gain (loss) on investments in available-for-sale debt securities, net of tax	—	—	—	—	(1)	—	—	(1)
Foreign currency translation adjustment	(1)	—	—	—	(41)	—	—	(41)
Net income (loss)	(19)	—	—	—	—	1,015	12	1,027
Other	—	—	—	4	—	—	—	4
Balance as of June 30, 2024	631	2,097,951	—	43,062	(479)	(30,233)	802	13,152
Exercise of stock options	—	1,650	—	25	—	—	—	25
Stock-based compensation	—	—	—	452	—	—	—	452
Issuance of common stock for settlement of RSUs	—	9,924	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(54)	—	(4)	—	—	—	(4)
Repurchase of common stock	—	(5,293)	—	(375)	—	—	—	(375)
Re-measurement of non-controlling interest	338	—	—	(338)	—	—	—	(338)

Unrealized gain (loss) on investments in available-for-sale debt securities, net of tax	—	—	—	—	28	—	—	28
Foreign currency translation adjustment	1	—	—	—	27	—	—	27
Net income (loss)	(24)	—	—	—	—	2,612	11	2,623
Other	—	—	—	3	—	—	—	3
Balance as of September 30, 2024	$946	2,104,178	$—	$42,825	$(424)	$(27,621)	$813	$15,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2024	$93	2,107,953	$—	$42,801	$(517)	$(20,726)	$825	$22,383
Exercise of stock options	—	657	—	8	—	—	—	8
Stock-based compensation	—	—	—	448	—	—	—	448
Issuance of common stock for settlement of RSUs	—	10,293	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(460)	—	(33)	—	—	—	(33)
Repurchase of common stock	—	(26,587)	—	(1,800)	—	—	—	(1,800)
Re-measurement of non-controlling interests	18	—	—	(18)	—	—	—	(18)
Unrealized gain on investments in available-for-sale debt securities, net of tax	—	—	—	—	1	—	—	1
Foreign currency translation adjustment	—	—	—	—	31	—	—	31
Net income (loss)	(18)	—	—	—	—	1,780	12	1,792
Balance as of March 31, 2025	93	2,091,856	—	41,406	(485)	(18,946)	837	22,812
Exercise of stock options	—	370	—	7	—	—	—	7
Stock-based compensation	—	—		489	—	—	—	489
Issuance of common stock for settlement of RSUs	—	8,809	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	2,151	—	119	—	—	—	119
Shares withheld related to net share settlement	—	(58)	—	(5)	—	—	—	(5)
Repurchase of common stock	—	(16,360)	—	(1,377)	—	—	—	(1,377)
Re-measurement of non-controlling interests	14	—	—	(14)	—	—	—	(14)
Redemption of non-controlling interest	(39)	—	—	—	—	—	—	—
Recognition of non-controlling interest upon acquisition	130	—	—	—	—	—	—	—
Unrealized gain (loss) on investments in available-for-sale debt securities, net of tax	—	—	—	—	(2)	—	—	(2)
Foreign currency translation adjustment	1	—	—	—	52	—	—	52
Net income (loss)	(16)	—	—	—	—	1,354	12	1,366
Other	—	—	—	—	—	—	—	—
Balance as of June 30, 2025	183	2,086,768	—	40,625	(435)	(17,592)	849	23,447
Exercise of stock options	—	374	—	8	—	—	—	8
Stock-based compensation	—	—	—	478	—	—	—	478
Issuance of common stock for settlement of RSUs	—	8,362	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(73)	—	(7)	—	—	—	(7)
Repurchase of common stock	—	(15,662)	—	(1,471)	—	—	—	(1,471)

Re-measurement of non-controlling interests	64	—	—	(64)	—	—	—	(64)
Redemption of non-controlling interest	(70)	—	—	—	—	—	—	—
Reclassification of non-controlling interest	(2)	—	—	—	—	—	2	2
Purchase of capped calls	—	—	—	(70)	—	—	—	(70)
Unrealized gain (loss) on investments in available-for-sale debt securities, net of tax	—	—	—	—	5	—	—	5
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net income (loss)	(17)	—	—	—		6,657	12	6,669
Balance as of September 30, 2025	$158	2,079,769	$—	$39,499	$(430)	$(10,935)	$863	$28,997
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2025
Cash flows from operating activities
Net income including non-controlling interests	$2,944	$9,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	561	554
Stock-based compensation	1,377	1,375
Deferred income taxes	101	(4,492)
Unrealized gain on debt and equity securities, net	(1,276)	(1,505)
Unrealized foreign currency transactions	173	(130)
Other	(94)	63
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(388)	(357)
Prepaid expenses and other assets	(664)	(874)
Operating lease right-of-use assets	137	135
Accounts payable	24	232
Accrued insurance reserves	2,161	2,079
Accrued expenses and other liabilities	488	521
Operating lease liabilities	(157)	(161)
Net cash provided by operating activities	5,387	7,216
Cash flows from investing activities
Purchases of property and equipment	(198)	(261)
Purchases of non-marketable equity securities	(288)	(286)
Purchases of marketable securities	(9,745)	(13,945)
Proceeds from maturities and sales of marketable securities	5,767	13,547
Acquisition of businesses, net of cash acquired	—	(804)
Other investing activities	(146)	(201)
Net cash used in investing activities	(4,610)	(1,950)
Cash flows from financing activities
Issuance of term loan and notes, net of issuance costs	3,972	3,359
Principal repayment on term loan and notes	(1,986)	(1,200)
Principal payments on finance leases	(122)	(112)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	103	120
Repurchases of common stock	(697)	(4,611)
Other financing activities	40	(151)
Net cash provided by (used in) financing activities	1,310	(2,595)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(88)	202
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	1,999	2,873
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	7,004	8,610
End of period	$9,003	$11,483

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets

Cash and cash equivalents	$6,150	$8,432
Restricted cash and cash equivalents-current	933	477
Restricted cash and cash equivalents-non-current	1,920	2,574
Total cash and cash equivalents, and restricted cash and cash equivalents	$9,003	$11,483

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$399	$373
Income taxes, net of refunds	242	274
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
In Note 11 – Variable Interest Entities, certain prior period disclosures related to our unconsolidated variable interest entities (“VIEs”) are presented to conform to the current period presentation. This change had no impact on our previously reported total assets, total liabilities, results of operations, comprehensive income or net cash flows from operating, financing or investing activities.
Basis of Consolidation
Our condensed consolidated financial statements include the accounts of Uber Technologies, Inc. and entities consolidated under the variable interest and voting models. All intercompany balances and transactions have been eliminated. Refer to Note 11 – Variable Interest Entities for further information.

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

Note 2 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2024	September 30, 2025
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$167	$182
Commercial paper	220	114
Corporate bonds	659	308
Certificates of deposit	38	50
Short-term investments	$1,084	$654

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$5,552	$6,027
Commercial paper	179	83
Corporate bonds	1,288	1,759
Asset-backed securities	—	13
Restricted investments	$7,019	$7,882

Classified as investments:
Non-marketable equity securities:
Didi	$2,602	$3,552
Other (2)	608	890
Marketable equity securities:
Grab	2,529	3,226
Aurora (3), (4)	2,054	1,757
Other	523	754
Note receivable from a related party (2)	144	151
Investments	$8,460	$10,330
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
(4) In connection with our exchangeable senior notes due in 2028 (the “2028 Exchangeable Senior Notes”), approximately 48% of our Aurora Class A common stocks is pledged as collateral and cannot be sold or transferred during the term of the 2028 Exchangeable Senior Notes until the obligations are fulfilled or the pledged assets are otherwise released under a collateral agreement. Refer to Note 4 – Long-Term Debt and Credit Arrangements for further information.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2024				As of September 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,868	$—	$—	$1,868	$1,646	$—	$—	$1,646
U.S. government and agency securities	—	5,848	—	5,848	—	7,095	—	7,095
Commercial paper	—	702	—	702	—	1,409	—	1,409
Corporate bonds	—	1,974	—	1,974	—	2,067	—	2,067
Asset-backed securities	—	—	—	—	—	13	—	13
Certificates of deposit	—	38	—	38	—	50	—	50
Non-marketable equity securities	—	—	11	11	—	—	29	29
Marketable equity securities	5,106	—	—	5,106	5,737	—	—	5,737
Note receivable from a related party	—	—	144	144	—	—	151	151
Total financial assets	$6,974	$8,562	$155	$15,691	$7,383	$10,634	$180	$18,197
Financial Liabilities
2028 Exchangeable Senior Notes (1)	$—	$—	$—	$—	$—	$1,221	$—	$1,221
Total financial liabilities	$—	$—	$—	$—	$—	$1,221	$—	$1,221
(1) Refer to Note 4 – Long-Term Debt and Credit Arrangements for further information.
During the nine months ended September 30, 2025, we did not make any transfers into or out of Level 3 of the fair value hierarchy.
Debt Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities (in millions):

	As of December 31, 2024				As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$5,843	$7	$(2)	$5,848	$7,089	$6	$—	$7,095
Commercial paper	702	—	—	702	1,409	—	—	1,409
Corporate bonds	1,975	1	(2)	1,974	2,063	4	—	2,067
Asset-backed securities	—	—	—	—	13	—	—	13
Certificates of deposit	38	—	—	38	50	—	—	50
Total	$8,558	$8	$(4)	$8,562	$10,624	$10	$—	$10,634
As of December 31, 2024 and September 30, 2025, there were no allowance for credit losses related to our debt securities. The weighted-average remaining maturity of our debt securities was less than one year as of September 30, 2025.
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
As of September 30, 2025, the fair value of our outstanding derivative assets and liabilities were not material. We did not record any material realized or unrealized gains or losses for our financial derivative instruments during the three and nine months ended September 30, 2025.

We have master netting arrangements with certain counterparties to our foreign currency exchange contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. We have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. As of September 30, 2025, there were no rights of set-off associated with our foreign currency exchange contracts.
The total notional amount of outstanding derivatives not designated as hedging instruments was $2.1 billion as of September 30, 2025.
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
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2024	September 30, 2025
Initial cost basis	$2,030	$2,297
Upward adjustments	2,611	3,562
Downward adjustments (including impairment)	(1,442)	(1,446)
Total carrying value at the end of the period	$3,199	$4,413
Didi Investment
We measure the fair value of our Didi investment based on the closing share price of the Didi American Depositary Shares on the over-the-counter market as an observable transaction for similar securities.
Note 3 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by segment (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2024	$2,261	$4,367	$1,438	$8,066
Acquisitions	120	705	—	825
Foreign currency translation and other adjustments	14	9	3	26
Balance as of September 30, 2025	$2,395	$5,081	$1,441	$8,917

Intangible Assets
The components of intangible assets, net were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2024
Consumer, Merchant and other relationships	$1,789	$(889)	$900	8
Developed technology	890	(690)	200	4
Trade name, trademarks and other	145	(120)	25	5
Intangible assets	$2,824	$(1,699)	$1,125

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
September 30, 2025
Consumer, Merchant and other relationships	$1,895	$(1,037)	$858	8
Developed technology	928	(736)	192	3
Trade name, trademarks and other	183	(129)	54	3
Intangible assets	$3,006	$(1,902)	$1,104
Amortization expense for intangible assets subject to amortization was $73 million and $72 million for the three months ended September 30, 2024 and 2025, respectively. Amortization expense for intangible assets subject to amortization was $228 million and $201 million for nine months ended September 30, 2024 and 2025, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2025 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2025	$67
2026	224
2027	198
2028	141
2029	93
Thereafter	370
Total	$1,093

Note 4 – Long-Term Debt and Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2024	September 30, 2025	Stated Interest Rates	Effective Interest Rates	Maturities
2025 Convertible Notes (1)	$1,150	$1,150	0.00%	0.2%	December 2025
2028 Convertible Notes	1,725	1,725	0.875%	1.1%	December 2028
2028 Exchangeable Senior Notes	—	1,221	0.00%	0.0%	May 2028
2027 Senior Notes	700	—	—%	—%	—
2028 Senior Notes	500	—	—%	—%	—
2029 Senior Notes	1,500	1,500	4.50%	4.7%	August 2029
2030 Senior Notes	1,250	1,250	4.30%	4.5%	January 2030
2031 Senior Notes	—	1,000	4.15%	4.3%	January 2031
2034 Senior Notes	1,500	1,500	4.80%	4.9%	September 2034
2035 Senior Notes	—	1,250	4.80%	5.0%	September 2035
2054 Senior Notes	1,250	1,250	5.35%	5.4%	September 2054
Total debt (2)	9,575	11,846
Less: unamortized discount and issuance costs	(78)	(81)
Less: current portion of long-term debt (1)	(1,150)	(1,150)
Total long-term debt	$8,347	$10,615
(1) The 2025 Convertible Notes will mature on December 15, 2025, and was classified within accrued and other current liabilities on our condensed consolidated balance sheets.
(2) The total fair value of our outstanding debt was $9.5 billion and $12.9 billion as of December 31, 2024 and September 30, 2025, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
2031 and 2035 Senior Notes
On September 11, 2025, we completed a registered public offering of $1.0 billion aggregate principal amount of 4.15% senior notes due 2031 (the “2031 Senior Notes”) and $1.25 billion aggregate principal amount of 4.80% senior notes due 2035 (the “2035 Senior Notes”). The 2031 Senior Notes and 2035 Senior Notes are our senior unsecured debt obligations and classified as long-term.
Interest on the 2031 Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year at 4.15% per annum, beginning January 15, 2026. Interest on the 2035 Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year at 4.80% per annum, beginning March 15, 2026.
The indentures governing the 2031 Senior Notes and 2035 Senior Notes contain customary covenants restricting our, and certain of our subsidiaries’, ability to incur liens on any of our, or certain of our subsidiaries’, principal property in order to secure any debt, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of September 30, 2025.
In September 2025, we exercised the call option and fully redeemed $700 million of the 7.50% senior notes due 2027 (the “2027 Senior Notes”) and $500 million of the 6.25% senior notes due 2028 (the “2028 Senior Notes”), using a portion of the net proceeds from the 2031 Senior Notes and 2035 Senior Notes. As a result, during the three months ended September 30, 2025, we recognized an immaterial loss on debt extinguishment in other income (expense), net on our condensed consolidated statement of operations.
Senior Notes
The 2030, 2034 and 2054 senior notes are our unsecured debt obligations. The 2029 senior notes are guaranteed by certain of our material domestic restricted subsidiaries. The 2029, 2030, 2034 and 2054 senior notes are collectively referred to as “Senior Notes”. Interest on the Senior Notes is payable semi-annually in arrears. The entire principal amounts of the Senior Notes are due at the respective maturity dates, and we may redeem the Senior Notes at any time, in whole or in part, at specified redemption prices. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of September 30, 2025.

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
As of September 30, 2025, the conditions permitting the holders of the 2028 Convertible Notes to convert their notes early had not been met. On October 1, 2025, those conditions were met. If any holders convert their notes early, we have the intent and ability to refinance the 2028 Convertible Notes on a long-term basis using our existing revolving credit agreement (refer to the Credit Agreement section below for further information). Therefore, the 2028 Convertible Notes continue to be classified as long-term. The initial conversion rate is 13.7848 shares of the common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $72.54 per share of the common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Upon conversion of the 2028 Convertible Notes, we must pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.
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
Holders of the 2025 Convertible Notes had the option to convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2025 only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “2025 Convertible Notes measurement period”) in which the trading price (as defined in the indenture governing 2025 Convertible Notes) per $1,000 principal amount of notes for each trading day of the 2025 Convertible Notes measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events. On or after September 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
As of September 15, 2025, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early had been met. Accordingly, on or after September 15, 2025, the 2025 Convertible Notes are convertible at the option of the holder until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2025 Convertible Notes will mature on December 15, 2025, unless earlier converted, redeemed or repurchased, and therefore was classified as accrued and other current liabilities. We expect to settle the 2025 Convertible Notes with cash and shares of common stock in the fourth quarter of 2025. In addition, we announced our intent to redeem the 2025 Convertible Notes pursuant to a scheduled redemption in December 2025.
The initial conversion rate is 12.3701 shares of common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $80.84 per share of the common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid special interest.
Upon conversion of the 2025 Convertible Notes, we will pay or deliver, a combination of cash and shares of our common stock. We may redeem with a combination of cash and shares, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
For the three and nine months ended September 30, 2024 and 2025, interest expense with respect to our convertible notes, which includes the amortization of debt discount and issuance costs, was immaterial.
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

As of September 30, 2025, none of the conditions permitting the holders of the 2028 Exchangeable Senior Notes to exchange their notes early had been met. Therefore, the 2028 Exchangeable Senior Notes were classified as long-term.
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
Credit Agreement
Our revolving credit agreement (“Credit Agreement”) provides for $5.0 billion in aggregate amount of commitments for senior unsecured revolving loans, which will mature on September 26, 2029, unless otherwise extended in accordance with the terms of the Credit Agreement. Proceeds from any borrowings under the Credit Agreement may be used for general corporate purposes. The Credit Agreement is unsecured and is not guaranteed by any of our subsidiaries. The Credit Agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes. The Credit Agreement also contains customary events of default. As of December 31, 2024 and September 30, 2025, there was no balance outstanding on the Credit Agreement, and we were in compliance with all covenants in the Credit Agreement.
Letters of Credit
For purposes of securing obligations related to leases, insurance contracts, and other contractual obligations, we also maintain agreements for letters of credit. As of December 31, 2024 and September 30, 2025, we had letters of credit outstanding of $1.4 billion and $1.9 billion, respectively, of which the letters of credit that reduced the available credit under the Credit Agreement were $354 million and $343 million, respectively.
Commercial Paper
In June 2025, we established a commercial paper program (the “Program”) under which we may issue unsecured commercial paper notes, not to exceed $2.0 billion outstanding at any time, with maturities of up to 397 days. The commercial paper notes will rank at least pari passu in right of payment with all of our other unsecured and unsubordinated indebtedness except any indebtedness owing to creditors whose claims are mandatorily preferred by laws of general application. We intend to use the net proceeds of the Program for general corporate purposes. As of September 30, 2025, we had no commercial paper notes outstanding.
Note 5 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2024	September 30, 2025
Prepaid expenses	$415	$448
Other current assets	975	1,355
Prepaid expenses and other current assets	$1,390	$1,803

Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2024	September 30, 2025
Accrued legal, regulatory and non-income taxes	$1,533	$1,978
Accrued Drivers and Merchants liability	1,421	1,632
Accrued compensation and employee benefits	649	628
Income and other tax liabilities	751	859
Current portion of long-term debt	1,150	1,150
Other	2,185	2,324
Accrued and other current liabilities	$7,689	$8,571
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2024	September 30, 2025
Deferred tax liabilities	$9	$31
Other	440	399
Other long-term liabilities	$449	$430
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Interest income	$195	$193	$530	$543
Foreign currency exchange gains (losses), net	25	(35)	(222)	112
Unrealized gain (loss) on debt and equity securities, net (1)	1,664	1,471	1,276	1,505
Other, net	(33)	(10)	9	(117)
Other income (expense), net	$1,851	$1,619	$1,593	$2,043
(1) During the three months ended September 30, 2024, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $1.0 billion unrealized gain on our Aurora investment, a $322 million unrealized gain on our Didi investment, a $141 million unrealized gain on our Delivery Hero investment, and a $134 million unrealized gain on our Grab investment.
During the nine months ended September 30, 2024, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $505 million unrealized gain on our Aurora investment, a $432 million gain on our Didi investment, a $230 million gain on our Grab investment, and a $113 million unrealized gain on our Delivery Hero investment.
During the three months ended September 30, 2025, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $760 million unrealized gain on our Didi investment, a $530 million unrealized gain on our Grab investment, and a $181 million net unrealized gain on our other investments.
During the nine months ended September 30, 2025, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $950 million unrealized gain on our Didi investment, a $697 million net unrealized gain on our Grab investment, and a $155 million net unrealized gain on our other investments, partially offset by a $297 million net unrealized loss on our Aurora investment.

Note 6 – Stockholders' Equity
Stock Option and SAR Activity
A summary of stock option and SAR activity for the nine months ended September 30, 2025 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2024	33	7,198	$40.16	4.90	$153
Granted	—	484	$74.44
Exercised	(12)	(1,399)	$16.34
Canceled and forfeited	(3)	(146)	$40.81
As of September 30, 2025	18	6,137	$48.36	4.92	$305
Exercisable as of September 30, 2025	18	2,318	$27.97	3.18	$164
RSU Activity
The following table summarizes the activity related to our RSUs for the nine months ended September 30, 2025 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	66,202	$48.49
Granted	33,047	$76.28
Vested	(27,219)	$46.33
Canceled and forfeited	(6,924)	$54.66
Unvested and outstanding as of September 30, 2025	65,106	$62.84
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Operations and support	$50	$58	$171	$169
Sales and marketing	23	26	68	78
Research and development	268	278	844	826
General and administrative	97	103	294	302
Total	$438	$465	$1,377	$1,375
As of September 30, 2025, there was $3.9 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.77 years.
The income tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation expense were not material during the three months ended September 30, 2024 and 2025.
The income tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation expense were not material during the nine months ended September 30, 2024 and $363 million during the nine months ended September 30, 2025.

Share Repurchase Program
In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock. In July 2025, our board of directors authorized an additional $20.0 billion for the repurchase of common stock. These authorizations (collectively, the “Share Repurchase Program”) total $27.0 billion. The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases and accelerated share repurchases. The exact number of shares to be repurchased by us, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice.
During the three and nine months ended September 30, 2025, we repurchased, and subsequently retired, 15.7 million and 58.6 million shares of common stock for $1.5 billion and $4.6 billion, respectively, excluding broker commissions and fees. Repurchases for the nine-month period included a $1.5 billion accelerated share repurchase (“ASR”) completed during the first quarter of 2025. As of September 30, 2025, we had approximately $21.1 billion available to repurchase shares pursuant to the Share Repurchase Program.
The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases. During the three and nine months ended September 30, 2025, the excise tax on net share repurchases was not material.
Note 7 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $158 million and $244 million for the three and nine months ended September 30, 2024, respectively, and $(4.0) billion and $(4.3) billion for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the income tax expense was primarily driven by the current tax on our earnings and the deferred U.S. tax impact related to our investments in Aurora, Didi, and Grab. During the three and nine months ended September 30, 2025, the income tax benefit was primarily driven by the release of our valuation allowance on the Netherlands’ deferred tax assets, offset by tax expense on our earnings.
During the nine months ended September 30, 2025, the amount of gross unrecognized tax benefits increased by $668 million, of which approximately $327 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $341 million of unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
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
An estimate of changes to unrecognized tax benefits recorded as of September 30, 2025, that are reasonably possible to occur within the next 12 months cannot be made.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits, and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through September 30, 2025. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
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
A significant portion of our historical valuation allowance was related to deferred tax assets in the Netherlands. Realization of these deferred tax assets is dependent on future pre-tax earnings. In evaluating the recoverability of these deferred tax assets as of September 30, 2025, we considered all available evidence, both positive and negative.
As of September 30, 2025, we are in a 12-quarter cumulative income position based on the Netherlands’ pre-tax book income adjusted for permanent book-to-tax differences. The 12-quarter cumulative income position is considered significant positive evidence that is both objective and verifiable. The historical income position provides us evidence to place greater reliance on projections of future profit as a source of income. Furthermore, current-year profitability and corresponding positive taxable income in the Netherlands, along with projections of future profit, provides strong positive evidence for the realization of our deferred tax assets in the Netherlands.

Based on all available evidence, including the objective and verifiable positive evidence as described above and anticipated future earnings, we concluded it is more-likely-than-not that our Netherlands’ deferred tax assets will be realizable. Accordingly, we released $4.9 billion of our Netherlands valuation allowance during the quarter ended September 30, 2025.We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation includes significant provisions, such as permanent extensions and modifications of certain provisions of the Tax Cuts and Jobs Act and modifications to the U.S. international tax system. The OBBBA contains multiple effective dates, with certain provisions taking effect in 2025 and 2026. We have evaluated the OBBBA enacted during the quarter and included its impact within our Q3 2025 financial statements. We will continue to evaluate the full impact of these legislative changes as additional supplemental guidance becomes available.
Note 8 – Net Income Per Share
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
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Basic net income per share:
Numerator
Net income including non-controlling interests	$2,599	$6,652	$2,944	$9,776
Net income (loss) attributable to non-controlling interests, net of tax	(13)	26	(29)	19
Net income attributable to common stockholders	$2,612	$6,626	$2,973	$9,757
Denominator
Basic weighted-average common stock outstanding	2,101,660	2,084,180	2,090,809	2,089,220
Basic net income per share attributable to common stockholders (1)	$1.24	$3.18	$1.42	$4.67
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$2,612	$6,626	$2,973	$9,757
Assumed net loss attributable to Freight Holding contingently issuable shares	(18)	(13)	(48)	(40)
Diluted net income attributable to common stockholders	$2,594	$6,613	$2,925	$9,717
Denominator
Number of shares used in basic net income per share computation	2,101,660	2,084,180	2,090,809	2,089,220
Dilutive effect of equity awards	36,920	30,106	44,886	28,510
Dilutive effect of Freight Holding contingently issuable shares	13,565	522	15,167	794
Dilutive effect of Convertible Notes	—	7,262	—	3,448
Dilutive effect of other contingently issuable shares	2,321	2,321	2,321	2,321
Diluted weighted-average common stock outstanding	2,154,466	2,124,391	2,153,183	2,124,293
Diluted net income per share attributable to common stockholders (1)	$1.20	$3.11	$1.36	$4.57
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
During the three and nine months ended September 30, 2024, approximately 21 million shares of common stock underlying equity awards were excluded from the computation of diluted net income per share during the periods presented because their effect would have been antidilutive.

During the three and nine months ended September 30, 2025, approximately 3 million shares of common stock underlying equity awards were excluded from the computation of diluted net income per share during the periods presented because their effect would have been antidilutive.
Note 9 – Segment Information and Geographic Information
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
The following tables provides information about our segments and a reconciliation to income (loss) before income taxes and income (loss) from equity method investments (in millions):

	Three Months Ended September 30, 2024
	Mobility	Delivery	Freight	Total
Revenue	$6,409	$3,470	$1,309	$11,188
Platform Participant direct transaction costs (1)	(1,770)	(1,389)	(1,185)	(4,344)
Other (2)	(2,957)	(1,453)	(143)	(4,553)
Segment Adjusted EBITDA	$1,682	$628	$(19)	2,291
Reconciling items:
Corporate G&A and Platform R&D (3)				(601)
Depreciation and amortization				(179)
Stock-based compensation expense				(438)
Acquisition, financing and divestitures related expenses				(8)
Restructuring and related charges				(4)
Income from operations				1,061
Interest expense				(143)
Other income (expense), net				1,851
Income before income taxes and loss from equity method investments				$2,769

	Three Months Ended September 30, 2025
	Mobility	Delivery	Freight	Total
Revenue	$7,682	$4,477	$1,308	$13,467
Platform Participant direct transaction costs (1)	(2,359)	(1,874)	(1,181)	(5,414)
Other (2)	(3,285)	(1,682)	(147)	(5,114)
Segment Adjusted EBITDA	$2,038	$921	$(20)	2,939
Reconciling items:
Corporate G&A and Platform R&D (3)				(683)
Depreciation and amortization				(188)
Stock-based compensation expense				(465)
Legal, tax, and regulatory reserve changes and settlements (4)				(479)
Goodwill and asset impairments/loss on sale of assets				(2)
Acquisition, financing and divestitures related expenses				(6)
Restructuring and related charges				(3)
Income from operations				1,113
Interest expense				(112)
Other income (expense), net				1,619
Income before income taxes and loss from equity method investments				$2,620

	Nine Months Ended September 30, 2024
	Mobility	Delivery	Freight	Total
Revenue	$18,176	$9,977	$3,866	$32,019
Platform Participant direct transaction costs (1)	(4,889)	(4,055)	(3,490)	(12,434)
Other (2)	(8,559)	(4,178)	(428)	(13,165)
Segment Adjusted EBITDA	$4,728	$1,744	$(52)	6,420
Reconciling items:
Corporate G&A and Platform R&D (3)				(1,778)
Depreciation and amortization				(542)
Stock-based compensation expense				(1,377)
Legal, tax, and regulatory reserve changes and settlements (4)				(661)
Goodwill and asset impairments/loss on sale of assets				3
Acquisition, financing and divestitures related expenses				(16)
Restructuring and related charges				(20)
Income from operations				2,029
Interest expense				(406)
Other income (expense), net				1,593
Income before income taxes and loss from equity method investments				$3,216

	Nine Months Ended September 30, 2025
	Mobility	Delivery	Freight	Total
Revenue	$21,466	$12,356	$3,829	$37,651
Platform Participant direct transaction costs (1)	(6,188)	(5,029)	(3,448)	(14,665)
Other (2)	(9,582)	(4,770)	(414)	(14,766)
Segment Adjusted EBITDA	$5,696	$2,557	$(33)	8,220
Reconciling items:
Corporate G&A and Platform R&D (3)				(1,977)
Depreciation and amortization				(534)
Stock-based compensation expense				(1,375)
Legal, tax, and regulatory reserve changes and settlements (4)				(507)
Goodwill and asset impairments/loss on sale of assets				(2)
Acquisition, financing and divestitures related expenses				(28)
Loss on lease arrangement, net				(2)
Restructuring and related charges				(4)
Income from operations				3,791
Interest expense				(325)
Other income (expense), net				2,043
Income before income taxes and loss from equity method investments				$5,509
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
Geographic Information
The following table presents our revenues disaggregated by geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
United States and Canada ("US&CAN")	$6,006	$6,698	$17,304	$19,478
Latin America ("LatAm")	679	829	2,068	2,335
Europe, Middle East and Africa ("EMEA")	3,196	4,388	8,939	11,606
Asia Pacific ("APAC")	1,307	1,552	3,708	4,232
Total revenue	$11,188	$13,467	$32,019	$37,651

Note 10 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2024 and September 30, 2025, we had recorded aggregate liabilities of $1.5 billion and $2.0 billion, respectively, of which $221 million and $208 million, respectively, relate to non-income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
We are currently party to various legal and regulatory matters that have arisen in the normal course of business and include, among others, alleged independent contractor misclassification claims, Fair Credit Reporting Act (“FCRA”) claims, alleged background check violations, pricing and advertising claims, unfair competition claims, intellectual property claims, employment discrimination and other employment-related claims, Americans with Disabilities Act (“ADA”) claims, data and privacy claims, securities claims, antitrust claims, challenges to regulations, and other matters. We have existing litigation, including class actions, Private Attorney General Act lawsuits, arbitration claims, and governmental administrative and audit proceedings, asserting claims by or on behalf of Drivers that Drivers are misclassified as independent contractors. We may receive misclassification claims in several jurisdictions across the United States for the foreseeable future. With respect to our outstanding legal and regulatory matters, based on our current knowledge, we believe that the ultimate amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, or cash flows. The outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. If one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations, financial condition or cash flows could be materially adversely affected.
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
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. The parties petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. The case had been stayed pending appeal of the denial of a motion to compel arbitration, however the California Supreme Court denied review on January 17, 2024, and the case was remitted back to the Superior Court on January 29, 2024 for further proceedings. On July 2, 2024, the Superior Court lifted the stay. We intend to continue to vigorously defend ourselves. The ultimate resolution of these matters is uncertain and the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2025.

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
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2025.
URSSAF Assessment
In December 2024, the Social Security authorities in France (“URSSAF”) issued a letter of observations to Uber, proposing a reassessment of social security contributions. In February 2025, Uber submitted a formal response, strongly contesting the basis of URSSAF's position. URSSAF replied with an assessment in June 2025, which Uber intends to appeal and vigorously challenge. The ultimate resolution of the matter is uncertain and the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2025.
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
In 2023, the NJDOL initiated an audit for the period of 2019 through the second quarter of 2023. In December 2024, the NJDOL issued a preliminary assessment, which Uber immediately disputed and requested a Hearing for Redetermination of the assessment. The case is currently being litigated before the New Jersey Office of Administrative Law. The ultimate resolution of the NJDOL matters is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2025.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period. In 2022, we received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for the years 2018 - 2020 covering couriers who used the Postmates platform and received an assessment in June 2023. In September 2025, we reached agreement on a settlement amount and the parties are finalizing the terms of the settlement. The amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2025.

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
As of September 30, 2025, we have received multiple assessments from the HMRC disputing our application of VAT Order 1987 for the period of March 2022 to September 2024, totaling approximately $1.8 billion (£1.4 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
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
Note 11 – Variable Interest Entities
Consolidated VIEs
We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. We are the primary beneficiary because we have the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we consolidate the assets and liabilities of these VIEs.

Uber Freight Holding Corporation
Total assets included on the condensed consolidated balance sheets for our consolidated VIE, Uber Freight Holding Corporation (“Freight Holding”), as of December 31, 2024 and September 30, 2025 were $3.4 billion and $3.3 billion, respectively. Total liabilities included on the condensed consolidated balance sheets for this VIE as of December 31, 2024 and September 30, 2025 were $724 million and $807 million, respectively.
As of September 30, 2025, we own the majority of the issued and outstanding capital stock of Freight Holding and report a non-controlling interest as further described in Note 12 – Non-Controlling Interests.
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
Our carrying amounts of assets recognized on the condensed consolidated balance sheets and maximum exposure to loss related to unconsolidated VIEs were (in millions):

	As of
	December 31, 2024	September 30, 2025
Total assets (1)	$678	$1,299
Maximum exposure to loss (2)	803	1,483
(1) Total assets includes a term loan to Moove Cars Mobility, S.L., formerly Garment Investments S.L. dba Moove (“Moove”). As of December 31, 2024 and September 30, 2025, the term loan to Moove was $288 million and $382 million, respectively, and accounted for as a loan receivable, carried at amortized cost recorded within other assets on the condensed consolidated balance sheets. In 2021, we entered into and completed a series of agreements with Moove, including (i) an equity investment, through preferred shares, (ii) a term loan to Moove, and (iii) a commercial partnership agreement. After this series of agreements, Moove is considered a related party.
Our carrying amounts of liabilities recognized on the condensed consolidated balance sheets were not material as of December 31, 2024 and September 30, 2025.
(2) Our maximum exposure to loss includes the carrying amounts of assets and liabilities recognized on our condensed consolidated balance sheets as well as an immaterial financial guarantee.
Note 12 – Non-Controlling Interests
Freight Holding
As of both December 31, 2024 and September 30, 2025, we owned 84% of our subsidiary Freight Holding’s capital stock, or 80% and 78%, respectively, on a fully-diluted basis. The minority stockholders of Freight Holding include, among others: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) current and former employees who hold fully vested shares.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within 30 days. As of December 31, 2024 and September 30, 2025, the liability related to the supplier financing program was immaterial and the amounts are included within accounts payable on the condensed consolidated balance sheets.
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
In the third quarter of 2024, the redeemable non-controlling interest related to these certain minority common stockholders of Freight Holding was deemed probable of becoming redeemable and re-measured to its estimated redemption value with an adjustment of $338 million. As of December 31, 2024, the minority common stockholders ownership in Freight Holding is classified as a redeemable non-controlling interest, because it is redeemable on an event that is not solely in our control.
In the third quarter of 2025, a majority of the put holders exercised their put rights. As of September 30, 2025, we recorded a liability within accrued and other current liabilities on the condensed consolidated balance sheet related to the expected cash settlement, which was not material. Freight Holding repurchased and subsequently retired the related common stock for cash in October 2025.
Trendyol GO
On June 17, 2025, we closed the acquisition of an 85% controlling stake in Trendyol GO. Refer to Note 13 – Business Combinations for further information. As of September 30, 2025, our controlling stake in Trendyol GO was 86%. As of September 30, 2025, the non-controlling interest in Trendyol GO was classified as redeemable non-controlling interest as it is subject to a put/call agreement that is not solely within our control. The put or call is exercisable in the first quarter of 2031. At each balance sheet date, the carrying value of the redeemable non-controlling interest will be adjusted to the estimated redemption value. There were no material adjustments as of September 30, 2025.
Note 13 – Business Combinations
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
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed (in millions):

Fair Value
Current assets	$64
Goodwill	713
Intangible assets	132
Other long-term assets	6
Total assets acquired	915
Current liabilities	(67)
Deferred tax liability	(21)
Total liabilities assumed	(88)
Less: Redeemable non-controlling interests	(130)
Net assets acquired	$697
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives (in millions, except years):

	Fair Value	Weighted Average Remaining Useful Life - Years
Consumer, Merchant and other relationships	$83	12
Developed technology	29	2
Trade name, trademarks and other	20	3
Total	$132

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
The results of Trendyol GO were included in our condensed consolidated financial statements from the date of acquisition. Trendyol GO contributed an immaterial amount of revenue and loss before taxes during the three and nine months ended September 30, 2025.

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
For a discussion of risk factors related to how misclassification challenges may impact our business, result of operations, financial position and operating condition and cash flows, see the risk factor titled “-Our business would be adversely affected if Drivers were classified as employees, workers or quasi-employees” included in Part II, Item 1A, “Risk Factors”, and Note 10 – Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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

Financial and Operational Highlights

	Three Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	161	189	17%
Trips (2)	2,868	3,512	22%
Gross Bookings (2)	$40,973	$49,740	21%	21%
Revenue	$11,188	$13,467	20%	19%
Income from operations	$1,061	$1,113	5%
Net income attributable to Uber Technologies, Inc.	$2,612	$6,626	154%
Adjusted EBITDA (1)	$1,690	$2,256	33%

	Nine Months Ended September 30,
	2024	2025	% Change
Net cash provided by operating activities	$5,387	$7,216	34%
Free cash flow (1)	$5,189	$6,955	34%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics” for more information.
Highlights for the Third Quarter 2025
In the third quarter of 2025, our MAPCs were 189 million, growing 17% compared to the same period in 2024.
Overall Gross Bookings increased to $49.7 billion in the third quarter of 2025, up 21% on a constant currency basis, compared to the same period in 2024. Mobility Gross Bookings grew 19% year-over-year, on a constant currency basis primarily due to an increase in Mobility Trip volumes. Delivery Gross Bookings grew 24% year-over-year, on a constant currency basis, primarily driven by an increase in Delivery Trip volumes. Freight Gross Bookings remained flat year-over-year, on a constant currency basis.
Revenue was $13.5 billion, up 20% year-over-year, primarily attributable to an increase in Gross Bookings of 21%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes.
Net income attributable to Uber Technologies, Inc. was $6.6 billion, which includes: (i) a $4.9 billion benefit from the release of our Netherlands’ deferred tax assets valuation allowance and (ii) the favorable impact of a pre-tax unrealized gain on debt and equity securities, net of $1.5 billion primarily related to changes in the fair value of our equity securities, including: a $760 million unrealized gain on our Didi investment, a $530 million unrealized gain on our Grab investment, and a $181 million net unrealized gain on our other investments.
Adjusted EBITDA was $2.3 billion, up $566 million compared to the same period in 2024. Mobility Adjusted EBITDA was $2.0 billion, up $356 million compared to the same period in 2024. Delivery Adjusted EBITDA was $921 million, up $293 million compared to the same period in 2024. These increases were partially offset by an $82 million increase in Corporate G&A and Platform R&D costs, year-over-year.
We ended the quarter with $9.1 billion in unrestricted cash, cash equivalents, and short-term investments. We intend to redeem our $1.15 billion 2025 Convertible Notes pursuant to a scheduled redemption in December 2025. For additional information, see Note 4 – Long-Term Debt and Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Revenue Recognition” as well as “Note 1 – Description of Business and Summary of Significant Accounting Policies - Revenue Recognition” and “Note 2 – Revenue” to our audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2024, and Note 9 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including amortization of debt discount and issuance costs. For additional detail related to our debt obligations, see Note 4 – Long-Term Debt and Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
A significant portion of our historical valuation allowance was related to deferred tax assets in the Netherlands. Realization of these deferred tax assets is dependent on future pre-tax earnings. In evaluating the recoverability of these deferred tax assets as of September 30, 2025, we considered all available evidence, both positive and negative.
As of September 30, 2025, we are in a 12-quarter cumulative income position based on the Netherlands’ pre-tax book income adjusted for permanent book-to-tax differences. The 12-quarter cumulative income position is considered significant positive evidence that is both objective and verifiable. The historical income position provides us evidence to place greater reliance on projections of future profit as a source of income. Furthermore, current-year profitability and corresponding positive taxable income in the Netherlands, along with projections of future profit, provides strong positive evidence for the realization of our deferred tax assets in the Netherlands.
Based on all available evidence, including the objective and verifiable positive evidence as described above and anticipated future earnings, we concluded it is more-likely-than-not that our Netherlands’ deferred tax assets will be realizable. Accordingly, we released $4.9 billion of our Netherlands valuation allowance during the quarter ended September 30, 2025. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
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

For additional information, see Note 7 – Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Income (Loss) from Equity Method Investments
Income (loss) from equity method investments primarily includes the results of our share of income or loss from our equity method investments.
Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

Revenue	$11,188	$13,467	$32,019	$37,651
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	6,761	8,109	19,417	22,657
Operations and support	687	735	2,054	2,099
Sales and marketing	1,096	1,277	3,128	3,544
Research and development	774	862	2,324	2,517
General and administrative	630	1,183	2,525	2,509
Depreciation and amortization	179	188	542	534
Total costs and expenses	10,127	12,354	29,990	33,860
Income from operations	1,061	1,113	2,029	3,791
Interest expense	(143)	(112)	(406)	(325)
Other income (expense), net	1,851	1,619	1,593	2,043
Income before income taxes and loss from equity method investments	2,769	2,620	3,216	5,509
Provision for (benefit from) income taxes	158	(4,046)	244	(4,306)
Loss from equity method investments	(12)	(14)	(28)	(39)
Net income including non-controlling interests	2,599	6,652	2,944	9,776
Less: net income (loss) attributable to non-controlling interests, net of tax	(13)	26	(29)	19
Net income attributable to Uber Technologies, Inc.	$2,612	$6,626	$2,973	$9,757
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	60%	60%	61%	60%
Operations and support	6%	5%	6%	6%
Sales and marketing	10%	9%	10%	9%
Research and development	7%	6%	7%	7%
General and administrative	6%	9%	8%	7%
Depreciation and amortization	2%	1%	2%	1%
Total costs and expenses	91%	92%	94%	90%
Income from operations	9%	8%	6%	10%
Interest expense	(1)%	(1)%	(1)%	(1)%
Other income (expense), net	17%	12%	5%	5%
Income before income taxes and loss from equity method investments	25%	19%	10%	15%
Provision for (benefit from) income taxes	1%	(30)%	1%	(11)%
Loss from equity method investments	—%	—%	—%	—%
Net income including non-controlling interests	23%	49%	9%	26%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%	—%	—%
Net income attributable to Uber Technologies, Inc.	23%	49%	9%	26%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and nine months ended September 30, 2025 compared to the same periods in 2024.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Revenue	$11,188	$13,467	20%	$32,019	$37,651	18%
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Revenue increased $2.3 billion, or 20%, primarily attributable to an increase in Gross Bookings of 21%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Revenue increased $5.6 billion, or 18%, primarily attributable to an increase in Gross Bookings of 17%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Cost of revenue, exclusive of depreciation and amortization	$6,761	$8,109	20%	$19,417	$22,657	17%
Percentage of revenue	60%	60%		61%	60%

Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Cost of revenue, exclusive of depreciation and amortization, increased $1.3 billion, or 20%, mainly due to a $513 million increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings in certain markets; a $495 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets; and a $137 million increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven in our Mobility business.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Cost of revenue, exclusive of depreciation and amortization, increased $3.2 billion, or 17%, mainly due to a $1.1 billion increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings in certain markets; a $1.0 billion increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets; and a $616 million increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven in our Mobility business.
Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Operations and support	$687	$735	7%	$2,054	$2,099	2%
Percentage of revenue	6%	5%		6%	6%
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Operations and support expenses increased $48 million, or 7%, primarily attributable to a $32 million increase in employee headcount costs and a $10 million increase in other service expenses.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Operations and support expenses increased $45 million, or 2%, primarily attributable to a $69 million increase in employee headcount costs, partially offset by a $25 million decrease in external contractor expenses.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Sales and marketing	$1,096	$1,277	17%	$3,128	$3,544	13%
Percentage of revenue	10%	9%		10%	9%
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Sales and marketing expenses increased $181 million, or 17%, primarily attributable to a $90 million increase in consumer discounts, promotions, credits and refunds to $448 million, compared to $358 million in the same period in 2024, and a $63 million increase in indirect advertising and marketing.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Sales and marketing expenses increased $416 million, or 13%, primarily attributable to a $160 million increase in consumer discounts, promotions, credits and refunds to $1.2 billion, compared to $1.1 billion in the same period in 2024, a $154 million increase in indirect advertising and marketing, and a $92 million increase in employee headcount costs.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Research and development	$774	$862	11%	$2,324	$2,517	8%
Percentage of revenue	7%	6%		7%	7%

Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Research and development expenses increased $88 million, or 11%, primarily attributable to a $77 million increase in employee headcount cost.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Research and development expenses increased $193 million, or 8%, primarily attributable to a $221 million increase in employee headcount costs, partially offset by a $18 million decrease in stock-based compensation.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

General and administrative	$630	$1,183	88%	$2,525	$2,509	(1)%
Percentage of revenue	6%	9%		8%	7%
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
General and administrative expenses increased $553 million, or 88%, primarily attributable to a $480 million increase in legal-related accruals and expenses.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
General and administrative expenses decreased $16 million, or 1%, primarily attributable to a $136 million decrease in legal-related accruals and expenses, partially offset by a $59 million increase in other corporate expenses, a $30 million increase in employee headcount costs, and a $25 million increase in external contractor expenses.
Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Depreciation and amortization	$179	$188	5%	$542	$534	(1)%
Percentage of revenue	2%	1%		2%	1%
Three and Nine Months Ended September 30, 2025 Compared with the Same Periods in 2024
The change in depreciation and amortization expenses was not material.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Interest expense	$(143)	$(112)	(22)%	$(406)	$(325)	(20)%
Percentage of revenue	(1)%	(1)%		(1)%	(1)%
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Interest expense decreased $31 million, or 22% primarily attributable to debt refinancing activities in the second half of 2024.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Interest expense decreased $81 million, or 20% primarily attributable to debt refinancing activities in the second half of 2024.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Interest income	$195	$193	(1)%	$530	$543	2%
Foreign currency exchange gains (losses), net	25	(35)	**	(222)	112	**
Unrealized gain (loss) on debt and equity securities, net	1,664	1,471	(12)%	1,276	1,505	18%
Other, net	(33)	(10)	70%	9	(117)	**
Other income (expense), net	$1,851	$1,619	(13)%	$1,593	$2,043	28%
Percentage of revenue	17%	12%		5%	5%
** Percentage not meaningful.
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Unrealized gain (loss) on debt and equity securities, net decreased by $193 million primarily due to changes in the fair value of our equity securities. During the three months ended September 30, 2024, unrealized gain on debt and equity securities, net, primarily includes: a $1.0 billion unrealized gain on our Aurora investment; a $322 million unrealized gain on our Didi investment; a $141 million unrealized gain on our Delivery Hero investment, and a $134 million unrealized gain on our Grab investment.
During the three months ended September 30, 2025, unrealized gain on debt and equity securities, net, primarily includes: a $760 million unrealized gain on our Didi investment; a $530 million unrealized gain on our Grab investment, and a $181 million net unrealized gain on our other investments. For additional information, refer to Note 2 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Unrealized gain (loss) on debt and equity securities, net increased by $229 million primarily due to changes in the fair value of our equity securities. During the nine months ended September 30, 2024, unrealized gain on debt and equity securities, net, primarily includes: a $505 million unrealized gain on our Aurora investment; a $432 million gain on our Didi investment; a $230 million gain on our Grab investment, and a $113 million unrealized gain on our Delivery Hero investment.
During the nine months ended September 30, 2025, unrealized gain on debt and equity securities, net, primarily includes: a $950 million unrealized gain on our Didi investment; a $697 million net unrealized gain on our Grab investment, and a $155 million net unrealized gain on our other investments, partially offset by a $297 million net unrealized loss on our Aurora investment. For additional information, refer to Note 2 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Provision for (benefit from) income taxes	$158	$(4,046)	**	$244	$(4,306)	**
Effective tax rate	6%	(154)%		8%	(78)%
** Percentage not meaningful.
Three and Nine Months Ended September 30, 2025 Compared with the Same Periods in 2024
The change in our income tax provision is a result of the release of our valuation allowance on the Netherlands’ deferred tax assets, offset by tax expense on our earnings.

Loss from Equity Method Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Loss from equity method investments	$(12)	$(14)	(17)%	$(28)	$(39)	(39)%
Percentage of revenue	—%	—%		—%	—%
Three and Nine Months Ended September 30, 2025 Compared with the Same Periods in 2024
The change in loss from equity method investments was not material.
Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 9 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Mobility	$6,409	$7,682	20%	$18,176	$21,466	18%
Delivery	3,470	4,477	29%	9,977	12,356	24%
Freight	1,309	1,308	—%	3,866	3,829	(1)%
Total revenue	$11,188	$13,467	20%	$32,019	$37,651	18%
Segment Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Mobility	$1,682	$2,038	21%	$4,728	$5,696	20%
Delivery	628	921	47%	1,744	2,557	47%
Freight	(19)	(20)	(5)%	(52)	(33)	37%
Corporate G&A and Platform R&D (1)	(601)	(683)	(14)%	(1,778)	(1,977)	(11)%
Adjusted EBITDA (2)	$1,690	$2,256	33%	$4,642	$6,243	34%
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
Mobility Segment
For the three months ended September 30, 2025 compared to the same period in 2024, Mobility revenue increased $1.3 billion, or 20%, and Mobility Adjusted EBITDA increased $356 million, or 21%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 20%, driven by an increase in Trip volumes.
Mobility Adjusted EBITDA increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $513 million increase in Driver payments and incentives recorded in Mobility Platform Participant direct transaction costs, a $137 million increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven, a $48 million increase in network costs, a $46 million increase in indirect advertising and marketing, and a $38 million increase in credit card processing costs as a result of increased Gross Bookings, recorded in Mobility other expense.

For the nine months ended September 30, 2025 compared to the same period in 2024, Mobility revenue increased $3.3 billion, or 18%, and Mobility Adjusted EBITDA increased $968 million, or 20%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 16%, driven by an increase in Trip volumes.
Mobility Adjusted EBITDA increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $1.1 billion increase in Driver payments and incentives recorded in Mobility Platform Participant direct transaction costs, a $616 million increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven, a $161 million increase in network costs, a $109 million increase in credit card processing costs as a result of increased Gross Bookings, and a $65 million increase in indirect advertising and marketing, recorded in Mobility other expense.
Delivery Segment
For the three months ended September 30, 2025 compared to the same period in 2024, Delivery revenue increased $1.0 billion, or 29%, and Delivery Adjusted EBITDA increased $293 million, or 47%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 25%, driven by an increase in Trip volumes, and a $146 million increase in advertising revenue.
Delivery Adjusted EBITDA increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $495 million increase in Courier payments and incentives recorded in Delivery Platform Participant direct transaction costs, an $100 million increase in employee headcount costs, a $44 million increase in credit card processing costs as a result of increased Gross Bookings, and a $30 million increase in partnership and other fees, recorded in Delivery other expense.
For the nine months ended September 30, 2025 compared to the same period in 2024, Delivery revenue increased $2.4 billion, or 24%, and Delivery Adjusted EBITDA increased $813 million, or 47%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 20%, driven by an increase in Trip volumes, and a $394 million increase in advertising revenue.
Delivery Adjusted EBITDA increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $1.0 billion increase in Courier payments and incentives recorded in Delivery Platform Participant direct transaction costs, and a $229 million increase in employee headcount costs, a $90 million increase in indirect advertising and marketing, an $84 million increase in partnership and other fees, and a $81 million increase in credit card processing costs as a result of increased Gross Bookings, recorded in Delivery other expense.
Freight Segment
For the three months ended September 30, 2025 compared to the same period in 2024, Freight revenue was flat, and Freight Adjusted EBITDA declined $1 million, or 5%.
Freight revenue was flat, primarily attributable to a challenging freight market cycle, keeping Freight Gross Bookings relatively flat due to lower revenue per load.
Freight Adjusted EBITDA declined primarily attributable to a $4 million increase in Freight other expenses, partially offset by a $4 million decrease in Freight Carrier payments recorded in Freight Platform Participant direct transaction costs.
For the nine months ended September 30, 2025 compared to the same period in 2024, Freight revenue decreased $37 million, or 1%, and Freight Adjusted EBITDA improved $19 million, or 37%.
Freight revenue decreased primarily attributable to a 1% decrease in Freight Gross Bookings due to lower revenue per load as a result of the challenging freight market cycle.
Freight Adjusted EBITDA improved primarily attributable to a $40 million decrease in Freight Carrier payments recorded in Freight Platform Participant direct transaction costs and a $14 million decrease in Freight other expenses, partially offset by a $37 million decrease in Freight revenue.

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

	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025

Mobility	$19,285	$18,670	$20,554	$21,002	$22,798	$21,182	$23,762	$25,111
Delivery	17,011	17,699	18,126	18,663	20,126	20,377	21,734	23,322
Freight	1,279	1,282	1,272	1,308	1,273	1,259	1,260	1,307
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
 The following table presents a reconciliation of net income (loss) attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2025	2024	2025

Adjusted EBITDA reconciliation:
Net income attributable to Uber Technologies, Inc.	$2,612	$6,626	$2,973	$9,757
Add (deduct):
Net income (loss) attributable to non-controlling interests, net of tax	(13)	26	(29)	19
Loss from equity method investments	12	14	28	39
Provision for (benefit from) income taxes	158	(4,046)	244	(4,306)
Other (income) expense, net	(1,851)	(1,619)	(1,593)	(2,043)
Interest expense	143	112	406	325
Income from operations	1,061	1,113	2,029	3,791
Add (deduct):
Depreciation and amortization	179	188	542	534
Stock-based compensation expense	438	465	1,377	1,375
Legal, tax, and regulatory reserve changes and settlements	—	479	661	507
Goodwill and asset impairments/loss on sale of assets	—	2	(3)	2
Acquisition, financing and divestitures related expenses	8	6	16	28
Loss on lease arrangement, net	—	—	—	2
Restructuring and related charges	4	3	20	4
Adjusted EBITDA	$1,690	$2,256	$4,642	$6,243
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Nine Months Ended September 30,
(In millions)	2024	2025

Free cash flow reconciliation:
Net cash provided by operating activities	$5,387	$7,216
Purchases of property and equipment	(198)	(261)
Free cash flow	$5,189	$6,955

Liquidity and Capital Resources

	Nine Months Ended September 30,
(In millions)	2024	2025

Net cash provided by operating activities	$5,387	$7,216
Net cash used in investing activities	(4,610)	(1,950)
Net cash provided by (used in) financing activities	1,310	(2,595)
Operating Activities
Net cash provided by operating activities was $7.2 billion for the nine months ended September 30, 2025, primarily consisting of $9.8 billion of net income, adjusted for certain non-cash items, which primarily includes: $4.5 billion of deferred income taxes; $1.5 billion in unrealized gains on debt and equity securities, net; $1.4 billion of stock-based compensation expense; $554 million of depreciation and amortization expense, as well as a $1.6 billion increase in cash from working capital. The increase in cash from working capital was primarily driven by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out, and accrued expenses and other liabilities, partially offset by an increase in accounts receivable and prepaid expenses and other assets primarily due to tax matters recorded as a receivable in other assets described in the “Non-Income Tax Matters” section below.
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
Investing Activities
Net cash used in investing activities was $2.0 billion for the nine months ended September 30, 2025, primarily consisting of: purchases of marketable securities of $13.9 billion; acquisition of businesses, net of cash acquired of $804 million; purchases of non-marketable equity securities of $286 million, and $261 million in purchases of property and equipment; partially offset by proceeds from maturities and sales of marketable securities of $13.5 billion.
Net cash used in investing activities was $4.6 billion for the nine months ended September 30, 2024, primarily consisting of: purchases of marketable securities of $9.7 billion; purchases of non-marketable equity securities of $288 million, and $198 million in purchases of property and equipment; partially offset by proceeds from maturities and sales of marketable securities of $5.8 billion.
Financing Activities
Net cash used in financing activities was $2.6 billion for the nine months ended September 30, 2025, primarily consisting of: $4.6 billion in repurchases of common stock; $1.2 billion in principal repayment on term loan and notes, and $112 million of principal payments on finance leases; partially offset by $3.4 billion in issuance of term loan and notes, net of issuance costs, and $120 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan. For additional information on the issuance and redemption of our senior notes, see Note 4 – Long-Term Debt and Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net cash provided by financing activities was $1.3 billion for the nine months ended September 30, 2024, primarily consisting of: $4.0 billion in proceeds from the issuance of term loan and notes, net of issuance costs; $103 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan; partially offset by $2.0 billion relating to our extinguishment of the 2030 Refinanced Term Loans; $697 million of repurchases of common stock, and $122 million of principal payments on finance leases.
Other Information
As of September 30, 2025, $3.2 billion of our $8.4 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities.
We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of September 30, 2025, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.
Commercial Paper
In June 2025, we established a commercial paper program (the “Program”) under which we may issue unsecured commercial paper notes, not to exceed $2.0 billion outstanding at any time, with maturities of up to 397 days. The commercial paper notes will rank at least pari passu in right of payment with all of our other unsecured and unsubordinated indebtedness except any indebtedness owing to creditors whose claims are mandatorily preferred by laws of general application. We intend to use the net proceeds of the Program for general corporate purposes. As of September 30, 2025, we had no commercial paper notes outstanding.
Debt Redemptions
In September 2025, we exercised the call option and fully redeemed $700 million of the 2027 Senior Notes and $500 million of the 2028 Senior Notes, using a portion of the net proceeds from the 2031 Senior Notes and 2035 Senior Notes. In addition, we announced our intent to redeem the 2025 Convertible Notes pursuant to a scheduled redemption in December 2025. For additional information, see Note 4 – Long-Term Debt and Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Share Repurchase Program
In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock. In July 2025, our board of directors authorized an additional $20.0 billion for the repurchase of common stock. These authorizations (collectively, the “Share Repurchase Program”) total $27.0 billion. The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases and accelerated share repurchases. The exact number of shares to be repurchased by us, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice.
During the first quarter of 2025, we completed an accelerated share repurchase (“ASR”) to repurchase $1.5 billion of our outstanding common stock as part of our previously announced Share Repurchase Program. As of September 30, 2025, we had approximately $21.1 billion available to repurchase shares pursuant to the Share Repurchase Program.
For additional information, see Note 6 – Stockholders' Equity in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Income Tax Matters
As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK is a merchant of transportation and is required to remit VAT. Uber UK is remitting VAT under the Value Added (Tour Operators) Order 1987 (“VAT Order 1987”), which allows for VAT remittance on a calculated margin, rather than on Gross Bookings.
As of September 30, 2025, we have received multiple assessments from the HMRC disputing our application of VAT Order 1987 for the period of March 2022 to September 2024, totaling approximately $1.8 billion (£1.4 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
The payments made in 2023 through 2025 are recorded as a receivable in other assets on our condensed consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to this matter. HMRC has expressed their intention to not enforce assessments pending the determination of the appeal of a competitor on a related matter. If payment of future assessments is required, the payments would decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal. For additional information, see Note 10 – Commitments and Contingencies in the notes to condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated. In July 2025, we agreed to purchase, or have our designated fleet operators purchase, a minimum of 20,000 Lucid vehicles equipped with Nuro’s Level 4 autonomous driving systems over a six-year period following the start of production, which is targeted for next year. This agreement is subject to risks and uncertainties, which could cause actual outcomes to differ materially.

These include, but are not limited to: production timelines; vehicles meeting certain quality thresholds and complying with other requirements; and fleet operator participation. Our cash requirement has not been determined and there can be no assurance that such purchases will be completed as contemplated. As of September 30, 2025, there have been no additional material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our primary exposure to market risks for changes in interest rates relate primarily to our credit agreement of which we currently have no drawn amounts as of September 30, 2025. For additional information, see Note 4 – Long-Term Debt and Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $605 million as of September 30, 2025.
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
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $8.6 billion as of December 31, 2024 and $11.5 billion as of September 30, 2025. Marketable debt securities classified as restricted investments and short-term investments totaled $8.5 billion as of September 30, 2025. As of September 30, 2025, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, investment-grade corporate debt securities, and asset-backed securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results and on the fair value of our marketable debt securities.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held entities and public companies, compared to their fair value. We hold privately held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held entities and public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering, until the obligations are fulfilled or the pledged assets are otherwise released under a collateral agreement. As of September 30, 2025, the carrying value of our investments was $10.6 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 10 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 10 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended September 30, 2025 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 10 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
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
We face similar challenges in other jurisdictions within the United States and abroad. For example, in July 2020, the Massachusetts Attorney General filed a complaint against Uber and Lyft, alleging that drivers are misclassified, and seeking an injunction. That case was resolved in June 2024 with the understanding that drivers would continue to be classified as independent contractors. If we do not prevail in current litigation or similar actions that may be brought in the future, we may be required to treat Drivers as employees and/or make other changes to our business model in certain jurisdictions. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees, we would incur significant additional expenses for compensating Drivers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. In this case, we anticipate significant price increases for Riders to offset these additional costs; however, we believe that the financial impact to Uber would be moderated by the likelihood of other industry participants being similarly affected. Additionally, we may not have adequate Driver supply as Drivers may opt out of our platform given the loss of flexibility under an employment model, and we may not be able to hire a majority of the Drivers currently using our platform. Another example is in France, where the government is seeking social security contributions based on an allegation that Drivers are employees. The government issued a demand for contributions, which we are challenging and which is subject to ongoing discussions and engagement with authorities. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business, results of operations, financial position and cash flows.
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
We face competition in each of our offerings, including:
•Mobility. Our Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery and other car services. In addition, public transportation can be a superior substitute to our Mobility offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned entities, for Drivers and riders, including

Bolt, Didi, Lyft and Ola. There are also a number of companies developing and introducing autonomous vehicles and technologies that either are competing with us or may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), and Tesla.
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
As of September 30, 2025, we had an accumulated deficit of $10.9 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve or maintain profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Revenue Margin. Further, we may charge a lower service fee to certain of our merchant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative Revenue Margin with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our prior or future acquisitions. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
We have invested, and we may continue to invest, substantial amounts in companies with whom we partner to offer autonomous vehicle technologies on our platform. For example, we have made investments into and entered into commercial partnerships with various autonomous mobility and/or autonomous delivery companies in support of autonomous vehicle technology capable of deployment in the United States and globally. Also, in 2021, we completed the merger of our autonomous technologies business with Aurora, and included a $400 million investment in the combined company and a commercial agreement pursuant to which we and Aurora will collaborate with respect to the launch and commercialization of self-driving vehicles on our ridesharing network. We believe that autonomous vehicle technologies may have the ability to meaningfully impact the industries in which we compete and that autonomous vehicles present substantial opportunities. Several companies, including Waymo, Tesla and Zoox (a subsidiary of Amazon), are developing autonomous vehicle technologies in the United States, either alone or through collaborations with car manufacturers, as are similar companies globally, and we expect that they will use such technology to further compete with us in the mobility, delivery, or logistics industries. Waymo has introduced a commercialized ridehailing fleet of autonomous vehicles on its own platform in addition to a fleet of autonomous vehicles that it makes available through our platform, and it is possible that our competitors could introduce autonomous vehicle offerings earlier than we will be able to offer autonomous vehicles on our platform or that our commercial partnerships could expire or that our autonomous vehicle partners could experience organizational failures of their own or otherwise remove their vehicles from our platform. In the event that our competitors bring autonomous vehicles to market before we are able to offer autonomous vehicles on our platform, deploy their autonomous vehicles on ridesharing, delivery or logistics platforms other than ours, or their technology is or is perceived to be superior to the technology of parties with which we partner to offer autonomous vehicles on our platform, or their infrastructure or operational expertise in support of autonomous vehicles is or is perceived to be superior or more efficient or profitable than offerings on our platform, they may be able to leverage such technology to compete more effectively with us, which would adversely impact our financial performance and our prospects. For example, use of autonomous vehicles could substantially reduce the cost of providing ridesharing, delivery, or logistics services, which could allow competitors to offer such services at a substantially lower price as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our financial performance and prospects would be adversely impacted.
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
Federal and state government regulations, or their equivalents abroad, specifically designed to govern autonomous vehicle operation, testing and/or manufacture are developing. These regulations could include requirements that delay or limit our ability to offer autonomous vehicles on our platform. If regulations of this nature are implemented, we may not be able to offer autonomous vehicle technologies on our platform in the manner we expect, or at all. Further, if we or parties with which we partner to offer autonomous vehicle technologies are unable to comply with existing or new regulations or laws applicable to autonomous vehicles, we and our partners could become subject to substantial fines or penalties.
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
As of September 30, 2025, we had approximately 33,600 global employees, of whom approximately 19,700 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
As of September 30, 2025, we operated in over 70 countries. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors.
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
Further, we are contractually limited in our ability to sell or transfer these assets. In addition, we may be required to sell these assets at a time at which we would not be able to realize what we believe to be the long-term value of these assets. For example, if we were deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company

Act”), we may be required to sell some or all of such assets so that we would not be subject to the requirements of the Investment Company Act. Additionally, we may have to pay significant taxes upon the sale or transfer of these assets. Accordingly, we may never realize the value of these assets relative to the contributions we made to these businesses.
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
As of September 30, 2025, we had total outstanding indebtedness of $11.8 billion aggregate principal amount. In addition, up to approximately $128 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of September 30, 2025. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles or infrastructure to support autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
Competition authorities closely scrutinize us under U.S. and foreign antitrust and competition laws. An increasing number of governments are enforcing competition laws and are doing so with increased scrutiny, including governments in large markets such as the EU, the United States, Brazil, and India, particularly surrounding issues of pricing parity, earnings parity, price-fixing, and abuse of market power. Many of these jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. For example, complaints have been filed in several jurisdictions, including in the United States and Brazil, alleging that our business practices violate applicable antitrust and/or competition laws. If one jurisdiction imposes or proposes to impose new requirements or restrictions on our business, other jurisdictions may follow. Further, any new requirements or restrictions, or proposed requirements or restrictions, could result in adverse publicity or fines, whether or not valid or subject to appeal.
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
Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the EEA. We rely on transfer mechanisms permitted under these laws. Such mechanisms have received heightened regulatory and judicial scrutiny and have undergone modifications, and a 2020 decision by the Court of Justice of the European Union had cast doubt on the adequacy of all of the formerly-approved mechanisms for transferring personal data from countries in the EEA to certain other countries such as the United States. While in July 2023 the European Commission deemed a new EU-US Data Privacy Framework adequate for personal data transfers from the EU (and the rest of the EEA) to the United States, this Framework has been challenged. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data of Drivers, consumers, or employees in those regions, which could have an adverse effect on our business, financial condition, and operating results, and has resulted in and may result in substantial fines, enforcement actions, litigation, injunctive relief, and other penalties that may be costly or that may impact our business. In addition, we are subject to regulations that prohibit the transfer of personal data to, or access to personal data from, certain countries, such as those implemented by the DOJ prohibiting the bulk transfer of U.S. persons’ sensitive personal data to specified countries, including China and its territories. Such prohibitions could adversely impact our business and operations. In the event we are unable to comply with such prohibitions, we could be subject to investigations, enforcement actions, criminal penalties, and other penalties that may be costly or that may impact our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
	(in thousands)		(in thousands)	(in millions)
July 1, 2025 to July 31, 2025	4,177	$91.61	4,177	$22,201
August 1, 2025 to August 31, 2025	4,599	$92.27	4,599	$21,777
September 1, 2025 to September 30, 2025	6,886	$95.94	6,886	$21,116
Total	15,662		15,662
(1) Average price paid per share excludes broker commissions and fees.
(2) In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock. In July 2025, our board of directors authorized an additional $20.0 billion for the repurchase of common stock. These authorizations (collectively, the “Share Repurchase Program”) total $27.0 billion. For additional information, refer to Note 6 – Stockholders' Equity in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly

Report on Form 10-Q.
ITEM 5. OTHER INFORMATION
On September 8, 2025, Andrew Macdonald, President and Chief Operating Officer, entered into a pre-arranged stock trading plan. Such trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Macdonald’s plan provides for the potential exercise of vested option awards and the sale of up to 125,000 shares of Uber common stock underlying such option awards between December 24, 2025 and January 27, 2026.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		10-Q	001-38902	3.1	August 6, 2024
3.2	Amended and Restated Bylaws of the Registrant.		10-K	001-38902	3.2	February 15, 2024
4.1	Second Supplemental Indenture, dated as of September 11, 2025, by and between the Registrant and U.S. Bank Trust Company, National Association.		8-K	001-38902	4.1	September 11, 2025
4.2	Form of Notes (included in Exhibit 4.1 above)		8-K	001-38902	4.2	September 11, 2025
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

UBER TECHNOLOGIES, INC.

Date: November 4, 2025	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2025	By: /s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Chief Financial Officer
(Principal Financial Officer)