Form 10-K
period 2025-12-31
Uber Technologies, Inc
filed 2026-02-13
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $187.6 billion based upon the closing price reported for such date on the New York Stock Exchange.
The number of shares of the registrant's common stock outstanding as of February 10, 2026 was 2,058,115,983.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•our expectations regarding our competitors’ use of incentives and promotions, and the effects of such incentives and promotions on our growth and results of operations;
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
•the size of our addressable markets, market share, category positions, and market trends, including our ability to grow our business;
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
Our technology is available in over 70 countries around the world, principally in the United States (“U.S.”) and Canada, Latin America (“LatAm”), Europe (excluding Russia), the Middle East, Africa, and Asia Pacific (“APAC”, excluding China and Southeast Asia).
Our Segments
As of December 31, 2025, we had three operating and reportable segments: Mobility, Delivery and Freight. Mobility, Delivery and Freight platform offerings each address large, fragmented markets.
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
Delivery
Our Delivery offering allows consumers to search for and discover the best of local commerce—from restaurants to grocery, alcohol, convenience and other retailers—order a meal or other items, and either pick-up at the restaurant or have it delivered. We refer to the grocery, alcohol, convenience, and retail categories collectively as Grocery & Retail. After launching our Delivery app, Uber Eats, over ten years ago, we believe our Delivery offering increases consumer engagement with the Uber platform overall, which in turn results in broader reach for our Merchants who can attract Uber Eats consumers from Uber without increasing their own costs. For Drivers, we believe the Delivery offering leverages, and has expanded, our earner base by increasing utilization and earnings across the network. We also believe it attracts new Drivers to the platform who do not have access to Mobility-qualified vehicles. Over the last several years, our Delivery business has expanded to include Uber Direct, our white-label Delivery-as-a-Service offering to retailers and restaurants around the world, as well as advertising.
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

Massive Network
Our massive, efficient, and intelligent network consists of hundreds of millions of Drivers, consumers, Merchants, Shippers and Carriers, as well as underlying data, technology, and shared infrastructure. Our network becomes smarter with every trip. In more than 15,000 cities around the world (as of December 31, 2025), our network powers movement at the touch of a button for millions, and we hope eventually billions, of people.

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
We believe that all of these synergies serve the customer experience, enabling us to attract new platform users and to deepen engagement with existing platform users. Both of these dynamics grow our network scale and liquidity, which further increases the value of our platform-to-platform users. For example, Delivery attracts new consumers to our network—for the three months ended December 31, 2025, approximately 58% of first-time Delivery consumers were new to our platform. Additionally, for the three months ended December 31, 2025, consumers who used both Mobility and Delivery generated over three times the Gross Bookings as compared to consumers who used a single offering in countries where both Mobility and Delivery were offered. We believe that these trends will improve as we further leverage the power of our platform, especially as only approximately one in five eligible consumers are currently active monthly across both of our businesses.
Membership
With our platform, we are making it even easier for our consumers to unlock convenience—Uber One is our single cross-platform membership program that brings together the best of Uber. Uber One members have access to discounts, cash back, special pricing, priority service, and exclusive perks across our rides, delivery and grocery and retail offerings. Uber One is available in over 30 countries. Our Uber One membership program is designed to make utilizing our suite of products a seamless and rewarding experience for our consumers. As of December 31, 2025, Uber One member base reached 46 million.
Advertising
We are also utilizing our data and scale to offer marketplace-centric advertising to connect merchants and brands with our platform network and unlocking cross-platform advertising formats. During October 2022, we officially launched Uber’s advertising division and introduced Uber Journey Ads, an engaging way for brands to connect with consumers throughout the entire ride process. We also offer a model that enables brands to partner with Uber on a variety of advertising options on the Uber and Uber Eats apps, and beyond, while connecting with consumers in brand-safe and captivating ways. We provide comprehensive reporting and analysis, which helps brands fine-tune their understanding of consumers and create more impactful campaigns as they connect with consumers at relevant points throughout their journeys and transactions. We believe that our advertising further strengthens the power of our platform and will continue to do so as we onboard more advertisers.
Competitive Environment
We compete on a global basis in highly fragmented markets. We face significant competition in each of the mobility and delivery industries globally and in the logistics industry in the North America from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants given the low barriers to entry that characterize these industries. As we and our competitors introduce new products and offerings, and as existing products evolve, we expect to become subject to additional competition. While we work to expand globally and introduce new products and offerings across a range of industries, many of our competitors remain focused on a limited number of products or on a narrow geographic scope, allowing them to develop specialized expertise and employ resources in a more targeted manner than we do. The competition we face in each of our offerings includes:

•Mobility. Our Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery and other car services. In addition, public transportation can be a superior substitute to our Mobility offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies for Drivers and Riders, including Bolt, Didi, Lyft, and Ola. There are also a number of companies developing and introducing autonomous vehicles and technologies that either are competing with us or may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), and Tesla.
•Delivery. Our Delivery offering competes with numerous companies in the meal, grocery and other delivery space in various regions for Drivers, consumers, and merchants, including DoorDash, Instacart, Gopuff, Rappi, Delivery Hero, Just Eat Takeaway, and Amazon. Our Delivery offering also competes with restaurants and other merchants, including those that offer their own delivery and/or take-away, meal kit delivery services, grocery delivery services, and traditional grocers.
•Freight. Our Freight offering competes with global and North American freight brokers and managed transportation providers such as C.H. Robinson, Total Quality Logistics, RXO, XPO, Echo Global Logistics, and DHL.
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
In the United States, many state and local laws, rules, and regulations impose legal restrictions and other requirements on operating our Mobility products, including licensing, insurance, screening, and background check requirements. Outside of the United States, certain jurisdictions have adopted similar laws, rules, and regulations while other jurisdictions have not adopted any laws, rules, and regulations which govern our Mobility business. Further, certain jurisdictions have adopted laws, rules, and regulations banning certain ridesharing products or imposing extensive operational restrictions. This uncertainty and fragmented regulatory environment creates significant complexities for our business and operating model. In addition, our Delivery and Freight products are also subject to laws, regulations and standards that govern the transportation of food, alcohol and other goods.
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
Human Capital at Uber
Employees
We are a global company and as of December 31, 2025, we and our subsidiaries had approximately 34,000 employees globally and operations in over 70 countries and more than 15,000 cities around the world. Our human capital strategies are developed and managed by our Chief People Officer, who reports to the CEO, and are overseen by the Compensation Committee and the Board of Directors.
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
•Advocacy: We have advocated for wider policy solutions to improve access to protections and benefits for independent workers. We believe all work should be treated equally. We also believe that legislative reform is needed to modernize the social safety net. This includes requiring Uber—and other app based companies—to provide benefits and protections to their users without compromising the flexibility of their use of the app. Some examples of our advocacy to preserve flexibility of work while expanding access to benefits and protections are as follows:
◦Global: We renewed our agreement with the ITF (International Transport Workers’ Federation), a democratic, affiliate-led federation of over 700 transport workers’ unions from 150 countries, representing 16.5 million workers. The agreement invites collaboration on topics such as trade union representation, freedom of association and bargaining, working conditions, health and safety, social protections, and dispute resolution.
◦Spain: In 2024, Uber Eats and the UGT (Unión General de Trabajadores) signed a memorandum of understanding aimed at improving working conditions for platform workers across the entire delivery sector, focusing on safety, training, and collective representation.
◦We welcomed a number of policy developments and agreements across the globe, including:
▪In Canada, the provinces of British Columbia and Ontario introduced laws guaranteeing minimum earnings, transparency, and deactivation notices for platform drivers and couriers, while preserving their independent contractor status.
▪In Australia, the passage of the Fair Work Legislation Amendment affirms platform workers’ independent status while guaranteeing access to minimum pay standards, superannuation, and deactivation protections.

•Protections and benefits: We partner with leading insurance companies around the world to pioneer protections for independent workers.
•Earnings: We are continually developing new technology that Drivers can use to acquire information that may help them save on costs and make informed choices about where and when to drive (based on when and where their earnings potential is highest).
•Learning and Growth: We have partnered with learning and academic institutions to provide opportunities to eligible Drivers and/or their family members through undergraduate degree programs and courses on entrepreneurship, skills development and language learning. For example, since its launch in 2018, our partnership with Arizona State University has enrolled nearly 8,850 Drivers and their family members in the Arizona State University Uber Educational Program with full tuition coverage, and more than 10,000 Drivers and their family members have had over 19,000 enrollments in English language learning and entrepreneurship courses.
•Engagement: We remain focused on listening to and responding to the ideas and concerns of Drivers and Merchants who use our platform. We believe that the best ideas can come from anywhere, both inside and outside our company. In locations around the world, we continue to explore innovative ways for Drivers to participate in meaningful dialogue with us. In markets across the world, we hold regular meetings with Driver associations and conduct regular surveys to gather feedback on our app, our support services, and other matters.
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
•We may fail to offer autonomous vehicle technologies on our platform at competitive scale, fail to offer such technologies or scale on our platform before our competitors, or such technologies may fail to perform as expected, may be inferior to those offered by our competitors, or may be perceived as less safe than those offered by competitors or non-autonomous vehicles.
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
•Our growing use of artificial intelligence (“AI”) and machine learning may present additional risks, including risks associated with algorithm development or use, the tools and data sets used, and/or a complex, developing regulatory environment.
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
We face similar challenges in other jurisdictions within the United States and abroad. For example, in July 2020, the Massachusetts Attorney General filed a complaint against Uber and Lyft, alleging that drivers are misclassified, and seeking an injunction. That case was resolved in June 2024 with the understanding that drivers would continue to be classified as independent contractors. If we do not prevail in current litigation or similar actions that may be brought in the future, we may be required to treat Drivers as employees and/or make other changes to our business model in certain jurisdictions. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees (or as workers or quasi-employees where those statuses exist), we would incur significant additional expenses for compensating Drivers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. In this case, we anticipate significant price increases for Riders to offset these additional costs; however, we believe that the financial impact to Uber would be moderated by the likelihood of other industry participants being similarly affected. Additionally, we may not have adequate Driver supply as Drivers may opt out of our platform given the loss of flexibility under an employment model, and we may not be able to hire a majority of the Drivers currently using our platform. Another example is in France, where the government is seeking social security contributions based on an allegation that Drivers are employees. The government issued a demand for contributions, which we are challenging and which is subject to ongoing discussions and engagement with authorities. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business, results of operations, financial position and cash flows.
Other examples of judicial decisions include a decision by the French Supreme Court that a driver for a third-party meal delivery service was under a “subordinate relationship” of the service, indicating an employment relationship, decisions by the French Supreme Court in 2020 and 2023 that reclassified two UberX Drivers as employees (which were followed by inconsistent appellate decisions regarding employee status, and, in July 2025, by two French Supreme Court decisions analyzing Uber’s more recent model that concluded that the Drivers were independent contractors), decisions by several Swiss governmental bodies ruling that Drivers should be classified as employees for Swiss social security or regulatory purposes, a recent Spanish regulation of food delivery platforms that presumes employment status and a ruling in September 2021 by a Netherlands court that Mobility Drivers are employees within the meaning of the taxi collective bargaining agreement. As another example, in December 2024, the Mexican Congress passed a bill to amend Mexico’s Federal Labor Law and reclassify all mobility and delivery earners who make more than one minimum salary a month as employees, with traditional labor law rights, including sharing into the profits of the company. As another example, in November 2025, the New Zealand Supreme Court ruled that four drivers are employees while logged into the Uber app.
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
Further, while we work to expand globally and introduce new products and offerings across a range of industries, many of our competitors remain focused on a limited number of products or on a narrow geographic scope, allowing them to develop specialized expertise and employ resources in a more targeted manner than we do. As we and our competitors introduce new products and offerings, and as existing products and offerings evolve, we expect to become subject to additional competition. In addition, our competitors may adopt certain of our product or offering features, or may adopt innovations that Drivers, consumers, merchants, Shippers, and Carriers value more highly than ours, which would render our products or offerings less attractive or reduce our ability to differentiate our products or offerings. Increased competition could result in, among other things, a reduction of the revenue we generate from the use of our platform, the number of platform users, the frequency of use of our platform, and our margins.
We face competition in each of our offerings, including:
•Mobility. Our Mobility offering competes with personal vehicle ownership and usage, which accounts for the majority of passenger miles in the markets that we serve, and traditional transportation services, including taxicab companies and taxi-hailing services, livery and other car services. In addition, public transportation can be a superior substitute to our Mobility offering and in many cases, offers a faster and lower-cost travel option in many cities. We also compete with other ridesharing companies, including certain of our minority-owned entities, for Drivers and riders, including Bolt, Didi, Lyft, and Ola. There are also a number of companies developing and introducing autonomous vehicles and technologies that either are competing with us or may compete with us in the future, including Alphabet (Waymo), Amazon (Zoox), and Tesla.
•Delivery. Our Delivery offering competes with numerous companies in the meal, grocery and other delivery space in various regions for Drivers, consumers, and merchants, including DoorDash, Instacart, Gopuff, Rappi, Delivery Hero, Just Eat Takeaway, and Amazon. Our Delivery offering also competes with restaurants and other merchants, including those that offer their own delivery and/or take-away, meal kit delivery services, grocery delivery services, and traditional grocers.
•Freight. Our Freight offering competes with global and North American freight brokers and managed transportation providers such as C.H. Robinson, Total Quality Logistics, RXO, XPO, Echo Global Logistics, and DHL.
Many of our competitors are well-capitalized and offer discounted services, Driver incentives, consumer discounts and promotions, innovative products and offerings, and alternative pricing models, which may be more attractive to consumers than those that we offer. Further, some of our current or potential competitors have, and may in the future continue to have, greater resources and access to larger Driver, consumer, merchant, Shipper, or Carrier bases in particular geographic markets. In addition, our competitors in certain geographic markets enjoy substantial competitive advantages such as greater brand recognition, longer operating histories, larger marketing budgets, better localized knowledge, and more supportive regulatory regimes. As a result, such competitors may be able to respond more quickly and effectively than us in such markets to new or changing opportunities, technologies, consumer preferences, regulations, or standards, which may render our products or offerings less attractive. In addition, future competitors may share in the effective benefit of any regulatory or governmental approvals and litigation victories we may achieve, without having to incur the costs we have incurred to obtain such benefits.
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
As of December 31, 2025, we had an accumulated deficit of $10.6 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve or maintain profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Revenue Margin. Further, we may charge a lower service fee to certain of our merchant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative Revenue Margin with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our prior or future acquisitions. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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

If we fail to offer autonomous vehicle technologies on our platform at competitive scale or fail to offer such technologies or scale on our platform before our competitors, or if such technologies fail to perform as expected, are inferior to those offered by our competitors, or are perceived as less safe than those offered by competitors or non-autonomous vehicles, our financial performance and prospects would be adversely impacted.
We have invested, and we may continue to invest, substantial amounts in companies with whom we partner to offer autonomous vehicle technologies on our platform. For example, our investments into and commercial partnerships with various autonomous mobility and/or autonomous delivery companies currently support the development and deployment of autonomous vehicle technology capable of operation in the United States and globally. We believe that autonomous vehicle technologies may have the ability to meaningfully impact the industries in which we compete and that autonomous vehicles present substantial opportunities. Several companies, including Waymo, Tesla, and Zoox (a subsidiary of Amazon), are developing autonomous vehicle technologies in the United States, either alone or through collaborations with car manufacturers, as are similar companies globally, and we expect that they will use such technology to further compete with us in the mobility, delivery, or logistics industries. Waymo has introduced a commercialized ridehailing fleet of autonomous vehicles on its own platform in addition to a fleet of autonomous vehicles that it makes available through our platform, and it is possible that our competitors could introduce autonomous vehicle offerings earlier than we will be able to offer autonomous vehicles on our platform or that our commercial partnerships could expire or that our autonomous vehicle partners could experience organizational failures of their own or otherwise remove their vehicles from our platform. In the event that our competitors bring autonomous vehicles to market before we are able to offer autonomous vehicles on our platform, deploy their autonomous vehicles on ridesharing, delivery or logistics platforms other than ours, or their technology is or is perceived to be superior to the technology of parties with which we partner to offer autonomous vehicles on our platform, or their infrastructure or operational expertise in support of autonomous vehicles is or is perceived to be superior or more efficient or profitable than offerings on our platform, they may be able to leverage such technology to compete more effectively with us, which would adversely impact our financial performance and our prospects. For example, use of autonomous vehicles could substantially reduce the cost of providing ridesharing, delivery, or logistics services, which could allow competitors to offer such services at a substantially lower price as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our financial performance and prospects would be adversely impacted.
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
As of December 31, 2025, we had approximately 34,000 global employees, of whom approximately 20,300 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated system disruptions, slow response times, or poor experiences for Drivers, consumers, merchants, Shippers, and Carriers. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we will be required to commit substantial financial, operational, and technical resources. In particular, we will need to improve our transaction processing and reporting, operational, and financial systems, procedures, and controls. For example, due to our significant growth, especially with respect to emerging offerings, we face challenges in timely and appropriately designing controls in response to evolving risks of material misstatement. These improvements are and will be particularly challenging when we acquire new businesses with different systems. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, or if our operational technology is insufficient to reliably service Drivers, consumers, merchants, Shippers, or Carriers, platform user satisfaction will be adversely affected and may cause platform users to switch to our competitors’ platforms, which would adversely affect our business, financial condition, and operating results.
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
As of December 31, 2025, we operated in over 70 countries. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors.
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
•laws and regulations more restrictive than those in the United States, including laws governing competition, pricing, payment methods, Internet activities, transportation services (such as taxis and vehicles for hire), transportation network companies (such as ridesharing), logistics services, payment processing and payment gateways, real estate tenancy laws, tax and social security laws, employment and labor laws, driver screening and background checks, licensing regulations, email messaging, privacy, location services, collection, use, processing, or sharing of personal information, ownership of intellectual property, AI, and other activities important to our business;
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
•keep up with technological developments;
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
We may not successfully accomplish any of these objectives. A softening of Driver, consumer, merchant, Shipper, or Carrier demand, whether caused by changes in the preferences of such parties, failure to maintain our brand, changes in the U.S. or global economies, pandemics, licensing fees in various jurisdictions, competition, or other factors, may result in decreased revenue or growth and our financial results and future prospects would be adversely impacted. For example, shifts in consumer behavior, including the use of new or emerging technologies, such as AI-enabled platforms and digital assistants, may disintermediate our relationship with consumers by controlling how our products are accessed, presented or selected, which could redirect demand to competitors and adversely affect our demand and growth. In addition, we expect to continue to incur significant expenses, and if we cannot increase our revenue at a faster rate than the increase in our expenses, we will not achieve or maintain profitability.
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
In 2025, we generated 15% of our Mobility Gross Bookings from trips that either started or were completed at an airport. As a result of this concentration, our operating results are susceptible to existing regulations and regulatory changes that impact the ability of drivers using our platform to provide trips to and from airports. Sustained declines in air travel have in the past, and may in the future, suppress demand for airport-related Mobility and reduce our Mobility Gross Bookings from airport trips. For example, during the height of the pandemic, travel behavior changed and airline travel slowed, reducing the demand for Mobility to and from airports. Certain airports currently regulate ridesharing within airport boundaries, including by mandating that ridesharing service providers obtain airport-specific licenses, and some airports, particularly those outside the United States, have banned ridesharing operations altogether. Despite such bans, some Drivers continue to provide Mobility services, including trips to and from airports, despite lacking the requisite permits. Such actions may result in the imposition of fines or sanctions, including further bans on our ability to operate within airport boundaries, against us or Drivers. Additional bans on our airport operations, or any permitting requirements or instances of non-compliance by Drivers, would significantly disrupt our operations. In addition, if drop-offs or pick-ups of riders become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, the number of Drivers or consumers could decrease, which would adversely affect our business, financial condition, and operating results. While we have entered into agreements with most major U.S. airports as well as certain airports outside the United States to allow the use of our platform within airport boundaries, we cannot guarantee that we will be able to renew such agreements on favorable terms if at all, and we may not be successful in negotiating similar agreements with airports in all jurisdictions.
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
We collect, use, and process a variety of personal data, such as email addresses, mobile phone numbers, profile photos, location information, drivers’ license numbers and Social Security numbers, consumer payment card information, and Driver and merchant bank account information. As such, we are an attractive target of data security attacks by third parties and insiders. Any failure to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration or destruction of, any such data could result in significant liability and a material loss of revenue resulting from the adverse impact on our reputation and brand, a diminished ability to retain or attract new platform users, and disruption to our business. We rely on third-party service providers to host or otherwise process some of our data and that of platform users, and they have experienced, and may again experience, security and privacy incidents. Any failure by such third-party providers to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such data could have similar adverse consequences for us.
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
In certain jurisdictions, including India, Brazil, and Mexico, as well as certain other countries in North and South America, Europe, the Middle East, and Africa, we allow consumers to use cash to pay Drivers the entire fare of rides and cost of meal deliveries (including our service fee from such rides and meal or grocery deliveries). In 2025, cash-paid trips accounted for approximately 6% of our global Gross Bookings. This percentage may increase in the future. The number of countries and product types where cash is accepted is expected to continue to increase. The use of cash in connection with our technology raises regulatory, operational, and safety concerns. For example, many jurisdictions have specific regulations regarding the use of cash for ridesharing and certain jurisdictions prohibit the use of cash for ridesharing. Failure to comply with these regulations could result in the imposition of significant fines and penalties and could result in a regulator requiring that we suspend operations in those jurisdictions. In addition to these regulatory concerns, the use of cash with our Mobility products and Delivery offering can increase safety and security risks for Drivers and riders, including potential robbery, assault, violent or fatal attacks, and other criminal acts. In certain jurisdictions such as Brazil, serious safety incidents resulting in robberies and violent, fatal attacks on Drivers while using our platform have been reported.

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
Loss or material modification of our payment acceptance privileges could have an adverse effect on our business and operating results.
In 2025, more than 75% of our Gross Bookings were paid by credit card, debit card or digital wallet. As such, the loss of our payment acceptance privileges would significantly limit our business model. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry (“PCI”) and Data Security Standard (the “Standard”). The Standard is a comprehensive set of requirements for enhancing payment account data security developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. Our failure to comply with the Standard and other network operating rules could result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in the payment card network rules, we may be required to submit to periodic audits, self-assessments, or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self- assessment, or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Moreover, the payment card networks could adopt new operating rules or interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. In addition to violations of network rules, including the Standard, any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, could increase our costs, or could otherwise harm our business. The loss of our payment acceptance privileges for any one of these reasons, or the significant modification of the terms under which we obtain payment acceptance privileges, may have an adverse effect on our business, revenue, and operating results.
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
Our growing use of AI (including machine learning) in our business and offerings presents additional risks. This technology presents a number of risks inherent in its use. AI algorithms or automated decision-making or processing of data may be flawed and datasets may be insufficient or contain inaccurate or biased information, which can create inaccurate or discriminatory outcomes. AI tools and algorithms may use third-party AI with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. Europe, the United States and other countries are enacting or may consider comprehensive legal compliance frameworks specifically for AI, which is a trend that may increase now that European lawmakers have passed the first such framework, the European Artificial Intelligence Act (“AI Act”), which came into effect in August 2024. Further, more specific AI-related laws and regulations have been enacted, and are expected to continue to be enacted, around the world. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. AI use or management by us or others, including certain decisions based (whether partially or solely) on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning and algorithms or AI-generated content, have impaired and could impair the acceptance of AI solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These and other deficiencies could also undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of AI may require us to allocate additional resources to help implement AI ethically in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly.
We are subject to climate risks, including physical and transitional risks, and if we are unable to manage such risks, our business may be adversely impacted.
We face climate-related physical and transition risks, which include risks associated with market shifts toward more sustainable or renewable forms of energy and energy conservation. In the context of our business, this includes market shifts toward electric vehicles (“EVs”), investing in the transition to operating high-power fast-charging infrastructure for autonomous vehicles, and lower carbon business models, which carry a potential of increasing energy costs and emissions, despite advancing fleet electrification. If we fail, or are perceived to fail, to keep up with these market shifts, including changes in consumer preferences and evolving stakeholder expectations, we may lose customers or face criticism or public scrutiny, from the media, or our stakeholders or others, and our business, reputation, financial condition and results of operations could be adversely affected. Physical climate risks include risks related to extreme weather events or natural disasters, and include extreme storms and temperatures, flooding, droughts, freezes, wildfires, earthquakes and tsunamis, as well as chronic changes such as sea-level rise. Climate-related events, including the increasing frequency, severity and duration of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of merchants, Shippers, Carriers and Drivers using our platform, and may cause us to experience higher losses and additional costs to maintain or resume operations. While we and third parties may take various actions to mitigate business risks associated with climate-related events, this may require incurring substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks. Additionally, we are or may become subject to emerging environmental and social laws and regulations, including climate policies and regulations adopted in California, including for example, in May 2021 requiring 90% of vehicle miles traveled by rideshare fleets in California to have been in zero emission vehicles by 2030, with interim targets beginning in 2023. Certain jurisdictions have also developed and implemented rules to address the environmental impact of rideshare, and additional jurisdictions may consider similar rules and regulations. We are also subject to the Corporate Sustainability Reporting Directive, which was adopted in the European Union in December 2022. In addition, Drivers may be subject to climate-related policies that indirectly impact our business, such as the Congestion Charge Zone and Ultra Low Emission Zone schemes adopted in London that impose fees on drivers that do not meet specified emissions standards, which may impact our ability to attract and maintain Drivers on our platform, and to the extent we experience Driver supply constraints in a given market, we may need to increase Driver incentives.
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
Our ability to meet our electrification and waste reduction related goals is dependent on many external factors, including such factors as rapidly changing regulatory developments, governmental or political shifts, policies and related interpretation, action from policymakers and the wider industry, advances in technology such as battery storage, industry-wide investment, sufficient packaging alternatives, as well as the availability, cost and accessibility of EVs to Drivers, and the availability of critical EV charging infrastructure that can be efficiently accessed by Drivers. All of our electrification and waste reduction related goals are intentionally challenging, and are therefore subject to risks, uncertainties, third party information or action, and conditions, many of which are outside of our control. Progressing towards our electrification and waste reduction related goals requires us to invest significant effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise our timelines and/or goals. For example, while progress has been made, we did not achieve some of our 2025 goals, and our 2030 goals will remain out of reach without more aggressive action from policymakers and the wider industry. There can be no assurances that our goals will be achieved in the manner we currently intend or at all, and any failure or perceived failure to meet regulatory requirements related to climate-related events, or to meet our stated electrification and waste reduction related goals on the timeframe we announced, or at all, could have an adverse impact on our costs and ability to operate, result in litigation, as well as harm our brand, reputation, and consequently, our business.
In addition, our electrification and waste reduction related goals, are also subject to certain assumptions, estimations, methodologies, and third-party information that we believed to be reasonable at the time, but which may subsequently be determined to be erroneous, insufficient, incomplete, inaccurate, or otherwise misaligned with stakeholder expectations. Any failure or perceived failure to satisfy evolving stakeholder expectations regarding our electrification and waste reduction related goals and environmental and social reporting may harm our reputation and impact relationships with certain investors and other stakeholders.
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
The convenient payment mechanisms provided by our platform are key factors contributing to the development of our business. We rely on third parties for elements of our payment-processing infrastructure to complete consumer transactions and remit payments to Drivers, merchants, and Carriers using our platform, and these third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit, debit cards, and digital wallets, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to merchant partners, including us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and operating results.
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
As of December 31, 2025, we had total outstanding indebtedness of $10.6 billion aggregate principal amount. In addition, up to approximately $128 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of December 31, 2025. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles or infrastructure to support autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
Additionally, the taxing authorities of the jurisdictions in which we operate have in the past, and may in the future, examine or challenge our methodologies for valuing developed technology, which could increase our worldwide effective tax rate and harm our financial position and operating results. Furthermore, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations, or accounting principles. We are subject to regular review and audit by both U.S. federal and state tax authorities, as well as foreign tax authorities, and currently face numerous audits in the United States and abroad. Any adverse outcome of such reviews and audits could have an adverse effect on our financial position and operating results. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by our management, and we have engaged in many transactions for which the ultimate tax determination remains uncertain. The ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Our tax positions or tax returns are subject to change, and therefore we cannot accurately predict whether we may incur material additional tax liabilities in the future, which could impact our financial position. In addition, in connection with any planned or future acquisitions, we may acquire businesses that have differing licenses and other arrangements that may be challenged by tax authorities for not being at arm’s-length or that are otherwise potentially less tax efficient than our licenses and arrangements. Any subsequent integration or continued operation of such acquired businesses may result in an increased effective tax rate in certain jurisdictions or potential indirect tax costs, which could result in us incurring additional tax liabilities or having to establish a reserve in our consolidated financial statements, and could adversely affect our financial results.
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
As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $43 million that begin to expire in 2031 and $4.1 billion that have an unlimited carryover period. As of December 31, 2025, we had U.S. state net operating loss carryforwards of $7.0 billion, including $6.0 billion with limited carryforward periods, an immaterial portion of which will expire beginning with the 2025 tax year if not utilized. The remaining $1.0 billion have an unlimited carryover period. As of December 31, 2025, we had foreign net operating loss carryforwards of $20.3 billion, including $961 million with limited carryforward periods, an immaterial portion of which will expire beginning with the 2025 tax year if not utilized. The remaining $19.3 billion have an unlimited carryover period. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-ownership change U.S. federal net operating loss carryforwards and other pre-ownership change U.S. federal tax attributes, such as research tax credits, to offset its post-ownership change income may be limited. Many U.S. states follow similar rules for restricting use of tax attributes after an ownership change. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards and other tax attributes to offset U.S. federal and state taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
In certain jurisdictions, including Argentina, Germany, Italy, Japan, South Korea, and Spain, our ridesharing business model has been blocked, capped, or suspended, or we have been required to change our business model, due primarily to laws and significant regulatory restrictions in such jurisdictions. In some cases, we have applied for and obtained licenses or permits to operate and must continue to comply with the license or permit requirements or risk revocation. In addition, we may not be able to maintain or renew any such license or permit. We cannot predict whether future regulatory decisions or legislation in other jurisdictions may embolden or encourage other authorities to take similar actions even where we are operating according to the terms of an existing license or permit.
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
In certain jurisdictions, we are subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. In such jurisdictions, we may be subject to regulatory fines and proceedings and, in certain cases, may be required to cease operations altogether if we continue to operate our business as currently conducted, unless and until such laws and regulations are reformed to clarify that our business operations are fully compliant or such laws and regulations are determined to be invalid or inapplicable. For example, in September 2020, the Hong Kong Court of Final Appeal issued a ruling against a group of drivers who used the Uber app, concluding that by driving for hire without a Hire Car Permit, they violated the local Road Traffic Ordinance. We obtained a favorable ruling in a judicial review, and the Hong Kong Transport Department has appealed the decision. As another example, in January 2020, we ceased offering our Mobility products in Colombia after a Colombian court ruled that we violated local competition laws. In response, we appealed the decision, made certain changes to our Mobility products in Colombia and re-launched Mobility in Colombia in February 2020, and in June 2020, the Appeals Court of Bogota revoked its order to block Mobility products in Colombia. Such decision was confirmed by the Colombia Supreme Court in 2023. Furthermore, in certain of these jurisdictions, we continue to provide our products and offerings while we assess the applicability of these laws and regulations to our products and offerings or while we seek judicial, regulatory or policy changes to address concerns with respect to our ability to comply with these laws and regulations. Our decision to continue operating in these instances has come under investigation or has otherwise been subject to scrutiny by government authorities. Our continuation of this practice and other past practices may result in fines or other penalties against us and Drivers imposed by local regulators, potentially increasing the risk that our licenses or permits that are necessary to operate in such jurisdictions will not be renewed. Such fines and penalties have in the past been, and may in the future continue to be, imposed solely on Drivers, which may cause Drivers to stop providing services on our platform. In many instances, we make the business decision as a gesture of goodwill to pay the fines on behalf of Drivers or to pay Drivers’ defense costs, which, in the aggregate, can be in the millions of dollars. Furthermore, such business practices may also result in negative press coverage, which may discourage Drivers and consumers from using our platform and could adversely affect our revenue. In addition, we face regulatory obstacles, including those lobbied for by our competitors or from local governments globally, that have favored and may continue to favor local or incumbent competitors, including obstacles for potential Drivers seeking to obtain required licenses or vehicle certifications. In addition, an increasing number of municipalities have proposed delivery network fee caps with respect to our Delivery offering and caps on surge pricing with respect to our Mobility offering. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or Drivers are required to comply with regulatory and other requirements applicable to taxicab and car services, our revenue and growth would be adversely affected.
Our business is subject to numerous legal and regulatory risks that could have an adverse impact on our business and future prospects.
As of December 31, 2025, our platform is available in more than 15,000 cities in over 70 countries. We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we provide our offerings. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities, both within the United States and in foreign jurisdictions, regarding issues related to our business model. Certain proposals, if adopted, could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of platform users. We cannot predict whether or when such proposals may be adopted.
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
We expect that antitrust enforcement agencies (including the U.S. Department of Justice (the “ DOJ”) and the U.S. Federal Trade Commission (the “FTC”)) will continue to closely scrutinize merger activity, with a particular focus on the technology sector, and there can be no assurance that proposed, completed or future mergers, acquisitions and divestitures will not be the subject of an investigation or enforcement action by the DOJ, the FTC or another antitrust enforcement agency. Changes in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our future acquisitions, divestitures, operations and growth.
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
We are the subject of DOJ inquiries and investigations, as well as enforcement inquiries and investigations by other federal, state and local government agencies and other regulators abroad. Those inquiries and investigations cover a broad range of matters, including but not limited to, our business practices, such as fees, driver and courier earnings, consumer pricing, earner benefits, and related disclosures, financial products that may be offered by our partners on our platform, policies and practices related to safety incidents, and compliance with federal or state anti-discrimination laws. These issues may continue to lead to costly and time-

consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.
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
The nature of our business exposes us to claims, including civil lawsuits in the United States such as those related to the 2016 Breach. These and any past or future privacy or security incidents could result in violation of applicable U.S. and international privacy, data protection, and other laws. Such violations subject us to individual or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and internationally, resulting in exposure to material civil or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved. In April 2018, we entered into an FTC consent decree pursuant to which we agreed, among other things, to implement a comprehensive privacy program, undergo biennial third-party assessments, and not misrepresent how we protect consumer information through 2038. In October 2018, the FTC approved the final settlement, which exposes us to penalties for, amongst other activities, future failure to report security incidents. In November and December 2018, UK, Dutch and French supervisory authorities imposed fines totaling approximately $1.6 million. We have also entered into settlement agreements with numerous state enforcement agencies. For example, in January 2016, we entered into a settlement with the Office of the New York State Attorney General under which we agreed to enhance our data security practices. In addition, in September 2018, we entered into stipulated judgments with the state attorneys general of all 50 U.S. states and the District of Columbia relating to the 2016 Breach, which involved payment of $148 million and assurances that we would enhance our data security and privacy practices. In addition, in March 2022, Uber Technologies, Inc. and Uber B.V. were each fined €2.12 million by the Italian data protection authority for alleged privacy violations stemming from an investigation conducted in 2018. Additionally, in July 2022, we entered into a non-prosecution agreement with the DOJ concerning its investigation into our handling of the 2016 Breach. Failure to comply with these and other orders could result in substantial fines, enforcement actions, injunctive relief, and other penalties that may be costly or that may impact our business. We may also assume liabilities for breaches experienced by the companies we acquire as we expand our operations. For example, in April 2018, Careem publicly disclosed and notified relevant regulatory authorities that it had been subject to a data security incident that allowed access to certain personal information of riders and drivers on its platform as of January 14, 2018. If Careem becomes subject to liability as a result of this or other data security incidents or if we fail to remediate this or any other data security incident that Careem or we experience, we may face harm to our brand, business disruption, and significant liabilities. If we fail to remediate any data security incident that we experience, we may face harm to our brand, business disruption, and significant liabilities. Our insurance programs may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities. We may also be impacted by privacy or security incidents at third-party service providers. We rely on third-party service providers to host or otherwise process some of our data and that of platform users, and they have experienced, and may again experience, security and privacy incidents. Any failure by such third-party providers to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such data could have similar adverse consequences for us.
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we have been, and may continue to become, subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. In addition, the GDPR contains a provision that individuals shall have the right not to be subject to a decision based solely on automated processing, including profiling, which produces legal effects concerning them or similarly significantly affects them. Decisions based on AI or on automated processing of data, or insufficient disclosures regarding this processing, have and could impair our business, and have and could subject us to lawsuits, regulatory investigations or other harm. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) certain decisions based solely on automated processing, including profiling. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, including for automated processing, decision making, and profiling, which will increase our compliance costs and the risks associated with non-compliance. For example, the California Consumer Privacy Act (“CCPA”), which provided new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Other U.S. states have adopted, and likely will continue to adopt, similar laws that provide new consumer privacy rights and business operational requirements. Brazil and India similarly passed national privacy laws establishing new rights for individuals, and responsibilities for companies that collect personal data, in 2018 and 2023, respectively. These laws may be subject to amendments and regulations that may change over time, or result in additional follow-on laws such as the California Privacy Rights Act passed in California in November 2020. For further information on risks related to our use of certain decisions based solely on automated processing or profiling, see the risk factor titled “—Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the tools and data sets used, and/or a complex, developing regulatory environment.”
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
Our revenue is dependent on the pricing models we use to calculate consumer prices and Driver earnings. Our pricing models,

including dynamic pricing, have been, and will likely continue to be, challenged, banned, limited in emergencies, and capped in certain jurisdictions. For example, we have agreed to not calculate consumer fares in excess of the maximum government-mandated fares in all major Indian cities where legal proceedings have limited the use of surge pricing. Further, in 2018, Honolulu, Hawaii became the first U.S. city to pass legislation to cap surge pricing if increased rates exceed the maximum fare set by the city. Additional regulation of our pricing models could increase our operating costs and adversely affect our business. Furthermore, our pricing model has been the subject of litigation and regulatory inquiries related to, among other things, the calculation of and statements regarding consumer prices and Driver earnings (including rates, fees, surcharges, and tolls), as well as the use of surge pricing during emergencies and natural disasters. In addition, an increasing number of municipalities have proposed delivery network fee caps with respect to our Delivery offering and caps on surge pricing with respect to our Mobility offering. As a result, we may be forced to change our pricing models in certain jurisdictions, which could harm our revenue or result in a sub-optimal tax structure.
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
The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in MAPCs, Trips, Adjusted EBITDA, Free Cash Flow, Gross Bookings, revenue, or other operating and financial results, or additional non-GAAP measures we introduce;
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
•any trading activity in our share repurchase program; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, civil unrest, public health concerns or epidemics, pandemics, or responses to these events.
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
The cybersecurity program is also supported by Uber’s Chief Privacy Officer and Vice President, Privacy & Cybersecurity (“CPO”), who has served in that role since November 2025. The CPO has over three decades of legal experience spanning across technology, government, privacy, AI, cybersecurity, and media, including having served as Chief Privacy Officer at two Fortune 500 companies prior to her role at Uber.
The cybersecurity program is supported by other members of Uber’s senior management team as well, including the Chief Legal Officer and Chief Technology Officer. Uber’s Board of Directors oversees the cybersecurity program through regular updates.
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
ITEM 2. PROPERTIES
As of December 31, 2025, we leased and owned office facilities around the world totaling 9.3 million square feet, including 1.8 million square feet for our corporate headquarters in the San Francisco Bay Area, California.
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
Legal Proceedings Described in Note 14 – Commitments and Contingencies to Our Consolidated Financial Statements
Note 14 – Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2025 contained in this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 14 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
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
Holders of our Common Stock
As of February 10, 2026, there were 1,207 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
	(in thousands)		(in thousands)	(in millions)
October 1, 2025 to October 31, 2025	5,746	$95.39	5,746	$20,568
November 1, 2025 to November 30, 2025	9,689	$87.94	9,689	$19,716
December 1, 2025 to December 31, 2025	5,934	$84.18	5,934	$19,216
Total	21,369		21,369
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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”), S&P 500 Information Technology Sector Index (“S&P 500 IT”) and the Nasdaq Composite Index (“NASDAQ”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2020, and its relative performance is tracked through December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 14, 2025, for reference to discussion of the fiscal year ended December 31, 2023, the earliest of the three fiscal years presented.
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
Financial and Operational Highlights

	Year Ended December 31,
(In millions, except percentages)	2024	2025	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2), (3)	171	202	18%
Trips (2)	11,273	13,567	20%
Gross Bookings (2)	$162,773	$193,454	19%	20%
Revenue	$43,978	$52,017	18%	18%
Income from operations	$2,799	$5,565	99%
Net income attributable to Uber Technologies, Inc.	$9,856	$10,053	2%
Adjusted EBITDA (1)	$6,484	$8,730	35%
Net cash provided by operating activities	$7,137	$10,099	42%
Free cash flow (1)	$6,895	$9,763	42%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics” below for more information.
(3) MAPCs presented for annual periods are MAPCs for the fourth quarter of the year.
For additional information on these matters, refer to Note 14 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K as well as the section titled “Liquidity and Capital Resources”.
Highlights for 2025
In the fourth quarter of 2025, our MAPCs were 202 million, growing 18% compared to the same period in 2024.
Overall Gross Bookings increased by $30.7 billion in 2025, up 19%, or 20% on a constant currency basis, compared to 2024. Mobility Gross Bookings grew 19% year-over-year, on a constant currency basis, primarily due to an increase in Mobility Trip volumes. Delivery Gross Bookings grew 22% year-over-year, on a constant currency basis, primarily driven by an increase in Delivery Trip volumes. Freight Gross Bookings declined 1% year-over-year, on a constant currency basis, as a result of challenging freight market cycles.
Revenue was $52.0 billion, up 18% year-over-year, primarily attributable to an increase in Gross Bookings of 19%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes.

Net income attributable to Uber Technologies, Inc. was $10.1 billion, which includes: (i) a $5.0 billion benefit from the release of our Netherlands’ deferred tax assets valuation allowance and (ii) the unfavorable impact of a pre-tax unrealized loss on debt and equity securities, net, of $97 million primarily related to changes in the fair value of our equity securities, including: a $802 million net unrealized loss on our Aurora investment, a $155 million net unrealized loss on our Lucid investment, partially offset by a $409 million net unrealized gain on our Didi investment, a $179 million net unrealized gain on our Waabi investment, and a $145 million net unrealized gain on our Grab investment.
Adjusted EBITDA was $8.7 billion, growing $2.2 billion year-over-year. Mobility Adjusted EBITDA was $7.9 billion, up $1.4 billion year-over-year. Delivery Adjusted EBITDA was $3.6 billion, up $1.1 billion year-over-year. These increases were partially offset by a $298 million increase in Corporate G&A and Platform R&D costs, year-over-year.
We ended the year with $7.6 billion in unrestricted cash, cash equivalents and short-term investments. During the fourth quarter of 2025, we redeemed $1.15 billion of our outstanding debt. For additional information, see Note 8 – Long-Term Debt and Credit Arrangements to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Revenue Recognition” as well as “Note 1 – Description of Business and Summary of Significant Accounting Policies - Revenue Recognition” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including amortization of debt discount and issuance costs. For additional detail related to our debt obligations, see “Note 8 – Long-Term Debt and Credit Arrangements” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Interest Income
Interest income consists primarily of interest earned on our cash and cash equivalents, short-term investments, restricted cash and cash equivalents and restricted investments.
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
•Acquisition termination fee.
•Other, net.
Provision for (Benefit from) Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, and changes in tax laws.
The income tax benefit was $4.3 billion for the year ended December 31, 2025, which includes a $5.0 billion benefit related to the release of our valuation allowance on the Netherlands' deferred tax assets, partially offset by tax expense on our earnings.
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
In evaluating the recoverability of these deferred tax assets, we considered all available evidence, both positive and negative. As of December 31, 2025, we were in a 12-quarter cumulative income position based on the Netherlands’ pre-tax book income adjusted for permanent book-to-tax differences. The 12-quarter cumulative income position is considered significant positive evidence that is both objective and verifiable. The historical income position provides us evidence to place greater reliance on projections of future profit as a source of income. Furthermore, current-year profitability and corresponding positive taxable income in the Netherlands, along with projections of future profit, provides strong positive evidence for the realization of our deferred tax assets in the Netherlands.
Based on all available evidence, including the objective and verifiable positive evidence as described above and anticipated future earnings, we concluded it is more-likely-than-not that our Netherlands’ deferred tax assets will be realizable. Accordingly, we released $5.0 billion of our Netherlands valuation allowance during the year ended December 31, 2025. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
The Inflation Reduction Act Corporate Alternative Minimum Tax ("CAMT"), which is a minimum tax calculated by reference to financial statement income, does not apply to the Company in 2025. We could be subject to the CAMT in future years, which would require us to make minimum cash tax payments.
In addition, the Organisation for Economic Co-operation and Development (“OECD”) has led international efforts among approximately 140 countries and taxing jurisdictions to propose and implement changes to numerous long-standing tax principles, including a framework that imposes a minimum tax rate of 15% in each taxing jurisdiction. Under this guidance, we will be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under these rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of these rules by individual countries and the potential impact on our business. The provisions effective in 2025 have an insignificant impact on our tax obligations for 2025.
Loss from Equity Method Investments
Loss from equity method investments primarily includes the results of our share of income or loss from our equity method investments. For additional information, see “Note 4 – Equity Method Investments” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Results of Operations
The following table summarizes our consolidated statements of operations for each of the periods presented (in millions):

	Year Ended December 31,
	2024	2025

Revenue	$43,978	$52,017
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	26,651	31,338
Operations and support	2,732	2,854
Sales and marketing	4,337	4,898
Research and development	3,109	3,402
General and administrative	3,639	3,241
Depreciation and amortization	711	719
Total costs and expenses	41,179	46,452
Income from operations	2,799	5,565
Interest expense	(523)	(440)
Interest income	721	743
Other income (expense), net	1,128	(68)
Income before income taxes and loss from equity method investments	4,125	5,800
Provision for (benefit from) income taxes	(5,758)	(4,346)
Loss from equity method investments	(38)	(53)
Net income including non-controlling interests	9,845	10,093
Less: net income (loss) attributable to non-controlling interests, net of tax	(11)	40
Net income attributable to Uber Technologies, Inc.	$9,856	$10,053
The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Year Ended December 31,
	2024	2025

Revenue	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	61%	60%
Operations and support	6%	5%
Sales and marketing	10%	9%
Research and development	7%	7%
General and administrative	8%	6%
Depreciation and amortization	2%	1%
Total costs and expenses	94%	89%
Income from operations	6%	11%
Interest expense	(1)%	(1)%
Interest income	2%	1%
Other income (expense), net	3%	—%
Income before income taxes and loss from equity method investments	9%	11%
Provision for (benefit from) income taxes	(13)%	(8)%
Loss from equity method investments	—%	—%
Net income including non-controlling interests	22%	19%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%
Net income attributable to Uber Technologies, Inc.	22%	19%

(1) Totals of percentage of revenues may not foot due to rounding.
Comparison of the Years Ended December 31, 2024 and 2025
Revenue

	Year Ended December 31,		% Change
(In millions, except percentages)	2024	2025

Revenue	$43,978	$52,017	18%
2025 Compared to 2024
Revenue increased $8.0 billion, or 18% year-over-year, primarily attributable to an increase in Gross Bookings of 19%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Year Ended December 31,		% Change
(In millions, except percentages)	2024	2025

Cost of revenue, exclusive of depreciation and amortization	$26,651	$31,338	18%
Percentage of revenue	61%	60%
2025 Compared to 2024
Cost of revenue, exclusive of depreciation and amortization, increased $4.7 billion, or 18%, mainly due to a $1.6 billion increase in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Mobility Gross Bookings in certain markets, a $1.6 billion increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets, and a $851 million increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven in our Mobility business.
Operations and Support

	Year Ended December 31,		% Change
(In millions, except percentages)	2024	2025

Operations and support	$2,732	$2,854	4%
Percentage of revenue	6%	5%
2025 Compared to 2024
Operations and support expenses increased $122 million, or 4%, primarily attributable to a $138 million increase in employee headcount costs, partially offset by a $30 million decrease in external contractor expenses.
Sales and Marketing

	Year Ended December 31,		% Change
(In millions, except percentages)	2024	2025

Sales and marketing	$4,337	$4,898	13%
Percentage of revenue	10%	9%
2025 Compared to 2024
Sales and marketing expenses increased $561 million, or 13%, primarily attributable to a $221 million increase in indirect advertising and marketing, a $207 million increase in consumer discounts, promotions, credits and refunds to $1.6 billion compared to $1.4 billion in the same period in 2024, and a $129 million increase in employee headcount costs.
Research and Development

	Year Ended December 31,		% Change
(In millions, except percentages)	2024	2025

Research and development	$3,109	$3,402	9%
Percentage of revenue	7%	7%

2025 Compared to 2024
Research and development expenses increased $293 million, or 9%, primarily attributable to $313 million increase in employee headcount costs.
General and Administrative

	Year Ended December 31,		% Change
(In millions, except percentages)	2024	2025

General and administrative	$3,639	$3,241	(11)%
Percentage of revenue	8%	6%
2025 Compared to 2024
General and administrative expenses decreased $398 million, or 11%, primarily attributable to a $549 million decrease in legal-related accruals and expenses, partially offset by a $65 million increase in employee headcount costs and a $47 million increase in other corporate expenses.
Depreciation and Amortization

	Year Ended December 31,		% Change
(In millions, except percentages)	2024	2025

Depreciation and amortization	$711	$719	1%
Percentage of revenue	2%	1%
2025 Compared to 2024
The change in depreciation and amortization expenses was not material.
Interest Expense

	Year Ended December 31,		% Change
(In millions, except percentages)	2024	2025

Interest expense	$(523)	$(440)	(16)%
Percentage of revenue	(1)%	(1)%
2025 Compared to 2024
Interest expense decreased by $83 million, or 16%, primarily attributable to debt refinancing activities in the second half of 2024 and 2025. For additional information, see Note 8 – Long-Term Debt and Credit Arrangements to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Interest Income

	Year Ended December 31,		% Change
(In millions, except percentages)	2024	2025

Interest income	$721	$743	3%
Percentage of revenue	2%	1%
2025 Compared to 2024
The change in interest income was not material.
Other Income (Expense), Net

	Year Ended December 31,		% Change
(In millions, except percentages)	2024	2025

Foreign currency exchange gains (losses), net	(391)	89	**
Unrealized gain (loss) on debt and equity securities, net	1,832	(97)	**
Acquisition termination fee (1)	(236)	—	100%
Other, net	(77)	(60)	22%

Other income (expense), net	$1,128	$(68)	**
Percentage of revenue	3%	—%
(1) Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further information on Foodpanda Taiwan.
** Percentage not meaningful.
2025 Compared to 2024
Unrealized gain (loss) on debt and equity securities, net decreased by $1.9 billion primarily represents changes in the fair value of our equity investments. In 2025, net unrealized loss on debt and equity securities, net, includes: a $802 million net unrealized loss on our Aurora investment, a $155 million net unrealized loss on our Lucid investment, partially offset by a $409 million net unrealized gain on our Didi investment, a $179 million net unrealized gain on our Waabi investment, and a $145 million net unrealized gain on our Grab investment.
In 2024, unrealized gain on debt and equity securities, net, includes: a $723 million net unrealized gain on our Grab investment, a $629 million net unrealized gain on our Aurora investment, and a $357 million net unrealized gain on our Didi investment. For additional information, see Note 2 – Investments and Fair Value Measurement included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		% Change
(In millions, except percentages)	2024	2025

Provision for (benefit from) income taxes	$(5,758)	$(4,346)	(25)%
Effective tax rate	(139.6)%	(74.9)%
2025 Compared to 2024
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
In evaluating the recoverability of these deferred tax assets, we considered all available evidence, both positive and negative. As of December 31, 2025, we were in a 12-quarter cumulative income position based on the Netherlands’ pre-tax book income adjusted for permanent book-to-tax differences. The 12-quarter cumulative income position is considered significant positive evidence that is both objective and verifiable. The historical income position provides us evidence to place greater reliance on projections of future profit as a source of income. Furthermore, current-year profitability and corresponding positive taxable income in the Netherlands, along with projections of future profit, provides strong positive evidence for the realization of our deferred tax assets in the Netherlands.
Based on all available evidence, including the objective and verifiable positive evidence as described above and anticipated future earnings, we concluded it is more-likely-than-not that our Netherlands’ deferred tax assets will be realizable. Accordingly, we released $5.0 billion of our Netherlands valuation allowance during the year ended December 31, 2025. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
Provision for income taxes increased by $1.4 billion primarily attributable to the release of $6.4 billion of our valuation allowance of certain U.S. federal and state deferred tax assets in the fourth quarter of 2024 compared to the release of $5.0 billion of our Netherlands valuation allowance during the year ended December 31, 2025.
Loss from Equity Method Investments

	Year Ended December 31,		% Change
(In millions, except percentages)	2024	2025

Loss from equity method investments	$(38)	$(53)	(39)%
Percentage of revenue	—%	—%
2025 Compared to 2024
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
Revenue

	Year Ended December 31,		2024 to 2025 % Change
(In millions, except percentages)	2024	2025

Mobility	$25,087	$29,670	18%
Delivery	13,750	17,248	25%
Freight	5,141	5,099	(1)%
Total revenue	$43,978	$52,017	18%
Segment Adjusted EBITDA
For additional information, see Note 13 – Segment Information and Geographic Information to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Year Ended December 31,		2024 to 2025 % Change
(In millions, except percentages)	2024	2025

Mobility	$6,497	$7,899	22%
Delivery	2,471	3,572	45%
Freight	(74)	(33)	55%
Corporate G&A and Platform R&D (1)	(2,410)	(2,708)	(12)%
Adjusted EBITDA (2)	$6,484	$8,730	35%
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
Mobility Segment
For the year ended December 31, 2025 compared to the same period in 2024, Mobility revenue increased $4.6 billion, or 18%, and Mobility Adjusted EBITDA increased $1.4 billion, or 22%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 17%, driven by an increase in Trip volumes.
Mobility Adjusted EBITDA increased primarily attributable to an increase in Mobility Gross Bookings, partially offset by a $1.6 billion increase in Driver payments and incentives recorded in Mobility Platform Participant direct transaction costs, a $851 million increase in insurance expense primarily due to an increase in insurance rate per mile and miles driven, a $224 million increase in network costs, a $164 million increase in credit card processing costs as a result of increased Gross Bookings, and a $105 million increase in indirect advertising and marketing, recorded in Mobility other expense.
Delivery Segment
For the year ended December 31, 2025 compared to the same period in 2024, Delivery revenue increased $3.5 billion, or 25%, and Delivery Adjusted EBITDA increased $1.1 billion, or 45%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 22%, driven by an increase in Trip volumes, and a $568 million increase in advertising revenue.
Delivery Adjusted EBITDA increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by a $1.6 billion increase in Courier payments and incentives recorded in Delivery Platform Participant direct transaction costs, a $337 million increase in employee headcount costs, a $124 million increase in credit card processing costs as a result of increased Gross Bookings, a $118 million increase in indirect advertising and marketing, and a $105 million increase in other fees, recorded in Delivery other expense.

Freight Segment
For the year ended December 31, 2025 compared to the same period in 2024, Freight revenue decreased $42 million, or 1%, and Freight Adjusted EBITDA improved $41 million, or 55%.
Freight revenue decreased primarily attributable to a 1% decrease in Freight Gross Bookings due to lower revenue per load as a result of the challenging freight market cycle.
Freight Adjusted EBITDA improved primarily attributable to a $66 million decrease in Freight Carrier payments recorded in Freight Platform Participant direct transaction costs, and a $14 million decrease in Freight other expense, partially offset by $42 million decrease in Freight revenue.
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

(In millions)	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

Mobility	$18,670	$20,554	$21,002	$22,798	$21,182	$23,762	$25,111	$27,442
Delivery	17,699	18,126	18,663	20,126	20,377	21,734	23,322	25,431
Freight	1,282	1,272	1,308	1,273	1,259	1,260	1,307	1,267
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), excluding (i) income (loss) from discontinued operations, net of income taxes, (ii) net income (loss) attributable to non-controlling interests, net of tax, (iii) provision for (benefit from) income taxes, (iv) income (loss) from equity method investments, (v) interest expense, (vi) interest income, (vii) other income (expense), net, (viii) depreciation and amortization, (ix) stock-based compensation expense, (x) certain legal, non-income tax, and regulatory reserve changes and settlements, (xi) goodwill and asset impairments/loss on sale of assets, (xii) acquisition, financing and divestitures related expenses, (xiii) restructuring and related charges and (xiv) other items not indicative of our ongoing operating performance.
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
Legal, non-income tax, and regulatory reserve changes and settlements
Legal, non-income tax, and regulatory reserve changes and settlements are primarily related to certain significant legal proceedings or governmental investigations related to worker classification definitions, or tax agencies challenging our non-income tax positions. These matters have limited precedent, cover extended historical periods and are unpredictable in both magnitude and timing, therefore are distinct from normal, recurring legal, non-income tax and regulatory matters and related expenses incurred in our ongoing operating performance.
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
•Adjusted EBITDA does not reflect the components of other income (expense), net, which primarily includes: foreign currency exchange gains (losses), net; and unrealized gain (loss) on debt and equity securities, net; and
•Adjusted EBITDA excludes certain legal, non-income tax, and regulatory reserve changes and settlements that may reduce cash available to us.
 The following table presents a reconciliation of net income attributable to Uber Technologies, Inc., the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(In millions)	2024	2025

Adjusted EBITDA reconciliation:
Net income attributable to Uber Technologies, Inc.	$9,856	$10,053
Add (deduct):
Net income (loss) attributable to non-controlling interests, net of tax	(11)	40
Loss from equity method investments	38	53
Provision for (benefit from) income taxes	(5,758)	(4,346)
Other (income) expense, net	(1,128)	68
Interest expense	523	440
Interest income	(721)	(743)
Income from operations	2,799	5,565
Add (deduct):
Depreciation and amortization	711	719
Stock-based compensation expense	1,796	1,826
Legal, non-income tax, and regulatory reserve changes and settlements	1,123	564
Goodwill and asset impairments/loss on sale of assets, net	3	2
Acquisition, financing and divestitures related expenses	25	43
Loss on lease arrangement, net	2	2
Restructuring and related charges	25	9
Adjusted EBITDA	$6,484	$8,730
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

Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Year Ended December 31,
(In millions)	2024	2025
Free cash flow reconciliation:
Net cash provided by operating activities	$7,137	$10,099
Purchases of property and equipment	(242)	(336)
Free cash flow	$6,895	$9,763
Liquidity and Capital Resources

	Year Ended December 31,
(In millions)	2024	2025

Net cash provided by operating activities	$7,137	$10,099
Net cash used in investing activities	(3,177)	(3,564)
Net cash used in financing activities	(2,087)	(5,713)
Operating Activities
Net cash provided by operating activities was $10.1 billion for the year ended December 31, 2025, primarily consisting of $10.1 billion of net income including non-controlling interests, adjusted for certain non-cash items, which primarily included $4.8 billion of deferred income taxes, $1.8 billion of stock-based compensation expense, $747 million of depreciation and amortization expense, as well as a $2.2 billion increase in cash from working capital. The increase in cash from working capital was primarily driven by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out, and accrued expenses and other liabilities, partially offset by the settlement of the Foodpanda Taiwan termination fee as described in Note 1 – Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, as well as an increase in accounts receivable and prepaid expenses and other assets primarily due to tax matters recorded as a receivable in other assets described in the Non-Income Tax Matters section below.
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
Investing Activities
Net cash used in investing activities was $3.6 billion for the year ended December 31, 2025, primarily consisting of $21.4 billion in purchases of marketable securities, $815 million in acquisition of businesses, net of cash acquired, $676 million in purchases of non-marketable equity securities, $336 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $20.0 billion.
Net cash used in investing activities was $3.2 billion for the year ended December 31, 2024, primarily consisting of $12.8 billion in purchases of marketable securities, $289 million in purchases of non-marketable equity securities, $242 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $10.2 billion.
Financing Activities
Net cash used in financing activities was $5.7 billion for the year ended December 31, 2025, primarily consisting of $6.5 billion in repurchases of common stock, $2.4 billion in principal repayment on term loan and notes, $157 million of principal payments on finance leases, and $109 million in redemption of non-controlling interests, partially offset by $3.4 billion of proceeds from issuance of term loan and notes, net of issuance costs. For additional information, see Note 8 – Long-Term Debt and Credit Arrangements to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Net cash used in financing activities was $2.1 billion for the year ended December 31, 2024, primarily consisting of $4.0 billion in principal repayment on term loan and notes, $1.3 billion in repurchases of common stock, $851 million in redemption of non-controlling interests, and $172 million of principal payments on finance leases, partially offset by $4.0 billion of proceeds from issuance of term loan and notes, net of issuance costs. For additional information, see Note 8 – Long-Term Debt and Credit Arrangements to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Other Information
As of December 31, 2025, $3.7 billion of our $7.1 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities.
We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of December 31, 2025, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.
Commercial Paper
In June 2025, we established a commercial paper program (the “Program”) under which we may issue unsecured commercial paper notes, not to exceed $2.0 billion outstanding at any time, with maturities of up to 397 days. The commercial paper notes will rank at least pari passu in right of payment with all of our other unsecured and unsubordinated indebtedness except any indebtedness owing to creditors whose claims are mandatorily preferred by laws of general application. We intend to use the net proceeds of the Program for general corporate purposes. As of December 31, 2025, we had no commercial paper notes outstanding.
Debt Redemptions
In September 2025, we exercised the call option and fully redeemed $700 million of the 2027 Senior Notes and $500 million of the 2028 Senior Notes, using a portion of the net proceeds from the sale of the 2031 and 2035 Senior Notes. In addition, during the fourth quarter of 2025, we redeemed $1.15 billion in aggregate principal amount of the 2025 Convertible Notes for $1.15 billion in cash, and an immaterial amount of our common stock was issued to settle the conversion premium. For additional information, see Note 8 – Long-Term Debt and Credit Arrangements in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Share Repurchase Program
In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock. In July 2025, our board of directors authorized an additional $20.0 billion for the repurchase of common stock. These authorizations (collectively, the “Share Repurchase Program”) total $27.0 billion. The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases and accelerated share repurchases. The exact number of shares to be repurchased by us, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice. Repurchases for the year ended December 31, 2025 included a $1.5 billion accelerated share repurchase (“ASR”) completed during the first quarter of 2025. As of December 31, 2025, we had $19.2 billion available to repurchase shares pursuant to the Share Repurchase Program. For additional information, see Note 10 – Stockholders' Equity in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Non-Income Tax Matters
United Kingdom
As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK became a merchant of transportation and is required to remit VAT. Uber UK began remitting VAT under the Value Added (Tour Operators) Order 1987 (“VAT Order 1987”), which allows for VAT remittance on a calculated margin, rather than on Gross Bookings.
Due to a legislative change effective from January 2, 2026, UK Private Hire Operators are no longer permitted to apply the VAT Order 1987 in respect of supplies made on or after that date. Accordingly, Uber UK ceased applying the VAT Order 1987 after January 2, 2026.
As of December 31, 2025, we have received multiple assessments from His Majesty's Revenue & Customs (“HMRC”) disputing our application of VAT Order 1987 for the period of March 2022 to September 2024, totaling approximately $1.8 billion (£1.4 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.

The payments made in 2023 through 2025 are recorded as a receivable in other assets on our consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to the period 2023 through 2025. HMRC has expressed their intention to not enforce assessments pending the determination of the appeal of a competitor on a related matter. If payment of future assessments is required, the payments would decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal. For additional information, see Note 14 – Commitments and Contingencies in the section titled “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
Commitments
Leases
Our operating lease portfolio primarily consists of corporate offices. For additional information, see Note 6 – Leases in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Long-Term Debt
We have long-term debt with varying maturities dates through 2054. For additional information, see Note 8 – Long-Term Debt and Credit Arrangements in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Purchase Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated.
In November 2022, we entered into commercial technology agreements with vendors for cloud computing services (“2022 Cloud Computing Service Agreements”). We are committed to spend an aggregate of at least $2.1 billion through November 2029, of which $498 million is short-term. We may pay more than the minimum purchase commitment to our cloud-computing web services providers based on usage. For the year ended December 31, 2025, Uber satisfied its commitment for the 2022 Cloud Computing Service Agreements.
As of December 31, 2025, we had $2.4 billion in non-cancelable commitments which includes the $2.1 billion in 2022 Cloud Computing Service Agreements discussed above. The non-cancellable commitments have varying expiration terms through November 2029.
In July 2025, we agreed to purchase, or have our designated fleet operators purchase, a minimum of 20,000 Lucid vehicles equipped with Nuro’s Level 4 autonomous driving systems over a six-year period following the start of production, which is targeted for 2026. This agreement is subject to risks and uncertainties, which could cause actual outcomes to differ materially. These include, but are not limited to: production timelines; vehicles meeting certain quality thresholds and complying with other requirements; and fleet operator participation. As of December 31, 2025, our cash requirement has not been determined and there can be no assurance that such purchases will be completed as contemplated.
Critical Accounting Estimates
We believe that the following accounting policies involve a high degree of judgment and complexity and are critical to understanding and evaluating our consolidated financial condition and results of our operations. An accounting policy is considered to be critical if it requires judgment on a significant accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in our audited consolidated financial statements. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
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
Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in earnings.
Investments—Non-Marketable Equity and Debt Securities
We hold investments in privately-held companies in the form of equity securities and debt securities without readily determinable fair values and in which we do not have a controlling interest or significant influence. Investments in equity securities without readily determinable fair values are initially recorded at cost and are subsequently adjusted to fair value for impairments and price changes from observable transactions in the same or a similar security from the same issuer. Investments in material available-for-sale debt securities are recorded initially at fair value and subsequently remeasured to fair value at each reporting date with the changes in fair value recognized in other comprehensive income (loss), net of tax. We may elect the fair value option for financial instruments and account for investments in debt and equity securities at fair value with changes reported in net income.
Investments in privately-held equity and debt securities are valued using significant unobservable inputs or data in inactive markets. This valuation requires judgment due to the absence of market prices and inherent lack of liquidity and are classified as Level 3 in the fair value hierarchy. In determining the estimated fair value of our investments in privately-held companies, we utilize the most recent data available including observed transactions such as equity financing transactions of the investees and sales of the existing shares of the investees’ securities. In addition, the determination of whether an observed transaction is similar to the equity and debt securities held by us requires significant management judgment based on the rights and preferences of the securities.
We assess our investment portfolio of privately-held equity and debt securities quarterly for impairment. The impairment analysis for investments in equity securities includes a qualitative analysis of factors including the investee’s financial performance, industry and market conditions, and other relevant factors. If an equity investment is considered to be impaired, we will establish a new carrying value for the investment and recognize an impairment loss in our consolidated statement of operations. Investments in debt securities are evaluated for impairment quarterly based on whether the investment’s fair value has declined below its amortized cost. In circumstances where we intend to sell, or are more likely than not required to sell the security before it recovers its amortized cost basis, the difference between the fair value and amortized cost is recognized as a loss in the consolidated financial statement of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, we evaluate whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying loan obligor’s, credit ratings actions, as well as other factors. To determine the portion of a decline in fair value that is credit-related, we compare the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income (loss). Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax.

Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and a corresponding reduction in the allowance for credit loss.
Equity Method Investments
We account for investments in the common stock or in-substance common stock of entities that provide us with the ability to exercise significant influence, but not a controlling financial interest, using the equity method. Investments accounted for under the equity method are initially recorded at cost. Subsequently, we recognize through the consolidated statements of operations, and as an adjustment to the investment balance, our proportionate share of the investee’s net income or loss, and the amortization of basis differences. In accounting for these investments, we record our share of the entities’ net income or loss one quarter in arrears. Equity method investments for which the fair value option is elected are measured at fair value on a recurring basis with changes in fair value reflected in earnings.
We review our equity method investments for impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Qualitative and quantitative factors considered as indicators of a potential impairment include financial results and operating trends of the investees, implied values in transactions of the investee’s securities, severity and length of decline in value, and our intention for holding the investment, among other factors. If an impairment is determined to be other-than-temporary, the fair value of the impaired investment is determined and an impairment charge is recorded for the difference between the fair value and the carrying value of the investment. The fair value determination, particularly for investments in privately-held companies, requires significant judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investments and the determination of any impairment charges.
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
Loss Contingencies
We are involved in legal proceedings, claims, regulatory actions, indirect tax examinations, or government inquiries and investigations that may arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements.
We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly, to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based on new information and future events.
Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions. We account for income taxes using the asset and liability method. The establishment of deferred tax assets from intra-entity transfers of intangible assets requires management to make significant estimates and assumptions to determine the fair value of such intangible assets. Significant estimates in valuing intangible assets may include, but are not necessarily limited to, internal revenue and expense forecasts, the estimated life of the intangible assets, comparable transaction values, and discount rates. The discount rates used to discount expected future cash flows to present value are derived from a weighted-average cost of capital analysis and are adjusted to reflect the inherent risks related to the cash flow. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based, in part, on historical experience, internal and external comparable data and are inherently uncertain. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates, or actual results.
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
The income tax benefit was $4.3 billion for the year ended December 31, 2025, which includes a $5.0 billion benefit related to the release of our valuation allowance on our Netherlands’ deferred tax assets, partially offset by tax expense on our earnings.
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
In evaluating the recoverability of these deferred tax assets, we considered all available evidence, both positive and negative. As of December 31, 2025, we were in a 12-quarter cumulative income position based on the Netherlands’ pre-tax book income adjusted for permanent book-to-tax differences. The 12-quarter cumulative income position is considered significant positive evidence that is both objective and verifiable. The historical income position provides us evidence to place greater reliance on projections of future profit as a source of income. Furthermore, current-year profitability and corresponding positive taxable income in the Netherlands, along with projections of future profit, provides strong positive evidence for the realization of our deferred tax assets in the Netherlands.
Based on all available evidence, including the objective and verifiable positive evidence as described above and anticipated future earnings, we concluded it is more-likely-than-not that our Netherlands’ deferred tax assets will be realizable. Accordingly, we released $5.0 billion of our Netherlands valuation allowance during the year ended December 31, 2025. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
Insurance Reserves
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary, to provide for the potential liabilities for certain risks, including auto liability, uninsured and underinsured motorist, auto physical damage, general liability, and workers’ compensation. Insurance reserves is an estimate of our potential liability for unpaid losses and loss adjustment expenses, which represents the estimate of the ultimate unpaid obligation for such insurance related risks and includes an amount for case reserves related to reported claims and an amount for losses incurred but not reported as of the balance sheet date. The estimate of the ultimate unpaid obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, we use assumptions based on actuarial judgment related to claim and loss development patterns, expected loss costs, the frequency and severity of claims, and relevant industry data. These reserves are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments to reserves retained by us, if any, relating to accidents that occurred in prior years are reflected in the current year results of operations.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our primary exposure to market risks for changes in interest rates relate primarily to our credit agreement of which we currently have no drawn amounts as of December 31, 2025. For additional information, see Note 8 – Long-Term Debt and Credit Arrangements in the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $538 million as of December 31, 2025.
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
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $8.6 billion and $9.6 billion as of December 31, 2024 and December 31, 2025, respectively. Marketable debt securities classified as restricted investments and short-term investments totaled $9.4 billion as of December 31, 2025. As of December 31, 2025, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, investment-grade corporate debt securities, and asset-backed securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results and on the fair value of our marketable debt securities.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held entities and public companies, compared to their fair value. We hold privately-held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held entities and public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering, until the obligations are fulfilled or the pledged assets are otherwise released under a collateral agreement. As of December 31, 2025, the carrying value of these investments was $9.5 billion, including equity method investments.
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
We enter into foreign currency derivatives to protect forecasted U.S. dollar-equivalent earnings from changes in foreign currency exchange rates. When the U.S. dollar strengthens, gains from foreign currency forward contracts reduce the foreign currency losses related to our earnings. When the U.S. dollar weakens, losses from foreign currency forward contracts offset the foreign currency gains related to our earnings. These hedging contracts reduce, but do not entirely eliminate, the effect of foreign currency exchange rate movements. We designate these contracts as cash flow hedges for accounting purposes. We reflect the gains and losses of foreign currency spot rate changes as a component of accumulated other comprehensive income (loss) and subsequently reclassify them into revenues to offset the hedged exposures as they occur.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Uber Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Uber Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of redeemable non-controlling interests and equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Presentation of Mobility and Delivery Revenue Agreements, Including Incentives, Discounts and Promotions to Drivers, Merchants and End-Users
As described in Note 1 to the consolidated financial statements, the Company derives its revenues from Drivers’ and Merchants’ use of the Company’s platform, on-demand lead generation, and related services in connection with Mobility and Delivery services, as well as from direct fees charged to end-users for use of the platform and in exchange for Mobility or Delivery services. Management applies judgment in determining whether the Company is the principal or agent in transactions with Drivers, Merchants and end-users. This determination impacts the presentation of revenue on a gross or net basis as well as the presentation of incentives provided to Drivers and Merchants and discounts and promotions offered to end-users, to the extent they are not customers. For the year ended December 31, 2025, the Company’s Mobility and Delivery revenue was $46.9 billion and consumer discounts, promotions, credits and refunds provided to end-users who are not customers totaled $1.6 billion, of which a significant portion relates to discounts and promotions.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the Company’s revenue recognition process, including controls over the presentation of Mobility and Delivery revenue, incentives, discounts and promotions. These procedures also included, among others, testing, on a sample basis, trip transaction attributes and assessing management’s classification of new or changed agreements by examining documentation related to the agreement terms, trip receipts, and other support, and assessing the impact of this documentation on the presentation of revenue and income statement classification.
Valuation of Insurance Reserves
As described in Note 1 to the consolidated financial statements, insurance reserves is an estimate of the liability for unpaid losses and loss adjustment expenses, which represents the estimate of the ultimate unpaid obligation for certain insurance related risks, including auto liability, uninsured and underinsured motorist, auto physical damage, general liability, and workers’ compensation, and includes an amount for case reserves related to reported claims and an amount for losses incurred but not reported as of the balance sheet date. The estimate of the ultimate unpaid obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, management uses assumptions based on actuarial judgment related to claim and loss development patterns, expected loss costs, the frequency and severity of claims, and relevant industry data. These reserves are continually reviewed by management and adjusted as experience develops and new information becomes known. The Company’s short-term and long-term insurance reserves as of December 31, 2025 totaled $12.5 billion.
The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves is a critical audit matter are the significant judgment by management when developing the estimate of the insurance reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the actuarial methods and management’s significant assumptions related to loss development patterns, expected loss costs, and frequency and severity. The audit effort also involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of insurance reserves, including controls over the development of the significant assumptions related to loss development patterns, expected loss costs, and frequency and severity. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in (i) developing, for selected reserve components, an independent actuarial estimate of the insurance reserves, and comparison of this independent estimate to management’s actuarially determined reserves, and (ii) testing, for other selected reserve components, management’s process for estimating the insurance reserves. Developing the independent estimate involved independently developing the loss development patterns and expected loss costs and testing the completeness and accuracy of data provided by management. Testing management’s process for estimating the insurance reserves involved evaluating the appropriateness of management’s actuarial methods, evaluating the reasonableness of the significant assumptions used by management related to loss development patterns, expected loss costs, and frequency and severity used in those methods, and testing the completeness and accuracy of data used by management.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 13, 2026

We have served as the Company’s auditor since 2014.

UBER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	As of December 31, 2024	As of December 31, 2025
Assets
Cash and cash equivalents	$5,893	$7,105
Short-term investments	1,084	528
Restricted cash and cash equivalents	545	631
Accounts receivable, net of allowance of $95 and $91, respectively	3,333	3,827
Prepaid expenses and other current assets	1,390	1,902
Total current assets	12,245	13,993
Restricted cash and cash equivalents	2,172	1,911
Restricted investments	7,019	8,874
Investments	8,460	9,178
Equity method investments	302	287
Property and equipment, net	1,952	1,897
Operating lease right-of-use assets	1,158	1,114
Intangible assets, net	1,125	1,048
Goodwill	8,066	8,931
Deferred tax assets	6,171	10,951
Other assets	2,574	3,618
Total assets	$51,244	$61,802
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$858	$1,013
Short-term insurance reserves	2,754	3,387
Operating lease liabilities, current	175	169
Accrued and other current liabilities	7,689	7,751
Total current liabilities	11,476	12,320
Long-term insurance reserves	7,042	9,076
Long-term debt, net of current portion	8,347	10,521
Operating lease liabilities, non-current	1,454	1,390
Other long-term liabilities	449	412
Total liabilities	28,768	33,719
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	93	165
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,107,953 and 2,067,905 shares issued and outstanding, respectively	—	—
Additional paid-in capital	42,801	38,101
Accumulated other comprehensive loss	(517)	(432)
Accumulated deficit	(20,726)	(10,628)
Total Uber Technologies, Inc. stockholders' equity	21,558	27,041
Non-redeemable non-controlling interests	825	877
Total equity	22,383	27,918
Total liabilities, redeemable non-controlling interests and equity	$51,244	$61,802

The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)

	Year Ended December 31,
	2023	2024	2025
Revenue	$37,281	$43,978	$52,017
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	22,457	26,651	31,338
Operations and support	2,689	2,732	2,854
Sales and marketing	4,356	4,337	4,898
Research and development	3,164	3,109	3,402
General and administrative	2,682	3,639	3,241
Depreciation and amortization	823	711	719
Total costs and expenses	36,171	41,179	46,452
Income from operations	1,110	2,799	5,565
Interest expense	(633)	(523)	(440)
Interest income	484	721	743
Other income (expense), net	1,360	1,128	(68)
Income before income taxes and income (loss) from equity method investments	2,321	4,125	5,800
Provision for (benefit from) income taxes	213	(5,758)	(4,346)
Income (loss) from equity method investments	48	(38)	(53)
Net income including non-controlling interests	2,156	9,845	10,093
Less: net income (loss) attributable to non-controlling interests, net of tax	269	(11)	40
Net income attributable to Uber Technologies, Inc.	$1,887	$9,856	$10,053
Net income per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$0.93	$4.71	$4.82
Diluted	$0.87	$4.56	$4.73
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	2,035,651	2,094,602	2,085,253
Diluted	2,091,782	2,150,508	2,119,689

The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2024	2025
Net income including non-controlling interests	$2,156	$9,845	$10,093
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	17	(95)	81
Change in unrealized gain (loss) on investments in available-for-sale debt securities	5	(1)	9
Change in unrealized gain (loss) on cash flow hedges	—	—	(5)
Other comprehensive income (loss), net of tax	22	(96)	85
Comprehensive income including non-controlling interests	2,178	9,749	10,178
Less: comprehensive income (loss) attributable to non-controlling interests	269	(11)	40
Comprehensive income attributable to Uber Technologies, Inc.	$1,909	$9,760	$10,138

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

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2024	$93	2,107,953	$—	$42,801	$(517)	$(20,726)	$825	$22,383
Exercise of stock options	—	1,523	—	25	—	—	—	25
Stock-based compensation	—	—	—	1,881	—	—	—	1,881
Issuance of common stock for settlement of RSUs	—	35,392	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	3,098	—	183	—	—	—	183
Shares withheld related to net share settlement	—	(659)	—	(52)	—	—	—	(52)
Repurchase of common stock	—	(79,978)	—	(6,560)	—	—	—	(6,560)
Redemption of non-controlling interest	(109)	—	—	—	—	—	—	—
Re-measurement of non-controlling interests	107	—	—	(107)	—	—	—	(107)
Reclassification of non-controlling interest	(2)	—	—	—	—	—	2	2
Recognition of non-controlling interest upon acquisition	130	—	—	—	—	—	—	—
Settlement of convertible senior notes	—	576	—	—	—	—	—	—
Purchase of capped calls	—	—	—	(70)	—	—	—	(70)
Unrealized gain (loss) on investments in available-for-sale debt securities, net of tax	—	—	—	—	9	—	—	9
Unrealized gain (loss) on cash flow hedges	—	—	—	—	(5)	—	—	(5)
Foreign currency translation adjustment	1	—	—	—	81	—	—	81
Net income (loss)	(55)	—	—	—	—	10,098	50	10,148
Balance as of December 31, 2025	$165	2,067,905	$—	$38,101	$(432)	$(10,628)	$877	$27,918

The accompanying notes are an integral part of these consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2024	2025
Cash flows from operating activities
Net income including non-controlling interests	$2,156	$9,845	$10,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	823	737	747
Stock-based compensation	1,935	1,796	1,826
Deferred income taxes	26	(6,027)	(4,779)
Accretion of discounts on marketable debt securities, net	(154)	(251)	(158)
Unrealized (gain) loss on debt and equity securities, net	(1,610)	(1,832)	97
Unrealized foreign currency transactions	138	308	(120)
Other	106	187	166
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(758)	(142)	(466)
Prepaid expenses and other assets	(1,462)	(694)	(1,028)
Operating lease right-of-use assets	191	196	177
Accounts payable	64	86	126
Accrued insurance reserves	2,230	2,819	2,660
Accrued expenses and other liabilities	80	330	967
Operating lease liabilities	(180)	(221)	(209)
Net cash provided by operating activities	3,585	7,137	10,099
Cash flows from investing activities
Purchases of property and equipment	(223)	(242)	(336)
Purchases of non-marketable equity securities	(52)	(289)	(676)
Purchases of marketable securities	(8,774)	(12,765)	(21,447)
Proceeds from maturities and sales of marketable securities	5,069	10,204	20,046
Proceeds from sale of equity method investments	721	17	—
Acquisition of businesses, net of cash acquired	—	—	(815)
Other investing activities	33	(102)	(336)
Net cash used in investing activities	(3,226)	(3,177)	(3,564)
Cash flows from financing activities
Issuance of term loan and notes, net of issuance costs	2,824	3,972	3,359
Principal repayment on term loan and notes	(2,675)	(3,986)	(2,350)
Principal payments on finance leases	(171)	(172)	(157)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	130	156	183
Repurchases of common stock	—	(1,252)	(6,523)
Redemption of non-controlling interests	—	(851)	(109)
Other financing activities	(203)	46	(116)
Net cash used in financing activities	(95)	(2,087)	(5,713)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	63	(267)	215
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	327	1,606	1,037

UBER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2024	2025
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	6,677	7,004	8,610
End of period	$7,004	$8,610	$9,647

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$629	$475	$386
Income taxes, net of refunds	234	324	345
Non-cash investing and financing activities:
Ownership interest received in exchange for divestitures	300	—	—

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
Foodpanda Taiwan
In May 2024, we entered into a definitive agreement with Delivery Hero SE (“Delivery Hero”) to acquire 100% ownership interest in Delivery Hero’s Foodpanda delivery business in Taiwan (“Foodpanda Taiwan”) for approximately $950 million in cash, on a cash and debt free basis, subject to certain adjustments. In January 2025, the Taiwan Fair Trade Commission issued a decision prohibiting the transaction. In the fourth quarter of 2024, we recorded an expense of $236 million in other income (expense), net in our consolidated statement of operations for the settlement of a termination fee. In April 2025, we settled the termination fee in cash. Refer to Note 2 – Investments and Fair Value Measurement for further details on the Delivery Hero investment.
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
Prior period amounts on the consolidated statements of operations, and notes thereto, have been reclassified to conform to the current period presentation. Interest income, previously presented within other income (expense), net, were reclassified to be presented separately on our consolidated statements of operations. This reclassification had no impact on our previously reported results of operations, comprehensive income or net cash flows from operating, financing or investing activities.
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
Concentration of Credit Risk
Cash and cash equivalents, short-term investments, restricted cash and cash equivalents, restricted investments, other receivables, and accounts receivable are potentially subject to credit risk concentration. Cash, cash equivalents, and available-for-sale securities primarily consist of money market funds, cash deposits, U.S. government and agency securities, and investment-grade corporate debt securities. Our investment policy limits the amount of credit exposure with any one financial institution or commercial issuer. Cash deposits typically exceed insured limits and are placed with financial institutions around the world that we believe are of high credit quality. We have not experienced any material losses related to these concentrations during the periods presented. We rely on third parties to provide payment processing services (“payment service providers”) to collect amounts due from end-users. Payment service providers are financial institutions or credit card companies that we believe are of high credit quality. No customers accounted for 10% or more of revenue for the years ended December 31, 2023, 2024, and 2025.
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

	As of December 31,
	2023	2024	2025
Cash and cash equivalents	$4,680	$5,893	$7,105
Restricted cash and cash equivalents - current	805	545	631
Restricted cash and cash equivalents - non-current	1,519	2,172	1,911
Total cash and cash equivalents, and restricted cash and cash equivalents	$7,004	$8,610	$9,647
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
Although we pre-authorize forms of payment to mitigate our exposure, we bear the cost of any accounts receivable losses. We record an allowance for doubtful accounts for accounts receivable that may never settle or be collected, as well as for credit card chargebacks including fraudulent credit card transactions. The allowance for doubtful accounts is primarily included as cost of revenue in the consolidated statements of operations. We estimate the allowance based on historical experience, estimated future payments and geographical trends, which are reviewed periodically and as needed, and amounts are written off when determined to be uncollectible. Chargebacks and credit card losses were $245 million, $252 million and $249 million for the years ended December 31, 2023, 2024, and 2025, respectively.
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
We capitalize certain costs, such as compensation costs, including stock-based compensation, in developing internal-use software once planning has been completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will function as intended. Amortization of such costs occurs on a straight-line basis over the estimated useful life of the related asset and begins once the asset is ready for its intended use. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. In addition, we capitalize interest incurred on outstanding debt during the period of construction-in-progress of certain assets.
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
Investments
Equity Securities
Accounting for our equity securities varies depending on the marketability of the security and the type of investment. Our marketable equity securities in publicly traded companies are measured at fair value with unrealized gains and losses recognized in the consolidated statements of operations. Certain investments in non-marketable equity securities are measured at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. We reassess non-marketable equity securities at each reporting period to determine whether they have a readily determinable fair value, in which case they would no longer be eligible for the fair value measurement alternative. Non-marketable equity securities that we elected to apply the fair value option and equity securities with a readily determinable fair value are measured at fair value on a recurring basis with changes in fair value recognized in the consolidated statements of operations. We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators may include, but would not be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. We include investments in equity securities within investments on the consolidated balance sheets.
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
As of December 31, 2025, we considered our marketable debt securities as available-for-use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as short-term investments on the consolidated balance sheets.
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
Derivative Instruments
We enter into financial derivative instruments, consisting of foreign currency contracts to mitigate the foreign currency exchange risk of our assets and liabilities, and forecasted transactions denominated in currencies other than the functional currency. We have master netting arrangements with certain counterparties to our foreign currency exchange contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. All derivative instruments are recorded in the consolidated balance sheets at fair value and classified within Level 2 of the fair value hierarchy. The accounting treatment for derivative gains and losses depends on whether the instrument is designated as a hedging instrument and the nature of the underlying exposure.

For derivative contracts that are not designated as hedging instruments, gains and losses are recognized in other income (expense), net in the consolidated statements of operations. The cash flows associated with these derivatives are classified in cash flows from investing activities on our consolidated statements of cash flows.
For derivative contracts that are designated as cash flow hedges, gains and losses arising from amounts that are included in the assessment of cash flow hedge effectiveness are initially deferred in accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged transaction affects earnings and in the same line item within the consolidated statements of operations. We do not exclude any components in the assessment of hedge effectiveness for forwards. If it becomes probable that the forecasted transaction will not occur, hedge accounting is discontinued. We account for the associated derivatives as undesignated derivative instruments and amounts previously recorded in accumulated other comprehensive income (loss) are reclassified into other income (expense), net in the period of discontinuation. Cash flows associated with cash flow hedges are classified within operating activities in our consolidated statements of cash flows.
We have elected to present the derivative assets and derivative liabilities on a gross basis. Derivative assets are recorded in prepaid expenses and other current assets, and derivative liabilities are recorded in accrued and other current liabilities on our consolidated balance sheets.
Restricted Investments
As of December 31, 2025, restricted investments on the consolidated balance sheets are comprised of marketable debt securities that may include U.S. government and agency securities, commercial paper, corporate bonds, and time deposits, which are held in trust accounts at third-party financial institutions pursuant to certain contracts with insurance providers. Restricted investments are classified as non-current assets as these investments are unavailable for use in short-term operations due to legal and/or contractual restrictions.
Equity Method Investments
Investments in common stock or in-substance common stock of entities that provide us with the ability to exercise significant influence, but not a controlling financial interest, over the investee are accounted for under the equity method of accounting, unless the fair value option is elected. Investments accounted for under the equity method are initially recorded at cost. Subsequently, we recognize through the consolidated statements of operations and as an adjustment to the investment balance, our proportionate share of the investees’ net income or loss and the amortization of basis differences. We record our share of the results of equity method investments one quarter in arrears as income (loss) from equity method investments in the consolidated statements of operations. We evaluate each of our equity method investments at the end of each reporting period to determine whether events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. We recognize in the consolidated statements of operations and as an adjustment to the investment balance, any required impairment loss. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. This evaluation consists of several qualitative and quantitative factors including recent financial results and operating trends of the investee; implied values in recent transactions of investee securities; and other publicly available information that may affect the value of our investments.
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

Our primary financial instruments include receivables, investments in debt and equity securities, accounts payable, accrued liabilities, long-term debt, and warrants. The estimated fair value of marketable debt securities, accounts receivable, accounts payable, and accrued liabilities approximates their carrying value due to the short-term maturities of these instruments. Refer to Note 2 – Investments and Fair Value Measurement and Note 8 – Long-Term Debt and Credit Arrangements for further information.
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
Incentives earned by customers for referring new customers are paid in exchange for a distinct service and are accounted for as customer acquisition costs. We expense such referral payments as incurred in sales and marketing expenses in the consolidated statements of operations. We expense costs to acquire new customer contracts as incurred because the amortization period would be one year or less. The amount recorded as an expense is the lesser of the amount of the incentive paid or the established fair value of the service received. Fair value of the service is established using amounts paid to vendors for similar services. The amounts paid to customers presented as sales and marketing expenses for the years ended December 31, 2023, 2024, and 2025 were immaterial.
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
•Sales and marketing expenses primarily consist of advertising costs, product marketing costs, discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers, compensation costs, including stock-based compensation to sales and marketing employees, and the allocation of certain corporate costs. We expense advertising and other promotional expenditures as incurred. Advertising expenses totaled $1.7 billion, $1.9 billion, and $2.2 billion for the years ended December 31, 2023, 2024, and 2025, respectively. Discounts, loyalty programs, promotions, refunds, and credits provided to end-users who are not customers totaled $1.7 billion, $1.4 billion, and $1.6 billion for the years ended December 31, 2023, 2024, and 2025, respectively.
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
Restructuring and Related Charges
Costs associated with management-approved restructuring activities, including reductions in headcount, exiting a market or consolidation of facilities are recognized when they are incurred and may include employee termination benefits, impairment of long-

lived assets (including impairment of operating lease right-of-use assets), contract termination costs and accelerated lease cost for right-of-use assets that ceased to be used. We record a liability for employee termination benefits either when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated or when management has communicated the termination plan to employees and all of the following conditions have been met: management, having the authority to approve the action, commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications and their locations, and the expected completion date; the plan establishes the terms of the benefit arrangement in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We accrue for costs to terminate contracts other than a lease when we terminate the contract in accordance with the contract terms. Costs that will continue to be incurred for the remaining term of a contract that is not a lease, and provide no economic benefits to us are recognized at the cease-use date. Costs associated with lease contracts are accounted for under the leasing accounting guidance or under the long-lived assets accounting guidance.
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
Net Income Per Share Attributable to Common Stockholders
We compute net income per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Our restricted common stock, and common stock issued upon early exercise of stock options are participating securities. We consider restricted common stock and any shares issued upon early exercise of stock options, subject to repurchase, to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a cash dividend is declared on common stock.
Insurance Reserves
We use a combination of third-party insurance and self-insurance mechanisms, including a wholly-owned captive insurance subsidiary, to provide for the potential liabilities for certain risks, including auto liability, uninsured and underinsured motorist, auto physical damage, general liability, and workers’ compensation. Insurance reserves are the liabilities for unpaid losses and loss adjustment expenses, which represent the estimate of the ultimate unpaid obligation for such insurance related risks and includes an amount for case reserves related to reported claims and an amount for losses incurred but not reported as of the balance sheet date. The estimate of the ultimate unpaid obligation utilizes generally accepted actuarial methods applied to historical claim and loss experience. In addition, we use assumptions based on actuarial judgment related to claim and loss development patterns, expected loss costs, the frequency and severity of claims, and relevant industry data. These reserves are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments to reserves for risks retained by us, if any, relating to accidents that occurred in prior years are reflected in the current year results of operations. Reserve amounts estimated to be settled within one year are recorded in short-term insurance reserves, with longer term settlements recorded in long-term insurance reserves on the consolidated balance sheets. Insurance recoverables are recognized when we enter into contracts that transfer the risk recorded in our insurance reserves to third-party insurance companies. Recoverable amounts estimated to be recovered within one year are recorded in prepaid expenses and other current assets, with longer term recoverables recorded in other assets on the consolidated balance sheets.
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
We recognize estimated losses from contingencies that relate to proceedings in which Drivers or Couriers are the plaintiffs, or proceedings and regulatory penalties against Drivers or Couriers for which we elect to reimburse or pay directly to Drivers or Couriers, either as a reduction of revenue or a cost of revenue in the consolidated statements of operations. All other estimated losses from contingencies are recognized in general and administrative expenses.
Legal fees and other costs associated with such actions are expensed as incurred.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard was effective for public companies for fiscal years beginning after December 15, 2024. We adopted the ASU on January 1, 2025 on a prospective basis. This standard did not affect our operating results. Refer to Note 11 – Income Taxes for further details.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles: Goodwill and Other‒Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The guidance modernizes the accounting for software costs and enhances the transparency about an entity's software costs. The standard will be effective for public companies for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which establishes recognition, measurement, and presentation guidance for government grants received by business entities. The standard will be effective for public companies for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

Note 2 – Investments and Fair Value Measurement
Investments
Our investments on the consolidated balance sheets consisted of the following as of December 31, 2024 and 2025 (in millions):

	As of December 31,
	2024	2025
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$167	$149
Commercial paper	220	75
Corporate bonds	659	271
Certificates of deposit	38	33
Short-term investments	$1,084	$528

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$5,552	$6,830
Commercial paper	179	87
Corporate bonds	1,288	1,897
Certificates of deposit	—	38
Mortgage-backed and asset-backed securities	—	22
Restricted investments	$7,019	$8,874

Classified as investments:
Non-marketable equity securities:
Didi	$2,602	$3,011
Other (2)	608	1,455
Marketable equity securities:
Grab	2,529	2,674
Aurora (3)	2,054	1,252
Other	523	667
Notes receivable from a related party (2), (4)	144	119
Investments	$8,460	$9,178
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.
(2) These balances include certain investments recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.
(3) In connection with our exchangeable senior notes due in 2028 (the “2028 Exchangeable Senior Notes”), approximately 48% of our Aurora Class A common stock is pledged as collateral and cannot be sold or transferred during the term of the 2028 Exchangeable Senior Notes until the obligations are fulfilled or the pledged assets are otherwise released under a collateral agreement. Refer to Note 8 – Long-Term Debt and Credit Arrangements for further information.
(4) Consists of the Lime Convertible Note. Neutron Holdings, Inc. (“Lime”) is considered a related party as a result of our investment in Lime Common Stock.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2024				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,868	$—	$—	$1,868	$1,624	$—	$—	$1,624
U.S. government and agency securities	—	5,848	—	5,848	—	7,323	—	7,323
Commercial paper	—	702	—	702	—	715	—	715
Corporate bonds	—	1,974	—	1,974	—	2,194	—	2,194
Certificates of deposit	—	38	—	38	—	72	—	72
Mortgage-backed and asset-backed securities	—	—	—	—	—	22	—	22
Non-marketable equity securities	—	—	11	11	—	—	69	69
Marketable equity securities	5,106	—	—	5,106	4,593	—	—	4,593
Notes receivable from a related party (1)	—	—	144	144	—	—	190	190
Total financial assets	$6,974	$8,562	$155	$15,691	$6,217	$10,326	$259	$16,802
Financial Liabilities
2028 Exchangeable Senior Notes (2)	$—	$—	$—	$—	$—	$1,125	$—	$1,125
Derivative liabilities (3)	—	—	—	—	—	5	—	5
Total financial liabilities	$—	$—	$—	$—	$—	$1,130	$—	$1,130
(1) Consists of the Lime Convertible Note. Neutron Holdings, Inc. (“Lime”) is considered a related party as a result of our investment in Lime Common Stock.
(2) Refer to Note 8 – Long-Term Debt and Credit Arrangements for further information.
(3) Refer to Note 3 – Derivative and Hedging Instruments for further information.
We did not make any transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2024 and 2025.
Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our debt securities (in millions):

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$5,843	$7	$(2)	$5,848
Commercial paper	702	—	—	702
Corporate bonds	1,975	1	(2)	1,974
Certificates of deposit	38	—	—	38
Total	$8,558	$8	$(4)	$8,562

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$7,315	$8	$—	$7,323
Commercial paper	715	—	—	715
Corporate bonds	2,190	4	—	2,194
Certificates of deposit	72	—	—	72
Mortgage-backed and asset-backed securities	22	—	—	22
Total	$10,314	$12	$—	$10,326
For the years ended December 31, 2023, 2024, and 2025, we did not record any material realized gains or losses for our debt securities.

As of December 31, 2024 and 2025, there were no allowance for credit losses related to our debt securities. The weighted-average remaining maturity of our debt securities was less than one year as of December 31, 2025.
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
As of December 31, 2024 and 2025, our Level 3 non-marketable equity securities and note receivable from a related party primarily consist of common stock investments and convertible secured notes that may be converted into common or preferred stock in privately-held companies without readily determinable fair values.
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
Aurora Investment
As of December 31, 2024 and 2025, our Class A common stock in Aurora (“Aurora Investment”) have been classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets measured at fair value on a recurring basis. We recognized a net unrealized gain of $985 million, a net unrealized gain of $629 million, and a net unrealized loss of $802 million on this investment in other income (expense), net in our consolidated statements of operations for the years ended December 31, 2023, 2024, and 2025, respectively, for the fair value change of the equity security.
Grab Investment
As of December 31, 2024 and 2025, our Class A ordinary shares in Grab have been classified as a marketable equity security with a readily determinable fair value (Level 1) in the table presenting our financial assets measured at fair value on a recurring basis. We recognized a net unrealized gain of $80 million, a net unrealized gain of $723 million, and a net unrealized gain of $145 million on the investment in other income (expense), net in our consolidated statements of operations for the years ended December 31, 2023, 2024, and 2025, respectively, for the fair value change of the equity security.
Delivery Hero Investment
In May 2024, we paid $300 million to purchase approximately 8.4 million newly issued ordinary shares of Delivery Hero. In connection with the Delivery Hero investment, we entered into a definitive agreement to acquire Foodpanda Taiwan. Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies for further details.
As of December 31, 2025, our investment in Delivery Hero was classified as a marketable equity security with a readily determinable fair value (Level 1) measured at fair value on a recurring basis. We recognized an immaterial net unrealized gain, and an immaterial net unrealized loss on this investment in other income (expense), net in our consolidated statement of operations during the years ended December 31, 2024 and 2025, respectively, for the fair value change of the equity security.
Financial Assets and Liabilities Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2024 and 2025, using significant unobservable inputs (Level 3) (in millions):

	Non-marketable Equity Securities	Notes Receivable
Balance as of December 31, 2023	$—	$126
Change in fair value
Included in earnings	11	18
Balance as of December 31, 2024	11	144
Change in fair value
Included in earnings	58	46
Balance as of December 31, 2025	$69	$190
Assets Measured at Fair Value on a Non-Recurring Basis
Non-Financial Assets
Our non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately-held companies without readily determinable fair values. The carrying value of our non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the consolidated statements of operations. Non-marketable equity securities are classified within Level 3 in the fair value hierarchy because we estimate the fair value of these securities based on valuation methods, including the CSE and OPM methods, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities we hold.
The following is a summary of unrealized gains and losses from remeasurement (referred to as upward or downward adjustments) recorded in other income (expense), net in the consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the years ended December 31, 2023, 2024, and 2025 based on the observable price in an orderly transaction for the same or similar security of the same issuers (in millions):

	Year Ended December 31,
	2023	2024	2025
Upward adjustments	$908	$657	$1,129
Downward adjustments (including impairment)	(472)	(328)	(588)
Total unrealized gain (loss) for non-marketable equity securities	$436	$329	$541
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of December 31,
	2024	2025
Initial cost basis	$2,030	$2,673
Upward adjustments	2,611	3,726
Downward adjustments (including impairment)	(1,442)	(2,002)
Total carrying value at the end of the period	$3,199	$4,397
We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the years ended December 31, 2023, 2024, and 2025.
Didi Investment
In the second quarter of 2022, Didi completed their delisting from the New York Stock Exchange (“NYSE Delisting”). We concluded the ordinary shares held by us did not have a readily determinable fair value and should be accounted for under the measurement alternative method. As of December 31, 2024 and 2025, Didi American Depositary Shares (“ADS”) continue to be traded in the over-the-counter (“OTC”) market. We determined that the Didi ADS were similar to the ordinary shares held prior to the NYSE Delisting. We then measured the investment to fair value based on the closing share price of the Didi ADS on the OTC market on December 31, 2024 and 2025 as an observable transaction for similar securities. As of December 31, 2024 and 2025, our Didi investment is classified as a non-marketable equity security and is measured at fair value on a non-recurring basis with a readily available price based on significant other observable inputs (Level 2). We recognized a net unrealized gain of $443 million, a net unrealized gain of $357 million, and a net unrealized gain of $409 million on this investment in other income (expense), net in our consolidated statements of operations for the years ended December 31, 2023, 2024, and 2025, respectively.
Note 3 – Derivative and Hedging Instruments
We enter into derivative instruments, consisting of foreign exchange contracts, to mitigate the foreign currency risk. We do not use derivatives for trading or speculative purposes. We have master netting arrangements with certain counterparties to our foreign exchange contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. We have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheets. As of December 31, 2025, there were no rights of set-off associated with our foreign exchange contracts.
We designate certain foreign exchange contracts as cash flow hedges to protect forecasted revenue, typically hedging exposures for up to 12 months. As of December 31, 2025, the total notional amount of these derivatives was $378 million.
We also utilize foreign exchange contracts not designated as hedging instruments to manage general foreign currency risk. The total notional amounts for these instruments were $1.1 billion and $1.6 billion as of December 31, 2024 and 2025, respectively.
As of and for the years ended December 31, 2024 and 2025, the fair values of our outstanding derivative instruments, as well as any related realized or unrealized gains, losses, and amounts recorded in or reclassified from accumulated other comprehensive income (loss), were immaterial to our consolidated financial statements.
Note 4 – Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of December 31,
	2024	2025
Careem Technologies	$241	$171
Other	61	116
Equity method investments	$302	$287
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
Included in the initial carrying value of $300 million was a basis difference related to the difference between the cost of the investment and our proportionate share of the net assets of Careem Technologies. As of December 31, 2025, this basis difference was not material. The carrying value of the equity method investment is adjusted for our share in the income or losses of Careem Technologies on a one-quarter lag basis and amortization of basis differences.
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
Note 5 – Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of December 31,
	2024	2025
Land	$65	$65
Building and site improvements	739	740
Leasehold improvements	670	773
Computer equipment	436	356
Leased computer equipment	641	554
Motor vehicles and other equipment	51	130
Internal-use software	650	820
Furniture and fixtures	80	89
Construction in progress	218	220
Total	3,550	3,747
Less: Accumulated depreciation and amortization	(1,598)	(1,850)
Property and equipment, net	$1,952	$1,897
Amounts in construction in progress represent buildings, leasehold improvements, assets under construction, and other assets not placed in service.
Depreciation expense relating to property and equipment was $355 million, $332 million, and $329 million for the years ended December 31, 2023, 2024, and 2025, respectively.
Note 6 – Leases
Our leases primarily include corporate offices, data centers, and servers. The lease term of operating and finance leases vary from less than one year to 76 years. We have leases that include one or more options to extend the lease term for up to 14 years as well as options to terminate the lease within one year. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants.
The components of our lease expense were as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Lease cost
Finance lease cost:
Amortization of assets	$188	$168	$153
Interest of lease liabilities	31	25	17
Operating lease cost	321	294	288
Short-term lease cost	10	2	4
Variable lease cost	129	115	117
Sublease income	(22)	(22)	(19)
Total lease cost	$657	$582	$560
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$32	$26	$16
Operating cash flows from operating leases	335	332	303
Financing cash flows from financing leases	171	172	157

Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$84	$132	$126
Finance lease liabilities	216	4	71
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	As of December 31,
	2024	2025
Operating Leases
Operating lease right-of-use assets	$1,158	$1,114
Operating lease liability, current	$175	$169
Operating lease liabilities, non-current	1,454	1,390
Total operating lease liabilities	$1,629	$1,559

	As of December 31,
	2024	2025
Finance Leases
Property and equipment, at cost	$641	$625
Accumulated depreciation	(372)	(439)
Property and equipment, net	$269	$186
Other current liabilities	$136	$138
Other long-term liabilities	174	84
Total finance leases liabilities	$310	$222

	As of December 31,
	2024	2025
Weighted-average remaining lease term
Operating leases	15 years	15 years
Finance leases	2 years	2 years
Weighted-average discount rate
Operating leases	6.7%	6.6%
Finance leases	6.6%	6.0%
Maturities of lease liabilities were as follows (in millions):

	As of December 31, 2025
	Operating Leases	Finance Leases
2026	$265	$167
2027	262	50
2028	232	14
2029	226	1
2030	194	1
Thereafter	1,592	—
Total undiscounted lease payments	2,771	233
Less: imputed interest	(1,212)	(11)
Total lease liabilities	$1,559	$222
As of December 31, 2025, additional operating leases and finance leases that have been executed but not yet commenced were immaterial.

Mission Bay 1 & 2
We own two adjacent office buildings, Mission Bay 1 & 2, which are located on land for which we have two 76-year land lease agreements (“Land Leases”) ending in 2092. We have a 49% indirect interest in the land (“Indirect Interest”) which are accounted for as a financing arrangement due to our 49% previous ownership in the land and continuing involvement through a purchase option on the land in the Land Leases. As of December 31, 2025, our Indirect Interest is included in property and equipment, net, with the corresponding financing obligation included in other long-term liabilities. The remaining 51% of the Land Leases are accounted for as operating leases. The annual rent amounts under the Land Leases are fixed through 2032, after which, the annual rent amounts will adjust annually based on the prevailing consumer price index.
Future lease payments on the Land Leases as of December 31, 2025 are $1.7 billion, of which 51% is included in our operating lease commitments and the remaining 49%, or $820 million, is allocated to the financing obligation of the Indirect Interest through 2092.
Note 7 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by segment (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of January 1, 2024	$2,337	$4,369	$1,445	$8,151
Foreign currency translation and other adjustments	(76)	(2)	(7)	(85)
Balance as of December 31, 2024	2,261	4,367	1,438	8,066
Acquisitions	131	705	—	836
Foreign currency translation and other adjustments	17	8	4	29
Balance as of December 31, 2025	$2,409	$5,080	$1,442	$8,931
Intangible Assets
The components of intangible assets, net were as follows (in millions except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2024
Consumer, Merchant and other relationships	$1,789	$(889)	$900	8
Developed technology	890	(690)	200	4
Trade name, trademarks and other	145	(120)	25	5
Intangible assets	$2,824	$(1,699)	$1,125

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2025
Consumer, Merchant and other relationships	$1,904	$(1,083)	$821	8
Developed technology	930	(754)	176	3
Trade name, trademarks and other	183	(132)	51	3
Intangible assets	$3,017	$(1,969)	$1,048
Amortization expense for intangible assets subject to amortization was $362 million, $294 million, and $269 million for the years ended December 31, 2023, 2024, and 2025, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of December 31, 2025 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
2026	$231
2027	199

2028	142
2029	94
2030	90
Thereafter	281
Total	$1,037
Note 8 – Long-Term Debt and Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of December 31,
	2024	2025	Stated Interest Rate	Effective Interest Rates	Maturities
2025 Convertible Notes	$1,150	$—	—%	—%	—
2028 Convertible Notes	1,725	1,725	0.875%	1.1%	December 2028
2028 Exchangeable Senior Notes	—	1,125	0.00%	0.0%	May 2028
2027 Senior Notes	700	—	—%	—%	—
2028 Senior Notes	500	—	—%	—%	—
2029 Senior Notes	1,500	1,500	4.50%	4.7%	August 2029
2030 Senior Notes	1,250	1,250	4.30%	4.5%	January 2030
2031 Senior Notes	—	1,000	4.15%	4.3%	January 2031
2034 Senior Notes	1,500	1,500	4.80%	4.9%	September 2034
2035 Senior Notes	—	1,250	4.80%	5.0%	September 2035
2054 Senior Notes	1,250	1,250	5.35%	5.4%	September 2054
Total debt (1)	9,575	10,600
Less: unamortized discount and issuance costs	(78)	(79)
Less: current portion of long-term debt	(1,150)	—
Total long-term debt	$8,347	$10,521
(1) The total fair value of our outstanding debt was $9.5 billion and $11.1 billion as of December 31, 2024 and 2025, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
The indentures governing the 2031 Senior Notes and 2035 Senior Notes contain customary covenants restricting our, and certain of our subsidiaries’, ability to incur liens on any of our, or certain of our subsidiaries’, principal property in order to secure any debt, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of December 31, 2025.
In September 2025, we exercised the call option and fully redeemed $700 million of the 7.50% senior notes due 2027 (the “2027 Senior Notes”) and $500 million of the 6.25% senior notes due 2028 (the “2028 Senior Notes”), using a portion of the net proceeds from the 2031 Senior Notes and 2035 Senior Notes. As a result, during the year ended December 31, 2025, we recognized an immaterial loss on debt extinguishment in other income (expense), net on our consolidated statements of operations.
Senior Notes
The 2030, 2034 and 2054 senior notes are our unsecured debt obligations. The 2029 senior notes are guaranteed by certain of our material domestic restricted subsidiaries. The 2029, 2030, 2034 and 2054 senior notes are collectively referred to as “Senior Notes”. Interest on the Senior Notes is payable semi-annually in arrears. The entire principal amounts of the Senior Notes are due at the respective maturity dates, and we may redeem the Senior Notes at any time, in whole or in part, at specified redemption prices. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of December 31, 2025.
2028 Convertible Notes and Capped Call Transactions
2028 Convertible Notes
In November 2023, we issued $1.73 billion aggregate principal amount of 0.875% convertible senior notes due in 2028 (the “2028 Convertible Notes”), including the exercise in full by the initial purchasers of the 2028 Convertible Notes of their option to purchase up to an additional $225 million principal amount of the 2028 Convertible Notes. The 2028 Convertible Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2024, and the notes will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. The net proceeds from this offering were approximately $1.70 billion, after deducting the debt issuance costs. We used a portion of the net proceeds from this offering to fund the cost of entering into the capped call transactions, the “Capped Calls,” described further in the below section.
Holders of the 2028 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2028 only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “2028 Convertible Notes measurement period”) in which the trading price (as defined in the indenture governing the 2028 Convertible Notes) per $1,000 principal amount of notes for each trading day of the 2028 Convertible Notes measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events. On or after September 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.
On October 1, 2025, the conditions permitting the holders of the 2028 Convertible Notes to convert their notes early were met. The 2028 Convertible Notes were eligible for conversion at the option of the holders from October 1, 2025 through December 31, 2025, but no conversion requests were received during this period. On January 1, 2026, the sale price for conversion was not satisfied, and as a result, the 2028 Convertible Notes are not eligible for conversion during the first quarter of 2026. We have the intent and ability to refinance the 2028 Convertible Notes on a long-term basis using our revolving credit agreement (“Credit Agreement,” as described further below), and accordingly, the 2028 Convertible Notes were classified as long-term debt on the consolidated balance sheets as of December 31, 2025.
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
The indenture governing the 2028 Convertible Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries.
The fair value of our 2028 Convertible Notes was $2.2 billion as of December 31, 2025 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Capped Calls
In connection with the issuance of the 2028 Convertible Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2028 Convertible Notes or their respective affiliates (the “option counterparties”) at a cost of approximately $141 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of our common stock initially underlying the 2028 Convertible Notes. By entering into the Capped Calls, we expect to reduce the potential dilution to our common stock (or, in the event a conversion of the 2028 Convertible Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion of the 2028 Convertible Notes the trading price of our common stock price exceeds the conversion price of the 2028 Convertible Notes. The initial cap price of the Capped Calls was approximately $95.81 per share, which represents a premium of 75% over the last reported sale price of our common stock of $54.75 on the New York Stock Exchange on November 20, 2023, and is subject to certain adjustments under the terms of the Capped Calls. The Capped Calls were included in additional paid-in capital in the consolidated balance sheet as of December 31, 2023, with no remeasurement in subsequent periods as it meets the conditions for equity classification.
2025 Convertible Notes
In December 2020, we issued $1.15 billion aggregate principal amount of 0.00% convertible senior notes due in 2025 (the “2025 Convertible Notes”). The indenture, dated December 11, 2020, that governed the 2025 Convertible Notes (the “Base Indenture”) did not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The initial conversion rate was 12.3701 shares of common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $80.84 per share of the common stock. The conversion rate would be subject to adjustment in some events but would not be adjusted for any accrued and unpaid special interest. On November 24, 2023, we entered into the first supplemental indenture to the Base Indenture (the “First Supplemental Indenture”), pursuant to which we irrevocably elected (i) to eliminate our option to choose Physical Settlement (as defined in the Base Indenture) on any conversion of the 2025 Convertible Notes that occurs on or after the date of the First Supplemental Indenture, (ii) Cash Settlement or Combination Settlement (each as defined in the Base Indenture as the Settlement Method of any conversion of the 2025 Convertible Notes and (iii) that, with respect to any Combination Settlement for a conversion of the 2025 Convertible Notes, the Specified Dollar Amount (as defined in the Base Indenture) that would be settled in cash per $1,000 principal amount of the 2025 Convertible Notes would be no lower than $1,000.
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
The 2025 Convertible Notes matured on December 15, 2025. During the fourth quarter of 2025, we paid off the $1.15 billion in aggregate principal amount of the 2025 Convertible Notes for $1.15 billion in cash, and an immaterial amount of our common stock was issued to settle the conversion premium.
For the years ended December 31, 2023, 2024, and 2025, interest expense with respect to our convertible notes, which includes the amortization of debt discount and issuance costs, was immaterial.
2028 Exchangeable Senior Notes
In May 2025, we issued $1.15 billion aggregate principal amount of the 2028 Exchangeable Senior Notes to an investment bank acting as initial purchaser (the “Initial Purchaser”), including the exercise in full by the Initial Purchaser of the 2028 Exchangeable Senior Notes of its option to purchase up to an additional $150 million aggregate principal amount of the 2028 Exchangeable Senior Notes. The 2028 Exchangeable Senior Notes were issued in a private placement to the Initial Purchaser in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and the Initial Purchaser subsequently resold to persons reasonably believed to be qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended. The 2028 Exchangeable Senior Notes will not bear regular interest, and the principal amount of the notes will not accrete. The 2028 Exchangeable Senior Notes will mature on May 15, 2028, unless earlier exchanged, redeemed or repurchased. Upon exchange of the 2028 Exchangeable Senior Notes, we, at our election, may deliver cash, or, subject to certain conditions, units of reference property (a “unit of reference property”), or a combination of cash and units of reference property. Initially, each unit of reference property is comprised of one share of Aurora Class A common stock.
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
As of December 31, 2025, none of the conditions permitting the holders of the 2028 Exchangeable Senior Notes to exchange their notes early had been met. Therefore, the 2028 Exchangeable Senior Notes were classified as long-term debt on the consolidated balance sheet as of December 31, 2025.
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
We have elected to account for the 2028 Exchangeable Senior Notes in its entirety at fair value in our consolidated financial statements due to the readily available market price of identical debt instruments. Changes in the fair value included in earnings are recorded in other income (expense), net within the consolidated statements of operations, and the changes in fair value attributable to instrument-specific credit risk are recognized in other comprehensive income (loss).
The future principal payments for our long-term debt as of December 31, 2025 are summarized as follows (in millions):

Future Minimum Payments
Year Ending December 31,
2026	$—
2027	—
2028	2,850
2029	1,500
2030	1,250
Thereafter	5,000
Total	$10,600
Credit Agreement
Our Credit Agreement provides for $5.0 billion in aggregate amount of commitments for senior unsecured revolving loans, which will mature on September 26, 2029, unless otherwise extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides that we may obtain, subject to the satisfaction of customary conditions, loans in U.S. Dollars or certain alternate currencies. Proceeds from any borrowings under the Credit Agreement may be used for general corporate purposes. The Credit Agreement is unsecured and is not guaranteed by any of our subsidiaries. The Credit Agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes. The Credit Agreement also contains customary events of default. As of December 31, 2024 and 2025, there was no balance outstanding on the Credit Agreement, and we were in compliance with all covenants in the Credit Agreement.
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
Letters of Credit
For purposes of securing obligations related to leases, insurance contracts, and other contractual obligations, we also maintain agreements for letters of credit. As of December 31, 2024 and 2025, we had letters of credit outstanding of $1.4 billion and $1.9 billion, respectively, of which the letters of credit that reduced the available credit under the Credit Agreement were $354 million and $343 million, respectively.
Commercial Paper
In June 2025, we established a commercial paper program (the “Program”) under which we may issue unsecured commercial paper notes, not to exceed $2.0 billion outstanding at any time, with maturities of up to 397 days. The commercial paper notes will rank at least pari passu in right of payment with all of our other unsecured and unsubordinated indebtedness except any indebtedness owing to creditors whose claims are mandatorily preferred by laws of general application. We intend to use the net proceeds of the Program for general corporate purposes. As of December 31, 2025, we had no commercial paper notes outstanding.
Note 9 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of December 31,
	2024	2025
Prepaid expenses	$415	$408
Other current assets	975	1,494
Prepaid expenses and other current assets	$1,390	$1,902
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of December 31,
	2024	2025
Accrued legal, regulatory and non-income taxes	$1,533	$2,052
Accrued Drivers and Merchants liability	1,421	1,626
Accrued compensation and employee benefits	649	777
Income and other tax liabilities	751	1,033
Current portion of long-term debt	1,150	—
Other	2,185	2,263
Accrued and other current liabilities	$7,689	$7,751
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of December 31,
	2024	2025
Deferred tax liabilities	$9	$31
Other	440	381
Other long-term liabilities	$449	$412
Accumulated Other Comprehensive Income (Loss)
The changes in composition of accumulated other comprehensive income (loss), net of tax, for the were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Change in unrealized gain (loss) on cash flow hedges	Total
Balance as of December 31, 2022	$(443)	$—	$—	$(443)
Other comprehensive income (loss) before reclassifications	(123)	5	—	(118)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	140	—	—	140
Other comprehensive income (loss)	17	5	—	22
Balance as of December 31, 2023	$(426)	$5	$—	$(421)
(1) The amounts were reported as part of the loss from the sale of our remaining interest in MLU B.V., which was recorded in other income (expense), net in our consolidated statement of operations during the year ended December 31, 2023. Refer to Note 4 – Equity Method Investments for further information.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Change in unrealized gain (loss) on cash flow hedges	Total
Balance as of December 31, 2023	$(426)	$5	$—	$(421)
Other comprehensive income (loss) before reclassifications	(95)	(1)	—	(96)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(95)	(1)	—	(96)
Balance as of December 31, 2024	$(521)	$4	$—	$(517)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	Change in unrealized gain (loss) on cash flow hedges	Total
Balance as of December 31, 2024	$(521)	$4	$—	$(517)
Other comprehensive income (loss) before reclassifications	81	9	(5)	85
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	81	9	(5)	85
Balance as of December 31, 2025	$(440)	$13	$(5)	$(432)
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Foreign currency exchange gains (losses), net	(182)	(391)	89
Gain on business divestitures, net (1)	204	—	—
Loss from sale of investments (2)	(74)	—	—
Unrealized gain (loss) on debt and equity securities, net (3)	1,610	1,832	(97)
Acquisition termination fee (4)	—	(236)	—
Other, net	(198)	(77)	(60)
Other income (expense), net	$1,360	$1,128	$(68)
(1) During the year ended December 31, 2023, gain on business divestitures, net represented a $204 million gain on the sale of interest in Careem Technologies. Refer to Note 18 – Divestitures for further information.
(2) Refer to Note 4 – Equity Method Investments for further information.

(3) During the year ended December 31, 2023, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $985 million net unrealized gain on our Aurora investment, a $443 million net unrealized gain on our Didi investment, a $84 million net unrealized gain on our Joby investment, and a $80 million net unrealized gain on our Grab investment.
During the year ended December 31, 2024, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $723 million net unrealized gain on our Grab investment, a $629 million net unrealized gain on our Aurora investment, and a $357 million net unrealized gain on our Didi investment.
During the year ended December 31, 2025, unrealized loss on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $802 million net unrealized loss on our Aurora investment, a $155 million net unrealized loss on our Lucid investment, partially offset by a $409 million net unrealized gain on our Didi investment, a $179 million net unrealized gain on our Waabi investment, and a $145 million net unrealized gain on our Grab investment. Refer to Note 2 – Investments and Fair Value Measurement for further information.
(4) Refer to Note 1 – Description of Business and Summary of Significant Accounting Policies for further information on Foodpanda Taiwan.
Note 10 – Stockholders' Equity
Common Stock
As of December 31, 2025, we have the authority to issue 5.0 billion shares of common stock with a par value of $0.00001 per share. Holders of common stock are entitled to dividends when and if declared by the board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2025, no dividends have been declared and there were 2.1 billion shares of common stock issued and outstanding.
Preferred Stock
Our board of directors has the authority to issue up to 10 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of December 31, 2024 and 2025, there was no preferred stock issued and outstanding.
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
The number of shares of our common stock available for issuance under the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029 by the lesser of (a) 5% of the total number of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) such number of shares determined by our board of directors. There was no increase to the number of shares reserved for issuance under the 2019 Plan on January 1, 2026. As of December 31, 2025, there were a total of 519 million shares of common stock remaining available for issuance under the 2019 Plan.
Stock Option and SAR Activity
A summary of stock option and SAR activity for the year ended December 31, 2025 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2024	33	7,198	$40.16	4.90	$153
Granted	—	484	$74.44
Exercised	(14)	(1,606)	$18.73
Canceled and forfeited	(3)	(208)	$46.59
As of December 31, 2025	16	5,868	$48.72	4.79	$194
Exercisable as of December 31, 2025	16	2,160	$27.68	3.17	$118

The total intrinsic value of stock options and SARs exercised for the years ended December 31, 2023 and 2024 was $319 million and $433 million, respectively, and was immaterial for the year ended December 31, 2025.
RSU Activity
The following table summarizes the activity related to our RSUs for the year ended December 31, 2025 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	66,202	$48.49
Granted	35,464	$77.19
Vested	(35,155)	$47.28
Canceled and forfeited	(8,857)	$56.25
Unvested and outstanding as of December 31, 2025	57,654	$65.69
The total fair value of RSUs vested was $1.7 billion for each of the years ended December 31, 2023, 2024, and 2025.
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function for the years ended December 31, 2023, 2024, and 2025 (in millions):

	Year Ended December 31,
	2023	2024	2025
Operations and support	$184	$218	$225
Sales and marketing	96	91	103
Research and development	1,215	1,104	1,101
General and administrative	440	383	397
Total	$1,935	$1,796	$1,826
During the years ended December 31, 2023, 2024, and 2025, we modified the terms of stock-based awards for certain employees upon their termination or change in employment status. Incremental stock-based compensation cost in relation to the modification of stock-based awards was not material for the years ended December 31, 2023, 2024, and 2025.
As of December 31, 2025, there was $3.5 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.64 years. Stock-based compensation expense capitalized as internally developed software costs were not material for the years ended December 31, 2023, 2024, and 2025.
The income tax benefits recognized in the consolidated statements of operations for stock-based compensation expense were immaterial for the year ended December 31, 2023, and were $381 million and $474 million during the years ended December 31, 2024 and 2025, respectively.
During 2023, 2024 and 2025, warrants vested to non-employee service providers and others were not material and no warrants were granted.
The weighted-average grant-date fair values of stock options and SARs granted to employees in the years ended December 31, 2023, 2024, and 2025 were $16.63, $25.97 and $30.97 per share, respectively. During 2023, 2024 and 2025, stock options and SARs granted were not material.
Performance awards with market-based targets granted in the years ended December 31, 2023, 2024, and 2025 were not material.
2019 Employee Stock Purchase Plan
The number of shares of Uber common stock available for issuance under the ESPP automatically increases on January 1 of each year, beginning in 2020 and continuing through 2029, by the lesser of (a) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, and (b) 25,000,000 shares. However, our board of directors or compensation committee may reduce the amount of the increase in any particular year. There was no increase to the number of shares reserved for issuance under the ESPP on January 1, 2026. As of December 31, 2025, there were a total of 115 million shares of common stock remaining available for issuance under the ESPP.

The stock-based compensation expense recognized for the ESPP was not material during the years ended December 31, 2023, 2024, and 2025. During the year ended December 31, 2025, we purchased 3 million shares of common stock under the ESPP at a weighted-average price of $58.94 per share. As of December 31, 2025, total unrecognized compensation cost related to the ESPP was $59 million, which will be amortized over a period of 0.86 years.
Share Repurchase Authorization
In February 2024, our board of directors authorized the repurchase of up to $7.0 billion in shares of our outstanding common stock. In July 2025, our board of directors authorized an additional $20.0 billion for the repurchase of common stock. These authorizations (collectively, the “Share Repurchase Program”) total $27.0 billion The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases and accelerated share repurchases. The exact number of shares to be repurchased by us, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice.
During the years ended December 31, 2024 and 2025, we repurchased and subsequently retired 17.8 million and 80.0 million shares of common stock for $1.2 billion and $6.5 billion, respectively, excluding broker commissions and fees. Repurchases for the year ended December 31, 2025 included a $1.5 billion accelerated share repurchase (“ASR”) completed during the first quarter of 2025. As of December 31, 2025, we had $19.2 billion available to repurchase shares pursuant to the Share Repurchase Program.
The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases. During the years ended December 31, 2024 and 2025, the excise tax on net share repurchases was not material.
Note 11 – Income Taxes
The U.S. and foreign components of income (loss) before provision for (benefit from) income taxes for the years ended December 31, 2023, 2024, and 2025 are as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
U.S.	$1,525	$3,455	$4,620
Foreign	796	670	1,180
Income before income taxes and income (loss) from equity method investments	$2,321	$4,125	$5,800
The components of the provision for (benefit from) income taxes for the years ended December 31, 2023, 2024, and 2025 are as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Current
Federal	$1	$22	$164
State	16	42	116
Foreign	170	205	153
Total current tax expense	187	269	433
Deferred
Federal	11	(5,154)	(118)
State	12	(857)	98
Foreign	3	(16)	(4,759)
Total deferred tax expense (benefit)	26	(6,027)	(4,779)
Total provision for (benefit from) income taxes	$213	$(5,758)	$(4,346)
The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2023 and 2024:

	Year Ended December 31,
	2023	2024
Federal statutory income tax rate	21.0%	21.0%
State income tax expense (1)	1.2	(19.8)
Foreign rate differential	(0.4)	(0.4)

Non-deductible expenses	(0.2)	2.2
Stock-based compensation	(1.9)	(5.2)
Federal research and development credits	(7.2)	(5.1)
Deferred tax on investments	(3.5)	—
Entity restructuring	0.6	(0.5)
Change in unrecognized tax benefits	(6.8)	37.8
Valuation allowance (2)	(2.8)	(164.3)
US effects on foreign operations	4.1	(2.5)
Withholding taxes	9.5	(0.1)
Other interest	(4.1)	(2.8)
Other, net	(0.3)	0.1
Effective income tax rate	9.2%	(139.6)%
(1) We reported the effects of the state valuation allowance on the state income tax expense line-item within our effective tax rate. In 2024, we released $1.2 billion of our valuation allowance on our U.S. state deferred tax assets, with the exception of our California R&D credits.
(2) In 2024, we released $5.2 billion of our valuation allowance on our U.S. federal deferred tax assets. This was included on the change in valuation allowance line-item.
The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2025 (in millions):

	Year Ended December 31, 2025
Federal statutory income tax rate	$1,218	21.0%
State and local income taxes, net of federal income tax effect (1)	156	2.7
Federal
Changes in valuation allowances	(14)	(0.2)
Effect of cross-border tax laws
Foreign-derived intangible income	(73)	(1.3)
Global intangible low-taxed income	107	1.8
Other	26	0.4
Tax credits
Foreign tax credits	(173)	(3.0)
Research and development credits	(55)	(0.9)
Other	(2)	—
Nontaxable or nondeductible items
Excess tax benefits on share-based payments	(216)	(3.7)
Stock based compensation	90	1.6
Other	31	0.5
Other adjustments
Capitalized research and development expenses	(338)	(5.8)
Loss on subsidiary stock	(620)	(10.7)
Capital loss on debt instrument	(285)	(4.9)
Other	(34)	(0.6)
Foreign tax effects
Netherlands
Changes in valuation allowances(2)	(5,011)	(86.4)
Other	74	1.3
Brazil
Withholding tax expense	128	2.2

Other	(2)	—
India
Changes in valuation allowances	88	1.5
Other	(47)	(0.8)
Other foreign jurisdictions	16	0.3
Worldwide changes in unrecognized tax benefits	590	10.2
Effective income tax rate	$(4,346)	(74.8)%
(1) In 2025, the states that contributed to the majority (greater than 50%) of the tax effect in this category are Florida, Illinois, and New Jersey.
(2) In 2025, we released $5.0 billion of our valuation allowance on our Netherlands' deferred tax assets.
The following is the cash paid for income taxes for the year ended December 31, 2025 (in millions):

Year Ended December 31, 2025
US federal	$12
US state and local	81
Foreign	252
Total income taxes paid, net of refunds	$345
The components of deferred tax assets and liabilities as of December 31, 2024 and 2025 are as follows (in millions):

	As of December 31,
	2024	2025
Deferred tax assets
Net operating loss carryforwards	$4,319	$3,177
Research and development credits	1,539	1,641
Stock-based compensation	71	122
Accruals and reserves	730	1,297
Accrued legal	221	234
Fixed assets and intangible assets (1)	3,226	2,938
Lease liability	391	367
Interest limitation carryforwards	760	657
Capitalized research expenses (1)	1,591	2,175
Other	381	307
Total deferred tax assets	13,229	12,915
Less: Valuation allowance	(6,267)	(1,312)
Total deferred tax assets, net of valuation allowance	6,962	11,603
Deferred tax liabilities
Investments	515	418
Right-of-use assets	270	253
Other	14	9
Total deferred tax liabilities	799	680
Net deferred tax assets (liabilities)	$6,163	$10,923
(1) Prior period amounts have been reclassified to conform to the current period presentation. Certain deferred tax assets in Fixed Assets and Intangibles were reclassified to Capitalized Research Expenses.
The income tax benefit was $4.3 billion for the year ended December 31, 2025, which includes a $5.0 billion benefit related to the release of our valuation allowance on the Netherlands’ deferred tax assets, offset by tax expense on our earnings.
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
In evaluating the recoverability of these deferred tax assets, we considered all available evidence, both positive and negative. As of December 31, 2025, we were in a 12-quarter cumulative income position based on the Netherlands’ pre-tax book income adjusted for permanent book-to-tax differences. The 12-quarter cumulative income position is considered significant positive evidence that is both objective and verifiable. The historical income position provides us evidence to place greater reliance on projections of future profit as a source of income. Furthermore, current-year profitability and corresponding positive taxable income in the Netherlands, along with projections of future profit, provides strong positive evidence for the realization of our deferred tax assets in the Netherlands.
Based on all available evidence, including the objective and verifiable positive evidence as described above and anticipated future earnings, we concluded it is more-likely-than-not that our Netherlands’ deferred tax assets will be realizable. Accordingly, we released $5.0 billion of our Netherlands valuation allowance during the year ended December 31, 2025. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation includes significant provisions, such as permanent extensions and modifications of certain provisions of the Tax Cuts and Jobs Act and modifications to the U.S. international tax system. The OBBBA contains multiple effective dates, with certain provisions taking effect in 2025 and 2026. We have evaluated the OBBBA enacted during the year and included its impact within our 2025 financial statements. We will continue to evaluate the future impacts of these legislative changes as additional supplemental guidance becomes available.
As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $43 million that begin to expire in 2031 and $4.1 billion that have an unlimited carryover period. As of December 31, 2025, we had U.S. state net operating loss carryforwards of $7.0 billion, including $6.0 billion with limited carryforward periods, an immaterial portion of which will expire beginning with the 2025 tax year if not utilized. The remaining $1.0 billion have an unlimited carryover period. As of December 31, 2025, we had foreign net operating loss carryforwards of $20.3 billion, including $961 million with limited carryforward periods, an immaterial portion of which will expire beginning with the 2025 tax year if not utilized. The remaining $19.3 billion have an unlimited carryover period.
As of December 31, 2025, we had U.S. federal research tax credit carryforwards of $1.2 billion that begin to expire in 2037. We had U.S. state research tax credit carryforwards of $848 million that have an unlimited carryover period.
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through December 31, 2025. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
The following table reflects changes in gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2023	2024	2025
Unrecognized tax benefits at beginning of year	$3,513	$3,345	$4,937
Gross increases - current year tax positions	177	201	693
Gross increases - prior year tax positions (1)	42	1,437	13
Gross decreases - prior year tax positions	(315)	(37)	(26)
Gross decreases - settlements with tax authorities	—	(6)	(5)
Gross decreases - lapse of statute of limitations	(72)	(3)	(1)
Unrecognized tax benefits at end of year	$3,345	$4,937	$5,611
(1) In 2024, new information became available that required a remeasurement of a prior year transfer pricing tax position resulting in an overall reduction in our net deferred tax assets of $1.2 billion, which was fully offset by a change in the valuation allowance. This is reflected in the increases to prior year uncertain tax positions above.
As of December 31, 2025, approximately $5.1 billion of unrecognized tax benefits, if recognized, would impact the effective tax rate. The remaining $515 million of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets.
We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. As of December 31, 2024 and 2025, the amount of interest and penalties accrued was $17 million and $17 million, respectively.
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
As of December 31, 2025, the open tax years for our major tax jurisdictions are as follows:

Jurisdiction	Tax Years
U.S. Federal	2013 - 2025
U.S. States	2007 - 2025
Australia	2019 - 2025
Netherlands	2019 - 2025
United Kingdom	2022 - 2025
As of December 31, 2025, the amount of unrecognized deferred tax liability on the undistributed earnings from certain foreign subsidiaries that we intend to indefinitely reinvest is not material.
Note 12 – Net Income Per Share
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
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Year Ended December 31,
	2023	2024	2025
Basic net income per share:
Numerator
Net income including non-controlling interests	$2,156	$9,845	$10,093
Net income (loss) attributable to non-controlling interests, net of tax	269	(11)	40
Net income attributable to common stockholders	$1,887	$9,856	$10,053
Denominator
Basic weighted-average common stock outstanding	2,035,651	2,094,602	2,085,253
Basic net income per share attributable to common stockholders (1)	$0.93	$4.71	$4.82
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$1,887	$9,856	$10,053
Assumed net loss attributable to Uber Technologies, Inc. upon redemption of Freight Holding convertible common shares, non-controlling interest	(62)	(49)	(37)
Interest expense, amortization of debt discount and issuance costs of 2025 Convertible Notes	2	—	—
Diluted net income attributable to common stockholders	$1,827	$9,807	$10,016
Denominator
Number of shares used in basic net income (loss) per share computation	2,035,651	2,094,602	2,085,253
Weighted-average effect of potentially dilutive securities:
Dilutive effect of equity awards	36,499	41,545	27,421
Dilutive effect of Freight Holding contingently issuable shares	4,301	12,040	597
Dilutive effect of Convertible Notes	12,784	—	4,097
Dilutive effect of other contingently issuable shares	2,547	2,321	2,321
Diluted weighted-average common stock outstanding	2,091,782	2,150,508	2,119,689
Diluted net income per share attributable to common stockholders (1)	$0.87	$4.56	$4.73
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Year Ended December 31,
	2023	2024	2025
Equity awards	5,608	21,612	4,704
Freight Holding contingently issuable shares	13,430	—	—
Total	19,038	21,612	4,704
Note 13 – Segment Information and Geographic Information
We determine our operating segments based on how the CODM, our Chief Executive Officer, manages the business, allocates resources, makes operating decisions and evaluates operating performance.
As of December 31, 2025, our three operating and reportable segments are as follows:

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

For information about how our reportable segments derive revenue, refer to Note 1 – Description of Business and Summary of Significant Accounting Policies.
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
The following table provides information about our segments and a reconciliation to income (loss) before income taxes and income (loss) from equity method investments (in millions):

	Year Ended December 31, 2023
	Mobility	Delivery	Freight	Total
Revenue	$19,832	$12,204	$5,245	$37,281
Platform Participant direct transaction costs (1)	(5,130)	(5,329)	(4,714)	(15,173)
Other (2)	(9,739)	(5,369)	(595)	(15,703)
Segment Adjusted EBITDA	$4,963	$1,506	$(64)	6,405
Reconciling items:
Corporate G&A and Platform R&D (3)				(2,353)
Depreciation and amortization				(823)
Stock-based compensation expense				(1,935)
Legal, non-income tax, and regulatory reserve changes and settlements (4)				(9)
Goodwill and asset impairments/loss on sale of assets				(84)
Acquisition, financing and divestitures related expenses				(36)
Loss on lease arrangement, net				(4)
Restructuring and related charges				(51)
Income from operations				1,110
Interest expense				(633)

Interest income	484
Other income (expense), net	1,360
Income before income taxes and income (loss) from equity method investments	$2,321

	Year Ended December 31, 2024
	Mobility	Delivery	Freight	Total
Revenue	$25,087	$13,750	$5,141	$43,978
Platform Participant direct transaction costs (1)	(6,884)	(5,591)	(4,652)	(17,127)
Other (2)	(11,706)	(5,688)	(563)	(17,957)
Segment Adjusted EBITDA	$6,497	$2,471	$(74)	8,894
Reconciling items:
Corporate G&A and Platform R&D (3)				(2,410)
Depreciation and amortization				(711)
Stock-based compensation expense				(1,796)
Legal, non-income tax, and regulatory reserve changes and settlements (4)				(1,123)
Goodwill and asset impairments/loss on sale of assets				(3)
Acquisition, financing and divestitures related expenses				(25)
Loss on lease arrangement, net				(2)
Restructuring and related charges				(25)
Income from operations				2,799
Interest expense				(523)
Interest income				721
Other income (expense), net				1,128
Income before income taxes and income (loss) from equity method investments				$4,125

	Year Ended December 31, 2025
	Mobility	Delivery	Freight	Total
Revenue	$29,670	$17,248	$5,099	$52,017
Platform Participant direct transaction costs (1)	(8,683)	(7,097)	(4,583)	(20,363)
Other (2)	(13,088)	(6,579)	(549)	(20,216)
Segment Adjusted EBITDA	$7,899	$3,572	$(33)	11,438
Reconciling items:
Corporate G&A and Platform R&D (3)				(2,708)
Depreciation and amortization				(719)
Stock-based compensation expense				(1,826)
Legal, non-income tax, and regulatory reserve changes and settlements (4)				(564)
Goodwill and asset impairments/loss on sale of assets				(2)
Acquisition, financing and divestitures related expenses				(43)
Loss on lease arrangement, net				(2)
Restructuring and related charges				(9)
Income from operations				5,565
Interest expense				(440)
Interest income				743
Other income (expense), net				(68)
Income before income taxes and income (loss) from equity method investments				$5,800
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
(4) Legal, non-income tax, and regulatory reserve changes and settlements are primarily related to certain significant legal proceedings or governmental investigations related to worker classification definitions, or tax agencies challenging our non-income tax positions. These matters have limited precedent, cover extended historical periods and are unpredictable in both magnitude and timing, therefore are distinct from normal, recurring legal, non-income tax and regulatory matters and related expenses incurred in our ongoing operating performance.
Geographic Information
Revenue by geography is based on where the trip or shipment was completed or meal delivered. Long-lived assets, net includes property and equipment, net and operating lease right-of-use assets as well as the same asset class included within assets held for sale on the consolidated balance sheets. The following tables set forth revenue and long-lived assets, net by geographic area as of and for the years ended December 31, 2023, 2024, and 2025 (in millions):

	Year Ended December 31,
	2023	2024	2025
United States and Canada ("US&CAN")	$20,436	$23,618	$26,469
Latin America ("LatAm")	2,512	2,795	3,327
Europe, Middle East and Africa ("EMEA")	9,904	12,529	16,364
Asia Pacific ("APAC")	4,429	5,036	5,857
Total Revenue	$37,281	$43,978	$52,017

	Year Ended December 31,
	2023	2024	2025
United States	$18,620	$21,429	$23,771
United Kingdom	6,522	8,373	10,609
All other countries	12,139	14,176	17,637
Total Revenue	$37,281	$43,978	$52,017

	As of December 31,
	2024	2025
United States	$2,757	$2,572
All other countries	353	439
Total long-lived assets, net	$3,110	$3,011
Note 14 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2024 and 2025, we had recorded aggregate liabilities of $1.5 billion and $2.1 billion, respectively, of which $221 million and $215 million, respectively, relate to non-income tax matters in accrued and other current liabilities on the consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. The parties petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. The case had been stayed pending appeal of the denial of a motion to compel arbitration, however the California Supreme Court denied review on January 17, 2024, and the case was remitted back to the Superior Court on January 29, 2024 for further proceedings. On July 2, 2024, the Superior Court lifted the stay. We intend to continue to vigorously defend ourselves. The ultimate resolution of these matters is uncertain and the amount accrued is recorded within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2025.
Swiss Social Security Rulings
Several Swiss administrative bodies have issued decisions in which they classify Drivers or Couriers as employees of Uber for social security or labor purposes. We are challenging them before the Social Security and Administrative Tribunals.
On March 21, 2023, the Federal Tribunal ruled that Drivers who have used the Uber App in 2014 qualify as employees for social security purposes. In October 2024, the Social Security authority decided that the changes to our 2023 model are not sufficient to classify Drivers as independent contractors. We have filed an appeal against this decision. During the first quarter of 2025, we separately have resolved the social security dispute for Drivers for the years 2014 to July 2020 with the SVA Zürich authority. We continue to litigate the amounts of social security contributions at issue through 2022.
On June 3, 2022, the Federal Tribunal issued two rulings by which both Drivers and Couriers in the Canton of Geneva are classified as employees of Uber B.V., Uber Portier B.V. and Uber Switzerland GmbH. Following the ruling of the Federal Tribunal on Eats, the Social Security authorities claimed the payment of social security contributions since the launch of Uber Eats. We are litigating this claim.
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2025.

URSSAF Assessment
In December 2024, the Social Security authorities in France (“URSSAF”) issued a letter of observations to Uber, proposing a reassessment of social security contributions. In February 2025, Uber submitted a formal response, strongly contesting the basis of URSSAF's position. URSSAF replied with an assessment in June 2025, which Uber has appealed and vigorously challenged. The ultimate resolution of the matter is uncertain and the amount accrued is recorded within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2025.
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
State Unemployment Taxes
New Jersey Department of Labor
In 2018, the New Jersey Department of Labor (“NJDOL”) opened an audit reviewing whether Drivers were independent contractors or employees for purposes of determining whether unemployment insurance regulations apply from 2014 through 2018. The NJDOL made an assessment on November 12, 2019, against Uber and its subsidiaries. Both assessments were calculated through November 15, 2019, but only calculated the alleged contributions, penalties, and interests owed from 2014 through 2018. The NJDOL has provided several assessments from February through October 2021. We have submitted payment for the principal revised amount of the assessment and have since reached agreement on and paid the remaining amounts allegedly owed from 2014 through 2018.
In 2023, the NJDOL initiated an audit for the period of 2019 through the second quarter of 2023. In December 2024, the NJDOL issued a preliminary assessment, which Uber immediately disputed and requested a Hearing for Redetermination of the assessment. The case is currently being litigated before the New Jersey Office of Administrative Law. The ultimate resolution of the NJDOL matters is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2025.
California Employment Development Department
In 2014, the California employment development department (“CA EDD”) opened an audit to review whether drivers should be treated as employees or independent contractors. The department issued an assessment in 2016 for the periods of 2013 - 2015 and we have since reached an agreement with the CA EDD for this period. In 2022, we received requests for information related to an audit of a subsequent period, which covers the fourth quarter of 2017 through the fourth quarter of 2020. We have also received an audit for the years 2018 - 2020 covering couriers who used the Postmates platform and received an assessment in June 2023. In September 2025, we reached agreement on a settlement amount that disposes of the remaining audits before the CA EDD as to Uber and its subsidiaries. The final agreement was approved by the California Attorney General’s office as well as the California Unemployment Insurance Appeals Board. The amount accrued for those matters is recorded within accrued and other current liabilities on the consolidated balance sheet as of December 31, 2025. The settlement amount was fully paid in January 2026.
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
United Kingdom

As of March 14, 2022, we modified our operating model in the UK, such that as of that date Uber UK became a merchant of transportation and is required to remit VAT. Uber UK began remitting VAT under the Value Added (Tour Operators) Order 1987 (“VAT Order 1987”), which allows for VAT remittance on a calculated margin, rather than on Gross Bookings.
Due to a legislative change effective from January 2, 2026, UK Private Hire Operators are no longer permitted to apply the VAT Order 1987 in respect of supplies made on or after that date. Accordingly, Uber UK ceased applying the VAT Order 1987 after January 2, 2026.
As of December 31, 2025, we have received multiple assessments from His Majesty's Revenue & Customs (“HMRC”) disputing our application of VAT Order 1987 for the period of March 2022 to September 2024, totaling approximately $1.8 billion (£1.4 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
The payments made in 2023 through 2025 are recorded as a receivable in other assets on our consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to the period 2023 through 2025. HMRC has expressed their intention to not enforce assessments pending the determination of the appeal of a competitor on a related matter. If payment of future assessments is required, the payments would decrease operating cash flow and have no impact on our results of operations. We plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal.
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
Uber Freight Holding Corporation
Total assets included on the consolidated balance sheets for our consolidated VIE, Uber Freight Holding Corporation (“Freight Holding”), as of December 31, 2024 and 2025 were $3.4 billion and $3.3 billion, respectively. Total liabilities included on the consolidated balance sheets for this VIE as of December 31, 2024 and 2025 were $724 million and $726 million, respectively.
As of December 31, 2025, we own the majority of the issued and outstanding capital stock of Freight Holding and report a non-controlling interest as further described in Note 16 – Non-Controlling Interests.
Unconsolidated VIEs

We do not consolidate VIEs in which we hold a variable interest but are not the primary beneficiary because we lack the power to direct the activities that most significantly impact the entities’ economic performance. We are exposed to these unconsolidated VIEs’ economic risks and rewards through the related carrying amount of assets and liabilities and any financial guarantees, which represent variable interests. Our unconsolidated VIEs consist of investments in privately-held companies, primarily vehicle fleet operators.
Our carrying amounts of assets recognized on the consolidated balance sheets and maximum exposure to loss related to unconsolidated VIEs were (in millions):

	As of December 31,
	2024	2025
Total assets (1)	$678	$1,329
Maximum exposure to loss (2)	803	1,509
(1) Total assets includes a term loan to Moove Cars Mobility, S.L., formerly Garment Investments S.L. dba Moove (“Moove”). As of December 31, 2024 and December 31, 2025, the term loan to Moove was $288 million and $384 million, respectively, and accounted for as a loan receivable, carried at amortized cost recorded within other assets on the consolidated balance sheets. In 2021, we entered into and completed a series of agreements with Moove, including (i) an equity investment, through preferred shares, (ii) a term loan to Moove, and (iii) a commercial partnership agreement. After this series of agreements, Moove is considered a related party. Our carrying amounts of liabilities recognized on the consolidated balance sheets were not material as of December 31, 2024 and December 31, 2025.
(2) Our maximum exposure to loss includes the carrying amounts of assets and liabilities recognized on our consolidated balance sheets as well as an immaterial financial guarantee.
Note 16 – Non-Controlling Interests
We have consolidated subsidiaries that have issued common stock and preferred stock or preferred units to third party investors, representing non-controlling interests. As of December 31, 2024 and 2025, the carrying value of non-controlling interests represented by subsidiaries’ preferred units and preferred stock were $820 million and $869 million, respectively.
Freight Holding
As of December 31, 2024 and 2025, we owned 84% and 90%, respectively, of our subsidiary Freight Holding capital stock, or 80% and 85%, respectively, on a fully-diluted basis. The minority stockholders of Freight Holding include, among others: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; (ii) holders of common equity awards issued under the employee equity incentive plans; and (iii) current and former employees who hold fully vested shares.
As of December 31, 2024, a total number of 356.7 million shares of Freight Holding were reserved, of which 225.4 million shares were available for grant and issuance.
As of December 31, 2025, a total number of 356.7 million shares of Freight Holding were reserved, of which 163.1 million shares were available for grant and issuance.
Certain Holders of Common Stock of Freight Holding
Certain minority common stockholders of our subsidiary Freight Holding, including individuals who hold shares obtained from the exercise of vested stock options issued under Freight Holding’s 2018 employee equity incentive plan, have put rights to sell increasing percentages of their equity interests at fair value to Freight Holding at specified periods of time ending in September 2025 through August 2027 that terminates upon the earliest of the closing of a liquidation transaction or an IPO of the subsidiary; provided, however, that former employees who hold shares had only a one-time opportunity to exercise their put right to sell 100% of their equity interests in September 2025. Should the put rights be exercised, they can be satisfied in either cash, Uber stock, or a combination of cash and Uber stock based upon our election.
In the third quarter of 2024, the redeemable non-controlling interest related to these certain minority common stockholders of Freight Holding was deemed probable of becoming redeemable and re-measured to its estimated redemption value with an adjustment of $338 million. As of December 31, 2024 and 2025, the minority common stockholders ownership in Freight Holding is classified as redeemable non-controlling interest because it is redeemable on an event that is not solely in our control.
In the third quarter of 2025, a majority of the put holders exercised their put rights. In October 2025, Freight Holding repurchased and subsequently retired the related common stock for cash, which was not material.
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
In July 2021, we entered into a Series A preferred stock purchase agreement and sold shares of Freight Holding's Series A Preferred Stock to The Public Investment Fund, which is an investor in Uber, representing 4% ownership interest on a fully diluted basis at the time of the sale. As of December 31, 2024 and 2025, the Freight Series A preferred stock held by the Public Investment Fund were classified as non-redeemable non-controlling interests as these shares of preferred stock are not subject to any mandatory redemption rights or redemption rights that are outside our control.
Freight Series A-1 Preferred Stock
In November 2021, Freight Holding entered into a 2021 Series A-1 Preferred Stock Purchase Agreement with Freight Series A-1 Investors. Pursuant to the 2021 Series A-1 Preferred Stock Purchase Agreement, the Freight Series A-1 Investors agreed to invest an aggregate of $550 million in Freight Holding in exchange for Freight Series A-1 preferred stock.
Freight Series A-1 Investors have basic rights and preferences which primarily include: one vote per share; conversion rights to common shares; 6% cumulative dividend preference and liquidation preference (a 1.0x liquidation preference of original issuance price plus cumulative unpaid dividends). The accruing dividends are compounding annually, and are only payable when dividends are declared by Freight Holding’s Board. The dividend, along with any attributed prorated share of Freight Holding’s net income (if applicable), are included in net income (loss) attributable to non-controlling interests, net of tax in our consolidated statements of operations. As of December 31, 2024 and 2025, the Freight Series A-1 preferred stock held by the Freight Series A-1 Investors were classified as non-redeemable non-controlling interests as these shares of preferred stock are not subject to any mandatory redemption rights or redemption rights that are outside our control.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within thirty days.
As of December 31, 2024 and 2025, the liability related to Freight Holding’s supplier financing program are included within accounts payable on the consolidated balance sheets. A rollforward of Freight Holding obligations confirmed and paid during the year is presented below (in millions):

Year Ended December 31, 2025
Confirmed obligations outstanding balance at the beginning of the year	$100
Invoices confirmed during the year	2,358
Confirmed invoices paid during the year	(2,326)
Confirmed obligations outstanding at the end of the year	$132
Trendyol GO
On June 17, 2025, we closed the acquisition of an 85% controlling stake in Trendyol GO. Refer to Note 17 – Business Combinations for further information. As of December 31, 2025, our controlling stake in Trendyol GO was 86%. As of December 31,

2025, the non-controlling interest in Trendyol GO was classified as redeemable non-controlling interest as it is subject to a put/call agreement that is not solely within our control. The put or call is exercisable in the first quarter of 2031. At each balance sheet date, the carrying value of the redeemable non-controlling interest will be adjusted to the estimated redemption value. There were no material adjustments as of December 31, 2025.
Note 17 – Business Combinations
Trendyol GO
On May 6, 2025, we entered into an agreement with Trendyol Group to acquire 85% controlling stake in its Trendyol GO online meal and grocery delivery business in Türkiye.
On June 17, 2025, we completed the acquisition of an 85% controlling stake in Trendyol GO in an all-cash transaction, allowing us to expand our Delivery business in the Turkish market.
The acquisition of Trendyol GO has been accounted for as a business combination. The fair value of the consideration transferred was $694 million.
The following table summarizes the fair value of assets acquired and liabilities assumed (in millions):

Fair Value
Current assets	$64
Goodwill	712
Intangible assets	132
Other long-term assets	6
Total assets acquired	914
Current liabilities	(67)
Deferred tax liability	(23)
Total liabilities assumed	(90)
Less: Redeemable non-controlling interests	(130)
Net assets acquired	$694
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
The results of Trendyol GO were included in our consolidated financial statements from the date of acquisition. For the period from June 17, 2025 through December 31, 2025, Trendyol GO contributed an immaterial amount of revenue and loss before taxes.
Note 18 – Divestitures
Divestiture of Careem Technologies
In December 2023, we divested Careem’s non-ridesharing business and completed the agreement with e& whereby e& contributed $400 million to Careem Technologies in exchange for a majority equity interest. Refer to Note 4 – Equity Method Investments for further information.

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
Note 19 – Subsequent Events
Pending Acquisition of Getir’s Food Delivery Business
On February 8, 2026, we entered into an agreement with Mubadala Investment Company to acquire Getir Perakende Lojistik A.Ş.'s (“Getir”) delivery portfolio in Türkiye. The transaction is structured to close in phases with the agreement to acquire 100% of Getir’s food delivery business and a minority interest in its grocery delivery business at the outset, for $435 million in cash, on a cash and debt free basis, subject to certain adjustments. The transaction is subject to regulatory approval and other closing conditions, with the acquisition of the food delivery business expected to close in the second half of 2026.
Schedule II - Valuation and Qualifying Accounts
The table below details the activity of the allowance for doubtful accounts, deferred tax asset valuation allowance, and insurance reserves (in millions):

	Balance at Beginning of Period	Additions (1), (2)	Deductions (2)	Other (4)	Balance at End of Period
Year Ended December 31, 2023
Allowance for doubtful accounts	$80	$245	$(234)	$—	$91
Deferred tax asset valuation allowance	$13,971	$81	$(107)	$—	$13,945
Insurance reserves (4)	$4,754	$3,544	$(1,526)	$214	$6,986
Year Ended December 31, 2024
Allowance for doubtful accounts	$91	$252	$(248)	$—	$95
Deferred tax assets valuation allowance	$13,945	$241	$(7,919)	$—	$6,267
Insurance reserves (3), (4)	$6,986	$4,489	$(1,696)	$17	$9,796
Year Ended December 31, 2025
Allowance for doubtful accounts	$95	$249	$(253)	$—	$91
Deferred tax assets valuation allowance	$6,267	$66	$(5,021)	$—	$1,312
Insurance reserves (3), (4)	$9,796	$4,879	$(2,421)	$209	$12,463
(1) Additions to insurance reserves include $158 million, $(78) million and $(21) million for the years ended December 31, 2023, 2024, and 2025 respectively, for changes in estimates resulting from new developments in prior period claims.
(2) For the year ended December 31, 2024, the decrease in the valuation allowance was primarily attributable to the release of the valuation allowance of certain U.S. federal and state deferred tax assets.
For the year ended December 31, 2025, the decrease in the valuation allowance was primarily attributable to the release of the valuation allowance on the Netherlands' deferred tax assets.
(3) $264 million and $473 million of the insurance reserve is covered by third-party insurance and is included as a component of prepaid expenses and other current assets and other assets as of December 31, 2024 and 2025, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025. In addition, PricewaterhouseCoopers LLP, our independent registered public accounting firm, provided an attestation report on our internal control over financial reporting as of December 31, 2025. You can find the full text of PricewaterhouseCoopers LLP attestation report in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On December 18, 2025, Andrew Macdonald, President and Chief Operating Officer, terminated his pre-arranged stock trading plan which was adopted on September 8, 2025. The trading plan was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Macdonald’s plan provided for the potential exercise of vested option awards and the sale of up to 125,000 shares of Uber common stock underlying such option awards between December 24, 2025 and January 27, 2026.
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
The remaining information required by this item is set forth under the headers “Proposal 1- Election of Directors,” “Executive Officers,” “Corporate Governance” and “Other Governance Policies & Practices” in our Proxy Statement for the 2026 Annual

Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (“2026 Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is included under the headers “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks & Insider Participation” in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the headers “Stock Ownership Information-Security Ownership of Certain Beneficial Owners & Management” and “Equity Compensation Plan Information” in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the headers “Corporate Governance-Certain Relationships & Related Person Transactions” and “Corporate Governance-Director Independence Determination” in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the header “Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement and is incorporated herein by reference.
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
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		10-Q	001-38902	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Registrant.		10-K	001-38902	3.2	February 15, 2024
4.1	Description of Common Stock.		10-K	001-38902	4.1	March 2, 2020
4.2	Form of common stock certificate of the Registrant.		S-1/A	333-230812	4.1	April 26, 2019
4.3	Form of Unsecured Convertible Note.		10-Q	001-38902	4.1	May 8, 2020
4.4	Indenture, dated as of August 12, 2021, by and between the Registrant, Rasier, LLC and U.S. Bank National Association, as Trustee.		8-K	001-38902	4.1	August 12, 2021
4.5	Form of Global Note, representing the Registrant’s 4.50% Senior Notes due 2029 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.5).		8-K	001-38902	4.2	August 12, 2021
4.6	Supplemental Indenture, dated June 2, 2023, among the Registrant, Uber International Holding Corporation and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the Registrant’s 4.50% Senior Notes due 2029.		10-Q	001-38902	4.6	August 2, 2023
4.7	Indenture, dated as of November 24, 2023, by and between the Registrant and U.S. Bank Trust Company National Association, as Trustee.		8-K	001-38902	4.1	November 24, 2023
4.8	Form of Global Note, representing the Registrant’s 0.875% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture incorporated as reference as Exhibit 4.8).		8-K	001-38902	4.2	November 24, 2023
4.9	Indenture, dated September 9, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association.		8-K	001-38902	4.1	September 9, 2024
4.10	First Supplemental Indenture, dated September 9, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association.		8-K	001-38902	4.2	September 9, 2024
4.11	Form of Notes, representing the Registrant’s 4.300% Senior Notes due 2030, 4.800% Senior Notes due 2034, and 5.350% Senior Notes due 2054 (included as in Exhibits A, B and C, respectively of the First Supplemental Indenture incorporated by references as Exhibit 4.12 above).		8-K	001-38902	4.3	September 9, 2024
4.12	Indenture, dated as of May 20, 2025, among the Registrant, Neben Holdings, LLC and U.S. Bank Trust Company, National Association, as Trustee		8-K	001-38902	4.1	May 20, 2025
4.13	Form of Global Note, representing the Registrant’s 0.0% Exchangeable Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.14)		8-K	001-38902	4.2	May 20, 2025
4.14	Second Supplemental Indenture, dated as of September 11, 2025, by and between the Registrant and U.S. Bank Trust Company, National Association		8-K	001-38902	4.1	September 11, 2025
4.15	Form of Notes, representing the Registrant’s 4.150% Senior Notes due 2031 and 4.800 Senior Notes due 2035 (included as Exhibits A and B, respectively, to the Second Supplemental Indenture incorporated by reference as in Exhibit 4.16 above)		8-K	001-38902	4.2	September 11, 2025
10.1	Amended and Restated 2010 Stock Plan and related forms of award agreements.		S-1	333-230812	10.1	April 11, 2019
10.2	Amended and Restated 2013 Equity Incentive Plan and related forms of award agreements.		S-1/A	333-230812	10.2	April 26, 2019
10.3	2019 Equity Incentive Plan and related forms of award agreements.		S-1	333-230812	10.3	April 11, 2019

10.4	2019 Employee Stock Purchase Plan.		S-1	333-230812	10.4	April 11, 2019
10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		S-1	333-230812	10.5	April 11, 2019
10.6	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers, effective as of November 2023.		10-K	001-38902	10.6	February 15, 2024
10.7	2019 Executive Severance Plan.		S-1	333-230812	10.6	April 11, 2019
10.8	Amended and Restated 2019 Executive Severance Plan.		8-K	001-38902	10.2	June 30, 2023
10.9	Executive Bonus Plan.		S-1	333-230812	10.7	April 11, 2019
10.10	Director Compensation Policy and Stock Ownership Guidelines.		10-Q	001-38902	10.1	August 6, 2025
10.11	RSU Conversion and Deferral Program for Directors.		10-Q	001-38902	10.1	May 5, 2022
10.12	Form of Capped Call Confirmation between the Registrant and each option counterparty.		8-K	001-38902	10.1	November 24, 2023
10.13	Credit Agreement, dated as of September 26, 2024, by and among the Registrant, as the borrower, the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent.		8-K	001-38902	10.1	September 27, 2024
10.14+	Google Maps Master Agreement, by and between the Registrant and Google LLC, dated July 13, 2020.		10-Q	001-38902	10.1	November 6, 2020
10.15+	Amendment to the Google Maps Master Agreement - Platform Rides and Deliveries Solution Service Schedule, by and between the Registrant and Google LLC, dated February 9, 2022.		10-Q	001-38902	10.2	May 5, 2022
10.16+	Second Amendment to the Google Maps Master Agreement - Platform Rides and Deliveries Solution Service Schedule, dated June 15, 2023, among Google LLC and the Registrant.		10-Q	001-38902	10.1	August 2, 2023
10.17+	Third Amendment to the Google Maps Master Agreement - Platform Rides and Deliveries Solution Service Schedule, dated April 22, 2024, among Google LLC and the Registrant.		10-Q	001-38902	10.1	August 6, 2024
10.18	Employment Agreement, by and between the Registrant and Dara Khosrowshahi, dated June 28, 2023.		8-K	001-38902	10.3	June 30, 2023
10.19	Employment Agreement, by and between the Registrant and Nikki Krishnamurthy, dated April 9, 2019.		S-1	333-230812	10.32	April 11, 2019
10.20	Addendum to Employment Agreement, by and between the Registrant and Nikki Krishnamurthy, dated December 18, 2020.		10-K	001-38902	10.29	March 1, 2021
10.21‡	Form of employment agreement between the Registrant and its executive officers.		10-Q	001-38902	10.2	November 6, 2020
19.1+	Insider Trading Policy.	X
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	X
24.1	Power of Attorney (contained on signature page hereto).	X
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

UBER TECHNOLOGIES, INC.

Date: February 13, 2026	By: /s/ Dara Khosrowshahi
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

Signature	Title	Date

/s/ Dara Khosrowshahi	Chief Executive Officer and Director	February 13, 2026
Dara Khosrowshahi	(Principal Executive Officer)

/s/ Prashanth Mahendra-Rajah	Chief Financial Officer	February 13, 2026
Prashanth Mahendra-Rajah	(Principal Financial Officer)

/s/ Glen Ceremony	Chief Accounting Officer and Global Corporate Controller	February 13, 2026
Glen Ceremony	(Principal Accounting Officer)

/s/ Ronald Sugar	Chairperson of the Board of Directors	February 13, 2026
Ronald Sugar

/s/ Revathi Advaithi	Director	February 13, 2026
Revathi Advaithi

/s/ Turqi Alnowaiser	Director	February 13, 2026
Turqi Alnowaiser

/s/ Nikesh Arora	Director	February 13, 2026
Nikesh Arora

/s/ Ursula Burns	Director	February 13, 2026
Ursula Burns

/s/ Robert Eckert	Director	February 13, 2026
Robert Eckert

/s/ Amanda Ginsberg	Director	February 13, 2026
Amanda Ginsberg

/s/ John Thain	Director	February 13, 2026
John Thain

/s/ David Trujillo	Director	February 13, 2026
David Trujillo

/s/ Alexander Wynaendts	Director	February 13, 2026
Alexander Wynaendts