Form 10-Q
period 2026-03-31
Uber Technologies, Inc
filed 2026-05-06
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of May 1, 2026 was 2,035,599,013.

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
•our expectations regarding financial performance, including but not limited to revenue, achieving or maintaining profitability, ability to generate or maintain positive Free Cash Flow, expenses, and other results of operations;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2025	As of March 31, 2026
Assets
Cash and cash equivalents	$7,105	$5,558
Short-term investments	528	533
Restricted cash and cash equivalents	631	680
Accounts receivable, net of allowance of $91 and $106, respectively	3,827	3,895
Prepaid expenses and other current assets	1,902	2,157
Total current assets	13,993	12,823
Restricted cash and cash equivalents	1,911	1,872
Restricted investments	8,874	9,026
Investments	9,178	8,109
Equity method investments	287	268
Property and equipment, net	1,897	1,842
Operating lease right-of-use assets	1,114	1,458
Intangible assets, net	1,048	990
Goodwill	8,931	8,919
Deferred tax assets	10,951	10,844
Other assets	3,618	3,734
Total assets	$61,802	$59,885
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$1,013	$1,189
Short-term insurance reserves	3,387	3,467
Operating lease liabilities, current	169	195
Accrued and other current liabilities	7,751	7,142
Total current liabilities	12,320	11,993
Long-term insurance reserves	9,076	9,437
Long-term debt, net of current portion	10,521	10,514
Operating lease liabilities, non-current	1,390	1,710
Other long-term liabilities	412	419
Total liabilities	33,719	34,073
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	165	171
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,067,905 and 2,036,424 shares issued and outstanding, respectively	—	—
Additional paid-in capital	38,101	35,527
Accumulated other comprehensive loss	(432)	(421)
Accumulated deficit	(10,628)	(10,355)
Total Uber Technologies, Inc. stockholders' equity	27,041	24,751
Non-redeemable non-controlling interests	877	890
Total equity	27,918	25,641
Total liabilities, redeemable non-controlling interests and equity	$61,802	$59,885
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2026
Revenue	$11,533	$13,203
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	6,937	7,258
Operations and support	668	763
Sales and marketing	1,057	1,326
Research and development	815	951
General and administrative	657	798
Depreciation and amortization	171	184
Total costs and expenses	10,305	11,280
Income from operations	1,228	1,923
Interest expense	(105)	(108)
Interest income	169	175
Other income (expense), net	93	(1,494)
Income before income taxes and loss from equity method investments	1,385	496
Provision for (benefit from) income taxes	(402)	194
Loss from equity method investments	(13)	(20)
Net income including non-controlling interests	1,774	282
Less: net income (loss) attributable to non-controlling interests, net of tax	(2)	19
Net income attributable to Uber Technologies, Inc.	$1,776	$263
Net income per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$0.85	$0.13
Diluted	$0.83	$0.13
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	2,092,464	2,052,187
Diluted	2,122,618	2,071,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2026
Net income including non-controlling interests	$1,774	$282
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	31	10
Change in unrealized gain (loss) on investments in available-for-sale debt securities	1	(12)
Change in unrealized gain (loss) on cash flow hedges	—	13
Other comprehensive income, net of tax	32	11
Comprehensive income including non-controlling interests	1,806	293
Less: comprehensive income (loss) attributable to non-controlling interests	(2)	19
Comprehensive income attributable to Uber Technologies, Inc.	$1,808	$274
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

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2025	$165	2,067,905	$—	$38,101	$(432)	$(10,628)	$877	$27,918
Exercise of stock options	—	63	—	1	—	—	—	1
Stock-based compensation	—	—	—	484	—	—	—	484
Issuance of common stock for settlement of RSUs	—	8,721	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(525)	—	(39)	—	—	—	(39)
Repurchase of common stock	—	(39,740)	—	(3,010)	—	—	—	(3,010)
Re-measurement of non-controlling interests	10	—	—	(10)	—	—	—	(10)
Unrealized gain (loss) on investments in available-for-sale debt securities, net of tax	—	—	—	—	(12)	—	—	(12)
Unrealized gain (loss) on cash flow hedges	—	—	—	—	13	—	—	13
Foreign currency translation adjustment	—	—	—	—	10	—	—	10
Net income (loss)	(4)	—	—	—		273	13	286
Balance as of March 31, 2026	$171	2,036,424	$—	$35,527	$(421)	$(10,355)	$890	$25,641
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2026
Cash flows from operating activities
Net income including non-controlling interests	$1,774	$282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178	191
Stock-based compensation	435	473
Deferred income taxes	(412)	106
Unrealized (gain) loss on debt and equity securities, net	(51)	1,474
Unrealized foreign currency transactions	(51)	5
Other	(27)	20
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(123)	(74)
Prepaid expenses and other assets	(497)	(212)
Operating lease right-of-use assets	43	62
Accounts payable	6	184
Accrued insurance reserves	675	443
Accrued expenses and other liabilities	430	(541)
Operating lease liabilities	(56)	(62)
Net cash provided by operating activities	2,324	2,351
Cash flows from investing activities
Purchases of property and equipment	(74)	(65)
Purchases of non-marketable equity securities	(179)	(332)
Purchases of marketable securities	(2,540)	(6,759)
Purchases of notes receivable	(40)	(187)
Proceeds from maturities and sales of marketable securities	2,397	6,546
Acquisition of businesses, net of cash acquired	—	(6)
Other investing activities	(106)	30
Net cash used in investing activities	(542)	(773)
Cash flows from financing activities
Principal payments on finance leases	(47)	(40)
Repurchases of common stock	(1,785)	(3,011)
Other financing activities	(30)	(40)
Net cash used in financing activities	(1,862)	(3,091)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	70	(24)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(10)	(1,537)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	8,610	9,647
End of period	$8,600	$8,110

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$5,132	$5,558
Restricted cash and cash equivalents-current	1,253	680
Restricted cash and cash equivalents-non-current	2,215	1,872
Total cash and cash equivalents, and restricted cash and cash equivalents	$8,600	$8,110

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$174	$180
Income taxes, net of refunds	55	84
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	45	418

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
Pending Acquisition of Getir’s Food Delivery Businesses
On February 8, 2026, we entered into an agreement with Mubadala Investment Company to acquire Getir Perakende Lojistik A.Ş.'s (“Getir”) delivery portfolio in Türkiye. The transaction is structured to close in phases with the agreement to acquire 100% of Getir’s food delivery business and a minority interest in its grocery delivery business at the outset, for $435 million in cash, on a cash and debt free basis, subject to certain adjustments. The transaction is subject to regulatory approvals and other closing conditions, with the acquisition of the food delivery business expected to close in the second half of 2026.
Pending Acquisition of Blacklane
On March 28, 2026, we entered into an agreement to acquire Blacklane GmbH, a Berlin-based global chauffeur service provider, for approximately $550 million in cash. The transaction is subject to regulatory approvals, including antitrust review, and other closing conditions, and is expected to close before the end of 2026.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet, as of December 31, 2025, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation, with no impact on total cash flows or previously reported net income. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025, included in our Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of results for the full year.
In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, comprehensive income, cash flows and the change in equity for the periods presented.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026, that have had a material impact on our condensed consolidated financial statements and related notes.
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
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which establishes recognition, measurement, and presentation guidance for government grants received by business entities. The standard will be effective for public companies for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.
Note 2 – Derivative and Hedging Instruments
We enter into derivative instruments, consisting of foreign exchange contracts, to mitigate forecasted transactions denominated in currencies other than the functional currency and the foreign currency exchange risk of our assets and liabilities. We do not use derivatives for trading or speculative purposes. We have master netting arrangements with certain counterparties to our foreign exchange contracts, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty. We present derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets.
We have also entered into certain convertible note arrangements that provide us with the right to convert the outstanding principal into equity interests of the counterparty upon the occurrence of defined contractual events. These arrangements contain embedded derivatives, which are bifurcated and accounted for separately at fair value, with changes in fair value recognized in earnings.
All derivative instruments are recorded at fair value and classified within Level 2 or Level 3 of the fair value hierarchy, and the accounting treatment for derivative gains and losses depends on whether the derivative is designated as a hedging instrument and the nature of the underlying exposure. As of December 31, 2025 and March 31, 2026 and for the three months ended March 31, 2026, the fair values of our outstanding derivative instruments, as well as any related realized or unrealized gains, losses, and amounts recorded in or reclassified from AOCI, were immaterial to our condensed consolidated statements of operations.
Cash Flow Hedges
We designate certain foreign exchange contracts as cash flow hedges to protect forecasted revenue, typically hedging exposures for up to 12 months, with total notional amounts of $378 million and $865 million as of December 31, 2025 and March 31, 2026, respectively. Gains and losses on these derivatives that are included in the assessment of hedge effectiveness are initially deferred in accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into earnings in the same line item within the condensed consolidated statements of operations when the hedged transaction affects earnings. We do not exclude any components in the assessment of hedge effectiveness for forward contracts. If it becomes probable that a forecasted transaction will not occur, hedge accounting is discontinued, and the associated derivatives are accounted for as undesignated instruments, with amounts previously recorded in AOCI reclassified into other income (expense), net in the period of discontinuation. Cash flows associated with cash flow hedges are classified within operating activities in our condensed consolidated statements of cash flows.
Derivatives Not Designated as Hedging Instruments
We utilize foreign exchange contracts not designated as hedging instruments to mitigate foreign currency exchange risk of our assets and liabilities, with total notional amounts of $1.6 billion and $1.7 billion as of December 31, 2025 and March 31, 2026, respectively. Gains and losses on these derivatives are recognized in other income (expense), net in the condensed consolidated statements of operations, and the related cash flows are classified within investing activities in the condensed consolidated statements of cash flows.

Note 3 – Investments and Fair Value Measurement
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2025	March 31, 2026
Classified as short-term investments:
Marketable debt securities (1):
U.S. government and agency securities	$149	$143
Commercial paper	75	62
Corporate bonds	271	274
Asset-backed securities	—	17
Certificates of deposit	33	37
Short-term investments	$528	$533

Classified as restricted investments:
Marketable debt securities (1):
U.S. government and agency securities	$6,830	$7,006
Commercial paper	87	72
Corporate bonds	1,897	1,843
Certificates of deposit	38	87
Mortgage-backed and asset-backed securities	22	18
Restricted investments	$8,874	$9,026

Classified as investments:
Non-marketable equity securities:
Didi	$3,011	$2,337
Other (2)	1,455	1,800
Marketable equity securities:
Grab	2,674	1,961
Aurora (3)	1,252	1,343
Other	667	569
Note receivable from a related party (2)	119	99
Investments	$9,178	$8,109
(1) Excluding marketable debt securities classified as cash equivalents and restricted cash equivalents.
(2) These balances include certain investments recorded at fair value with changes in fair value recorded in earnings due to the election of the fair value option of accounting for financial instruments.
(3) In connection with our exchangeable senior notes due in 2028 (the “2028 Exchangeable Senior Notes”), approximately 48% of our Aurora Innovation, Inc. (“Aurora”) Class A common stock is pledged as collateral and cannot be sold or transferred during the term of the 2028 Exchangeable Senior Notes until the obligations are fulfilled or the pledged assets are otherwise released under a collateral agreement. Refer to Note 5 – Long-Term Debt and Credit Arrangements for further information.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2025				As of March 31, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,624	$—	$—	$1,624	$361	$—	$—	$361
U.S. government and agency securities	—	7,323	—	7,323	—	7,344	—	7,344
Commercial paper	—	715	—	715	—	217	—	217
Corporate bonds	—	2,194	—	2,194	—	2,117	—	2,117
Certificates of deposit	—	72	—	72	—	124	—	124
Mortgage-backed and asset-backed securities	—	22	—	22	—	35	—	35
Non-marketable equity securities	—	—	69	69	—	—	50	50
Marketable equity securities	4,593	—	—	4,593	3,873	—	—	3,873
Note receivable from a related party	—	—	190	190	—	—	170	170
Derivative assets (1)	—	—	—	—	—	8	89	97
Total financial assets	$6,217	$10,326	$259	$16,802	$4,234	$9,845	$309	$14,388
Financial Liabilities
2028 Exchangeable Senior Notes (2)	$—	$1,125	$—	$1,125	$—	$1,115	$—	$1,115
Derivative liabilities (1)	—	5	—	5	—	7	—	7
Total financial liabilities	$—	$1,130	$—	$1,130	$—	$1,122	$—	$1,122
(1) Refer to Note 2 – Derivative and Hedging Instruments for further information.
(2) Refer to Note 5 – Long-Term Debt and Credit Arrangements for further information.
During the three months ended March 31, 2026, we did not make any transfers into or out of Level 3 of the fair value hierarchy.
Debt Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities (in millions):

	As of December 31, 2025				As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$7,315	$8	$—	$7,323	$7,346	$2	$(4)	$7,344
Commercial paper	715	—	—	715	217	—	—	217
Corporate bonds	2,190	4	—	2,194	2,118	1	(2)	2,117
Certificates of deposit	72	—	—	72	124	—	—	124
Mortgage-backed and asset-backed securities	22	—	—	22	35	—	—	35
Total	$10,314	$12	$—	$10,326	$9,840	$3	$(6)	$9,837
As of December 31, 2025 and March 31, 2026, there were no allowance for credit losses related to our debt securities. The weighted-average remaining maturity of our debt securities was less than one year as of March 31, 2026.
Assets Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of our non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the condensed consolidated statements of operations. Certain non-marketable equity securities are classified within Level 3 in the fair value hierarchy because we estimate the fair value of these securities based on valuation methods, including the common stock equivalent (“CSE”) and option-pricing model (“OPM”) methods, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities we hold.

The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2025	March 31, 2026
Initial cost basis	$2,673	$3,009
Upward adjustments	3,726	3,755
Downward adjustments (including impairment)	(2,002)	(2,677)
Total carrying value at the end of the period	$4,397	$4,087
Didi Investment
We measure the fair value of our Didi investment based on the closing share price of the Didi American Depositary Shares on the over-the-counter market as an observable transaction for similar securities.
Note 4 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by segment (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2025	$2,409	$5,080	$1,442	$8,931
Acquisitions	5	—	—	5
Foreign currency translation and other adjustments	(17)	—	—	(17)
Balance as of March 31, 2026	$2,397	$5,080	$1,442	$8,919
Intangible Assets
The components of intangible assets, net were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2025
Consumer, Merchant and other relationships	$1,904	$(1,083)	$821	8
Developed technology	930	(754)	176	3
Trade name, trademarks and other	183	(132)	51	3
Intangible assets	$3,017	$(1,969)	$1,048

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
March 31, 2026
Consumer, Merchant and other relationships	$1,903	$(1,119)	$784	7
Developed technology	932	(772)	160	2
Trade name, trademarks and other	183	(137)	46	3
Intangible assets	$3,018	$(2,028)	$990
Amortization expense for intangible assets subject to amortization was $64 million and $59 million for the three months ended March 31, 2025 and 2026, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2026 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2026	$174
2027	200
2028	142
2029	94
2030	90
Thereafter	280
Total	$980
Note 5 – Long-Term Debt and Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2025	March 31, 2026	Stated Interest Rates	Effective Interest Rates	Maturities
2028 Convertible Notes	1,725	1,725	0.875%	1.1%	December 2028
2028 Exchangeable Senior Notes	1,125	1,115	0.00%	0.0%	May 2028
2029 Senior Notes	1,500	1,500	4.50%	4.7%	August 2029
2030 Senior Notes	1,250	1,250	4.30%	4.5%	January 2030
2031 Senior Notes	1,000	1,000	4.15%	4.3%	January 2031
2034 Senior Notes	1,500	1,500	4.80%	4.9%	September 2034
2035 Senior Notes	1,250	1,250	4.80%	5.0%	September 2035
2054 Senior Notes	1,250	1,250	5.35%	5.4%	September 2054
Total debt (1)	10,600	10,590
Less: unamortized discount and issuance costs	(79)	(76)
Total long-term debt	$10,521	$10,514
(1) The total fair value of our outstanding debt was $11.1 billion and $10.7 billion as of December 31, 2025 and March 31, 2026, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
Senior Notes
The 2030, 2031, 2034, 2035 and 2054 senior notes are our unsecured debt obligations. The 2029 senior notes are guaranteed by certain of our material domestic restricted subsidiaries. The 2029, 2030, 2031, 2034, 2035 and 2054 senior notes are collectively referred to as “Senior Notes”. Interest on the Senior Notes is payable semi-annually in arrears. The entire principal amounts of the Senior Notes are due at the respective maturity dates, and we may redeem the Senior Notes at any time, in whole or in part, at specified redemption prices. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of March 31, 2026.
2028 Convertible Notes and Capped Call Transactions
In November 2023, we issued $1.73 billion aggregate principal amount of 0.875% convertible senior notes due in 2028 (the “2028 Convertible Notes”). The interest is payable semi-annually in arrears. The indenture governing the 2028 Convertible Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. We used a portion of the net proceeds from this offering to fund the cost of entering into the capped call transactions (the “Capped Calls”) for approximately $141 million. The Capped Calls have an initial cap price of $95.81 per share and are classified as equity with no subsequent remeasurement.
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
As of March 31, 2026, none of the conditions that would permit holders of the 2028 Convertible Notes to convert their notes prior to maturity were satisfied. In the event holders become entitled to convert the notes, we have the intent and ability to refinance the 2028 Convertible Notes on a long-term basis using our existing revolving credit agreement (“Credit Agreement,” as described further below). Accordingly, the 2028 Convertible Notes remain classified as long-term debt as of March 31, 2026. The initial conversion rate is 13.7848 shares of the common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $72.54 per share of the common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Upon conversion of the 2028 Convertible Notes, we must pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.
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
The fair value of our 2028 Convertible Notes was $2.1 billion as of March 31, 2026 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
For the three months ended March 31, 2025 and 2026, interest expense with respect to our convertible notes, which includes the amortization of debt discount and issuance costs, was immaterial.
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
As of March 31, 2026, none of the conditions permitting the holders of the 2028 Exchangeable Senior Notes to exchange their notes early had been met. Therefore, the 2028 Exchangeable Senior Notes were classified as long-term.
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
Credit Agreement
Our Credit Agreement provides for $5.0 billion in aggregate amount of commitments for senior unsecured revolving loans, which will mature on September 26, 2029, unless otherwise extended in accordance with the terms of the Credit Agreement. Proceeds from any borrowings under the Credit Agreement may be used for general corporate purposes. The Credit Agreement is unsecured and is not guaranteed by any of our subsidiaries. The Credit Agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes. The Credit Agreement also contains customary events of default. As of December 31, 2025 and March 31, 2026, there was no balance outstanding on the Credit Agreement, and we were in compliance with all covenants in the Credit Agreement.
Letters of Credit
For purposes of securing obligations related to leases, insurance contracts, and other contractual obligations, we also maintain agreements for letters of credit. As of December 31, 2025 and March 31, 2026, we had letters of credit outstanding of $1.9 billion and $1.9 billion, respectively, of which the letters of credit that reduced the available credit under the Credit Agreement were $343 million and $332 million, respectively.
Commercial Paper
In June 2025, we established a commercial paper program (the “Program”) under which we may issue unsecured commercial paper notes, not to exceed $2.0 billion outstanding at any time, with maturities of up to 397 days. The commercial paper notes will rank at least pari passu in right of payment with all of our other unsecured and unsubordinated indebtedness except any indebtedness owing to creditors whose claims are mandatorily preferred by laws of general application. We intend to use the net proceeds of the Program for general corporate purposes. As of March 31, 2026, we had no commercial paper notes outstanding.
Note 6 – Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2025	March 31, 2026
Prepaid expenses	$408	$494
Other current assets	1,494	1,663
Prepaid expenses and other current assets	$1,902	$2,157

Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2025	March 31, 2026
Accrued legal, regulatory and non-income taxes	$2,052	$1,843
Accrued Drivers and Merchants liability	1,626	1,567
Accrued compensation and employee benefits	777	432
Income and other tax liabilities	1,033	1,018
Other	2,263	2,282
Accrued and other current liabilities	$7,751	$7,142
Other Long-Term Liabilities
Other long-term liabilities were as follows (in millions):

	As of
	December 31, 2025	March 31, 2026
Deferred tax liabilities	$31	$28
Other	381	391
Other long-term liabilities	$412	$419
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended March 31,
	2025	2026
Foreign currency exchange gains (losses), net	50	(21)
Unrealized gain (loss) on debt and equity securities, net (1)	51	(1,474)
Other, net	(8)	1
Other income (expense), net	$93	$(1,494)
(1) During the three months ended March 31, 2025, unrealized gain on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including: a $155 million unrealized gain on our Didi investment, a $137 million unrealized gain on our Aurora investment, partially offset by a $102 million unrealized loss on our Grab investment, and a $139 million net unrealized loss on our other investments.
During the three months ended March 31, 2026, unrealized loss on debt and equity securities, net represents changes in the fair value of our equity securities, primarily including a $713 million loss on our Grab investment and a $674 million loss on our Didi investment.
Note 7 – Stockholders' Equity
Stock Option and SAR Activity
A summary of stock option and SAR activity for the three months ended March 31, 2026 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2025	16	5,868	$48.72	4.79	$194
Granted	—	517	$75.95
Exercised	(3)	(61)	$19.79
Canceled and forfeited	—	(73)	$59.51
As of March 31, 2026	13	6,251	$51.14	4.77	$136
Exercisable as of March 31, 2026	13	2,445	$31.23	3.17	$101
RSU Activity
The following table summarizes the activity related to our RSUs for the three months ended March 31, 2026 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2025	57,654	$65.69
Granted	32,057	$73.44
Vested	(8,936)	$51.89
Canceled and forfeited	(2,198)	$67.60
Unvested and outstanding as of March 31, 2026	78,577	$70.36
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended March 31,
	2025	2026
Operations and support	$52	$60
Sales and marketing	24	25
Research and development	264	286
General and administrative	95	102
Total	$435	$473
As of March 31, 2026, there was $5.3 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.09 years.
The income tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation expense were not material during the three months ended March 31, 2025 and 2026.
Share Repurchase Program
In July 2025, our board of directors authorized an additional $20.0 billion for the repurchase of common stock (“Share Repurchase Program”). The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases and accelerated share repurchases. The exact number of shares to be repurchased by us, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice.
During the three months ended March 31, 2025 and 2026, we repurchased, and subsequently retired, 26.6 million and 39.7 million shares of common stock for $1.8 billion and $3.0 billion, respectively, excluding broker commissions and fees. As of March 31, 2026, we had approximately $16.2 billion available to repurchase shares pursuant to the Share Repurchase Program.
The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases. During the three months ended March 31, 2025 and 2026, the excise tax on net share repurchases was not material.

Note 8 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $(402) million and $194 million for the three months ended March 31, 2025 and 2026, respectively. During the three months ended March 31, 2025, the income tax benefit was primarily driven by a stock loss and capitalized research and development expenses, offset by the tax expense on our earnings. During the three months ended March 31, 2026, the income tax expense was primarily driven by the tax expense on our earnings, offset by the deferred U.S. tax impact related to our equity securities.
During the three months ended March 31, 2026, the movement in our gross unrecognized tax benefits is not material.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are also under routine examination by federal, various state and foreign tax authorities. We believe that adequate amounts have been reserved in these jurisdictions. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state or foreign tax authorities to the extent utilized in a future period. For our major tax jurisdictions, the tax years 2008 through 2026 remain open; the major tax jurisdictions are the U.S., Australia, Netherlands, and the United Kingdom (“UK”).
In the event we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), our ability to utilize net operating losses, tax credits, and other tax attributes may be limited. The most recent analysis of our historical ownership changes was completed through March 31, 2026. Based on the analysis, we do not anticipate a current limitation on the tax attributes.
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
Note 9 – Net Income Per Share
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
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended March 31,
	2025	2026
Basic net income per share:
Numerator
Net income including non-controlling interests	$1,774	$282
Net income (loss) attributable to non-controlling interests, net of tax	(2)	19
Net income attributable to common stockholders	$1,776	$263
Denominator
Basic weighted-average common stock outstanding	2,092,464	2,052,187
Basic net income per share attributable to common stockholders (1)	$0.85	$0.13
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$1,776	$263
Assumed net loss attributable to Freight Holding contingently issuable shares	(13)	—
Diluted net income attributable to common stockholders	$1,763	$263
Denominator
Number of shares used in basic net income per share computation	2,092,464	2,052,187
Dilutive effect of equity awards	27,006	15,506
Dilutive effect of Freight Holding contingently issuable shares	827	11
Dilutive effect of Convertible Notes	—	1,366
Dilutive effect of other contingently issuable shares	2,321	2,321
Diluted weighted-average common stock outstanding	2,122,618	2,071,391
Diluted net income per share attributable to common stockholders (1)	$0.83	$0.13
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
During the three months ended March 31, 2025 and 2026, approximately 45 million and 11 million shares of common stock underlying equity awards, respectively, were excluded from the computation of diluted net income per share because their effect would have been antidilutive.
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

Beginning in the first quarter of 2026, we changed our segment operating performance measure from Segment Adjusted EBITDA to Segment Operating Income. Segment Operating Income excludes certain non-cash items or items that management does not believe are reflective of our ongoing operating performance. Segment results for the comparable prior period have been recast to reflect these changes.

Our segment operating performance measure is Segment Operating Income. The CODM uses Segment Operating Income to evaluate segment operating performance, generate future operating plans, and make strategic decisions. The CODM does not evaluate operating segments using asset information and, accordingly, we do not report asset information by segment. Segment Operating Income excludes non-cash items or items that management does not believe are reflective of our ongoing core operations (as shown in the tables below).
The following tables provides information about our segments and a reconciliation to income before income taxes and loss from equity method investments (in millions):

	Three Months Ended March 31, 2025
	Mobility	Delivery	Freight	Total
Revenue (1)	$6,496	$3,777	$1,260	$11,533
Platform Participant direct transaction costs (2)	(1,771)	(1,506)	(1,134)	(4,411)
Other (3)	(3,138)	(1,600)	(151)	(4,889)
Segment Operating Income (Loss)	$1,587	$671	$(25)	2,233
Reconciling items:
Corporate G&A and Platform R&D (4)				(907)
Amortization of acquired intangible assets				(64)
Legal, non-income tax, and regulatory reserve changes and settlements (5)				(28)
Acquisition, financing and divestitures related expenses				(3)
Loss on lease arrangement, net				(2)
Restructuring and related charges				(1)
Income from operations				1,228
Interest expense				(105)
Interest income				169
Other income (expense), net				93
Income before income taxes and loss from equity method investments				$1,385

	Three Months Ended March 31, 2026
	Mobility	Delivery	Freight	Total
Revenue (1)	$6,798	$5,068	$1,337	$13,203
Platform Participant direct transaction costs (2)	(1,260)	(2,131)	(1,215)	(4,606)
Other (3)	(3,509)	(1,976)	(152)	(5,637)
Segment Operating Income (Loss)	$2,029	$961	$(30)	2,960
Reconciling items:
Corporate G&A and Platform R&D (4)				(1,077)
Amortization of acquired intangible assets				(59)
Legal, non-income tax, and regulatory reserve changes and settlements (5)				129
Acquisition, financing and divestitures related expenses				(25)
Loss on lease arrangement, net				(5)
Income from operations				1,923
Interest expense				(108)
Interest income				175
Other income (expense), net				(1,494)
Income before income taxes and loss from equity method investments				$496
(1) We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.
(2) Platform Participant direct transaction costs primarily consist of (i) costs paid directly to Platform Earners on our platform recorded in cost of revenue, excluding depreciation and amortization; and (ii) incentives to end-users recorded in sales and marketing.
(3) Other primarily consists of non-Platform Participant costs, including: (i) trip insurance, payment card fees and bank fees, customer support and technology costs; (ii) other operating costs, primarily related to employee headcount costs (including stock-based compensation), external contractor expenses and brand marketing; (iii) costs related to bringing new Platform Earners and new Platform end-users to the Platform recorded in costs and expenses; and (iv) depreciation and amortization (excluding amortization of acquired intangible assets).
(4) Includes costs that are not directly attributable to our reportable segments. Corporate G&A also includes certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs. Platform R&D also includes mapping and payment technologies and support and development of the internal technology infrastructure. Our allocation methodology is periodically evaluated and may change.
(5) Legal, non-income tax, and regulatory reserve changes and settlements are primarily related to certain significant legal proceedings or governmental investigations related to worker classification definitions, or tax agencies challenging our non-income tax positions. These matters have limited precedent, cover extended historical periods and are unpredictable in both magnitude and timing, therefore are distinct from normal, recurring legal, non-income tax and regulatory matters and related expenses incurred in our ongoing operating performance.
Geographic Information
The following table presents our revenues disaggregated by geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended March 31,
	2025	2026
United States and Canada ("US&CAN")	$6,219	$7,128
Latin America ("LatAm")	717	978
Europe, Middle East and Africa ("EMEA")	3,321	3,420
Asia Pacific ("APAC")	1,276	1,677
Total revenue	$11,533	$13,203
Note 11 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2025 and March 31, 2026, we had recorded aggregate liabilities of $2.1 billion and $1.8 billion, respectively, of which $215 million and $224 million, respectively, relate to non-income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. The parties petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. The case had been stayed pending appeal of the denial of a motion to compel arbitration, however the California Supreme Court denied review on January 17, 2024, and the case was remitted back to the Superior Court on January 29, 2024 for further proceedings. On July 2, 2024, the Superior Court lifted the stay. We intend to continue to vigorously defend ourselves. The ultimate resolution of these matters is uncertain and the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2026.
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
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2026.
URSSAF Assessment
In December 2024, the Social Security authorities in France (“URSSAF”) issued a letter of observations to Uber, proposing a reassessment of social security contributions. In February 2025, Uber submitted a formal response, strongly contesting the basis of URSSAF's position. URSSAF replied with an assessment in June 2025, which Uber has appealed and vigorously challenged. The ultimate resolution of the matter is uncertain and the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2026.
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
In 2023, the NJDOL initiated an audit for the period of 2019 through the second quarter of 2023. In December 2024, the NJDOL issued a preliminary assessment, which Uber immediately disputed and requested a Hearing for Redetermination of the assessment. The case is currently being litigated before the New Jersey Office of Administrative Law. The ultimate resolution of the NJDOL matters is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2026.
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
As of March 31, 2026, we have received multiple assessments from His Majesty's Revenue & Customs (“HMRC”) disputing our application of VAT Order 1987 for the period of March 2022 to September 2024, totaling approximately $1.8 billion (£1.4 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
The payments made in 2023 through 2025 are recorded as a receivable in other assets on our condensed consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to the period 2023 through 2025. HMRC has expressed their intention to not enforce assessments pending the determination of the appeal of a competitor on a related matter. If payment of future assessments is required, the payments would decrease operating cash flow and have no impact on our results of operations. For periods March 2022 to December 2025, we plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal. In addition, the application of VAT rules to our UK operations following the January 2, 2026 legislative changes involves significant judgment and could be subject to challenge by HMRC.
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
Uber Freight Holding Corporation
Total assets included on the condensed consolidated balance sheets for our consolidated VIE, Uber Freight Holding Corporation (“Freight Holding”), as of December 31, 2025 and March 31, 2026 were $3.3 billion and $3.4 billion, respectively. Total liabilities included on the condensed consolidated balance sheets as of December 31, 2025 and March 31, 2026 were $726 million and $809 million, respectively.
As of March 31, 2026, we own the majority of the issued and outstanding capital stock of Freight Holding and report a non-controlling interest as further described in Note 13 – Non-Controlling Interests.
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
Our carrying amounts of assets recognized on the condensed consolidated balance sheets and maximum exposure to loss related to unconsolidated VIEs were (in millions):

	As of
	December 31, 2025	March 31, 2026
Total assets (1)	$1,329	$1,422
Maximum exposure to loss (2)	1,509	1,601
(1) Total assets includes a term loan to Moove Cars Mobility (“Moove”). As of December 31, 2025 and March 31, 2026, the term loan to Moove was $384 million and $422 million, respectively, and accounted for as a loan receivable, carried at amortized cost recorded within other assets on the condensed consolidated balance sheets. In 2021, we entered into and completed a series of agreements with Moove, including (i) an equity investment, through preferred shares, (ii) a term loan to Moove, and (iii) a commercial partnership agreement. After this series of agreements, Moove is considered a related party. Our carrying amounts of liabilities recognized on the condensed consolidated balance sheets were not material as of December 31, 2025 and March 31, 2026.
(2) Our maximum exposure to loss includes the carrying amounts of assets and liabilities recognized on our condensed consolidated balance sheets as well as immaterial financial guarantees.
Note 13 – Non-Controlling Interests
Freight Holding
As of both December 31, 2025 and March 31, 2026, we owned 90% of our subsidiary Freight Holding’s capital stock, or 85% and 84%, respectively, on a fully-diluted basis. The minority stockholders of Freight Holding include, among others: (i) holders of Freight

Holding’s Series A and A-1 Preferred Stock; and (ii) holders of common equity awards issued under the employee equity incentive plans.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within 30 days. As of December 31, 2025 and March 31, 2026, the liabilities related to the supplier financing program were immaterial and the amounts are included within accounts payable on the condensed consolidated balance sheets.
Trendyol GO
On June 17, 2025, we closed the acquisition of an 85% controlling stake in Trendyol GO. As of March 31, 2026, our controlling stake in Trendyol GO was 87%. As of March 31, 2026, the non-controlling interest in Trendyol GO was classified as redeemable non-controlling interest as it is subject to a put/call agreement that is not solely within our control. The put or call is exercisable in the first quarter of 2031. At each balance sheet date, the carrying value of the redeemable non-controlling interest will be adjusted to the estimated redemption value. There were no material adjustments as of March 31, 2026.
Note 14 – Subsequent Event
Acquisition of SpotHero
On April 16, 2026, we completed the acquisition of SpotHero, Inc. (“SpotHero”), a leading digital parking aggregator, for approximately $600 million in cash. We are currently evaluating the purchase price allocation for this acquisition. It is not practicable to disclose the preliminary purchase price allocation for this acquisition, given the proximity of the acquisition date to the issuance of these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2025 Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q.
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
For a discussion of risk factors related to how misclassification challenges may impact our business, result of operations, financial position and operating condition and cash flows, see the risk factor titled “-Our business would be adversely affected if Drivers were classified as employees, workers or quasi-employees” included in Part II, Item 1A, “Risk Factors”, and Note 11 – Commitments and Contingencies in the notes to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
In addition, if we are required to classify Drivers as employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Estimates” and Note 1 in the section titled “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Financial and Operational Highlights

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	170	199	17%
Trips (2)	3,036	3,643	20%
Gross Bookings (2)	$42,818	$53,720	25%	21%
Revenue	$11,533	$13,203	14%	10%
Income from operations	$1,228	$1,923	57%
Net income attributable to Uber Technologies, Inc.	$1,776	$263	(85)%
Net cash provided by operating activities	$2,324	$2,351	1%
Free cash flow (1)	$2,250	$2,286	2%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics” for more information.
Highlights for the First Quarter 2026
In the first quarter of 2026, our MAPCs were 199 million, growing 17% compared to the same period in 2025.
Overall Gross Bookings increased to $53.7 billion in the first quarter of 2026, up 21% on a constant currency basis, compared to the same period in 2025. Mobility Gross Bookings grew 20% year-over-year, on a constant currency basis primarily due to an increase in Mobility Trip volumes. Delivery Gross Bookings grew 23% year-over-year, on a constant currency basis, primarily driven by an increase in Delivery Trip volumes. Freight Gross Bookings grew 6% year-over-year, on a constant currency basis, primarily driven by an increase in Freight Trip volumes.
Revenue was $13.2 billion, up 14% year-over-year, primarily attributable to an increase in Gross Bookings of 25%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes. The increase in revenue was partially offset by Mobility business model changes in the United Kingdom (“UK”) that negatively impacted revenue by $1.0 billion.
Net income attributable to Uber Technologies, Inc. was $263 million, which includes the unfavorable impact of a pre-tax unrealized loss on debt and equity securities, net of $1.5 billion primarily related to changes in the fair value of our equity securities, including: a $713 million net unrealized loss on our Grab investment and a $674 million net unrealized loss on our Didi investment.
Mobility Segment Operating Income was $2.0 billion, up $442 million compared to the same period in 2025. Delivery Segment Operating Income was $961 million, up $290 million compared to the same period in 2025.
We ended the quarter with $6.1 billion in unrestricted cash, cash equivalents, and short-term investments. Subsequent to quarter end, on April 16, 2026, we completed the acquisition of SpotHero, Inc., a leading digital parking aggregator, for total cash consideration of approximately $600 million. For additional information, see Note 14 – Subsequent Event in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We would expect revenue to fluctuate on an absolute dollar basis for the foreseeable future based upon factors such as Trip volume, Driver supply, macroeconomic conditions, global travel activities and management pricing and promotional activities. Effective January 2, 2026, we implemented a business model change in certain UK markets, primarily driven by regulatory and tax considerations. As a result of this business model change, we are no longer responsible for the Mobility services in these markets, and accordingly, payments to drivers are recorded as a reduction of revenue instead of cost of revenue.

For additional discussion related to our revenue, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Revenue Recognition” as well as “Note 1 – Description of Business and Summary of Significant Accounting Policies - Revenue Recognition” to our audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2025, and Note 10 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
We expect that cost of revenue, exclusive of depreciation and amortization, will fluctuate on an absolute dollar basis for the foreseeable future primarily driven by Trip volume changes on the platform. Effective January 2, 2026, we implemented a business model change in certain UK markets, primarily driven by regulatory and tax considerations. As a result of this business model change, we are no longer responsible for the Mobility services in these markets, and accordingly, payments to drivers are recorded as a reduction of revenue instead of cost of revenue.
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
Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including amortization of debt discount and issuance costs. For additional detail related to our debt obligations, see Note 5 – Long-Term Debt and Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
In addition, the Organisation for Economic Co-operation and Development (“OECD”) has led international efforts among approximately 140 countries and taxing jurisdictions to propose and implement changes to numerous long-standing tax principles, including a framework that imposes a minimum tax rate of 15% in each taxing jurisdiction. Under this guidance, we will be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under these rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of these rules by individual countries and the potential impact on our business. We expect the provisions effective in 2026 to have an insignificant impact on our tax obligations for 2026.
For additional information, see Note 8 – Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Loss from Equity Method Investments
Loss from equity method investments primarily includes the results of our share of loss from our equity method investments.
Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended March 31,
	2025	2026

Revenue	$11,533	$13,203
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	6,937	7,258

Operations and support	668	763
Sales and marketing	1,057	1,326
Research and development	815	951
General and administrative	657	798
Depreciation and amortization	171	184
Total costs and expenses	10,305	11,280
Income from operations	1,228	1,923
Interest expense	(105)	(108)
Interest income	169	175
Other income (expense), net	93	(1,494)
Income before income taxes and loss from equity method investments	1,385	496
Provision for (benefit from) income taxes	(402)	194
Loss from equity method investments	(13)	(20)
Net income including non-controlling interests	1,774	282
Less: net income (loss) attributable to non-controlling interests, net of tax	(2)	19
Net income attributable to Uber Technologies, Inc.	$1,776	$263
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended March 31,
	2025	2026

Revenue	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	60%	55%
Operations and support	6%	6%
Sales and marketing	9%	10%
Research and development	7%	7%
General and administrative	6%	6%
Depreciation and amortization	1%	1%
Total costs and expenses	89%	85%
Income from operations	11%	15%
Interest expense	(1)%	(1)%
Interest income	1%	1%
Other income (expense), net	1%	(11)%
Income before income taxes and loss from equity method investments	12%	4%
Provision for (benefit from) income taxes	(3)%	1%
Loss from equity method investments	—%	—%
Net income including non-controlling interests	15%	2%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%
Net income attributable to Uber Technologies, Inc.	15%	2%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three months ended March 31, 2026 compared to the same period in 2025.
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

Revenue	$11,533	$13,203	14%

Revenue increased $1.7 billion, or 14%, primarily attributable to an increase in Gross Bookings of 25%. The increase in Gross Bookings was primarily driven by an increase in Mobility and Delivery Trip volumes. The increase in revenue was partially offset by Mobility business model changes in the UK that negatively impacted revenue by $1.0 billion.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

Cost of revenue, exclusive of depreciation and amortization	$6,937	$7,258	5%
Percentage of revenue	60%	55%
Cost of revenue, exclusive of depreciation and amortization, increased $321 million, or 5%, primarily attributable to a $631 million increase in Courier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Delivery Gross Bookings in certain markets; a $116 million increase in credit card processing costs, as a result of increased Gross Bookings; an $85 million increase in insurance expense due to an increase in miles driven in our Mobility and Delivery businesses; an $81 million increase in Carrier payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of increased Freight Gross Bookings; and a $78 million increase in network costs. These increases were partially offset by a $606 million decrease in Driver payments and incentives that are recorded in cost of revenue, exclusive of depreciation and amortization, as a result of Mobility business model changes in the UK despite an increase in Mobility Gross Bookings in certain markets, and a $165 million decrease in legal tax and regulatory reserve changes and settlements.
Operations and Support

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

Operations and support	$668	$763	14%
Percentage of revenue	6%	6%
Operations and support expenses increased $95 million, or 14%, primarily attributable to a $74 million increase in employee headcount costs and a $8 million increase in stock-based compensation.
Sales and Marketing

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

Sales and marketing	$1,057	$1,326	25%
Percentage of revenue	9%	10%
Sales and marketing expenses increased $269 million, or 25%, primarily attributable to a $115 million increase in indirect advertising and marketing, a $112 million increase in consumer discounts, promotions, credits and refunds to $483 million compared to $371 million in the same period in 2025, and a $48 million increase in employee headcount costs.
Research and Development

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

Research and development	$815	$951	17%
Percentage of revenue	7%	7%
Research and development expenses increased $136 million, or 17%, primarily attributable to a $106 million increase in employee headcount costs and a $23 million increase in stock-based compensation.
General and Administrative

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

General and administrative	$657	$798	21%
Percentage of revenue	6%	6%

General and administrative expenses increased $141 million, or 21%, primarily attributable to a $40 million increase in employee headcount costs, a $39 million increase in external contractor expenses, a $39 million increase in other corporate expenses, and a $10 million increase in legal-related accruals and expenses.
Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

Depreciation and amortization	$171	$184	8%
Percentage of revenue	1%	1%
The change in depreciation and amortization expenses was not material.
Interest Expense

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

Interest expense	$(105)	$(108)	3%
Percentage of revenue	(1)%	(1)%
The change in interest expense was not material.
Interest Income

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

Interest income	$169	$175	4%
Percentage of revenue	1%	1%
The change in interest income was not material.
Other Income (Expense), Net

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

Foreign currency exchange gains (losses), net	50	(21)	**
Unrealized gain (loss) on debt and equity securities, net	51	(1,474)	**
Other, net	(8)	1	**
Other income (expense), net	$93	$(1,494)	**
Percentage of revenue	1%	(11)%
** Percentage not meaningful.
Unrealized gain (loss) on debt and equity securities, net decreased by $1.5 billion primarily due to changes in the fair value of our equity securities. During the three months ended March 31, 2025, unrealized gain on debt and equity securities, net, primarily includes: a $155 million unrealized gain on our Didi investment and a $137 million unrealized gain on our Aurora investment; partially offset by a $102 million unrealized loss on our Grab investment and a $139 million net unrealized loss on our other investments.
During the three months ended March 31, 2026, unrealized loss on debt and equity securities, net, primarily includes a $713 million loss on our Grab investment and a $674 million loss on our Didi investment. For additional information, refer to Note 3 – Investments and Fair Value Measurement in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

Provision for (benefit from) income taxes	$(402)	$194	**
Effective tax rate	(29)%	39%
** Percentage not meaningful.
The change in our income tax provision is primarily driven by a stock loss and capitalized research and development expenses in 2025.
Loss from Equity Method Investments

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

Loss from equity method investments	$(13)	$(20)	(54)%
Percentage of revenue	—%	—%
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
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

Mobility	$6,496	$6,798	5%
Delivery	3,777	5,068	34%
Freight	1,260	1,337	6%
Segment Operating Income

	Three Months Ended March 31,
(In millions, except percentages)	2025	2026	% Change

Mobility	$1,587	$2,029	28%
Delivery	671	961	43%
Freight	(25)	(30)	(20)%
Mobility Segment
For the three months ended March 31, 2026 compared to the same period in 2025, Mobility revenue increased $302 million, or 5%, and Mobility Segment Operating Income increased $442 million, or 28%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 25%, driven by an increase in Trip volumes. The increase in revenue was partially offset by business model changes in the UK that negatively impacted revenue by $1.0 billion.
Mobility Segment Operating Income increased primarily attributable to an increase in Mobility Gross Bookings and a $606 million decrease in Driver payments and incentives recorded in Mobility Platform Participant direct transaction costs, as a result of business model changes in the UK, partially offset by: a $91 million increase in indirect advertising and marketing; a $63 million increase in network costs; a $53 million increase in employee headcount costs; a $51 million increase in credit card processing costs as a result of increased Gross Bookings; a $45 million increase in insurance expense primarily due an increase in miles driven; and a $42 million increase in fees and other expenses, recorded in Mobility other expense.

Delivery Segment
For the three months ended March 31, 2026 compared to the same period in 2025, Delivery revenue increased $1.3 billion, or 34%, and Delivery Segment Operating Income increased $290 million, or 43%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 28%, driven by an increase in Trip volumes, and a $180 million increase in advertising revenue.
Delivery Segment Operating Income increased primarily attributable to an increase in Delivery revenue including advertising, partially offset by: a $631 million increase in Courier payments and incentives recorded in Delivery Platform Participant direct transaction costs; a $118 million increase in employee headcount costs; a $65 million increase in credit card processing costs as a result of increased Gross Bookings; a $41 million increase in insurance expense primarily due to an increase in miles driven; a $33 million increase in fees and other expenses; a $30 million increase in chargebacks and fraud; a $25 million increase in indirect advertising and marketing; and a $16 million increase in stock-based compensation, recorded in Delivery other expense.
Freight Segment
For the three months ended March 31, 2026 compared to the same period in 2025, Freight revenue increased $77 million or 6%, and Freight Segment Operating Loss increased $5 million, or 20%.
Freight revenue increased primarily attributable to a 6% increase in Freight Gross Bookings due to an increase in Trip volume.
Freight Segment Operating Loss increased primarily attributable to an $81 million increase in Freight Carrier payments recorded in Freight Platform Participant direct transaction costs, partially offset by a $77 million increase in Freight revenue.
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

	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026

Mobility	$20,554	$21,002	$22,798	$21,182	$23,762	$25,111	$27,442	$26,394
Delivery	18,126	18,663	20,126	20,377	21,734	23,322	25,431	25,992
Freight	1,272	1,308	1,273	1,259	1,260	1,307	1,267	1,334
Reconciliations of Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business and assess our performance. In addition to revenue, net income, income from operations, and other results under GAAP, we use revenue growth rates in constant currency and free cash flow, which are described below, to evaluate our business. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by enabling evaluation of underlying revenue performance excluding the impact of foreign currency fluctuations and by providing insight into the cash generated from operations after capital expenditures.
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended March 31,
(In millions)	2025	2026

Free cash flow reconciliation:
Net cash provided by operating activities	$2,324	$2,351
Purchases of property and equipment	(74)	(65)
Free cash flow	$2,250	$2,286

Liquidity and Capital Resources

	Three Months Ended March 31,
(In millions)	2025	2026

Net cash provided by operating activities	$2,324	$2,351
Net cash used in investing activities	(542)	(773)
Net cash used in financing activities	(1,862)	(3,091)
Operating Activities
Net cash provided by operating activities was $2.4 billion for the three months ended March 31, 2026, primarily consisting of $282 million of net income including non-controlling interests, adjusted for certain non-cash items, which primarily includes: $1.5 billion in unrealized losses on debt and equity securities, net; $473 million of stock-based compensation expense; $191 million of depreciation and amortization expense; $106 million of deferred income taxes, as well as a $200 million decrease in cash from working capital. The decrease in cash from working capital was primarily driven by a decrease in our accrued expenses and other liabilities, partially offset by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out.
Net cash provided by operating activities was $2.3 billion for the three months ended March 31, 2025, primarily consisting of $1.8 billion of net income including non-controlling interests, adjusted for certain non-cash items, which primarily includes: $435 million of stock-based compensation expense; $412 million of deferred income taxes; $178 million of depreciation and amortization expense; $51 million in unrealized gains on debt and equity securities, net, as well as a $478 million increase in cash from working capital. The increase in cash from working capital was primarily driven by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out, and accrued expenses and other liabilities, partially offset by an increase in accounts receivable and prepaid expenses and other assets primarily due to tax matters recorded as a receivable in other assets described in the “Non-Income Tax Matters” section below.
Investing Activities
Net cash used in investing activities was $773 million for the three months ended March 31, 2026, primarily consisting of: purchases of marketable securities of $6.8 billion, purchases of non-marketable equity securities of $332 million, and purchases of notes receivable of $187 million; partially offset by proceeds from maturities and sales of marketable securities of $6.5 billion.
Net cash used in investing activities was $542 million for the three months ended March 31, 2025, primarily consisting of: purchases of marketable securities of $2.5 billion, purchases of non-marketable equity securities of $179 million, and $74 million in purchases of property and equipment; partially offset by proceeds from maturities and sales of marketable securities of $2.4 billion.
Financing Activities
Net cash used in financing activities was $3.1 billion for the three months ended March 31, 2026, primarily consisting of $3.0 billion in repurchases of common stock and $40 million of principal payments on finance leases.
Net cash used in financing activities was $1.9 billion for the three months ended March 31, 2025, primarily consisting of $1.8 billion in repurchases of common stock and $47 million of principal payments on finance leases.
Other Information
As of March 31, 2026, $2.8 billion of our $5.6 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities.
We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of March 31, 2026, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.
Subsequent to quarter end, on April 16, 2026, we completed the acquisition of SpotHero, Inc., a leading digital parking aggregator, for total cash consideration of approximately $600 million. For additional information, see Note 14 – Subsequent Event in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Commercial Paper
In June 2025, we established a commercial paper program (the “Program”) under which we may issue unsecured commercial paper notes, not to exceed $2.0 billion outstanding at any time, with maturities of up to 397 days. The commercial paper notes will rank at least pari passu in right of payment with all of our other unsecured and unsubordinated indebtedness except any indebtedness owing to creditors whose claims are mandatorily preferred by laws of general application. We intend to use the net proceeds of the Program for general corporate purposes. As of March 31, 2026, we had no commercial paper notes outstanding.
Share Repurchase Program
In July 2025, our board of directors authorized an additional $20.0 billion for the repurchase of common stock (“Share Repurchase Program”). The timing, manner, price and amount of any repurchases are determined by the discretion of management, depending on market conditions and other factors. Repurchases may be made through open market purchases and accelerated share repurchases. The exact number of shares to be repurchased by us, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice.
As of March 31, 2026, we had approximately $16.2 billion available to repurchase shares pursuant to the Share Repurchase Program.
For additional information, see Note 7 – Stockholders' Equity in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As of March 31, 2026, we have received multiple assessments from His Majesty's Revenue & Customs (“HMRC”) disputing our application of VAT Order 1987 for the period of March 2022 to September 2024, totaling approximately $1.8 billion (£1.4 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
The payments made in 2023 through 2025 are recorded as a receivable in other assets on our condensed consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. We expect to receive additional assessments related to the period 2023 through 2025. HMRC has expressed their intention to not enforce assessments pending the determination of the appeal of a competitor on a related matter. If payment of future assessments is required, the payments would decrease operating cash flow and have no impact on our results of operations. For periods March 2022 to December 2025, we plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal. In addition, the application of VAT rules to our UK operations following the January 2, 2026 legislative changes involves significant judgment and could be subject to challenge by HMRC. For additional information, see Note 11 – Commitments and Contingencies in the notes to condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Commitments
We have non-cancelable commitments which primarily relate to network and cloud services and other items in the ordinary course of business. These amounts are determined based on the non-cancelable quantities to which we are contractually obligated. In March 2026, we entered into a five-year cloud infrastructure and technology services agreement with a major provider that includes a total minimum spend commitment of $1.1 billion through March 2031. There have been no additional material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. In July 2025, we agreed to purchase, or have our designated fleet operators purchase, a minimum of 20,000 Lucid vehicles equipped with Nuro’s Level 4 autonomous driving systems over a six-year period following the start of production, which is targeted for this year. This agreement is subject to risks and uncertainties, which could cause actual outcomes to differ materially. These include, but are not limited to: production timelines; vehicles meeting certain quality thresholds and complying with other requirements; and fleet operator participation. As of March 31, 2026, our cash requirement has not been determined and there can be no assurance that such purchases will be completed as contemplated. Subsequent to quarter end, in April 2026, we increased our commitment to purchase vehicles from Lucid Group, Inc. to a minimum of 35,000 vehicles.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our primary exposure to market risks for changes in interest rates relate primarily to our credit agreement of which we currently have no drawn amounts as of March 31, 2026. For additional information, see Note 5 – Long-Term Debt and Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $509 million as of March 31, 2026.
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
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $9.6 billion as of December 31, 2025 and $8.1 billion as of March 31, 2026. Marketable debt securities classified as restricted investments and short-term investments totaled $9.6 billion as of March 31, 2026. As of March 31, 2026, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, investment-grade corporate debt securities, and asset-backed securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results and on the fair value of our marketable debt securities.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held entities and public companies, compared to their fair value. We hold privately-held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held entities and public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering, until the obligations are fulfilled or the pledged assets are otherwise released under a collateral agreement. As of March 31, 2026, the carrying value of our investments was $8.4 billion, including equity method investments.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 11 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 11 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended March 31, 2026 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 11 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
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
We face similar challenges in other jurisdictions within the United States and abroad. For example, in July 2020, the Massachusetts Attorney General filed a complaint against Uber and Lyft, alleging that drivers are misclassified, and seeking an injunction. That case was resolved in June 2024 with the understanding that drivers would continue to be classified as independent contractors. If we do not prevail in current litigation or similar actions that may be brought in the future, we may be required to treat Drivers as employees and/or make other changes to our business model in certain jurisdictions. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees (or as workers or quasi-employees where those statuses exist), we would incur significant additional expenses for compensating Drivers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. In this case, we anticipate significant price increases for Riders to offset these additional costs; however, we believe that the financial impact to Uber would be moderated by the likelihood of other industry participants being similarly affected. Additionally, we may not have adequate Driver supply as Drivers may opt out of our platform given the loss of flexibility under an employment model, and we may not be able to hire a majority of the Drivers currently using our platform. Another example is in France, where the government is seeking social security contributions based on an allegation that Drivers are employees. The government issued a demand for contributions, which we are challenging and which is subject to ongoing discussions and engagement with authorities. As another example, in Brazil, we face binding judicial cases regarding classification of Drivers. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business, results of operations, financial position and cash flows.
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
In addition, if we are required to classify Drivers as employees, workers or quasi-employees, this may impact our current financial statement presentation including revenue, cost of revenue, incentives and promotions as further described in our significant and critical accounting policies in the section titled “Critical Accounting Estimates” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 1 in the section titled “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Further, while we work to expand globally and introduce new products and offerings across a range of industries, many of our competitors remain focused on a limited number of products or on a narrow geographic scope, allowing them to develop specialized expertise and employ resources in a more targeted manner than we do. As we and our competitors introduce new products and offerings, and as existing products and offerings evolve, we expect to become subject to additional competition. In addition, our competitors may adopt certain of our product or offering features, including emerging technologies such as autonomous vehicle technologies or features, or may adopt innovations that Drivers, consumers, merchants, Shippers, and Carriers value more highly than ours, which would render our products or offerings less attractive or reduce our ability to differentiate our products or offerings. Increased competition could result in, among other things, a reduction of the revenue we generate from the use of our platform, the number of platform users, the frequency of use of our platform, and our margins.
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
As a result of certain divestitures, we have or have been contractually restricted from competing with our current or former minority-owned entities with respect to certain aspects of our business, including in Southeast Asia with respect to Grab, and the Middle East, North Africa and Pakistan with respect to Careem Technologies, while our minority-owned entities are not necessarily restricted from competing with us anywhere in the world. In addition, we are contractually restricted from competing with some of our majority-owned entities with respect to certain aspects of our business, including competing against Uber Freight with respect to freight brokerage.
Additionally, if we are unable to obtain regulatory approvals of any acquisitions, we may not ultimately consummate such acquisitions, may be required to pay termination fees or may consummate them only in jurisdictions where antitrust approval is obtained. Further, in order to obtain regulatory approvals of acquisitions, we may be required to divest all or part of our or the target company’s operations or agree to other remedies. Any such remedies could result in additional competition in some or all markets.
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
As of March 31, 2026, we had an accumulated deficit of $10.4 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve or maintain profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Revenue Margin. Further, we may charge a lower service fee to certain of our merchant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative Revenue Margin with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our prior or future acquisitions. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
As of March 31, 2026, we had approximately 35,000 global employees, of whom approximately 21,100 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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

As of March 31, 2026, we operated in over 70 countries. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors.
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
In 2025, more than 75% of our Gross Bookings were paid by credit card, debit card, or digital wallet. As such, the loss of our payment acceptance privileges would significantly limit our business model. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry (“PCI”) and Data Security Standard (the “Standard”). The Standard is a comprehensive set of requirements for enhancing payment account data security developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. Our failure to comply with the Standard and other network operating rules could result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in the payment card network rules, we may be required to submit to periodic audits, self-assessments, or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self- assessment, or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Moreover, the payment card networks could adopt new operating rules or interpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. In addition to violations of network rules, including the Standard, any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, could increase our costs, or could otherwise harm our business. The loss of our payment acceptance privileges for any one of these reasons, or the significant modification of the terms under which we obtain payment acceptance privileges, may have an adverse effect on our business, revenue, and operating results.
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
As of March 31, 2026, we had total outstanding indebtedness of $10.6 billion aggregate principal amount. In addition, up to approximately $128 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of March 31, 2026. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we may need to incur additional debt to finance the purchase of autonomous vehicles or infrastructure to support autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
In certain jurisdictions, we are subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. In such jurisdictions, we may be subject to regulatory fines and proceedings and, in certain cases, may be required to cease operations altogether if we continue to operate our business as currently conducted, unless and until such laws and regulations are reformed to clarify that our business operations are fully compliant or such laws and regulations are determined to be invalid or inapplicable. For example, in September 2020, the Hong Kong Court of Final Appeal issued a ruling against a group of drivers who used the Uber app, concluding that by driving for hire without a Hire Car Permit, they violated the local Road Traffic Ordinance. We obtained a favorable ruling in a judicial review, and the Hong Kong Transport Department has appealed the decision. As another example, in January 2020, we ceased offering our Mobility products in Colombia after a Colombian court ruled that we violated local competition laws. In response, we appealed the decision, made certain changes to our Mobility products in Colombia and re-launched Mobility in Colombia in February 2020, and in June 2020, the Appeals Court of Bogota revoked its order to block Mobility products in Colombia. Such decision was confirmed by the Colombia Supreme Court in 2023. Furthermore, in certain of these jurisdictions, we continue to provide our products and offerings while we assess the applicability of these laws and regulations to our products and offerings or while we seek judicial, regulatory or policy changes to address concerns with respect to our ability to comply with these laws and regulations. Our decision to continue operating in these instances has come under investigation or has otherwise been subject to scrutiny by government authorities. Our continuation of this practice and other past practices may result in fines or other penalties against us and Drivers imposed by local regulators, potentially increasing the risk that our licenses or permits that are necessary to operate in such jurisdictions will not be renewed. Such fines and penalties have in the past been, and may in the future continue to be, imposed solely on Drivers, which may cause Drivers to stop providing services on our platform. In many instances, we make the business decision as a gesture of goodwill to pay the fines on behalf of Drivers or to pay Drivers’ defense costs, which, in the aggregate, can be in the millions of dollars. Furthermore, such business practices may also result in negative press coverage, which may discourage Drivers and consumers from using our platform and could adversely affect our revenue. In addition, we face regulatory obstacles, including those lobbied for by our competitors or from local governments globally, that have favored and may continue to favor local or incumbent competitors, including obstacles for potential Drivers seeking to obtain required licenses or vehicle certifications. In addition, an increasing number of municipalities have proposed delivery network fee caps with respect to our Delivery offering and caps on take rate or surge pricing with respect to our Mobility offering. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or Drivers are required to comply with regulatory and other requirements applicable to taxicab and car services, our revenue and growth would be adversely affected.
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
This risk is enhanced in certain jurisdictions with stringent privacy laws and, as we expand our products, offerings, and operations domestically and internationally, we have been, and may continue to become, subject to amended or additional laws that impose substantial additional obligations related to data privacy and security. The EU adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymised (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. In addition, the GDPR contains a provision that individuals shall have the right not to be subject to a decision based solely on automated processing, including profiling, which produces legal effects concerning them or similarly significantly affects them. Decisions based on AI or on automated processing of data, or insufficient disclosures regarding this processing, have and could impair our business and have and could subject us to lawsuits, regulatory investigations or other harm. The GDPR further provides that EU member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) certain decisions based solely on automated processing, including profiling. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-

compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million or 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, including for automated processing, decision making, and profiling, which will increase our compliance costs and the risks associated with non-compliance. For example, the California Consumer Privacy Act (“CCPA”), which provided new privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Other U.S. states have adopted, and likely will continue to adopt, similar laws that provide new consumer privacy rights and business operational requirements. Brazil and India similarly passed national privacy laws establishing new rights for individuals, and responsibilities for companies that collect personal data, in 2018 and 2023, respectively. These laws may be subject to amendments and regulations that may change over time, or result in additional follow-on laws such as the California Privacy Rights Act passed in California in November 2020. For further information on risks related to our use of certain decisions based solely on automated processing or profiling, see the risk factor titled “—Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the tools and data sets used, and/or a complex, developing regulatory environment.”
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
The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in MAPCs, Trips, Free Cash Flow, Gross Bookings, revenue, or other operating and financial results, or additional non-GAAP measures we introduce;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
	(in thousands)		(in thousands)	(in millions)
January 1, 2026 to January 31, 2026	7,932	$82.75	7,932	$18,560
February 1, 2026 to February 28, 2026	23,971	$73.33	23,971	$16,802
March 1, 2026 to March 31, 2026	7,837	$74.74	7,837	$16,216
Total	39,740		39,740
(1) Average price paid per share excludes broker commissions and fees.
(2) In July 2025, our board of directors authorized an additional $20.0 billion for the repurchase of common stock (“Share Repurchase Program”). For additional information, refer to Note 7 – Stockholders' Equity in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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

UBER TECHNOLOGIES, INC.

Date: May 6, 2026	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2026	By: /s/ Balaji Krishnamurthy
Balaji Krishnamurthy
Chief Financial Officer
(Principal Financial Officer)