Form 10-Q
period 2026-06-30
Uber Technologies, Inc
filed 2026-08-05
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of July 31, 2026 was 2,042,560,121.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2025	As of June 30, 2026
Assets
Cash and cash equivalents	$7,105	$4,870
Short-term investments	528	521
Restricted cash and cash equivalents	631	661
Accounts receivable, net	3,827	4,298
Prepaid expenses and other current assets	1,902	2,179
Total current assets	13,993	12,529
Restricted cash and cash equivalents	1,911	1,646
Restricted investments	8,874	9,486
Investments	9,178	8,759
Equity method investments	287	3,773
Property and equipment, net	1,897	1,809
Operating lease right-of-use assets	1,114	1,558
Intangible assets, net	1,048	1,132
Goodwill	8,931	9,472
Deferred tax assets	10,951	10,162
Other non-current assets	3,618	5,475
Total assets	$61,802	$65,801
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$1,013	$1,366
Short-term insurance reserves	3,387	3,758
Operating lease liabilities, current	169	178
Short-term debt	—	1,997
Accrued and other current liabilities	7,751	7,572
Total current liabilities	12,320	14,871
Long-term insurance reserves	9,076	9,528
Long-term debt, net of current portion	10,521	10,726
Operating lease liabilities, non-current	1,390	1,830
Other non-current liabilities	412	447
Total liabilities	33,719	37,402
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	165	180
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,067,905 and 2,039,994 shares issued and outstanding, respectively	—	—
Additional paid-in capital	38,101	35,698
Accumulated other comprehensive loss	(432)	(432)
Accumulated deficit	(10,628)	(7,950)
Total Uber Technologies, Inc. stockholders' equity	27,041	27,316
Non-redeemable non-controlling interests	877	903
Total equity	27,918	28,219
Total liabilities, redeemable non-controlling interests and equity	$61,802	$65,801
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenue	$12,651	$14,191	$24,184	$27,394
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	7,611	7,815	14,548	15,073
Operations and support	696	805	1,364	1,568
Sales and marketing	1,210	1,515	2,267	2,841
Research and development	840	1,043	1,655	1,994
General and administrative	669	935	1,326	1,733
Depreciation and amortization	175	188	346	372
Total costs and expenses	11,201	12,301	21,506	23,581
Income from operations	1,450	1,890	2,678	3,813
Interest expense	(108)	(127)	(213)	(235)
Interest income	181	172	350	347
Other income (expense), net	(19)	1,342	74	(152)
Income before income taxes and loss from equity method investments	1,504	3,277	2,889	3,773
Provision for (benefit from) income taxes	142	840	(260)	1,034
Loss from equity method investments	(12)	(21)	(25)	(41)
Net income including non-controlling interests	1,350	2,416	3,124	2,698
Less: net income (loss) attributable to non-controlling interests, net of tax	(5)	22	(7)	41
Net income attributable to Uber Technologies, Inc.	$1,355	$2,394	$3,131	$2,657
Net income per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$0.65	$1.18	$1.50	$1.30
Diluted	$0.63	$1.17	$1.46	$1.29
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	2,091,106	2,036,458	2,091,781	2,044,279
Diluted	2,125,628	2,050,225	2,124,181	2,060,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Net income including non-controlling interests	$1,350	$2,416	$3,124	$2,698
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	52	(7)	83	3
Change in unrealized loss on investments in available-for-sale debt securities	(2)	(7)	(1)	(19)
Change in unrealized gain on cash flow hedges	—	3	—	16
Other comprehensive income (loss), net of tax	50	(11)	82	—
Comprehensive income including non-controlling interests	1,400	2,405	3,206	2,698
Less: comprehensive income (loss) attributable to non-controlling interests	(5)	22	(7)	41
Comprehensive income attributable to Uber Technologies, Inc.	$1,405	$2,383	$3,213	$2,657
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2024	$93	2,107,953	$—	$42,801	$(517)	$(20,726)	$825	$22,383
Exercise of stock options	—	657	—	8	—	—	—	8
Stock-based compensation	—	—	—	448	—	—	—	448
Issuance of common stock for settlement of RSUs	—	10,293	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(460)	—	(33)	—	—	—	(33)
Repurchase of common stock	—	(26,587)	—	(1,800)	—	—	—	(1,800)
Re-measurement of non-controlling interests	18	—	—	(18)	—	—	—	(18)
Unrealized gain on investments in available-for-sale debt securities, net of tax	—	—	—	—	1	—	—	1
Foreign currency translation adjustment	—	—	—	—	31	—	—	31
Net income (loss)	(18)	—	—	—	—	1,780	12	1,792
Balance as of March 31, 2025	93	2,091,856	—	41,406	(485)	(18,946)	837	22,812
Exercise of stock options	—	370	—	7	—	—	—	7
Stock-based compensation	—	—	—	489	—	—	—	489
Issuance of common stock for settlement of RSUs	—	8,809	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	2,151	—	119	—	—	—	119
Shares withheld related to net share settlement	—	(58)	—	(5)	—	—	—	(5)
Repurchase of common stock	—	(16,360)	—	(1,377)	—	—	—	(1,377)
Re-measurement of non-controlling interests	14	—	—	(14)	—	—	—	(14)
Redemption of non-controlling interest	(39)	—	—	—	—	—	—	—
Recognition of non-controlling interest upon acquisition	130	—	—	—	—	—	—	—
Unrealized loss on investments in available-for-sale debt securities, net of tax	—	—	—	—	(2)	—	—	(2)
Foreign currency translation adjustment	1	—	—	—	52	—	—	52
Net income (loss)	(16)	—	—	—	—	1,354	12	1,366
Balance as of June 30, 2025	$183	2,086,768	$—	$40,625	$(435)	$(17,592)	$849	$23,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2025	$165	2,067,905	$—	$38,101	$(432)	$(10,628)	$877	$27,918
Exercise of stock options	—	63	—	1	—	—	—	1
Stock-based compensation	—	—	—	484	—	—	—	484
Issuance of common stock for settlement of RSUs	—	8,721	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(525)	—	(39)	—	—	—	(39)
Repurchase of common stock	—	(39,740)	—	(3,010)	—	—	—	(3,010)
Re-measurement of non-controlling interests	10	—	—	(10)	—	—	—	(10)
Unrealized loss on investments in available-for-sale debt securities, net of tax	—	—	—	—	(12)	—	—	(12)
Unrealized gain on cash flow hedges	—	—	—	—	13	—	—	13
Foreign currency translation adjustment	—	—	—	—	10	—	—	10
Net income (loss)	(4)	—	—	—	—	273	13	286
Balance as of March 31, 2026	171	2,036,424	—	35,527	(421)	(10,355)	890	25,641
Exercise of stock options	—	109	—	5	—	—	—	5
Stock-based compensation	—	—	—	563	—	—	—	563
Issuance of common stock for settlement of RSUs	—	8,257	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	2,158	—	136	—	—	—	136
Shares withheld related to net share settlement	—	(69)	—	(5)	—	—	—	(5)
Repurchase of common stock	—	(6,885)	—	(517)	—	—	—	(517)
Re-measurement of non-controlling interests	11	—	—	(11)	—	—	—	(11)
Unrealized loss on investments in available-for-sale debt securities, net of tax	—	—	—	—	(7)	—	—	(7)
Unrealized gain on cash flow hedges	—	—	—	—	3	—	—	3
Foreign currency translation adjustment	—	—	—	—	(7)	—	—	(7)
Net income (loss)	(2)	—	—	—	—	2,405	13	2,418
Balance as of June 30, 2026	$180	2,039,994	$—	$35,698	$(432)	$(7,950)	$903	$28,219
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2026
Cash flows from operating activities
Net income including non-controlling interests	$3,124	$2,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359	386
Stock-based compensation	910	1,023
Deferred income taxes	(325)	771
(Gains) losses on debt and equity securities, net	(34)	(138)
(Gains) losses on foreign currency transactions, net	(152)	(53)
Other	79	316
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(335)	(499)
Prepaid expenses and other assets	(748)	(375)
Operating lease right-of-use assets	89	100
Accounts payable	131	345
Accrued insurance reserves	1,487	830
Accrued expenses and other liabilities	410	(94)
Operating lease liabilities	(107)	(97)
Net cash provided by operating activities	4,888	5,213
Cash flows from investing activities
Purchases of property and equipment	(163)	(135)
Purchases of non-marketable equity securities	(191)	(507)
Purchases of marketable securities	(7,635)	(17,646)
Purchases of notes receivable	—	(298)
Proceeds from maturities and sales of marketable securities	7,033	14,665
Acquisition of businesses, net of cash acquired	(804)	(653)
Purchase of total return swaps	—	(1,640)
Other investing activities	(243)	52
Net cash used in investing activities	(2,003)	(6,162)
Cash flows from financing activities
Proceeds from term loan, notes, and credit facility, net of issuance costs	1,127	3,997
Principal repayment on term loan, notes, and credit facility	—	(2,000)
Principal payments on finance leases	(75)	(82)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	120	136
Repurchases of common stock	(3,148)	(3,529)
Other financing activities	(81)	(73)
Net cash used in financing activities	(2,057)	(1,551)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	229	30
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	1,057	(2,470)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	8,610	9,647
End of period	$9,667	$7,177

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$6,438	$4,870
Restricted cash and cash equivalents-current	1,191	661
Restricted cash and cash equivalents-non-current	2,038	1,646
Total cash and cash equivalents, and restricted cash and cash equivalents	$9,667	$7,177

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$187	$200
Income taxes, net of refunds	167	280
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	72	567
Reclassification of marketable securities to equity method investments	—	2,517

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
Pending Acquisition of Blacklane
On March 28, 2026, we entered into an agreement to acquire Blacklane GmbH, a Berlin-based global chauffeur service provider, for approximately $550 million in cash. The transaction is subject to regulatory approvals, including antitrust review, and other closing conditions, and is expected to close by the end of 2026.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet, as of December 31, 2025, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts in the condensed consolidated statements of cash flows and operations have been reclassified to conform to the current period presentation, with no impact on total cash flows or previously reported net income. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025, included in our Annual Report on Form 10-K. The results for the interim periods are not necessarily indicative of results for the full year.
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
Basis of Consolidation
Our condensed consolidated financial statements include the accounts of Uber Technologies, Inc. and entities consolidated under the variable interest and voting models. All intercompany balances and transactions have been eliminated. Refer to Note 13 – Non-Controlling Interests for further information.

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
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818),” which establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The standard will be effective for public companies for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements and related disclosures.

Note 2 – Financial Instruments
Fair value measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in millions):

	As of December 31, 2025				As of June 30, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,624	$—	$—	$1,624	$252	$—	$—	$252
U.S. government and agency securities	—	7,323	—	7,323	—	7,386	—	7,386
Commercial paper	—	715	—	715	—	324	—	324
Corporate bonds	—	2,194	—	2,194	—	2,267	—	2,267
Certificates of deposit	—	72	—	72	—	81	—	81
Mortgage-backed and asset-backed securities	—	22	—	22	—	62	—	62
Non-marketable equity securities(1)	—	—	69	69	—	351	—	351
Marketable equity securities	4,593	—	—	4,593	4,596	—	—	4,596
Note receivable from a related party(1)	—	—	190	190	—	—	—	—
Total Return Swaps	—	—	—	—	—	1,504	—	1,504
Derivative assets	—	—	—	—	—	11	136	147
Total financial assets	$6,217	$10,326	$259	$16,802	$4,848	$11,986	$136	$16,970
Financial Liabilities
2028 Exchangeable Senior Notes (2)	$—	$1,125	$—	$1,125	$—	$1,324	$—	$1,324
Derivative liabilities	—	5	—	5	—	2	—	2
Total financial liabilities	$—	$1,130	$—	$1,130	$—	$1,326	$—	$1,326
(1) Consists of our investments in Neutron Holdings, Inc. (“Lime”) in preferred stock, common stock and convertible note receivable. We elected the fair value option for Lime related investments. Lime completed their initial public offering (“IPO”) on June 30, 2026 and started trading on July 1, 2026. Following Lime’s IPO on June 30, 2026, the preferred stock and convertible note receivable have been converted to common stock of Lime and Lime-related investments were transferred out of Level 3 to Level 2.
(2) Refer to Note 5 – Debt and Credit Arrangements for further information.
Assets Measured at Fair Value on a Non-Recurring Basis
Our non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of our non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the condensed consolidated statements of operations.
Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 in the fair value hierarchy. We measure the fair value of our Didi investment based on the closing share price of the Didi American Depositary Shares on the over-the-counter market as an observable transaction for similar securities. Certain non-marketable equity securities and note receivable are classified within Level 3 in the fair value hierarchy because we estimate the fair value of these securities based on valuation methods, including the common stock equivalent (“CSE”) and option-pricing model (“OPM”) methods, using the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities we hold.

Financial Assets Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Non-marketable equity securities	Note receivable	Embedded derivatives
Balance as of December 31, 2025	$69	$190	$13
Change in fair value included in other income (expense), net	112	(20)	13
Purchases	—	—	110
Conversion	170	(170)	—
Transfer out of level 3	(351)	—	—
Balance as of June 30, 2026	$—	$—	$136
Debt Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities (in millions):

	As of December 31, 2025
					Reported As
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and cash equivalent	Short-term investments	Restricted cash and cash equivalent	Restricted investments
U.S. government and agency securities	$7,315	$8	$—	$7,323	$40	$149	$304	$6,830
Commercial paper	715	—	—	715	553	75	—	87
Corporate bonds	2,190	4	—	2,194	—	271	26	1,897
Certificates of deposit	71	—	—	71	—	33	—	38
Mortgage-backed and asset-backed securities	22	—	—	22	—	—	—	22
Total	$10,313	$12	$—	$10,325	$593	$528	$330	$8,874

	As of June 30, 2026
					Reported As
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and cash equivalent	Short-term investments	Other Current Assets	Restricted cash and cash equivalent	Restricted investments
U.S. government and agency securities	$7,395	$—	$(9)	$7,386	$8	$129	$—	$6	$7,243
Commercial paper	324	—	—	324	26	77	—	10	211
Corporate bonds	2,269	1	(3)	2,267	—	253	55	8	1,951
Certificates of deposit	81	—	—	81	—	32	—	—	49
Mortgage-backed and asset-backed securities	62	—	—	62	—	30	—	—	32
Total	$10,131	$1	$(12)	$10,120	$34	$521	$55	$24	$9,486
As of December 31, 2025 and June 30, 2026, there were no allowance for credit losses related to our debt securities. The weighted-average remaining maturity of our debt securities was less than one year as of June 30, 2026.

Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2025	June 30, 2026
Non-marketable equity securities:
Didi	$3,011	$1,900
Other	1,455	2,263
Marketable equity securities:
Grab	2,674	2,020
Aurora(1)	1,252	1,763
Other	667	813
Note receivable	119	—
Investments	$9,178	$8,759
(1) In connection with our exchangeable senior notes due in 2028 (the “2028 Exchangeable Senior Notes”), as of December 31, 2025 and June 30, 2026, approximately 48% and 61%, respectively, of our Aurora Innovation, Inc. (“Aurora”) Class A common stock is pledged as collateral and cannot be sold or transferred during the term of the 2028 Exchangeable Senior Notes until the obligations are fulfilled or the pledged assets are otherwise released under a collateral agreement. Refer to Note 5 – Debt and Credit Arrangements for further information.
Non-marketable equity securities
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2025	June 30, 2026
Initial cost basis	$2,673	$3,124
Upward adjustments	3,726	3,757
Downward adjustments (including impairment)	(2,002)	(3,069)
Total carrying value at the end of the period	$4,397	$3,812
Gains and losses on equity securities
Gains and losses (including impairments), net, for equity securities included in other income (expense), net, are summarized below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Realized net gains (losses) on equity securities sold during the period	$10	$203	$13	$203
Unrealized net gains (losses) on non-marketable equity securities	38	(312)	189	(972)
Unrealized net gains (losses) on marketable equity securities	(67)	1,727	(170)	928
Total gains (losses) on equity securities in other income (expense), net	(19)	1,618	32	159
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$(29)	$1,415	$19	$(44)

Non-marketable equity securities accounted for under the measurement alternative
Upward adjustments	35	—	190	32
Downward adjustments (including impairment)	—	(444)	—	(1,117)

In the table above, realized net gain (loss) on equity securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the purchase date, if later.
Total Return Swaps (TRS)
During the three months ended June 30, 2026, we entered into TRS agreements for $1.6 billion in cash. We held TRS for investments and the underlying assets of TRS are Delivery Hero’s common stock. We accounted for the TRS at fair value, with changes in fair value recognized in other income (expense), net. The TRS are included within other non-current assets on our condensed consolidated balance sheets. The carrying value of TRS as of June 30, 2026 is $1.5 billion. The fair value of the TRS was determined under the market approach using quoted prices of the underlying investments and, as such, is classified as level 2 of the valuation hierarchy.
Loan Receivables and Convertible Notes
Loan receivables and the majority of our convertible notes are recorded at amortized cost which includes unpaid principal balances and any related discount or premium, net of allowances for credit losses. The convertible notes provide us with the right to convert the outstanding principal into equity interests of the counterparty upon the occurrence of defined contractual events. These arrangements contain embedded derivatives, which are bifurcated and accounted for separately at fair value, with changes in fair value recognized in other income (expense), net. The loan receivable and note receivable are included within other non-current assets on our condensed consolidated balance sheets. As of December 31, 2025 and June 30, 2026, the carrying value of loan receivable and notes receivable are $632 million and $864 million.
Derivative Financial Instruments
We enter into derivative instruments, consisting of foreign exchange contracts, to mitigate forecasted transactions denominated in currencies other than the functional currency and the foreign currency exchange risk of our assets and liabilities. We do not use derivatives for trading or speculative purposes. We have master netting arrangements with certain counterparties to our foreign exchange contracts, which are designed to reduce credit risk by permitting net settlement of same type transactions with a single net amount payable by one party to the other. However, we elected to present derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. We also enter into derivative instruments to enhance investment returns.
All derivative instruments are recorded at fair value and classified within Level 2 or Level 3 of the fair value hierarchy, and the accounting treatment for derivative gains and losses depends on whether the derivative is designated as a hedging instrument and the nature of the underlying exposure. As of December 31, 2025 and June 30, 2026 and for the three and six months ended June 30, 2026, the fair values of our outstanding derivative instruments, as well as any related realized or unrealized gains and losses are recognized in other income (expense), net in the condensed consolidated statements of operations, and amounts recorded in or reclassified from accumulated other comprehensive income (loss) (“AOCI”), were immaterial to our condensed consolidated statements of operations.
Cash Flow Hedges
We designate certain foreign exchange contracts as cash flow hedges to protect forecasted revenue, typically hedging exposures for up to 12 months, with total notional amounts of $378 million and $723 million as of December 31, 2025 and June 30, 2026, respectively.
Gains and losses on these derivatives that are included in the assessment of hedge effectiveness are initially deferred in AOCI and subsequently reclassified into earnings in the same line item within the condensed consolidated statements of operations when the hedged transaction affects earnings. We do not exclude any components in the assessment of hedge effectiveness for forward contracts. If it becomes probable that a forecasted transaction will not occur, hedge accounting is discontinued, and the associated derivatives are accounted for as undesignated instruments, with amounts previously recorded in AOCI reclassified into other income (expense), net in the period of discontinuation. Cash flows associated with cash flow hedges are classified within operating activities in our condensed consolidated statements of cash flows.
Derivatives Not Designated as Hedging Instruments
We utilize foreign exchange contracts not designated as hedging instruments to mitigate foreign currency exchange risk of our assets and liabilities, with total notional amounts of $1.6 billion and $1.4 billion as of December 31, 2025 and June 30, 2026, respectively. Gains and losses on these derivatives are recognized in other income (expense), net in the condensed consolidated statements of operations, and the related cash flows are classified within investing activities in the condensed consolidated statements of cash flows.

Note 3 – Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of
	December 31, 2025	June 30, 2026
Delivery Hero	$—	$3,502
Careem Technologies	171	147
Other	116	124
Total equity method investments	$287	$3,773
Delivery Hero
In May 2024, we acquired 8.4 million ordinary shares of Delivery Hero SE ("Delivery Hero"), a publicly traded online food delivery platform headquartered in Berlin, Germany. The pre-existing equity interest was accounted for as marketable equity security measured at fair value on a recurring basis. During the three months ended June 30, 2026, we acquired an additional equity interest in Delivery Hero for total cash consideration of $2.3 billion, increasing our total ownership to 24.99%. We concluded that we have the ability to exercise significant influence and prospectively transitioned to the equity method of accounting during the period. Immediately prior to this transition, we recognized a gain of $1.1 billion and $1.0 billion during three and six months ended June 30, 2026, respectively, which is included in the other income (expense), net on our condensed consolidated statements of operations. The fair value of Delivery Hero investment is $3.1 billion as of June 30, 2026.
Included in the carrying value of $3.5 billion was a basis difference related to the difference between the cost of the investment and our proportionate share of the net assets of Delivery Hero. The carrying value of the equity method investment is adjusted for our share in the income or losses of Delivery Hero and amortization of basis difference on a one-quarter lag basis.
Pending Acquisition of Delivery Hero
On July 16, 2026, we entered into a business combination agreement with Delivery Hero. Pursuant to the agreement, Uber will launch a voluntary public takeover offer to acquire Delivery Hero. Under the terms of the takeover offer, Uber will offer Delivery Hero shareholders cash consideration of €41.50 per share, representing an equity value of $14.8 billion (implied for 100% of Delivery Hero). The takeover offer will be subject to a minimum acceptance threshold of 50% plus one share of Delivery Hero's outstanding share capital (inclusive of shares owned by Uber) and certain further conditions, including receipt of certain merger control and financial regulatory clearances. The transaction is expected to close in the second half of 2027.
We will fund the takeover offer through existing cash on our balance sheet and new debt financing. On July 16, 2026, we executed a bridge credit agreement, which provides for €14.2 billion in aggregate amount of commitments for senior unsecured loans.
Careem Technologies
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
Upon closing of the transaction, we received two seats on Careem Technologies’ board and retained an approximately 42% equity ownership interest consisting of common stock in Careem Technologies. The investment was determined to be an equity method investment due to our ability to exercise significant influence over Careem Technologies. During the three months ended June 30, 2026, we acquired additional equity interest of Careem Technologies and our equity ownership interest was approximately 45% as of June 30, 2026.
On July 30, 2026, we obtained a controlling interest of Careem Technologies through purchase of additional equity interest. We are currently evaluating the financial impact of the transaction.
Note 4 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by segment (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2025	$2,409	$5,080	$1,442	$8,931
Acquisitions	503	36	—	539
Foreign currency translation and other adjustments	1	—	1	2
Balance as of June 30, 2026	$2,913	$5,116	$1,443	$9,472
Intangible Assets
The components of intangible assets, net were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2025
Consumer, Merchant and other relationships	$1,904	$(1,083)	$821	8
Developed technology	930	(754)	176	3
Trade name, trademarks and other	183	(132)	51	3
Intangible assets	$3,017	$(1,969)	$1,048

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
June 30, 2026
Consumer, Merchant and other relationships	$2,014	$(1,153)	$861	7
Developed technology	1,013	(792)	221	3
Trade name, trademarks and other	190	(140)	50	3
Intangible assets	$3,217	$(2,085)	$1,132
Amortization expense for intangible assets subject to amortization was $65 million and $64 million for the three months ended June 30, 2025 and 2026, respectively. Amortization expense for intangible assets subject to amortization was $129 million and $123 million for six months ended June 30, 2025 and 2026, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2026 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2026	$134
2027	233
2028	172
2029	123
2030	119
Thereafter	340
Total	$1,121

Note 5 – Debt and Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2025	June 30, 2026	Stated Interest Rates	Effective Interest Rates	Maturities
2026 Term Loan	—	2,000	4.46%	4.8%	December 2026
2028 Convertible Notes	1,725	1,725	0.875%	1.1%	December 2028
2028 Exchangeable Senior Notes	1,125	1,324	0.00%	0.0%	May 2028
2029 Senior Notes	1,500	1,500	4.50%	4.7%	August 2029
2030 Senior Notes	1,250	1,250	4.30%	4.5%	January 2030
2031 Senior Notes	1,000	1,000	4.15%	4.3%	January 2031
2034 Senior Notes	1,500	1,500	4.80%	4.9%	September 2034
2035 Senior Notes	1,250	1,250	4.80%	5.0%	September 2035
2054 Senior Notes	1,250	1,250	5.35%	5.4%	September 2054
Less: unamortized discount and issuance costs	(79)	(76)
Total debt(1)	$10,521	$12,723

Short-term debt	—	1,997
Long-term debt	10,521	10,726
(1) The total fair value of our outstanding debt was $11.1 billion and $12.9 billion as of December 31, 2025 and June 30, 2026, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
2026 Term Loan
In June 2026, we entered into a Term Loan Credit Agreement providing for an unsecured term loan credit facility with aggregate commitments of up to $3.0 billion. The facility bears interest at Term SOFR plus 0.825% or the applicable base rate, at the Company's election, and permits borrowings through August 2, 2026, after which any undrawn commitments expire. As of June 30, 2026, the Company had borrowed $2.0 billion under the facility and had remaining available commitments of $1.0 billion. The proceeds under the term loan facility are for general corporate purposes. The Term Loan Credit Agreement contains customary affirmative and negative covenants and events of default, including restrictions on certain subsidiary indebtedness, liens, mergers and other fundamental changes, and the use of proceeds. We were in compliance with all applicable covenants as of June 30, 2026.
Senior Notes
The 2030, 2031, 2034, 2035 and 2054 senior notes are our unsecured debt obligations. The 2029 senior notes are guaranteed by certain of our material domestic restricted subsidiaries. The 2029, 2030, 2031, 2034, 2035 and 2054 senior notes are collectively referred to as “Senior Notes”. Interest on the Senior Notes is payable semi-annually in arrears. The entire principal amounts of the Senior Notes are due at the respective maturity dates, and we may redeem the Senior Notes at any time, in whole or in part, at specified redemption prices. The indentures governing the Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of June 30, 2026.
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
As of June 30, 2026, none of the conditions that would permit holders of the 2028 Convertible Notes to convert their notes prior to maturity were satisfied. In the event holders become entitled to convert the notes, we have the intent and ability to refinance the 2028 Convertible Notes on a long-term basis using our existing revolving credit agreement (“Credit Agreement,” as described further below). Accordingly, the 2028 Convertible Notes remain classified as long-term debt as of June 30, 2026. The initial conversion rate is 13.7848 shares of the common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $72.54 per share of the common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Upon conversion of the 2028 Convertible Notes, we must pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.
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
The fair value of our 2028 Convertible Notes was $2.1 billion as of June 30, 2026 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
For the three and six months ended June 30, 2025 and 2026, interest expense with respect to our convertible notes, which includes the amortization of debt discount and issuance costs, was immaterial.
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
As of June 30, 2026, none of the conditions permitting the holders of the 2028 Exchangeable Senior Notes to exchange their notes early had been met. Therefore, the 2028 Exchangeable Senior Notes were classified as long-term.
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
Credit Agreement
Our Credit Agreement provides for $5.0 billion in aggregate amount of commitments for senior unsecured revolving loans, which will mature on September 26, 2029, unless otherwise extended in accordance with the terms of the Credit Agreement. Proceeds from any borrowings under the Credit Agreement may be used for general corporate purposes. The Credit Agreement is unsecured and is not guaranteed by any of our subsidiaries. The Credit Agreement contains customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, and undergo certain fundamental changes. The Credit Agreement also contains customary events of default. As of December 31, 2025 and June 30, 2026, there was no balance outstanding on the Credit Agreement, and we were in compliance with all covenants in the Credit Agreement.
Letters of Credit
For purposes of securing obligations related to leases, insurance contracts, and other contractual obligations, we also maintain agreements for letters of credit. As of December 31, 2025 and June 30, 2026, we had letters of credit outstanding of $1.9 billion and $2.3 billion, respectively, of which the letters of credit that reduced the available credit under the Credit Agreement were $343 million and $324 million, respectively.
Commercial Paper
In June 2025, we established a commercial paper program (the “Program”) under which we may issue unsecured commercial paper notes, not to exceed $2.0 billion outstanding at any time, with maturities of up to 397 days. The commercial paper notes will rank at least pari passu in right of payment with all of our other unsecured and unsubordinated indebtedness except any indebtedness owing to creditors whose claims are mandatorily preferred by laws of general application. We intend to use the net proceeds of the Program for general corporate purposes. As of June 30, 2026, we had no commercial paper notes outstanding.
Note 6 – Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $91 million and $93 million as of December 31, 2025 and June 30, 2026, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2025	June 30, 2026
Prepaid expenses	$408	$410
Other current assets	1,494	1,769
Prepaid expenses and other current assets	$1,902	$2,179
Accrued and Other Current Liabilities

Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2025	June 30, 2026
Accrued legal, regulatory and non-income taxes	$2,052	$1,841
Accrued Drivers and Merchants liability	1,626	1,773
Accrued compensation and employee benefits	777	573
Income and other tax liabilities	1,033	1,042
Other	2,263	2,343
Accrued and other current liabilities	$7,751	$7,572
Other Long-Term Liabilities
Other non-current liabilities were as follows (in millions):

	As of
	December 31, 2025	June 30, 2026
Deferred tax liabilities	$31	$26
Other	381	421
Other non-current liabilities	$412	$447
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Foreign currency exchange gains (losses), net	$97	$52	$147	$31
Gains (losses) on debt and equity securities, net	(17)	1,612	34	138
Other, net	(99)	(322)	(107)	(321)
Other income (expense), net	$(19)	$1,342	$74	$(152)
Note 7 – Stockholders' Equity
Stock Option and SAR Activity
A summary of stock option and SAR activity for the six months ended June 30, 2026 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2025	16	5,868	$48.72	4.79	$194
Granted	—	619	$75.51
Exercised	(6)	(169)	$34.44
Canceled and forfeited	—	(219)	$59.95
As of June 30, 2026	10	6,099	$51.44	4.56	$132
Exercisable as of June 30, 2026	10	3,557	$41.17	3.78	$112
RSU Activity
The following table summarizes the activity related to our RSUs for the six months ended June 30, 2026 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2025	57,654	$65.69
Granted	35,921	$73.57
Vested	(17,008)	$56.31
Canceled and forfeited	(4,763)	$68.59
Unvested and outstanding as of June 30, 2026	71,804	$71.66
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Operations and support	$59	$71	$111	$131
Sales and marketing	28	27	52	52
Research and development	284	336	548	622
General and administrative	104	122	199	224
Total	$475	$556	$910	$1,029
As of June 30, 2026, there was $4.9 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.93 years.
The income tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation expense were not material during the three and six months ended June 30, 2025 and 2026.
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
During the three and six months ended June 30, 2025, we repurchased, and subsequently retired, 16.4 million and 42.9 million shares of common stock for $1.4 billion and $3.2 billion, respectively, excluding broker commissions and fees.
During the three and six months ended June 30, 2026, we repurchased, and subsequently retired, 6.9 million and 46.6 million shares of common stock for $510 million and $3.5 billion, respectively, excluding broker commissions and fees. As of June 30, 2026, we had approximately $15.7 billion available to repurchase shares pursuant to the Share Repurchase Program.
The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases. During the three and six months ended June 30, 2025 and 2026, the excise tax on net share repurchases was not material.
Note 8 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $142 million and $(260) million for the three and six months ended June 30, 2025, respectively, and $840 million and $1.0 billion for the three and six months ended June 30, 2026, respectively. During the three months ended June 30, 2025, the income tax expense was primarily driven by the tax expense on our earnings. During the six months ended June 30, 2025, the income tax benefit was primarily driven by a stock loss and capitalized research and development expenses, offset by the tax expense on our earnings. During the three and six months ended June 30, 2026, the income tax expense was primarily driven by the tax expense on our earnings and the deferred U.S. tax impact related to our equity securities.
During the six months ended June 30, 2026, the movement in our gross unrecognized tax benefits is not material.
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
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Basic net income per share:
Numerator
Net income including non-controlling interests	$1,350	$2,416	$3,124	$2,698
Net income (loss) attributable to non-controlling interests, net of tax	(5)	22	(7)	41
Net income attributable to common stockholders	$1,355	$2,394	$3,131	$2,657
Denominator
Basic weighted-average common stock outstanding	2,091,106	2,036,458	2,091,781	2,044,279
Basic net income per share attributable to common stockholders (1)	$0.65	$1.18	$1.50	$1.30
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$1,355	$2,394	$3,131	$2,657
Assumed net loss attributable to Freight Holding contingently issuable shares	(14)	—	(27)	—
Diluted net income attributable to common stockholders	$1,341	$2,394	$3,104	$2,657
Denominator
Number of shares used in basic net income per share computation	2,091,106	2,036,458	2,091,781	2,044,279
Dilutive effect of equity awards	28,419	11,180	27,712	13,343
Dilutive effect of Freight Holding contingently issuable shares	701	12	827	10
Dilutive effect of Convertible Notes	3,081	254	1,540	810
Dilutive effect of other contingently issuable shares	2,321	2,321	2,321	2,321
Diluted weighted-average common stock outstanding	2,125,628	2,050,225	2,124,181	2,060,763
Diluted net income per share attributable to common stockholders (1)	$0.63	$1.17	$1.46	$1.29
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
During the three and six months ended June 30, 2025, approximately 5 million shares of common stock underlying equity awards were excluded from the computation of diluted net income per share during the periods presented because their effect would have been antidilutive. During the three and six months ended June 30, 2026, approximately 61 million and 15 million, respectively, shares of common stock underlying equity awards were excluded from the computation of diluted net income per share during the periods presented because their effect would have been antidilutive.

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
The following tables provides information about our segments and a reconciliation to income before income taxes and loss from equity method investments (in millions):

	Three Months Ended June 30, 2025
	Mobility	Delivery	Freight	Total
Revenue (1)	$7,288	$4,102	$1,261	$12,651
Platform Participant direct transaction costs (2)	(2,058)	(1,649)	(1,133)	(4,840)
Other (3)	(3,501)	(1,687)	(154)	(5,342)
Segment Operating Income (Loss)	$1,729	$766	$(26)	2,469
Reconciling items:
Corporate G&A and Platform R&D (4)				(935)
Amortization of acquired intangible assets				(65)
Acquisition, financing and divestitures related expenses				(19)
Income from operations				1,450
Interest expense				(108)
Interest income				181
Other income (expense), net				(19)
Income before income taxes and loss from equity method investments				$1,504

	Three Months Ended June 30, 2026
	Mobility	Delivery	Freight	Total
Revenue (1)	$7,363	$5,245	$1,583	$14,191
Platform Participant direct transaction costs (2)	(1,362)	(2,186)	(1,453)	(5,001)
Other (3)	(3,786)	(2,004)	(154)	(5,944)
Segment Operating Income (Loss)	2,215	1,055	(24)	3,246
Reconciling items:
Corporate G&A and Platform R&D (4)				(1,103)
Amortization of acquired intangible assets				(61)
Legal, non-income tax, and regulatory reserve changes and settlements (5)				(141)
Goodwill and asset impairments/loss on sale of assets				(4)
Acquisition, financing and divestitures related expenses				(31)
Restructuring and related charges				(16)
Income from operations				1,890
Interest expense				(127)
Interest income				172
Other income (expense), net				1,342
Income before income taxes and loss from equity method investments				$3,277

	Six Months Ended June 30, 2025
	Mobility	Delivery	Freight	Total
Revenue (1)	$13,784	$7,879	$2,521	$24,184
Platform Participant direct transaction costs (2)	(3,829)	(3,155)	(2,267)	(9,251)
Other (3)	(6,639)	(3,287)	(305)	(10,231)
Segment Operating Income (Loss)	$3,316	$1,437	$(51)	4,702
Reconciling items:
Corporate G&A and Platform R&D (4)				(1,842)
Amortization of acquired intangible assets				(129)
Legal, non-income tax, and regulatory reserve changes and settlements (5)				(28)
Acquisition, financing and divestitures related expenses				(22)
Loss on lease arrangement, net				(2)
Restructuring and related charges				(1)
Income from operations				2,678
Interest expense				(213)
Interest income				350
Other income (expense), net				74
Income before income taxes and loss from equity method investments				$2,889

	Six Months Ended June 30, 2026
	Mobility	Delivery	Freight	Total
Revenue (1)	$14,161	$10,313	$2,920	$27,394
Platform Participant direct transaction costs (2)	(2,622)	(4,317)	(2,668)	(9,607)
Other (3)	(7,295)	(3,980)	(306)	(11,581)
Segment Operating Income (Loss)	$4,244	$2,016	$(54)	6,206
Reconciling items:
Corporate G&A and Platform R&D (4)				(2,180)
Amortization of acquired intangible assets				(120)
Legal, non-income tax, and regulatory reserve changes and settlements (5)				(12)
Goodwill and asset impairments/loss on sale of assets				(4)
Acquisition, financing and divestitures related expenses				(56)
Loss on lease arrangement, net				(5)
Restructuring and related charges				(16)
Income from operations				3,813
Interest expense				(235)
Interest income				347
Other income (expense), net				(152)
Income before income taxes and loss from equity method investments				$3,773
(1)We offer subscription memberships to end-users including Uber One, Uber Pass, Rides Pass, and Eats Pass (“Subscription”). We recognize Subscription fees ratably over the life of the pass. We allocate Subscription fees earned to Mobility and Delivery revenue on a proportional basis, based on usage for each offering during the respective period.
(2) Platform Participant direct transaction costs primarily consist of (i) costs paid directly to Platform Earners on our platform recorded in cost of revenue, excluding depreciation and amortization; and (ii) incentives to end-users recorded in sales and marketing.
(3) Other primarily consists of non-Platform Participant costs, including: (i) trip insurance, payment card fees and bank fees, customer support and technology costs; (ii) other operating costs, primarily related to employee headcount costs (including stock-based compensation), contractor and professional service expenses and brand marketing; (iii) costs related to bringing new Platform Earners and new Platform end-users to the Platform recorded in costs and expenses; and (iv) depreciation and amortization (excluding amortization of acquired intangible assets).
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

Geographic Information
The following table presents our revenues disaggregated by geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
United States and Canada ("US&CAN")	$6,561	$7,609	$12,780	$14,737
Latin America ("LatAm")	789	1,022	1,506	2,000
Europe, Middle East and Africa ("EMEA")	3,897	3,752	7,218	7,172
Asia Pacific ("APAC")	1,404	1,808	2,680	3,485
Total revenue	$12,651	$14,191	$24,184	$27,394
Note 11 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2025 and June 30, 2026, we had recorded aggregate liabilities of $2.1 billion and $1.8 billion, respectively, of which $215 million and $208 million, respectively, relate to non-income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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

The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. The parties petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. The case had been stayed pending appeal of the denial of a motion to compel arbitration, however the California Supreme Court denied review on January 17, 2024, and the case was remitted back to the Superior Court on January 29, 2024 for further proceedings. On July 2, 2024, the Superior Court lifted the stay. We intend to continue to vigorously defend ourselves. The ultimate resolution of these matters is uncertain and the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2026.
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
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2026.
URSSAF Assessment
In December 2024, the Social Security authorities in France (“URSSAF”) issued a letter of observations to Uber, proposing a reassessment of social security contributions. In February 2025, Uber submitted a formal response, strongly contesting the basis of URSSAF's position. URSSAF replied with an assessment in June 2025, which Uber has appealed and vigorously challenged. The ultimate resolution of the matter is uncertain and the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2026.
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
In 2023, the NJDOL initiated an audit for the period of 2019 through the second quarter of 2023. In December 2024, the NJDOL issued a preliminary assessment, which Uber immediately disputed and requested a Hearing for Redetermination of the assessment. The case is currently being litigated before the New Jersey Office of Administrative Law. The ultimate resolution of the NJDOL matters is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2026.

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
As of June 30, 2026, we have received multiple assessments from His Majesty's Revenue & Customs (“HMRC”) disputing our application of VAT Order 1987 for the period of March 2022 to September 2024, totaling approximately $1.8 billion (£1.4 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
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
Uber Freight Holding Corporation
Total assets included on the condensed consolidated balance sheets for our consolidated VIE, Uber Freight Holding Corporation (“Freight Holding”), as of December 31, 2025 and June 30, 2026 were $3.3 billion and $3.5 billion, respectively. Total liabilities included on the condensed consolidated balance sheets as of December 31, 2025 and June 30, 2026 were $726 million and $939 million, respectively.
As of June 30, 2026, we own the majority of the issued and outstanding capital stock of Freight Holding and report a non-controlling interest as further described in Note 13 – Non-Controlling Interests.
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
Our carrying amounts of assets recognized on the condensed consolidated balance sheets and maximum exposure to loss related to unconsolidated VIEs were (in millions):

	As of
	December 31, 2025	June 30, 2026
Total assets (1)	$1,329	$1,491
Maximum exposure to loss (2)	1,509	1,546
(1) Total assets includes a term loan to Moove Cars Mobility (“Moove”). As of December 31, 2025 and June 30, 2026, the term loan to Moove was $384 million and $442 million, respectively, and accounted for as a loan receivable, carried at amortized cost recorded within other non-current assets on the condensed consolidated balance sheets. In 2021, we entered into and completed a series of agreements with Moove, including (i) an equity investment, through preferred shares, (ii) a term loan to Moove, and (iii) a commercial partnership agreement. After this series of agreements, Moove is considered a related party. Our carrying amounts of liabilities recognized on the condensed consolidated balance sheets were not material as of December 31, 2025 and June 30, 2026.
(2) Our maximum exposure to loss includes the carrying amounts of assets and liabilities recognized on our condensed consolidated balance sheets as well as immaterial financial guarantees.
Note 13 – Non-Controlling Interests
Freight Holding
As of both December 31, 2025 and June 30, 2026, we owned 90% of our subsidiary Freight Holding’s capital stock, or 85% and 84%, respectively, on a fully-diluted basis. The minority stockholders of Freight Holding include, among others: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; and (ii) holders of common equity awards issued under the employee equity incentive plans.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within 30 days. As of December 31, 2025 and June 30, 2026, the liabilities related to the supplier financing program were immaterial and the amounts are included within accounts payable on the condensed consolidated balance sheets.
Trendyol GO
On June 17, 2025, we closed the acquisition of an 85% controlling stake in Trendyol GO. As of June 30, 2026, our controlling stake in Trendyol GO was 92%. The non-controlling interest in Trendyol GO was classified as redeemable non-controlling interest as it is subject to a put/call agreement that is not solely within our control. The put or call is exercisable in the first quarter of 2031. At each balance sheet date, the carrying value of the redeemable non-controlling interest is adjusted to the estimated redemption value. There were no material adjustments for the three and six months ended June 30, 2026.

Note 14 – Business Combinations
SpotHero
On April 16, 2026, we acquired 100% of the outstanding equity of SpotHero, Inc. (“SpotHero”), a leading digital parking aggregator. The total purchase price was $617 million in cash. The acquisition will bring parking reservation capabilities to the Uber application and enable more travel options and benefits for our consumer base.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Goodwill	485
Intangible assets	165
Tangible assets (liabilities), net	(33)
Net assets acquired	$617
Total acquired intangible assets were $165 million consisting of customer relationships, developed technology and trade names, trademarks and domain name with a useful life between 3 and 10 years and a weighted average useful life of 8 years.
The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to anticipated operational synergies and the assembled workforce of SpotHero. Goodwill was assigned to the Mobility segment. The purchase price allocation is preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available.
The results of SpotHero were included in our condensed consolidated financial statements from the date of acquisition. For the period from April 16, 2026 to June 30, 2026, SpotHero contributed an immaterial amount of revenue and loss before taxes.
Note 15 – Subsequent Event
Acquisition of Getir’s Delivery Businesses
On July 1, 2026, we completed the acquisition of Getir Perakende Lojistik A.Ş.'s (“Getir”) delivery businesses. We acquired 100% of Getir’s food delivery business and a minority interest in its grocery delivery business for approximately $465 million in cash. We are currently evaluating the financial impact of the transaction.

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

Financial and Operational Highlights

	Three Months Ended June 30,
(In millions, except percentages and per share amounts)	2025	2026	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	180	208	16%
Trips (2)	3,268	3,867	18%
Gross Bookings (2)	$46,756	$58,022	24%	22%
Revenue	$12,651	$14,191	12%	11%
Income from operations	$1,450	$1,890	30%
Net income attributable to Uber Technologies, Inc.	$1,355	$2,394	77%
GAAP Diluted EPS	$0.63	$1.17	85%

	Six Months Ended June 30,
	2025	2026	% Change
Net cash provided by operating activities	$4,888	$5,213	7%
Free cash flow (1)	$4,725	$5,078	7%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics” for more information.
Highlights for the Second Quarter 2026
Trips increased to 3.9 billion in the second quarter of 2026, up 18% year-over-year, driven by MAPCs growth of 16% YoY and monthly Trips per MAPC growth of 2% YoY.
Overall Gross Bookings increased to $58.0 billion in the second quarter of 2026, up 22% on a constant currency basis, compared to the same period in 2025. Mobility Gross Bookings grew 20% year-over-year, on a constant currency basis, primarily due to an increase in Mobility Trip volumes. Delivery Gross Bookings grew 25% year-over-year, on a constant currency basis, primarily driven by an increase in Delivery Trip volumes. Freight Gross Bookings grew 25% year-over-year, on a constant currency basis, primarily driven by an increase in Freight Trip volumes.
Revenue was $14.2 billion, up 12% year-over-year, primarily attributable to an increase in Gross Bookings of 24%. The increase in Gross Bookings was primarily driven by an increase in Trip volumes. The increase in revenue was partially offset by Mobility business model changes in the United Kingdom (“UK”) that negatively impacted revenue by $1.1 billion.
Net income attributable to Uber Technologies, Inc. was $2.4 billion, which includes the favorable impact of a pre-tax unrealized gain on debt and equity securities, net of $1.6 billion primarily related to changes in the fair value of our equity securities, including: a $1.1 billion net unrealized gain on our Delivery Hero investment and $899 million net gain on our Aurora investment, offset by a $437 million net unrealized loss on our Didi investment.
Unrestricted cash, cash equivalents, and short-term investments were $5.4 billion at the end of the second quarter.
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
Operations and Support
Operations and support expenses primarily consist of compensation costs, including stock-based compensation, for employees that support operations in cities, including the general managers, Driver operations, platform user support representatives and community managers. Also included is the contractor and professional service costs, cost of customer support, Driver background checks and the allocation of certain corporate costs.
We would expect operations and support expenses to vary from period to period on an absolute dollar basis, but decrease as a percentage of revenue as we become more efficient in supporting platform users.
Sales and Marketing
Sales and marketing expenses primarily consist of advertising costs, product marketing costs, consumer discounts, promotions, credits and refunds provided to end-users who are not customers, compensation costs, including stock-based compensation to sales and marketing employees, contractor and professional service costs, and the allocation of certain corporate costs. We expense advertising and other promotional expenditures as incurred.
We would expect sales and marketing expenses to vary from period to period on an absolute dollar basis and as a percentage of revenue due to timing of marketing campaigns.
Research and Development
Research and development expenses primarily consist of compensation costs, including stock-based compensation, for employees in engineering, design and product development. Expenses also include ongoing improvements to, and maintenance of, existing products and services, contractor and professional service costs, and allocation of certain corporate costs. We expense substantially all research and development expenses as incurred.
We would expect research and development expenses to increase on an absolute dollar basis and vary from period to period as a percentage of revenue as we continue to invest in research and development activities relating to ongoing improvements to and maintenance of our platform offerings and other research and development programs.
General and Administrative
General and administrative expenses primarily consist of compensation costs, including stock-based compensation, for executive management and administrative employees, including finance and accounting, human resources, policy and communications, legal, and certain impairment charges, contractor and professional service costs, as well as allocation of certain corporate costs, occupancy, and general corporate insurance costs. General and administrative expenses also include certain legal-related accruals and expenses.
We would expect general and administrative expenses to increase on an absolute dollar basis for the foreseeable future as our business continues to grow, but decrease as a percentage of revenue as we achieve improved fixed cost leverage and efficiencies in our internal support functions. General and administrative expenses as a percentage of revenue are expected to decrease over time, but may vary from period to period due to the variability of legal and regulatory-related expenses.
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
Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding debt, including amortization of debt discount and issuance costs. For additional detail related to our debt obligations, see Note 5 – Debt and Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Interest Income
Interest income consists primarily of interest earned on our cash and cash equivalents, short-term investments, restricted cash and cash equivalents and restricted investments.
Other Income (Expense), Net
Other income (expense), net primarily includes the following items:
•Foreign currency exchange gains (losses), net, which consist primarily of remeasurement of transactions and monetary assets and liabilities denominated in currencies other than the functional currency at the end of the period and the impact of foreign exchange contracts not designated as hedging instruments.
•Gains (losses) on debt and equity securities, net, which consists primarily of gains (losses) from fair value adjustments relating to our marketable and non-marketable securities.
•Other, net, which consists primarily of gains (losses) from fair value adjustments relating to total return swaps and 2028 Exchangeable Senior Notes.
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
In addition, the Organisation for Economic Co-operation and Development (“OECD”) has led international efforts among approximately 140 countries and taxing jurisdictions to propose and implement changes to numerous long-standing tax principles, including a framework that imposes a minimum tax rate of 15% in each taxing jurisdiction. Under this guidance, we are required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under these rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of these rules by individual countries and the potential impact on our business. We expect the provisions effective in 2026 to have an insignificant impact on our tax obligations for 2026.
For additional information, see Note 8 – Income Taxes in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Loss from Equity Method Investments
Loss from equity method investments primarily includes the results of our share of loss from our equity method investments.
Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

Revenue	$12,651	$14,191	$24,184	$27,394
Costs and expenses

Cost of revenue, exclusive of depreciation and amortization shown separately below	7,611	7,815	14,548	15,073
Operations and support	696	805	1,364	1,568
Sales and marketing	1,210	1,515	2,267	2,841
Research and development	840	1,043	1,655	1,994
General and administrative	669	935	1,326	1,733
Depreciation and amortization	175	188	346	372
Total costs and expenses	11,201	12,301	21,506	23,581
Income from operations	1,450	1,890	2,678	3,813
Interest expense	(108)	(127)	(213)	(235)
Interest income	181	172	350	347
Other income (expense), net	(19)	1,342	74	(152)
Income before income taxes and loss from equity method investments	1,504	3,277	2,889	3,773
Provision for (benefit from) income taxes	142	840	(260)	1,034
Loss from equity method investments	(12)	(21)	(25)	(41)
Net income including non-controlling interests	1,350	2,416	3,124	2,698
Less: net income (loss) attributable to non-controlling interests, net of tax	(5)	22	(7)	41
Net income attributable to Uber Technologies, Inc.	$1,355	$2,394	$3,131	$2,657
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	60%	55%	60%	55%
Operations and support	6%	6%	6%	6%
Sales and marketing	10%	11%	9%	10%
Research and development	7%	7%	7%	7%
General and administrative	5%	7%	5%	6%
Depreciation and amortization	1%	1%	1%	1%
Total costs and expenses	89%	87%	89%	86%
Income from operations	11%	13%	11%	14%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	1%	1%	1%	1%
Other income (expense), net	—%	9%	—%	(1)%
Income before income taxes and loss from equity method investments	12%	23%	12%	14%
Provision for (benefit from) income taxes	1%	6%	(1)%	4%
Loss from equity method investments	—%	—%	—%	—%
Net income including non-controlling interests	11%	17%	13%	10%
Less: net income (loss) attributable to non-controlling interests, net of tax	—%	—%	—%	—%
Net income attributable to Uber Technologies, Inc.	11%	17%	13%	10%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and six months ended June 30, 2026 compared to the same period in 2025.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Revenue	$12,651	$14,191	12%	$24,184	$27,394	13%
Revenue increased $1.5 billion or 12% in the three months ended June 30, 2026 , primarily attributable to an increase in Gross Bookings of 24%. The increase in Gross Bookings was primarily driven by an increase in Trip volumes, partially offset by Mobility business model changes in the UK that negatively impacted revenue by $1.1 billion.
Revenue increased $3.2 billion or 13% in the six months ended June 30, 2026, primarily attributable to an increase in Gross Bookings of 25%. The increase in Gross Bookings was primarily driven by an increase in Trip volumes, partially offset by Mobility business model changes in the UK that negatively impacted revenue by $2.1 billion.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Cost of revenue, exclusive of depreciation and amortization	$7,611	$7,815	3%	$14,548	$15,073	4%
Percentage of revenue	60%	55%		60%	55%
Cost of revenue, exclusive of depreciation and amortization, increased $204 million or 3% in the three months ended June 30, 2026, primarily attributable to a $545 million increase in Courier payments and incentives, as a result of increased Delivery Gross Bookings in certain markets; a $320 million increase in Carrier payments and incentives, as a result of increased Freight Gross Bookings; and a $132 million increase in credit card processing costs, as a result of increased Gross Bookings, partially offset by a $808 million decrease in Driver payments and incentives, as a result of Mobility business model changes in the UK.
Cost of revenue, exclusive of depreciation and amortization, increased $525 million or 4% in the six months ended June 30, 2026, mainly due to a $1.2 billion increase in Courier payments and incentives, as a result of increased Delivery Gross Bookings in certain markets; a $400 million increase in Carrier payments and incentives, as a result of increased Freight Gross Bookings; and a $248 million increase in credit card processing costs, as a result of increased Gross Bookings. These increases were partially offset by a $1.4 billion decrease in Driver payments and incentives, as a result of Mobility business model changes in the UK.
Operations and Support

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Operations and support	$696	$805	16%	$1,364	$1,568	15%
Percentage of revenue	6%	6%		6%	6%
Operations and support expenses increased $109 million or 16% in the three months ended June 30, 2026, primarily attributable to a $80 million increase in employee compensation costs including stock-based compensation, and a $15 million increase in contractor and professional service costs.
Operations and support expenses increased $204 million or 15% in the six months ended June 30, 2026, primarily attributable to a $163 million increase in employee compensation costs including stock-based compensation, and a $22 million increase in contractor and professional service costs.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Sales and marketing	$1,210	$1,515	25%	$2,267	$2,841	25%
Percentage of revenue	10%	11%		9%	10%

Sales and marketing expenses increased $305 million or 25% in the three months ended June 30, 2026, primarily attributable to a a $136 million increase in consumer discounts, promotions, credits and refunds and a $115 million increase in indirect advertising and marketing.
Sales and marketing expenses increased $574 million or 25% in the six months ended June 30, 2026, primarily attributable to a $248 million increase in consumer discounts, promotions, credits and refunds, a $231 million increase in indirect advertising and marketing, and a $103 million increase in employee compensation costs including stock-based compensation.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Research and development	$840	$1,043	24%	$1,655	$1,994	20%
Percentage of revenue	7%	7%		7%	7%
Research and development expenses increased $203 million or 24% in the three months ended June 30, 2026, primarily attributable to a $189 million increase in employee compensation costs including stock-based compensation.
Research and development expenses increased $339 million or 20% in the six months ended June 30, 2026, primarily attributable to a $320 million increase in employee compensation costs including stock-based compensation.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

General and administrative	$669	$935	40%	$1,326	$1,733	31%
Percentage of revenue	5%	7%		5%	6%
General and administrative expenses increased $266 million or 40% in the three months ended June 30, 2026, primarily attributable to a $138 million increase in legal-related accruals and expenses, a $66 million increase in employee compensation costs including stock-based compensation and a $53 million increase in contractor and professional service costs.
General and administrative expenses increased $407 million or 31% in the six months ended June 30, 2026, primarily attributable to a $148 million increase in legal-related accruals and expenses, a $111 million increase in employee compensation costs including stock-based compensation, a $92 million increase in contractor and professional service costs, and a $33 million increase in general insurance expense.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Depreciation and amortization	$175	$188	7%	$346	$372	8%
Percentage of revenue	1%	1%		1%	1%
The change in depreciation and amortization expenses was not material in the three and six months ended June 30, 2026.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Interest expense	$(108)	$(127)	18%	$(213)	$(235)	10%
Percentage of revenue	(1)%	(1)%		(1)%	(1)%
The change in interest expense was not material in the three and six months ended June 30, 2026.

Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Interest income	$181	$172	(5)%	$350	$347	(1)%
Percentage of revenue	1%	1%		1%	1%
The change in interest income was not material in the three and six months ended June 30, 2026.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Foreign currency exchange gains (losses), net	97	52	(46)%	147	31	(79)%
Gains (losses) on debt and equity securities, net	(17)	1,612	**	34	138	**
Other, net	(99)	(322)	(225)%	(107)	(321)	(200)%
Other income (expense), net	$(19)	$1,342	**	$74	$(152)	**
Percentage of revenue	—%	9%		—%	(1)%
** Percentage not meaningful.
Gains (losses) on debt and equity securities, net increased by $1.6 billion primarily due to changes in the fair value of our equity securities in the three months ended June 30, 2026.
During the three months ended June 30, 2025, gains (losses) on debt and equity securities, net, primarily includes: a $482 million unrealized loss on our Aurora investment, partially offset by a $268 million unrealized gain on our Grab investment, and a $197 million net unrealized gain on our other investments.
During the three months ended June 30, 2026, gains (losses) on debt and equity securities, net, primarily includes: a $1.1 billion unrealized gain on our Delivery Hero investment, a $899 million gain on our Aurora investment, and a net $102 million unrealized gain on other investments, partially offset by a $437 million loss on our Didi investment.
Gains (losses) on debt and equity securities, net increased by $104 million primarily due to changes in the fair value of our equity securities in the six months ended June 30, 2026.
During the six months ended June 30, 2025, gains (losses) on debt and equity securities, net, primarily includes: a $190 million unrealized gain on our Didi investment, and a $190 million net unrealized gain on our other investments, partially offset by a $346 million unrealized loss on our Aurora investment.
During the six months ended June 30, 2026, gains (losses) on debt and equity securities, net, primarily includes: a $990 million gain on our Aurora investment, and a $980 million unrealized gain on our Delivery Hero investment, partially offset by a $1.1 billion unrealized loss on our Didi investment; a $654 million net unrealized loss on our Grab investment, and a $67 million net unrealized loss on our other investments.
For additional information, refer to Note 2 – Financial Instruments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Provision for (benefit from) income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Provision for (benefit from) income taxes	$142	$840	**	$(260)	$1,034	**
Effective tax rate	9%	26%		(9)%	27%
** Percentage not meaningful.
The change in our income tax provision in the three months ended June 30, 2026 is primarily driven by the tax expense on our earnings and the deferred U.S. tax impact related to our equity securities.
The change in our income tax provision in the six months ended June 30, 2026 is primarily driven by the tax expense on our earnings, the deferred U.S. tax impact related to our equity securities, and a stock loss and capitalized research and development expenses.
Loss from Equity Method Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Loss from equity method investments	$(12)	$(21)	(75)%	$(25)	$(41)	(64)%
Percentage of revenue	—%	—%		—%	—%
The change in loss from equity method investments was not material in the three and six months ended June 30, 2026.
Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 10 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Mobility	$7,288	$7,363	1%	$13,784	$14,161	3%
Delivery	4,102	5,245	28%	7,879	10,313	31%
Freight	1,261	1,583	26%	2,521	2,920	16%
Segment Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Mobility	$1,729	$2,215	28%	$3,316	$4,244	28%
Delivery	766	1,055	38%	1,437	2,016	40%
Freight	(26)	(24)	8%	(51)	(54)	(6)%
Mobility Segment
For the three months ended June 30, 2026 compared to the same period in 2025, Mobility revenue increased $75 million, or 1%, and Mobility Segment Operating Income increased $486 million, or 28%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 22%, driven by an increase in Trip volumes, partially offset by business model changes in the UK that negatively impacted revenue by $1.1 billion.
Mobility Segment Operating Income increased primarily attributable to an increase in Mobility Gross Bookings and an $813 million decrease in Driver payments and incentives, partially offset by a $121 million increase in indirect advertising and marketing and a $114 million increase in employee compensation costs including stock-based compensation.
For the six months ended June 30, 2026 compared to the same period in 2025, Mobility revenue increased $377 million, or 3%, and Mobility Segment Operating Income increased $928 million, or 28%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 23%, driven by an increase in Trip volumes, partially offset by business model changes in the UK that negatively impacted revenue by $2.1 billion.
Mobility Segment Operating Income increased primarily attributable to an increase in Mobility Gross Bookings and a $1.4 billion decrease in Driver payments and incentives, partially offset by a $212 million increase in indirect advertising and marketing, a $175 million increase in employee compensation costs including stock-based compensation and a $141 million increase in network costs.
Delivery Segment
For the three months ended June 30, 2026 compared to the same period in 2025, Delivery revenue increased $1.1 billion, or 28%, and Delivery Segment Operating Income increased $289 million, or 38%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 26%, driven by an increase in Trip volumes, and a $182 million increase in advertising revenue.

Delivery Segment Operating Income increased primarily attributable to an increase in Delivery revenue, partially offset by a $545 million increase in Courier payments and incentives, a $123 million increase in employee compensation costs including stock-based compensation, and a $65 million increase in credit card processing costs as a result of increased Gross Bookings.
For the six months ended June 30, 2026 compared to the same period in 2025, Delivery revenue increased $2.4 billion, or 31%, and Delivery Segment Operating Income increased $579 million, or 40%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 27%, driven by an increase in Trip volumes, and a $362 million increase in advertising revenue.
Delivery Segment Operating Income increased primarily attributable to an increase in Delivery revenue, partially offset by a $1.2 billion increase in Courier payments and incentives, a $257 million increase in employee compensation costs including stock-based compensation, and a $130 million increase in credit card processing costs as a result of increased Gross Bookings.
Freight Segment
For the three months ended June 30, 2026 compared to the same period in 2025, Freight revenue increased $322 million or 26%, and Freight Segment Operating Loss decreased $2 million, or 8%.
Freight revenue increased primarily attributable to a 25% increase in Freight Gross Bookings due to an increase in gross booking per trip and trip volume.
Freight Segment Operating Loss decreased primarily attributable to a $322 million increase in Freight revenue, partially offset by an $320 million increase in Freight Carrier payments.
For the six months ended June 30, 2026 compared to the same period in 2025, Freight revenue increased $399 million, or 16%, and Freight Segment Operating Loss increased $3 million, or 6%.
Freight revenue increased primarily attributable to a 16% increase in Freight Gross Bookings due to an increase in revenue per trip and trip volume.
Freight Segment Operating Loss increased primarily attributable to a $400 million increase in Freight Carrier payments partially offset by a $399 million increase in Freight revenue.
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

	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026

Mobility	$21,002	$22,798	$21,182	$23,762	$25,111	$27,442	$26,394	$28,988
Delivery	18,663	20,126	20,377	21,734	23,322	25,431	25,992	27,463
Freight	1,308	1,273	1,259	1,260	1,307	1,267	1,334	1,571
Total	$40,973	$44,197	$42,818	$46,756	$49,740	$54,140	$53,720	$58,022
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

Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Six Months Ended June 30,
(In millions)	2025	2026

Free cash flow reconciliation:
Net cash provided by operating activities	$4,888	$5,213
Purchases of property and equipment	(163)	(135)
Free cash flow	$4,725	$5,078
Liquidity and Capital Resources

	Six Months Ended June 30,
(In millions)	2025	2026

Net cash provided by operating activities	$4,888	$5,213
Net cash used in investing activities	(2,003)	(6,162)
Net cash used in financing activities	(2,057)	(1,551)
Operating Activities
Net cash provided by operating activities was $5.2 billion for the six months ended June 30, 2026, primarily consisting of $2.7 billion of net income including non-controlling interests, adjusted for certain non-cash items, which primarily includes: $1.0 billion of stock-based compensation expense; $771 million of deferred income taxes, $386 million of depreciation and amortization expense; $138 million in gains on debt and equity securities, net; as well as a $210 million increase in cash from working capital. The increase in cash from working capital was primarily driven by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out, and accounts payment, partially offset by a decrease in accounts receivable and prepaid expenses and other assets.
Net cash provided by operating activities was $4.9 billion for the six months ended June 30, 2025, primarily consisting of $3.1 billion of net income including non-controlling interests, adjusted for certain non-cash items, which primarily includes: $910 million of stock-based compensation expense; $359 million of depreciation and amortization expense; $325 million of deferred income taxes; $34 million in unrealized gains on debt and equity securities, net, as well as a $927 million increase in cash from working capital. The increase in cash from working capital was primarily driven by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out, and accrued expenses and other liabilities, partially offset by an increase in accounts receivable and prepaid expenses and other assets primarily due to tax matters recorded as a receivable in other assets described in the “Non-Income Tax Matters” section below.
Investing Activities
Net cash used in investing activities was $6.2 billion for the six months ended June 30, 2026, primarily consisting of: purchases of marketable securities of $17.6 billion, purchase of total return swaps of $1.6 billion, acquisition of businesses, net of cash acquired of $653 million, purchases of non-marketable equity securities of $507 million, purchases of notes receivable of $298 million, and purchase of property and equipment of $135 million; partially offset by proceeds from maturities and sales of marketable securities of $14.7 billion.
Net cash used in investing activities was $2.0 billion for the six months ended June 30, 2025, primarily consisting of: purchases of marketable securities of $7.6 billion, acquisition of businesses, net of cash acquired of $804 million, purchases of non-marketable equity securities of $191 million, and $163 million in purchases of property and equipment; partially offset by proceeds from maturities and sales of marketable securities of $7.0 billion.
Financing Activities
Net cash used in financing activities was $1.6 billion for the six months ended June 30, 2026, primarily consisting of $3.5 billion in repurchases of common stock, $2.0 billion of principal repayment on term loan, notes, and credit facility, $82 million of principal payments on finance leases; partially offset by $4.0 billion of proceeds from issuance of term loan, notes and credit facility, net of issuance costs and $136 million of proceeds from issuance of common stock under the Employee Stock Purchase Plan.
Net cash used in financing activities was $2.1 billion for the six months ended June 30, 2025, primarily consisting of $3.1 billion in repurchases of common stock and $75 million of principal payments on finance leases, partially offset by $1.1 billion in issuance of term loan and notes, net of issuance costs.

Liquidity and Material Cash Requirements
As of June 30, 2026, $1.9 billion of our $4.9 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities.
We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. We are in compliance with our debt and line of credit covenants as of June 30, 2026, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.
Acquisitions
Acquisition of Getir
On July 1, 2026, we completed the acquisition of Getir’s delivery business. We acquired 100% of Getir’s food delivery business and a minority interest in its grocery delivery business for approximately $465 million in cash. For additional information, see Note 15 – Subsequent Event in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Pending Acquisition of Delivery Hero
On July 16, 2026, we entered into a business combination agreement with Delivery Hero. Pursuant to the agreement, Uber will launch a voluntary public takeover offer to acquire Delivery Hero. Under the terms of the takeover offer, Uber will offer Delivery Hero shareholders cash consideration of €41.50 per share, representing an equity value of $14.8 billion (implied for 100% of Delivery Hero). The takeover offer will be subject to a minimum acceptance threshold of 50% plus one share of Delivery Hero's outstanding share capital (inclusive of shares owned by Uber) and certain further conditions, including receipt of certain merger control and financial regulatory clearances. The transaction is expected to close in the second half of 2027.
We will fund the takeover offer through existing cash on our balance sheet and new debt financing. On July 16, 2026, we executed a bridge credit agreement, which provides for €14.2 billion in aggregate amount of commitments for senior unsecured loans. We expect to enter into term loan facilities that will reduce the commitments under the bridge credit agreement in the third quarter of 2026.
Pending Acquisition of Blacklane
On March 28, 2026, we entered into an agreement to acquire Blacklane GmbH, a Berlin-based global chauffeur service provider, for approximately $550 million in cash. The transaction is subject to regulatory approvals, including antitrust review, and other closing conditions, and is expected to close in 2026.
Financing
In June 2026, we entered into a Term Loan Credit Agreement providing for an unsecured term loan credit facility with aggregate commitments of up to $3.0 billion. As of June 30, 2026, the Company had borrowed $2.0 billion under the facility and had remaining available commitments of $1.0 billion. The proceeds under the term loan facility are for general corporate purposes.
In September 2024, we entered into a revolving credit agreement providing for $5.0 billion in aggregate amount of commitments for senior unsecured revolving loans, which will mature on September 26, 2029, unless otherwise extended in accordance with the terms of the credit agreement. We expect to enter into a new revolving facility that will replace our existing revolving credit agreement in the third quarter of 2026.
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
As of June 30, 2026, we had approximately $15.7 billion available to repurchase shares pursuant to the Share Repurchase Program.
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
As of June 30, 2026, we have received multiple assessments from His Majesty's Revenue & Customs (“HMRC”) disputing our application of VAT Order 1987 for the period of March 2022 to September 2024, totaling approximately $1.8 billion (£1.4 billion) for unpaid VAT. Uber paid the assessments in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
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
Purchase Commitments and Other Contractual Obligations
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest Rate Risk
Our primary exposure to market risks for changes in interest rates relate primarily to our credit agreement. In June 2026, our exposure also includes the variable-rate Term Loan Credit Agreement. As of June 30, 2026, we had borrowed $2.0 billion under the facility and had remaining available commitments of $1.0 billion. For additional information, see Note 5 – Debt and Credit Arrangements in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $479 million as of June 30, 2026.

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
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $9.6 billion and $7.2 billion as of December 31, 2025 and June 30, 2026, respectively. Marketable debt securities classified as short-term investments and restricted investments totaled $9.4 billion and $10.0 billion as of December 31, 2025 and June 30, 2026, respectively. As of June 30, 2026, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, investment-grade corporate debt securities, and asset-backed securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results and on the fair value of our marketable debt securities.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held entities and public companies, compared to their fair value. We hold privately-held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held entities and public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering, until the obligations are fulfilled or the pledged assets are otherwise released under a collateral agreement. As of June 30, 2026, the carrying value of our investments was $12.5 billion, including equity method investments.
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

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 11 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 11 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended June 30, 2026 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 11 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
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
We face similar challenges in other jurisdictions within the United States and abroad. For example, in July 2020, the Massachusetts Attorney General filed a complaint against Uber and Lyft, alleging that drivers are misclassified, and seeking an injunction. That case was resolved in June 2024 with the understanding that drivers would continue to be classified as independent contractors. If we do not prevail in current litigation or similar actions that may be brought in the future, we may be required to treat Drivers as employees and/or make other changes to our business model in certain jurisdictions. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees (or as workers or quasi-employees where those statuses exist), we would incur significant additional expenses for compensating Drivers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. In this case, we anticipate significant price increases for Riders to offset these additional costs; however, we believe that the financial impact to Uber would be moderated by the likelihood of other industry participants being similarly affected. Additionally, we may not have adequate Driver supply as Drivers may opt out of our platform given the loss of flexibility under an employment model, and we may not be able to hire a majority of the Drivers currently using our platform. Another example is in France, where the government is seeking social security contributions based on an allegation that Drivers are employees. The government issued a demand for contributions, which we are challenging and which is subject to ongoing discussions and engagement with authorities. As another example, in Brazil, we face binding judicial cases regarding classification of Drivers, including a case pending before Brazil’s Supreme Court, with a hearing expected in 2026. Although the outcome of such case remains uncertain, the court could use this case to provide broader guidance on the legal framework applicable to independent contractors, potentially establishing a minimum baseline of rights, increasing our costs. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business, results of operations, financial position and cash flows.
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
As of June 30, 2026, we had an accumulated deficit of $8.0 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve or maintain profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Revenue Margin. Further, we may charge a lower service fee to certain of our merchant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative Revenue Margin with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our prior or future acquisitions. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
As of June 30, 2026, we had approximately 36,600 global employees, of whom approximately 22,000 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
As of June 30, 2026, we operated in over 70 countries. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors.
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
Our ability to meet our electrification and waste reduction related goals is dependent on many external factors, including such factors as rapidly changing regulatory developments, governmental or political shifts, policies and related interpretation, action from policymakers and the wider industry, advances in technology such as battery pack enhancements, industry-wide investment, sufficient packaging alternatives, as well as the availability, cost and accessibility of EVs to Drivers, and the availability of critical EV charging infrastructure that can be efficiently accessed by Drivers. All of our electrification and waste reduction related goals are intentionally challenging, and are therefore subject to risks, uncertainties, third party information or action, and conditions, many of which are outside of our control. Progressing towards our electrification and waste reduction related goals requires us to invest significant effort, resources, and management time, and circumstances may arise, including those beyond our control, that may require us to revise our timelines and/or goals. For example, as we have previously stated, without stronger, coordinated action from policymakers and the wider industry, our goals will be unachievable. As a result, while progress has been made, we did not achieve some of our 2025 goals, and our 2030 goals continue to be out of reach. There can be no assurances that our goals will be achieved, and any failure or perceived failure to meet regulatory requirements related to climate-related events, or to meet our stated electrification and waste reduction related goals on the timeframe we announced, or at all, could have an adverse impact on our costs and ability to operate, result in litigation, as well as harm our brand, reputation, and consequently, our business.
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
As of June 30, 2026, we had total outstanding indebtedness of $12.6 billion aggregate principal amount. In addition, up to approximately $128 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of June 30, 2026, and in July 2026, we executed a bridge credit agreement, which provides for €14.2 billion in aggregate amount of commitments for senior unsecured loans in connection with our proposed acquisition of Delivery Hero. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we expect to incur additional debt in connection with our proposed acquisition of Delivery Hero, and we may need to incur additional debt to finance the purchase of autonomous vehicles or infrastructure to support autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
In certain jurisdictions, we are subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. In such jurisdictions, we may be subject to regulatory fines and proceedings and, in certain cases, may be required to cease operations altogether if we continue to operate our business as currently conducted, unless and until such laws and regulations are reformed to clarify that our business operations are fully compliant or such laws and regulations are determined to be invalid or inapplicable. As an example, in January 2020, we ceased offering our Mobility products in Colombia after a Colombian court ruled that we violated local competition laws. In response, we appealed the decision, made certain changes to our Mobility products in Colombia and re-launched Mobility in Colombia in February 2020, and in June 2020, the Appeals Court of Bogota revoked its order to block Mobility products in Colombia. Such decision was confirmed by the Colombia Supreme Court in 2023. Furthermore, in certain of these jurisdictions, we continue to provide our products and offerings while we assess the applicability of these laws and regulations to our products and offerings or while we seek judicial, regulatory or policy changes to address concerns with respect to our ability to comply with these laws and regulations. Our decision to continue operating in these instances has come under investigation or has otherwise been subject to scrutiny by government authorities. Our continuation of this practice and other past practices may result in fines or other penalties against us and Drivers imposed by local regulators, potentially increasing the risk that our licenses or permits that are necessary to operate in such jurisdictions will not be renewed. Such fines and penalties have in the past been, and may in the future continue to be, imposed solely on Drivers, which may cause Drivers to stop providing services on our platform. In many instances, we make the business decision as a gesture of goodwill to pay the fines on behalf of Drivers or to pay Drivers’ defense costs, which, in the aggregate, can be in the millions of dollars. Furthermore, such business practices may also result in negative press coverage, which may discourage Drivers and consumers from using our platform and could adversely affect our revenue. In addition, we face regulatory obstacles, including those lobbied for by our competitors or from local governments globally, that have favored and may continue to favor local or incumbent competitors, including obstacles for potential Drivers seeking to obtain required licenses or vehicle certifications. In addition, an increasing number of municipalities have proposed delivery network fee caps with respect to our Delivery offering and caps on take rate or surge pricing with respect to our Mobility offering. We have incurred, and expect that we will continue to incur, significant costs in defending our right to operate in accordance with our business model in many jurisdictions. To the extent that efforts to block or limit our operations are successful, or we or Drivers are required to comply with regulatory and other requirements applicable to taxicab and car services, our revenue and growth would be adversely affected.
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
In addition, we are currently involved in litigation in a number of the jurisdictions in which we operate. We initiated some of these legal challenges to contest the application of certain laws and regulations to our business. Others have been brought by taxicab owners, local regulators, local law enforcement, and platform users, including Drivers and consumers. These include individual, multiple plaintiff, and putative class and class action claims for alleged violation of laws related to, among other things, transportation, competition, advertising, consumer protection, fee calculations, personal injuries, privacy, intellectual property, product liability, discrimination, safety, and employment. For example, in September 2024, a constitutional reform to the judiciary in Mexico was approved, establishing that judges will be elected by citizens starting in June 2025; such reform may result in greater uncertainty in litigation outcomes if new judges lack judicial experience. These legislative and regulatory proceedings, allegations, and lawsuits are expensive and time consuming to defend, and, if resolved adversely to us, could result in financial damages or penalties, including criminal penalties, incarceration, and sanctions for individuals employed by us or parties with whom we contract, which could harm our ability to operate our business as planned in one or more of the jurisdictions in which we operate, which could adversely affect our business, revenue, and operating results.
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
Many Drivers currently are not required to obtain a commercial taxi or livery license in their respective jurisdictions. However, numerous jurisdictions in which we operate have conducted investigations or taken action to enforce existing licensing rules, including markets within Latin America and the Asia-Pacific region, and many others, including countries in Europe, the Middle East, and Africa, have adopted or proposed new laws or regulations that require Drivers to be licensed with local authorities or require us or our subsidiaries to be licensed as a transportation company. Local regulations requiring the licensing of us or Drivers may adversely affect our ability to scale our business and operations. In addition, it is possible that various jurisdictions could impose caps on the number of licensed Drivers or vehicles with whom we may partner or impose limitations on the maximum number of hours a Driver may work, similar to regulations that were adopted in Spain and New York City, which have temporarily frozen new vehicle licenses for Drivers using platforms like ours. If we or Drivers become subject to such caps, limitations, or licensing requirements, our business and growth prospects would be adversely impacted.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
	(in thousands)		(in thousands)	(in millions)
April 1, 2026 to April 30, 2026	4,732	$73.84	4,732	$15,867
May 1, 2026 to May 31, 2026	2,153	$74.79	2,153	$15,706
June 1, 2026 to June 30, 2026	—	$—	—	$15,706
Total	6,885		6,885
(1) Average price paid per share excludes broker commissions and fees.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
2.1+	Business Combination Agreement, dated as of July 16, 2026, by and among Uber Technologies, Inc., Uber International Technologies II Corporation and Delivery Hero SE.		8-K	001-38902	2.1	July 16, 2026
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		10-Q	001-38902	3.1	August 6, 2024
3.2	Amended and Restated Bylaws of the Registrant.		10-K	001-38902	3.2	February 15, 2024
10.1+	Fourth Amendment to the Google Maps Master Agreement - Platform Rides and Deliveries Solution Service Schedule, dated April 19, 2026, among Google LLC and the Registrant.	X
10.2	Bridge Credit Agreement, dated as of July 16, 2026, by and among Uber Technologies, Inc., as borrower, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.		8-K	001-38902	10.1	July 16, 2026
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

UBER TECHNOLOGIES, INC.

Date: August 5, 2026	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2026	By: /s/ Balaji Krishnamurthy
Balaji Krishnamurthy
Chief Financial Officer
(Principal Financial Officer)