Form 10-Q
period 2026-09-30
Uber Technologies, Inc
filed 2026-11-04
CIK 1543151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares of the registrant's common stock outstanding as of October 30, 2026 was 2,041,898,070.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	As of December 31, 2025	As of September 30, 2026
Assets
Cash and cash equivalents	$7,105	$9,558
Short-term investments	528	510
Restricted cash and cash equivalents	631	616
Accounts receivable, net	3,827	4,427
Prepaid expenses and other current assets	1,902	2,758
Total current assets	13,993	17,869
Restricted cash and cash equivalents	1,911	1,988
Restricted investments	8,874	8,768
Investments	9,178	7,975
Equity method investments	287	3,498
Property and equipment, net	1,897	1,816
Operating lease right-of-use assets	1,114	1,634
Intangible assets, net	1,048	1,370
Goodwill	8,931	10,577
Deferred tax assets	10,951	10,118
Other non-current assets	3,618	5,454
Total assets	$61,802	$71,067
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$1,013	$1,479
Short-term insurance reserves	3,387	4,220
Operating lease liabilities, current	169	176
Accrued and other current liabilities	7,751	8,631
Total current liabilities	12,320	14,506
Long-term insurance reserves	9,076	9,489
Long-term debt, net of current portion	10,521	15,664
Operating lease liabilities, non-current	1,390	1,897
Other non-current liabilities	412	548
Total liabilities	33,719	42,104
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	165	388
Equity
Common stock, $0.00001 par value, 5,000,000 shares authorized for both periods, 2,067,905 and 2,039,285 shares issued and outstanding, respectively	—	—
Additional paid-in capital	38,101	35,501
Accumulated other comprehensive loss	(432)	(461)
Accumulated deficit	(10,628)	(7,381)
Total Uber Technologies, Inc. stockholders' equity	27,041	27,659
Non-redeemable non-controlling interests	877	916
Total equity	27,918	28,575
Total liabilities, redeemable non-controlling interests and equity	$61,802	$71,067
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Revenue	$13,467	$14,766	$37,651	$42,160
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	8,109	8,349	22,657	23,422
Operations and support	735	875	2,099	2,443
Sales and marketing	1,277	1,563	3,544	4,404
Research and development	862	1,273	2,517	3,267
General and administrative	1,183	1,047	2,509	2,780
Depreciation and amortization	188	212	534	584
Total costs and expenses	12,354	13,319	33,860	36,900
Income from operations	1,113	1,447	3,791	5,260
Interest expense	(112)	(152)	(325)	(387)
Interest income	193	176	543	523
Other income (expense), net	1,426	(616)	1,500	(768)
Income before income taxes and income/loss from equity method investments	2,620	855	5,509	4,628
Provision for (benefit from) income taxes	(4,046)	244	(4,306)	1,278
Loss from equity method investments	(14)	(42)	(39)	(83)
Net income including non-controlling interests	6,652	569	9,776	3,267
Less: net income attributable to non-controlling interests, net of tax	26	57	19	98
Net income attributable to Uber Technologies, Inc.	6,626	512	9,757	3,169
Net income per share attributable to Uber Technologies, Inc. common stockholders:
Basic	$3.18	$0.25	$4.67	$1.55
Diluted	$3.11	$0.25	$4.57	$1.54
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	2,084,180	2,038,364	2,089,220	2,042,245
Diluted	2,124,391	2,050,324	2,124,293	2,057,222
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Net income including non-controlling interests	$6,652	$569	$9,776	$3,267
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	—	(7)	83	(4)
Change in unrealized gain (loss) on investments in available-for-sale debt securities	5	(17)	4	(36)
Change in unrealized gain (loss) on cash flow hedges	—	(5)	—	11
Other comprehensive income (loss), net of tax	5	(29)	87	(29)
Comprehensive income including non-controlling interests	6,657	540	9,863	3,238
Less: comprehensive income (loss) attributable to non-controlling interests	26	57	19	98
Comprehensive income attributable to Uber Technologies, Inc.	$6,631	$483	$9,844	$3,140
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2024	$93	2,107,953	$—	$42,801	$(517)	$(20,726)	$825	$22,383
Exercise of stock options	—	657	—	8	—	—	—	8
Stock-based compensation	—	—	—	448	—	—	—	448
Issuance of common stock for settlement of RSUs	—	10,293	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(460)	—	(33)	—	—	—	(33)
Repurchase of common stock including excise tax	—	(26,587)	—	(1,800)	—	—	—	(1,800)
Re-measurement of non-controlling interests	18	—	—	(18)	—	—	—	(18)
Other Comprehensive Income	—	—	—	—	32	—	—	32
Net income (loss)	(18)	—	—	—	—	1,780	12	1,792
Balance as of March 31, 2025	93	2,091,856	—	41,406	(485)	(18,946)	837	22,812
Exercise of stock options	—	370	—	7	—	—	—	7
Stock-based compensation	—	—	—	489	—	—	—	489
Issuance of common stock for settlement of RSUs	—	8,809	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	2,151	—	119	—	—	—	119
Shares withheld related to net share settlement	—	(58)	—	(5)	—	—	—	(5)
Repurchase of common stock including excise tax	—	(16,360)	—	(1,377)	—	—	—	(1,377)
Re-measurement of non-controlling interests	14	—	—	(14)	—	—	—	(14)
Redemption of non-controlling interest	(39)	—	—	—	—	—	—	—
Recognition of non-controlling interest upon acquisition	130	—	—	—	—	—	—	—
Other Comprehensive Income	1	—	—	—	50	—	—	50
Net income (loss)	(16)	—	—	—	—	1,354	12	1,366
Balance as of June 30, 2025	183	2,086,768	—	40,625	(435)	(17,592)	849	23,447
Exercise of stock options	—	374	—	8	—	—	—	8
Stock-based compensation	—	—	—	478	—	—	—	478
Issuance of common stock for settlement of RSUs	—	8,362	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(73)	—	(7)	—	—	—	(7)
Repurchase of common stock including excise tax	—	(15,662)	—	(1,471)	—	—	—	(1,471)
Re-measurement of non-controlling interests	64	—	—	(64)	—	—	—	(64)
Redemption of non-controlling interest	(70)	—	—	—	—	—	—	—
Reclassification of non-controlling interest	(2)	—	—	—	—	—	2	2

Purchase of capped calls	—	—	—	(70)	—	—	—	(70)
Other comprehensive income	—	—	—	—	5	—	—	5
Net income (loss)	(17)	—	—	—	—	6,657	12	6,669
Balance as of September 30, 2025	$158	2,079,769	$—	$39,499	$(430)	$(10,935)	$863	$28,997
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Redeemable Non-Controlling Interests	Total Equity
		Shares	Amount
Balance as of December 31, 2025	$165	2,067,905	$—	$38,101	$(432)	$(10,628)	$877	$27,918
Exercise of stock options	—	63	—	1	—	—	—	1
Stock-based compensation	—	—	—	484	—	—	—	484
Issuance of common stock for settlement of RSUs	—	8,721	—	—	—	—	—	—
Shares withheld related to net share settlement	—	(525)	—	(39)	—	—	—	(39)
Repurchase of common stock including excise tax	—	(39,740)	—	(3,010)	—	—	—	(3,010)
Re-measurement of non-controlling interests	10	—	—	(10)	—	—	—	(10)
Other Comprehensive Income	—	—	—	—	11	—	—	11
Net income (loss)	(4)	—	—	—	—	273	13	286
Balance as of March 31, 2026	171	2,036,424	—	35,527	(421)	(10,355)	890	25,641
Exercise of stock options	—	109	—	5	—	—	—	5
Stock-based compensation	—	—	—	563	—	—	—	563
Issuance of common stock for settlement of RSUs	—	8,257	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	2,158	—	136	—	—	—	136
Shares withheld related to net share settlement	—	(69)	—	(5)	—	—	—	(5)
Repurchase of common stock including excise tax	—	(6,885)	—	(517)	—	—	—	(517)
Re-measurement of non-controlling interests	11	—	—	(11)	—	—	—	(11)
Other Comprehensive Income	—	—	—	—	(11)	—	—	(11)
Net income (loss)	(2)	—	—	—	—	2,405	13	2,418
Balance as of June 30, 2026	180	2,039,994	—	35,698	(432)	(7,950)	903	28,219
Exercise of stock options	—	440	—	18	—	—	—	18
Stock-based compensation	—	—	—	554	—	—	—	554
Issuance of common stock for settlement of RSUs	—	8,056	—	—	—	—	—	—
Issuance of common stock upon conversion of convertible notes	—	902	—	50	—	—	—	50
Shares withheld related to net share settlement	—	(105)	—	(8)	—	—	—	(8)
Repurchase of common stock including excise tax	—	(10,002)	—	(754)	—	—	—	(754)
Recognition of non-controlling interest upon acquisition	166	—	—	—	—	—	—	—
Redemption of non-controlling interest	(2)	—	—	—	—	—	—	—
Re-measurement of non-controlling interest	57	—	—	(57)	—	—	—	(57)
Other Comprehensive Income	—	—	—	—	(29)	—	—	(29)

Net income (loss)	(13)	—	—	—	—	569	13	582
Balance as of September 30, 2026	$388	2,039,285	$—	$35,501	$(461)	$(7,381)	$916	$28,575
The accompanying notes are an integral part of these condensed consolidated financial statements.

UBER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2026
Cash flows from operating activities
Net income including non-controlling interests	$9,776	$3,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	554	604
Stock-based compensation	1,375	1,614
Deferred income taxes	(4,492)	889
(Gains) losses on debt and equity securities, net	(1,505)	338
(Gains) losses on foreign currency transactions, net	(130)	81
Other	63	218
Change in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(357)	(598)
Prepaid expenses and other assets	(874)	(1,004)
Operating lease right-of-use assets	135	165
Accounts payable	232	390
Accrued insurance reserves	2,079	1,253
Accrued expenses and other liabilities	521	786
Operating lease liabilities	(161)	(151)
Net cash provided by operating activities	7,216	7,852
Cash flows from investing activities
Purchases of property and equipment	(261)	(239)
Purchases of non-marketable equity securities	(286)	(805)
Purchases of marketable securities	(13,945)	(26,090)
Purchases of loan and notes receivable	(78)	(327)
Proceeds from maturities and sales of marketable securities	13,547	24,505
Acquisition of businesses, net of cash acquired	(804)	(1,555)
Purchase of total return swaps	—	(1,640)
Other investing activities	(123)	62
Net cash used in investing activities	(1,950)	(6,089)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	3,359	9,136
Principal repayment on debt	(1,200)	(4,000)
Principal payments on finance leases	(112)	(124)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	120	136
Repurchases of common stock	(4,611)	(4,279)
Other financing activities	(151)	(113)
Net cash provided by (used in) financing activities	(2,595)	756
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	202	(4)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	2,873	2,515
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	8,610	9,647
End of period	$11,483	$12,162

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$8,432	$9,558
Restricted cash and cash equivalents-current	477	616
Restricted cash and cash equivalents-non-current	2,574	1,988
Total cash and cash equivalents, and restricted cash and cash equivalents	$11,483	$12,162

Supplemental disclosures of cash flow information
Cash paid for:
Interest, net of amount capitalized	$373	$416
Income taxes, net of refunds	274	446
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	100	679
Reclassification of marketable securities to equity method investments	—	2,517
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
In July 2026, we refined our methodology for allocating network costs across our lines of business and expense categories to more closely reflect actual consumption. This change was a change in estimate and has been applied prospectively beginning July 1,

2026. As a result of this change, certain network costs previously recorded in cost of revenue are now recorded in operating expenses, with no impact on operating income, net income, or basic or diluted earnings per share.
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

	As of December 31, 2025				As of September 30, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$1,624	$—	$—	$1,624	$2,164	$—	$—	$2,164
U.S. government and agency securities	—	7,323	—	7,323	—	7,674	—	7,674
Commercial paper	—	715	—	715	—	887	—	887
Corporate bonds	—	2,194	—	2,194	—	2,282	—	2,282
Certificates of deposit	—	72	—	72	—	70	—	70
Mortgage-backed and asset-backed securities	—	22	—	22	—	98	—	98
Non-marketable equity securities (1)	—	—	69	69	—	—	—	—
Marketable equity securities	4,593	—	—	4,593	3,617	—	—	3,617
Note receivable from a related party (1)	—	—	190	190	—	—	—	—
Total Return Swaps	—	—	—	—	—	1,477	—	1,477
Derivative assets	—	—	13	13	—	6	119	125
Total financial assets	$6,217	$10,326	$272	$16,815	$5,781	$12,494	$119	$18,394
Financial Liabilities
2028 Exchangeable Senior Notes (2)	$—	$1,125	$—	$1,125	$—	$1,200	$—	$1,200
Derivative liabilities	—	5	—	5	—	1	134	135
Total financial liabilities	$—	$1,130	$—	$1,130	$—	$1,201	$134	$1,335

(1) Consisted of our investments in Neutron Holdings, Inc. (“Lime”) in preferred stock, common stock and convertible note receivable as we elected the fair value option for Lime related investments. Lime completed their initial public offering (“IPO”) on June 30, 2026 and started trading on July 1, 2026. Following Lime’s IPO, the preferred stock and convertible note receivable have been converted to common stock of Lime and Lime-related investments were transferred out of Level 3. 100% of our initial shares remain subject to lock-up restrictions through July 2027, and will be fully released by July 2028. For the shares purchased after the IPO, they are subject to lock-up restrictions through November 2026.
As of September 30, 2026, we own approximately 23% of Lime’s outstanding common stock, which gives us the ability to exercise significant influence. We elected the fair value option for the Lime common stock, which is classified as Level 1 marketable equity security.
(2) Refer to Note 5 – Debt and Credit Arrangements for further information.
Assets Measured at Fair Value on a Non-Recurring Basis
Our non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of our non-marketable equity securities is adjusted based on price changes from observable transactions of identical or similar securities of the same issuer (referred to as the measurement alternative) or for impairment. Any changes in carrying value are recorded within other income (expense), net in the condensed consolidated statements of operations.
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
Financial Assets Measured at Fair Value Using Level 3 Inputs
The following table presents a reconciliation of our financial assets measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Non-marketable equity securities	Note receivable	Embedded derivatives	Deal-Contingent Forward
Balance as of December 31, 2025	$69	$190	$13	$—
Change in fair value included in other income (expense), net	112	(20)	21	(134)
Purchases	—	—	110	—
Conversion	170	(170)	(25)	—
Transfer out of level 3	(351)	—	—	—
Balance as of September 30, 2026	$—	$—	$119	$(134)
We measure certain derivative instruments at fair value on a recurring basis, including embedded derivatives and a deal-contingent forward contract. These instruments are classified within Level 3 of the fair value hierarchy because their valuation incorporates significant unobservable inputs.
The fair value of the embedded derivatives is determined using a probability-weighted present value method. The valuation incorporates unobservable inputs, including probability of the contingent events occurring, expected timing of the contingent events and discount rates.
The fair value of the Deal-Contingent Forward is determined by comparing the contractual foreign exchange rates to market forward rates for future settlement dates, weighted for the expected likelihood and timing of the acquisition closing and discounted to the valuation date. Inputs are primarily observable and include foreign currency forward curves and interest rates.
Changes in the unobservable inputs used in the Level 3 valuations could result in higher or lower fair value measurements. The effect of changes in individual inputs may be affected by the interrelationship among those inputs and other factors incorporated into the valuation models.
Debt Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities (in millions):

	As of December 31, 2025
					Reported As
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and cash equivalent	Short-term investments	Restricted cash and cash equivalent	Restricted investments
U.S. government and agency securities	$7,315	$8	$—	$7,323	$40	$149	$304	$6,830
Commercial paper	715	—	—	715	553	75	—	87
Corporate bonds	2,190	4	—	2,194	—	271	26	1,897
Certificates of deposit	71	—	—	71	—	33	—	38
Mortgage-backed and asset-backed securities	22	—	—	22	—	—	—	22
Total	$10,313	$12	$—	$10,325	$593	$528	$330	$8,874

	As of September 30, 2026
					Reported As
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and cash equivalent	Short-term investments	Other Current Assets	Restricted cash and cash equivalent	Restricted investments
U.S. government and agency securities	$7,694	$—	$(20)	$7,674	$352	$109	$37	$574	$6,602
Commercial paper	887	—	—	887	720	96	—	25	46
Corporate bonds	2,286	1	(5)	2,282	—	256	10	6	2,010
Certificates of deposit	70	—	—	70	9	18	—	—	43
Mortgage-backed and asset-backed securities	98	—	—	98	—	31	—	—	67
Total	$11,035	$1	$(25)	$11,011	$1,081	$510	$47	$605	$8,768
As of December 31, 2025 and September 30, 2026, there were no allowance for credit losses related to our debt securities. The weighted-average remaining maturity of our debt securities was less than one year as of September 30, 2026.
Investments
Our investments on the condensed consolidated balance sheets consisted of the following (in millions):

	As of
	December 31, 2025	September 30, 2026
Non-marketable equity securities:
Didi	$3,011	$2,061
Other	1,455	2,297
Marketable equity securities:
Grab	2,674	1,667
Aurora (1)	1,252	870
Other	667	1,080
Note receivable	119	—
Investments	$9,178	$7,975
(1) In connection with our exchangeable senior notes due in 2028 (the “2028 Exchangeable Senior Notes”), as of December 31, 2025 and September 30, 2026, approximately 48% and 100%, respectively, of our Aurora Innovation, Inc. (“Aurora”) Class A common stock is pledged as collateral and cannot be sold or transferred during the term of the 2028 Exchangeable Senior Notes until the obligations are fulfilled or the pledged assets are otherwise released under a collateral agreement. Refer to Note 5 – Debt and Credit Arrangements for further information.
Non-marketable equity securities
The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a non-recurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in millions):

	As of
	December 31, 2025	September 30, 2026
Initial cost basis	$2,673	$3,557
Upward adjustments	3,726	3,920
Downward adjustments (including impairment)	(2,002)	(3,119)
Total carrying value at the end of the period	$4,397	$4,358
Gains and losses on equity securities
Gains and losses (including impairments), net, for equity securities included in other income (expense), net, are summarized below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Unrealized net gains (losses) on non-marketable equity securities	$784	$172	$975	$(800)
Unrealized net gains (losses) on marketable equity securities	680	(695)	509	233
Unrealized net gains (losses) recognized during the period on equity securities still held at the reporting date	1,464	(523)	1,484	(567)
Realized net gains (losses) on equity securities sold during the period	8	(38)	21	165
Total gains (losses) on equity securities in other income (expense), net	$1,472	$(561)	$1,505	$(402)

Non-marketable equity securities accounted for under the measurement alternative
Upward adjustments	760	172	950	205
Downward adjustments (including impairment)	—	—	—	(1,117)
In the table above, realized net gain (loss) on equity securities sold during the period reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period or the purchase date, if later.
Loan Receivables and Convertible Notes
Loan receivables and the majority of our convertible notes are recorded at amortized cost which includes unpaid principal balances and any related discount or premium, net of allowances for credit losses. The convertible notes provide us with the right to convert the outstanding principal into equity interests of the counterparty upon the occurrence of defined contractual events. These arrangements contain embedded derivatives, which are bifurcated and accounted for separately at fair value, with changes in fair value recognized in other income (expense), net. The loan receivable and note receivable are included within other non-current assets on our condensed consolidated balance sheets. As of December 31, 2025 and September 30, 2026, the carrying value of loan receivable and notes receivable was $632 million and $745 million, respectively.
Total Return Swaps (TRS)
During the three months ended June 30, 2026, we entered into TRS agreements for $1.6 billion in cash. We held TRS for investments and the underlying assets of TRS are Delivery Hero’s common stock. We accounted for the TRS at fair value on a recurring basis, with changes in fair value recognized in other income (expense), net. The TRS are included within other non-current assets on our condensed consolidated balance sheets. The carrying value of TRS as of September 30, 2026 is $1.5 billion. The fair value of the TRS was determined under the market approach using quoted prices of the underlying investments and, as such, is classified as level 2 of the valuation hierarchy.
Derivative Financial Instruments
We enter into derivative instruments, consisting of foreign exchange contracts, to mitigate forecasted transactions denominated in currencies other than the functional currency and the foreign currency exchange risk of our assets and liabilities. We do not use derivatives for trading or speculative purposes. We have master netting arrangements with certain counterparties to our foreign exchange contracts, which are designed to reduce credit risk by permitting net settlement of same type transactions with a single net amount payable by one party to the other. However, we elected to present derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheets. The foreign exchange contracts related derivatives are recorded at fair value and classified within Level 2 of the fair value hierarchy.
We also entered into a deal-contingent foreign exchange forward transaction (the "Deal-Contingent Forward") to manage the risk of variability in foreign exchange rates related to the euro-denominated purchase price of Delivery Hero. The Deal-Contingent

Forward was derived based on a variable forward rate, with settlement contingent upon the closing of the Delivery Hero Transaction. Although the Deal-Contingent Forward was an effective economic hedge, it did not qualify for hedge accounting. The Deal-Contingent Forward is classified as a Level 3 instrument within the fair value hierarchy.
We also have embedded derivatives from our investments, which are classified within Level 3 of the fair value hierarchy.
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
Net Investment Hedges
We designate foreign currency denominated debt as net investment hedges to hedge the foreign currency risks related to our equity method investments in foreign currencies. Net investment hedge amounts included in the assessment of hedge effectiveness are recognized within cumulative translation adjustment in AOCI. As of September 30, 2026, the notional amount of foreign currency debt designated as net investment hedge is $3.4 billion.
Derivatives Not Designated as Hedging Instruments
We utilize foreign exchange contracts not designated as hedging instruments to mitigate foreign currency exchange risk of our assets and liabilities. We also entered into the Deal-Contingent Forward to mitigate foreign exchange risk associated with the euro-denominated purchase price of Delivery Hero. Gains and losses on these derivatives are recognized in other income (expense), net in the condensed consolidated statements of operations, and the related cash flows are classified within investing activities in the condensed consolidated statements of cash flows.
The gross notional amount of our outstanding derivative instruments were as follows (in millions):

	December 31, 2025	September 30, 2026
Derivative designated as hedging instruments
Foreign exchange contracts	$378	$403
Derivatives not designated as hedging instruments
Foreign exchange contracts	1,595	1,649
Deal-Contingent Forward	—	6,816
Other contracts	100	230
As of December 31, 2025 and September 30, 2026 and for the three and nine months ended September 30, 2026, the fair value of outstanding derivative instruments, the effects of derivatives designated as hedging instruments recognized in other comprehensive income (loss), net, the amounts reclassified from AOCI, and the gains (losses) on derivative instruments not designated as hedging instruments recognized in other income (expense), net were immaterial to the condensed consolidated financial statements.
Note 3 – Equity Method Investments
The carrying value of our equity method investments were as follows (in millions):

	As of
	December 31, 2025	September 30, 2026
Delivery Hero	$—	$3,372
Careem Technologies	171	—
Other	116	126
Total equity method investments	$287	$3,498
Delivery Hero
In May 2024, we acquired 8.4 million ordinary shares of Delivery Hero SE ("Delivery Hero"), a publicly traded online food delivery platform headquartered in Berlin, Germany. The pre-existing equity interest was accounted for as marketable equity security measured at fair value on a recurring basis. During the three months ended June 30, 2026, we acquired an additional equity interest in Delivery Hero for total cash consideration of $2.3 billion, increasing our total ownership to 24.99%. We concluded that we have the ability to exercise significant influence over Delivery Hero and prospectively transitioned to the equity method of accounting during the period. Immediately prior to this transition, we recognized a gain of $1.0 billion during the six months ended June 30, 2026, which is included in the other income (expense), net on our condensed consolidated statements of operations.
The carrying value of the equity method investment is adjusted for our share in the income or losses of Delivery Hero and the amortization of basis difference described below, on a one-quarter lag, and our share of Delivery Hero's other comprehensive income (loss) in other comprehensive income (loss). These amounts were not material for the three and nine months ended September 30, 2026. The carrying value of our investment in Delivery Hero is also adjusted for currency translation adjustments representing fluctuations between the functional currency of the investee and the U.S. Dollar, which are recorded in other comprehensive income (loss).
The basis difference is related to the difference between the cost of the investment and our proportionate share of the net assets of Delivery Hero. The basis difference was primarily allocated to equity method goodwill and intangible assets. We amortize the basis difference attributable to the intangible assets on a straight-line basis over the estimated useful lives of the underlying assets, which had a weighted-average life of approximately 7.2 years as of September 30, 2026. Equity method goodwill is not amortized. The fair value of our investment in Delivery Hero, based on its quoted market price, was $3.1 billion and our ownership of Delivery Hero was 24.5% as of September 30, 2026.
The table below provides the composition of the basis difference (in millions):

As of September 30, 2026
Equity method goodwill	$2,520
Intangible assets, net of accumulated amortization	696
Deferred tax liabilities	(192)
Basis difference	$3,024
Pending Acquisition of Delivery Hero
On July 16, 2026, we entered into a business combination agreement with Delivery Hero. Pursuant to the agreement, Uber has launched a voluntary public takeover offer to acquire Delivery Hero. Under the terms of the takeover offer, Uber is offering Delivery Hero shareholders cash consideration of €41.50 per share, representing an equity value of $14.8 billion (implied for 100% of Delivery Hero). The takeover offer is subject to a minimum acceptance threshold of 50% plus one share of Delivery Hero's outstanding share capital (inclusive of shares owned by Uber) and certain further conditions, including receipt of certain merger control and financial regulatory clearances. The transaction is expected to close in the second half of 2027.
We will fund the takeover offer through existing cash on our balance sheet and new debt financing. On July 16, 2026, we executed a bridge credit agreement, which provided for €14.2 billion in aggregate amount of commitments for senior unsecured loans. On August 6, 2026, we entered into a €4.0 billion term loan credit agreement, reducing the commitments under the bridge credit agreement by the same amount.
The proceeds of any loans under the term loan credit agreement will be used to finance the takeover offer, to provide funding for related transactions, to refinance certain indebtedness of Delivery Hero and for the payment of related transaction costs. Loans under the term loan credit agreement will bear interest at EURIBOR plus an applicable margin. The term loan credit agreement is unsecured and is not guaranteed by any subsidiary of Uber, and contains certain customary covenants restricting our and certain of our subsidiaries' ability to incur liens, certain of our subsidiaries' ability to incur debt, and our ability to undergo certain fundamental changes, as well as a financial covenant. The term loan credit agreement also contains customary events of default.
As of September 30, 2026, no funds have been drawn under the bridge and term loan credit agreement, and we were in compliance with all covenants in the bridge and term loan credit agreement.
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

On July 31, 2026, we acquired an additional ownership interest in Careem Technologies, resulting in an approximately 60% ownership interest. The acquisition provided us control of the entity and we began consolidating its results on the acquisition date. The acquisition will further integrate Careem Technologies’ delivery and payments offerings with our operations in the Middle East.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Goodwill	375
Intangible assets	164
Tangible assets (liabilities), net	5
Less: Redeemable non-controlling interests	(166)
Net assets acquired	$378
The acquired intangible assets were $164 million with a useful life between 1 and 14 years and a weighted average useful life of 7 years. Goodwill was assigned to the Delivery segment.
The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to anticipated operational synergies and the assembled workforce of Careem Technologies. The purchase price allocation is preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available.
The results of Careem Technologies were included in our condensed consolidated financial statements from the date of acquisition. For the period from July 31, 2026 to September 30, 2026, Careem Technologies contributed an immaterial amount of revenue and loss before taxes.
e& retained an approximately 40% non-controlling interest in Careem Technologies following the acquisition. The non-controlling interest is classified as redeemable non-controlling interest. See Note 13 – Non-Controlling Interests for additional information.
Note 4 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying value of goodwill by segment (in millions):

	Mobility	Delivery	Freight	Total Goodwill
Balance as of December 31, 2025	$2,409	$5,080	$1,442	$8,931
Acquisitions	953	707	—	1,660
Foreign currency translation and other adjustments	(10)	(4)	—	(14)
Balance as of September 30, 2026	$3,352	$5,783	$1,442	$10,577
Intangible Assets
The components of intangible assets, net were as follows (in millions, except years):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
December 31, 2025
Consumer, Merchant and other relationships	$1,904	$(1,083)	$821	8
Developed technology	930	(754)	176	3
Trade name, trademarks and other	183	(132)	51	3
Intangible assets	$3,017	$(1,969)	$1,048

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life - Years
September 30, 2026
Consumer, Merchant and other relationships	$2,238	$(1,204)	$1,034	8
Developed technology	1,055	(813)	242	3
Trade name, trademarks and other	240	(146)	94	4
Intangible assets	$3,533	$(2,163)	$1,370
Amortization expense for intangible assets subject to amortization was $72 million and $83 million for the three months ended September 30, 2025 and 2026, respectively. Amortization expense for intangible assets subject to amortization was $201 million and $206 million for nine months ended September 30, 2025 and 2026, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2026 is summarized below (in millions):

Estimated Future Amortization Expense
Year Ending December 31,
Remainder of 2026	$88
2027	304
2028	207
2029	157
2030	152
Thereafter	450
Total	$1,358
Note 5 – Debt and Credit Arrangements
Components of debt, including the associated effective interest rates and maturities were as follows (in millions, except for percentages):

	As of
	December 31, 2025	September 30, 2026	Stated Interest Rates	Effective Interest Rates	Maturities
2028 Convertible Notes	1,725	1,725	0.875%	1.1%	December 2028
2028 Exchangeable Senior Notes	1,125	1,200	0.00%	0.0%	May 2028
2029 Senior Notes	1,500	1,500	4.50%	4.7%	August 2029
2030 Senior Notes	1,250	1,250	4.30%	4.5%	January 2030
2031 Senior Notes	1,000	1,000	4.15%	4.3%	January 2031
2034 Senior Notes	1,500	1,500	4.80%	4.9%	September 2034
2035 Senior Notes	1,250	1,250	4.80%	5.0%	September 2035
2054 Senior Notes	1,250	1,250	5.35%	5.4%	September 2054
2029 Euro Senior Notes	—	852	3.75%	4.1%	September 2029
2032 Euro Senior Notes	—	1,136	4.13%	4.4%	September 2032
2034 Euro Senior Notes	—	1,136	4.38%	4.6%	September 2034
2038 Euro Senior Notes	—	1,136	4.75%	5.0%	September 2038
2046 Euro Senior Notes	—	852	5.25%	5.5%	September 2046
Total debt (1)	10,600	15,787
Less: unamortized discount and issuance costs	(79)	(123)
Total long-term debt	$10,521	$15,664
(1) The total fair value of our outstanding debt was $11.1 billion and $15.4 billion as of December 31, 2025 and September 30, 2026, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.

Euro Senior Notes
On September 15, 2026, we issued €4.5 billion aggregate principal amount of Euro-denominated Senior Notes in five tranches maturing September 2029 through September 2046, collectively referred to as the “Euro Senior Notes.” We received net proceeds of approximately €4.5 billion, or $5.2 billion based on the exchange rate on the settlement date, after underwriting discounts and offering expenses. We intend to use the net proceeds for general corporate purposes.
Our Euro Senior Notes are senior unsecured obligations of us and rank equally in right of payment with our existing and future senior unsecured and unsubordinated indebtedness. The Euro Senior Notes are not guaranteed by any of our subsidiaries. Interest on the Euro Senior Notes is payable annually in arrears on September 15 of each year, beginning on September 15, 2027. The entire principal amounts of the Euro Senior Notes are due at the respective maturity dates, and we may redeem the Euro Senior Notes at any time, in whole or in part, at specified redemption prices plus accrued and unpaid interest. Payments are generally required to be made in euros.
The indenture governing the Euro Senior Notes contains customary covenants that, subject to exceptions and qualifications, limit our and certain of our subsidiaries' ability to create certain liens, enter into certain sale-and-leaseback transactions, and our ability to consolidate or merge with another entity or transfer all or substantially all of our and our subsidiaries' assets. The indenture does not contain financial maintenance covenants or a general restriction on our ability to incur additional indebtedness.
The Euro Senior Notes are denominated in euros, which is a currency other than our functional currency. The carrying amounts of the Euro Senior Notes are remeasured into U.S. dollars using the exchange rate in effect at each reporting date. Foreign currency transaction gains and losses resulting from remeasurement are included in foreign currency exchange gains (losses), net within other income (expense), net. We designated certain portion of the Euro Senior Notes as net investment hedges to hedge the foreign currency risks related to our equity method investments in foreign currencies. Refer to Note 2 – Financial Instruments for further information.
2026 Term Loan
In June 2026, we entered into a Term Loan Credit Agreement providing for an unsecured term loan credit facility with aggregate commitments of up to $3.0 billion. The facility bore interest at Term SOFR plus 0.825% or the applicable base rate, at our election, and permitted borrowings through August 2, 2026, after which any undrawn commitments expired. As of June 30, 2026, we borrowed $2.0 billion under the facility and had remaining available commitments of $1.0 billion. The proceeds under the term loan facility were for general corporate purposes. In September 2026, we fully repaid the 2026 Term Loan and recognized an immaterial loss on debt extinguishment in other income (expense), net on our condensed consolidated statement of operations.
Senior Notes
The 2030, 2031, 2034, 2035 and 2054 senior notes are our unsecured debt obligations. The 2029 senior notes were guaranteed by certain of our material domestic restricted subsidiaries; such guarantees were released pursuant to the indenture following the 2029 senior notes receiving investment grade ratings and may be reinstated if such notes cease to be rated investment grade or upon certain other events. The 2029, 2030, 2031, 2034, 2035 and 2054 senior notes are collectively referred to as “Senior Notes”. Interest on our U.S. dollar-denominated Senior Notes is payable semi-annually in arrears. The entire principal amounts of the Senior Notes are due at the respective maturity dates, and we may redeem the Senior Notes at any time, in whole or in part, at specified redemption prices. The indentures governing the U.S. dollar-denominated Senior Notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt and incur liens, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants as of September 30, 2026.
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
As of September 30, 2026, none of the conditions that would permit holders of the 2028 Convertible Notes to convert their notes prior to maturity were satisfied. In the event holders become entitled to convert the notes, we have the intent and ability to refinance the 2028 Convertible Notes on a long-term basis using our existing revolving credit agreement as described below. Accordingly, the 2028 Convertible Notes remain classified as long-term debt as of September 30, 2026. The initial conversion rate is 13.7848 shares of the common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $72.54 per share of the common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Upon conversion of the 2028 Convertible Notes, we must pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.
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
The fair value of our 2028 Convertible Notes was $2.0 billion as of September 30, 2026 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
For the three and nine months ended September 30, 2025 and 2026, interest expense with respect to our convertible notes, which includes the amortization of debt discount and issuance costs, was immaterial.
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
The initial exchange rate is 117.6471 shares of the Aurora Class A common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.50 per share of the Aurora Class A common stock. The exchange rate will be subject to adjustment in some events. In addition, following certain corporate events involving us or Aurora that occur prior to the maturity date or if we deliver a notice of redemption, Uber will, in certain circumstances, increase the exchange rate for a holder who elects to exchange its notes in connection with such a corporate event or exchange its 2028 Exchangeable Senior Notes called (or deemed called) for redemption during the related redemption period, as the case may be.
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

As of September 30, 2026, none of the conditions permitting the holders of the 2028 Exchangeable Senior Notes to exchange their notes early had been met. Therefore, the 2028 Exchangeable Senior Notes were classified as long-term.
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
Credit Agreement
On August 6, 2026, we entered into a Revolving Credit Agreement (“Credit Agreement”) that provides for $7.7 billion in aggregate amount of commitments for senior unsecured revolving loans, which will mature on August 6, 2031 unless otherwise extended in accordance with the terms of the Credit Agreement. The Credit Agreement replaced our prior credit agreement entered into in September 2024, which provided for $5.0 billion in aggregate amount of commitments and was scheduled to mature in September 2029, and which was terminated concurrently with our entry into the Credit Agreement. There were no borrowings outstanding under the prior credit agreement at the time of its termination. At closing, approximately $324 million of letters of credit have been issued under the Credit Agreement, transitioned from outstanding letters of credit under the then-existing revolving credit agreement, but no borrowings have been drawn.
The Credit Agreement provides that we may obtain, subject to the satisfaction of customary conditions, loans in U.S. Dollars or certain alternate currencies. Proceeds from any borrowings under the Credit Agreement may be used for general corporate purposes. The Credit Agreement is unsecured and is not guaranteed by our subsidiaries. Loans under the Credit Agreement will bear interest, at the option of the Company, at either the term SOFR rate (determined in accordance with the Credit Agreement) plus an applicable margin or the base rate (determined in accordance with the Credit Agreement) plus an applicable margin. Loans denominated in alternative currencies will bear interest at the applicable alternative currency rate plus an applicable margin.
The Credit Agreement contains customary covenants restricting our and certain of our subsidiaries' ability to incur liens, certain of our subsidiaries' ability to incur debt, and our ability to undergo certain fundamental changes, as well as a financial covenant. The Credit Agreement also contains customary events of default. As of December 31, 2025 and September 30, 2026, there was no balance outstanding on the Credit Agreement, and we were in compliance with all covenants in the Credit Agreement.
Letters of Credit
For purposes of securing obligations related to leases, insurance contracts, and other contractual obligations, we also maintain agreements for letters of credit. As of December 31, 2025 and September 30, 2026, we had letters of credit outstanding of $1.9 billion and $2.1 billion, respectively, of which the letters of credit that reduced the available credit under the Credit Agreement were $343 million and $351 million, respectively.
Commercial Paper
In June 2025, we established a commercial paper program (the “Program”) under which we may issue unsecured commercial paper notes, not to exceed $2.0 billion outstanding at any time, with maturities of up to 397 days. The commercial paper notes will rank at least pari passu in right of payment with all of our other unsecured and unsubordinated indebtedness except any indebtedness owing to creditors whose claims are mandatorily preferred by laws of general application. We intend to use the net proceeds of the Program for general corporate purposes. As of September 30, 2026, we had no commercial paper notes outstanding.

Note 6 – Supplemental Financial Statement Information
Accounts Receivable
The allowance for credit losses on accounts receivable was $91 million and $118 million as of December 31, 2025 and September 30, 2026, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in millions):

	As of
	December 31, 2025	September 30, 2026
Prepaid expenses	$408	$525
Other current assets	1,494	2,233
Prepaid expenses and other current assets	$1,902	$2,758
Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows (in millions):

	As of
	December 31, 2025	September 30, 2026
Accrued legal, regulatory and non-income taxes	$2,052	$2,205
Accrued Drivers and Merchants liability	1,626	1,936
Accrued compensation and employee benefits	777	817
Income and other tax liabilities	1,033	1,020
Other	2,263	2,653
Accrued and other current liabilities	$7,751	$8,631
Other Long-Term Liabilities
Other non-current liabilities were as follows (in millions):

	As of
	December 31, 2025	September 30, 2026
Deferred tax liabilities	$31	$25
Other	381	523
Other non-current liabilities	$412	$548
Other Income (Expense), Net
The components of other income (expense), net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Foreign currency exchange gains (losses), net	$(35)	$(228)	$112	$(197)
Gains (losses) on debt and equity securities, net	1,471	(476)	1,505	(338)
Other, net	(10)	88	(117)	(233)
Other income (expense), net	$1,426	$(616)	$1,500	$(768)
Note 7 – Stockholders' Equity
Stock Option and SAR Activity
A summary of stock option and SAR activity for the nine months ended September 30, 2026 is as follows (in millions, except share amounts which are reflected in thousands, per share amounts, and years):

	SARs Outstanding Number of SARs	Options Outstanding Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2025	16	5,868	$48.72	4.79	$194
Granted	—	620	$75.51
Exercised	(9)	(608)	$38.90
Canceled and forfeited	—	(331)	$58.34
As of September 30, 2026	7	5,549	$52.23	4.27	$100
Exercisable as of September 30, 2026	7	3,258	$42.21	3.43	$88
RSU Activity
The following table summarizes the activity related to our RSUs for the nine months ended September 30, 2026 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2025	57,654	$65.69
Granted	41,401	$73.39
Vested	(25,268)	$58.75
Canceled and forfeited	(8,248)	$70.20
Unvested and outstanding as of September 30, 2026	65,539	$72.66
Stock-Based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Operations and support	$58	$67	$169	$198
Sales and marketing	26	28	78	80
Research and development	278	333	826	955
General and administrative	103	166	302	390
Total	$465	$594	$1,375	$1,623
As of September 30, 2026, there was $4.2 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.81 years.
The income tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation expense were not material during the three months ended September 30, 2025 and 2026, respectively, and were $363 million and $392 million during the nine months ended September 30, 2025 and 2026, respectively
Share Repurchase Program
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
During the three and nine months ended September 30, 2026, we repurchased, and subsequently retired, 10.0 million and 56.6 million shares of common stock for $750 million and $4.3 billion, respectively, excluding broker commissions and fees. As of September 30, 2026, we had approximately $15.0 billion available to repurchase shares pursuant to the Share Repurchase Program.

The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases. During the three and nine months ended September 30, 2025 and 2026, the excise tax on net share repurchases was not material.
Note 8 – Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded an income tax expense/(benefit) of $(4.0) billion and $(4.3) billion for the three and nine months ended September 30, 2025, respectively, and $244 million and $1.3 billion for the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the income tax expense was primarily driven by the release of our valuation allowance on the Netherlands’ deferred tax assets, offset by tax expense on our earnings. During the three months ended September 30, 2026, the income tax expense was primarily driven by the tax expense on our earnings, offset by the deferred U.S. tax impact related to our equity securities. During the nine months ended September 30, 2026, the income tax expense was primarily driven by the tax expense on our earnings and the deferred U.S. tax impact related to our equity securities.
During the nine months ended September 30, 2026, the movement in our gross unrecognized tax benefits is not material.
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
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except share amounts which are reflected in thousands, and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Basic net income per share:
Numerator
Net income including non-controlling interests	$6,652	$569	$9,776	$3,267
Net income attributable to non-controlling interests, net of tax	26	57	19	98
Net income attributable to common stockholders	$6,626	$512	$9,757	$3,169
Denominator
Basic weighted-average common stock outstanding	2,084,180	2,038,364	2,089,220	2,042,245
Basic net income per share attributable to common stockholders (1)	$3.18	$0.25	$4.67	$1.55
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$6,626	$512	$9,757	$3,169
Assumed net loss attributable to Freight Holding contingently issuable shares	(13)	—	(40)	—
Diluted net income attributable to common stockholders	$6,613	$512	$9,717	$3,169

Denominator
Number of shares used in basic net income per share computation	2,084,180	2,038,364	2,089,220	2,042,245
Dilutive effect of equity awards	30,106	9,595	28,510	12,094
Dilutive effect of Freight Holding contingently issuable shares	522	—	794	7
Dilutive effect of conversion of debt securities	7,262	191	3,448	604
Dilutive effect of other contingently issuable shares	2,321	2,174	2,321	2,272
Diluted weighted-average common stock outstanding	2,124,391	2,050,324	2,124,293	2,057,222
Diluted net income per share attributable to common stockholders (1)	$3.11	$0.25	$4.57	$1.54
(1) Per share amounts are calculated using unrounded numbers and therefore may not recalculate.
During the three and nine months ended September 30, 2025, approximately 3 million shares of common stock underlying equity awards were excluded from the computation of diluted net income per share during the periods presented because their effect would have been antidilutive.
During the three and nine months ended September 30, 2026, approximately 53 million and 13 million, respectively, shares of common stock underlying equity awards were excluded from the computation of diluted net income per share during the periods presented because their effect would have been antidilutive.
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
The following tables provides information about our segments and a reconciliation to income before income taxes and loss from equity method investments (in millions):

	Three Months Ended September 30, 2025
	Mobility	Delivery	Freight	Total
Revenue (1)	$7,682	$4,477	$1,308	$13,467
Platform Participant direct transaction costs (2)	(2,359)	(1,874)	(1,181)	(5,414)
Other (3)	(3,459)	(1,792)	(167)	(5,418)
Segment Operating Income (Loss)	$1,864	$811	$(40)	2,635
Reconciling items:
Corporate G&A and Platform R&D (4)				(960)
Amortization of acquired intangible assets				(72)
Legal, non-income tax, and regulatory reserve changes and settlements (5)				(479)
Goodwill and asset impairments/loss on sale of assets				(2)
Acquisition, financing and divestitures related expenses				(6)
Restructuring and related charges				(3)
Income from operations				1,113
Interest expense				(112)
Interest income				193
Other income (expense), net				1,426
Income before income taxes and income/loss from equity method investments				$2,620

	Three Months Ended September 30, 2026
	Mobility	Delivery	Freight	Total
Revenue (1)	$7,520	$5,488	$1,758	$14,766
Platform Participant direct transaction costs (2)	(1,427)	(2,304)	(1,615)	(5,346)
Other (3)	(3,731)	(2,127)	(176)	(6,034)
Segment Operating Income (Loss)	2,362	1,057	(33)	3,386
Reconciling items:
Corporate G&A and Platform R&D (4)				(1,082)
Amortization of acquired intangible assets				(82)
Legal, non-income tax, and regulatory reserve changes and settlements (5)				(484)
Acquisition, financing and divestitures related expenses				(55)
Restructuring and related charges				(186)
Settlement of legacy awards				(50)
Income from operations				1,447
Interest expense				(152)
Interest income				176
Other income (expense), net				(616)
Income before income taxes and income/loss from equity method investments				$855

	Nine Months Ended September 30, 2025
	Mobility	Delivery	Freight	Total
Revenue (1)	$21,466	$12,356	$3,829	$37,651
Platform Participant direct transaction costs (2)	(6,188)	(5,029)	(3,448)	(14,665)
Other (3)	(10,098)	(5,079)	(472)	(15,649)
Segment Operating Income (Loss)	$5,180	$2,248	$(91)	7,337
Reconciling items:
Corporate G&A and Platform R&D (4)				(2,802)
Amortization of acquired intangible assets				(201)
Legal, non-income tax, and regulatory reserve changes and settlements (5)				(507)
Goodwill and asset impairments/loss on sale of assets				(2)
Acquisition, financing and divestitures related expenses				(28)
Loss on lease arrangement, net				(2)
Restructuring and related charges				(4)
Income from operations				3,791
Interest expense				(325)
Interest income				543
Other income (expense), net				1,500
Income before income taxes and income/loss from equity method investments				$5,509

	Nine Months Ended September 30, 2026
	Mobility	Delivery	Freight	Total
Revenue (1)	$21,681	$15,801	$4,678	$42,160
Platform Participant direct transaction costs (2)	(4,049)	(6,621)	(4,283)	(14,953)
Other (3)	(11,026)	(6,107)	(482)	(17,615)
Segment Operating Income (Loss)	$6,606	$3,073	$(87)	9,592
Reconciling items:
Corporate G&A and Platform R&D (4)				(3,262)
Amortization of acquired intangible assets				(202)
Legal, non-income tax, and regulatory reserve changes and settlements (5)				(496)
Goodwill and asset impairments/loss on sale of assets				(4)
Acquisition, financing and divestitures related expenses				(111)
Loss on lease arrangement, net				(5)
Restructuring and related charges				(202)
Settlement of legacy awards				(50)
Income from operations				5,260
Interest expense				(387)
Interest income				523
Other income (expense), net				(768)
Income before income taxes and income/loss from equity method investments				$4,628
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
Geographic Information
The following table presents our revenues disaggregated by geographical region. Revenue by geographical region is based on where the transaction occurred. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
United States and Canada ("US&CAN")	$6,698	$7,814	$19,478	$22,552
Latin America ("LatAm")	829	1,100	2,335	3,099
Europe, Middle East and Africa ("EMEA")	4,388	3,975	11,606	11,147
Asia Pacific ("APAC")	1,552	1,877	4,232	5,362
Total revenue	$13,467	$14,766	$37,651	$42,160
Note 11 – Commitments and Contingencies
Contingencies
From time to time, we are a party to various claims, non-income tax audits and litigation in the normal course of business. As of December 31, 2025 and September 30, 2026, we had recorded aggregate liabilities of $2.1 billion and $2.2 billion, respectively, of which $215 million and $586 million, respectively, relate to non-income tax matters in accrued and other current liabilities on the condensed consolidated balance sheets for all of our legal, regulatory and non-income tax matters that were probable and reasonably estimable.
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
The California Supreme Court declined the petition for review on February 10, 2021. The lawsuit was returned to the trial court following the appellate proceedings on February 22, 2021. On April 12, 2021, the California Attorney General, Uber and Lyft filed a stipulation to dissolve the preliminary injunction with the trial court. On April 16, 2021, the trial court signed an order granting the stipulation. Although the preliminary injunction has been dissolved, the lawsuit remains ongoing relating to claims by the California Attorney General for periods prior to enactment of Proposition 22. The parties petitioned to stay this matter pending coordination with other California employment related matters, which was granted and a coordination judge was assigned. The case had been stayed pending appeal of the denial of a motion to compel arbitration, however the California Supreme Court denied review on January 17, 2024, and the case was remitted back to the Superior Court on January 29, 2024 for further proceedings. On July 2, 2024, the Superior Court lifted the stay. We intend to continue to vigorously defend ourselves. The ultimate resolution of these matters is uncertain and the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2026.
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
The ultimate resolution of the matters before the social security authorities is uncertain and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2026.
URSSAF Assessment
In December 2024, the Social Security authorities in France (“URSSAF”) issued a letter of observations to Uber, proposing a reassessment of social security contributions. In February 2025, Uber submitted a formal response, strongly contesting the basis of URSSAF's position. URSSAF replied with an assessment in June 2025, which Uber has appealed and vigorously challenged. The ultimate resolution of the matter is uncertain and the amount accrued is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2026.
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
In 2023, the NJDOL initiated an audit for the period of 2019 through the second quarter of 2023. In December 2024, the NJDOL issued a preliminary assessment, which Uber immediately disputed and requested a Hearing for Redetermination of the assessment. The case is currently being litigated before the New Jersey Office of Administrative Law. The ultimate resolution of the NJDOL matters is uncertain, and the amount accrued for those matters is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2026.
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
As of September 30, 2026, we have received multiple assessments from His Majesty's Revenue & Customs (“HMRC”) disputing our application of VAT Order 1987 for the period of March 2022 to December 2025, totaling approximately $3.4 billion (£2.6 billion) for unpaid VAT. Uber paid $1.9 billion (£1.4 billion) and expects to pay the outstanding balance of $1.5 billion (£1.2 billion) of the assessed amounts in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
The payments made in 2023 through 2025 are recorded as a receivable in other assets on our condensed consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. Payments for the outstanding balance would decrease operating cash flow and have no impact on our results of operations. For periods March 2022 to December 2025, we plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal. In addition, the application of VAT rules to our UK operations following the January 2, 2026 legislative changes involves significant judgment and could be subject to challenge by HMRC.
Australia Payroll Tax
On November 3, 2026, the High Court of Australia ruled against us in our challenge to New South Wales (“NSW”) payroll tax assessments for July 2014 through June 2020. Given the unprecedented nature of this ruling, we evaluated the impact to other relevant Australian states and territories. The amount accrued for this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2026.
Other Legal and Regulatory Matters
We have been or are currently subject to various government inquiries and investigations surrounding the legality of certain of our business practices, compliance with antitrust, anti-bribery and anti-corruption laws (including the Foreign Corrupt Practices Act) and other global regulatory requirements, labor laws, securities laws, data protection and privacy laws, consumer protection laws, environmental laws, anti-discrimination law, and the infringement of certain intellectual property rights. We are investigating many of these matters and are implementing a number of recommendations to our managerial, operational and compliance practices, as well as strengthening our overall governance structure. In many cases, we are unable to predict the outcomes and implications of these inquiries and investigations on our business, which could be time consuming, costly to investigate, and require significant management attention. Furthermore, the outcome of these inquiries and investigations could negatively impact our business, reputation, financial condition, and operating results, including possible fines and penalties and requiring changes to operational activities and procedures.
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
Uber Freight Holding Corporation
Total assets included on the condensed consolidated balance sheets for our consolidated VIE, Uber Freight Holding Corporation (“Freight Holding”), as of December 31, 2025 and September 30, 2026 were $3.3 billion and $3.6 billion, respectively. Total liabilities included on the condensed consolidated balance sheets as of December 31, 2025 and September 30, 2026 were $726 million and $954 million, respectively.
As of September 30, 2026, we own the majority of the issued and outstanding capital stock of Freight Holding and report a non-controlling interest as further described in Note 13 – Non-Controlling Interests.
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
Our carrying amounts of assets recognized on the condensed consolidated balance sheets and maximum exposure to loss related to unconsolidated VIEs were (in millions):

	As of
	December 31, 2025	September 30, 2026
Total assets (1)	$1,329	$1,176
Maximum exposure to loss (2)	1,509	1,260
(1) Total assets includes a term loan to Moove Cars Mobility (“Moove”). As of December 31, 2025 and September 30, 2026, the term loan to Moove was $384 million and $449 million, respectively, and accounted for as a loan receivable, carried at amortized cost recorded within other non-current assets on the condensed consolidated balance sheets. In 2021, we entered into and completed a series of agreements with Moove, including (i) an equity investment, through preferred shares, (ii) a term loan to Moove, and (iii) a commercial partnership agreement. After this series of agreements, Moove is considered a related party. Our carrying amounts of liabilities recognized on the condensed consolidated balance sheets were not material as of December 31, 2025 and September 30, 2026.
(2) Our maximum exposure to loss includes the carrying amounts of assets and liabilities recognized on our condensed consolidated balance sheets as well as immaterial financial guarantees.

Note 13 – Non-Controlling Interests
Freight Holding
As of both December 31, 2025 and September 30, 2026, we owned 90% of our subsidiary Freight Holding’s capital stock, or 85% and 89%, respectively, on a fully-diluted basis. The minority stockholders of Freight Holding include, among others: (i) holders of Freight Holding’s Series A and A-1 Preferred Stock; and (ii) holders of common equity awards issued under the employee equity incentive plans.
Freight Holding Supplier Financing Program
Freight Holding utilizes a third-party financial institution that allows our suppliers to be paid by the third-party financial institution earlier than the due date on the applicable invoice at a discounted price. In general, supplier invoices financed by the third-party financial institution are due for payment by Freight Holding within 30 days. As of December 31, 2025 and September 30, 2026, the liabilities related to the supplier financing program were immaterial and the amounts are included within accounts payable on the condensed consolidated balance sheets.
Trendyol GO
On June 17, 2025, we closed the acquisition of an 85% controlling stake in Trendyol GO. As of September 30, 2026, our controlling stake in Trendyol GO was 92%. The non-controlling interest in Trendyol GO was classified as redeemable non-controlling interest as it is subject to a put/call agreement that is not solely within our control. The put or call is exercisable in the first quarter of 2031. At each balance sheet date, the carrying value of the redeemable non-controlling interest is adjusted to the estimated redemption value to the extent required. There were no material adjustments for the three and nine months ended September 30, 2026.
Careem Technologies
On July 31, 2026, we obtained a controlling financial interest in Careem Technologies and began consolidating its results. Refer to Note 3 – Equity Method Investments for further information. As of September 30, 2026, the non-controlling interest in Careem Technologies was classified as redeemable non-controlling interest as e& has the right to require us to purchase its remaining interest during the option period beginning in December 2031. At each balance sheet date, the carrying value of the redeemable non-controlling interest will be adjusted to the estimated redemption value to the extent required. There were immaterial adjustments for the three months ended September 30, 2026.
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
Total acquired intangible assets were $165 million with a useful life between 3 and 10 years and a weighted average useful life of 8 years. Goodwill was assigned to the Mobility segment. The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill, which is not deductible for tax purposes.
Getir Food Delivery
On July 1, 2026, we acquired 100% of the outstanding equity of Getir Perakende Lojistik A.Ş.'s (“Getir”) food delivery business, an online food delivery platform in Türkiye. The total purchase price was $361 million in cash. The acquisition will expand our Delivery business in the Turkish market.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Goodwill	297
Intangible assets	74
Tangible assets (liabilities), net	$(10)
Net assets acquired	$361
Total acquired intangible assets were $74 million with a useful life between 1 and 8 years and a weighted average useful life of 7 years. Goodwill was assigned to the Delivery segment. The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill, which is deductible for tax purposes.
Blacklane
On August 13, 2026, we acquired 100% of the outstanding equity of Blacklane GmbH (“Blacklane”), a Berlin-based global chauffeur service provider. The total purchase price was $554 million in cash. The acquisition will expand our premium and executive transportation offerings globally.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Goodwill	439
Intangible assets	95
Tangible assets (liabilities), net	20
Net assets acquired	$554
Total acquired intangible assets were $95 million with a useful life between 1 and 9 years and a weighted average useful life of 7 years. Goodwill was assigned to the Mobility segment. The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill, which is not deductible for tax purposes.
For all acquisitions discussed above, goodwill is primarily attributable to anticipated operational synergies and the assembled workforce of acquired businesses. The purchase price allocations are preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. The results of acquired businesses were included in our condensed consolidated financial statements from their respective acquisition dates. For the three and nine months ended September 30, 2026, acquired businesses collectively contributed an immaterial amount of revenue and loss before taxes.
Pending Acquisition of ezCater
On October 5, 2026, we entered into an agreement to acquire ezCater, Inc., a leading U.S. platform for catering and workplace meals, for approximately $2.3 billion in cash. The transaction is expected to close in the coming months, subject to regulatory approvals and other customary closing conditions.

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

Financial and Operational Highlights

	Three Months Ended September 30,
(In millions, except percentages and per share amounts)	2025	2026	% Change	% Change (Constant Currency (1))
Monthly Active Platform Consumers (“MAPCs”) (2)	189	215	14%
Trips (2)	3,512	4,061	16%
Gross Bookings (2)	$49,740	$59,819	20%	20%
Revenue	$13,467	$14,766	10%	10%
Income from operations	$1,113	$1,447	30%
Net income attributable to Uber Technologies, Inc.	$6,626	$512	(92)%
GAAP Diluted EPS	$3.11	$0.25	(92)%

	Nine Months Ended September 30,
	2025	2026	% Change
Net cash provided by operating activities	$7,216	$7,852	9%
Free cash flow (1)	$6,955	$7,613	9%
(1) See the section titled “Reconciliations of Non-GAAP Financial Measures” for more information and reconciliations to the most directly comparable GAAP financial measure.
(2) See the section titled “Certain Key Metrics” for more information.
Highlights for the Third Quarter 2026
Trips increased to 4.1 billion in the third quarter of 2026, up 16% year-over-year, driven by MAPCs growth of 14% year-over-year and monthly Trips per MAPC growth of 2% YoY.
Overall Gross Bookings increased to $59.8 billion in the third quarter of 2026, up 20% on a constant currency basis, compared to the same period in 2025. Mobility Gross Bookings grew 17% year-over-year, on a constant currency basis, primarily due to an increase in Mobility Trip volumes. Delivery Gross Bookings grew 23% year-over-year, on a constant currency basis, primarily driven by an increase in Delivery Trip volumes. Freight Gross Bookings grew 35% year-over-year, on a constant currency basis, primarily driven by an increase in gross booking per trip.
Revenue was $14.8 billion, up 10% year-over-year, primarily attributable to an increase in Gross Bookings of 20%. The increase in Gross Bookings was primarily driven by an increase in Trip volumes. The increase in revenue was partially offset by Mobility business model changes in the United Kingdom (“UK”) that negatively impacted revenue by $1.1 billion.
Net income attributable to Uber Technologies, Inc. was $512 million, which includes a $476 million net loss (pre-tax) from revaluations of equity securities, including: a $354 million loss on our Grab investment and a $239 million loss on our Aurora investment, offset by a $161 million gain on our Didi investment.
Unrestricted cash, cash equivalents, and short-term investments were $10.1 billion at the end of the third quarter.
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
Effective July 1, 2026, we implemented a change in our methodology for allocating network costs across our lines of business and expense categories to more closely reflect actual consumption. As a result of this change, certain network costs previously recorded in cost of revenue are now recorded in operating expenses.
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
Loss from Equity Method Investments
Loss from equity method investments primarily includes the results of our share of income/loss from our equity method investments.

Results of Operations
The following table summarizes our condensed consolidated statements of operations for each of the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

Revenue	$13,467	14,766	$37,651	$42,160
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	8,109	8,349	22,657	23,422
Operations and support	735	875	2,099	2,443
Sales and marketing	1,277	1,563	3,544	4,404
Research and development	862	1,273	2,517	3,267
General and administrative	1,183	1,047	2,509	2,780
Depreciation and amortization	188	212	534	584
Total costs and expenses	12,354	13,319	33,860	36,900
Income from operations	1,113	1,447	3,791	5,260
Interest expense	(112)	(152)	(325)	(387)
Interest income	193	176	543	523
Other income (expense), net	1,426	(616)	1,500	(768)
Income before income taxes and income/loss from equity method investments	2,620	855	5,509	4,628
Provision for (benefit from) income taxes	(4,046)	244	(4,306)	1,278
Loss from equity method investments	(14)	(42)	(39)	(83)
Net income including non-controlling interests	6,652	569	9,776	3,267
Less: net income attributable to non-controlling interests, net of tax	26	57	19	98
Net income attributable to Uber Technologies, Inc.	$6,626	$512	$9,757	$3,169
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

Revenue	100%	100%	100%	100%
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	60%	57%	60%	56%
Operations and support	5%	6%	6%	6%
Sales and marketing	9%	11%	9%	10%
Research and development	6%	9%	7%	8%
General and administrative	9%	7%	7%	7%
Depreciation and amortization	1%	1%	1%	1%
Total costs and expenses	92%	90%	90%	88%
Income from operations	8%	10%	10%	12%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	1%	1%	1%	1%
Other income (expense), net	11%	(4)%	4%	(2)%
Income before income taxes and income/loss from equity method investments	19%	6%	15%	11%
Provision for (benefit from) income taxes	(30)%	2%	(11)%	3%

Loss from equity method investments	—%	—%	—%	—%
Net income including non-controlling interests	49%	4%	26%	8%
Less: net income attributable to non-controlling interests, net of tax	—%	—%	—%	—%
Net income attributable to Uber Technologies, Inc.	49%	3%	26%	8%
(1) Totals of percentage of revenues may not foot due to rounding.
The following discussion and analysis is for the three and nine months ended September 30, 2026 compared to the same periods in 2025.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Revenue	$13,467	$14,766	10%	$37,651	$42,160	12%
Revenue increased $1.3 billion or 10% in the three months ended September 30, 2026, primarily attributable to an increase in Gross Bookings of 20%. The increase in Gross Bookings was primarily driven by an increase in Trip volumes, partially offset by Mobility business model changes in the UK that negatively impacted revenue by $1.1 billion.
Revenue increased $4.5 billion or 12% in the nine months ended September 30, 2026, primarily attributable to an increase in Gross Bookings of 23%. The increase in Gross Bookings was primarily driven by an increase in Trip volumes, partially offset by Mobility business model changes in the UK that negatively impacted revenue by $3.2 billion.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Cost of revenue, exclusive of depreciation and amortization	$8,109	$8,349	3%	$22,657	$23,422	3%
Percentage of revenue	60%	57%		60%	56%
Cost of revenue, exclusive of depreciation and amortization, increased $240 million or 3% in the three months ended September 30, 2026, mainly due to a $434 million increase in Carrier payments and incentives, as a result of increased Freight Gross Bookings, a $430 million increase in Courier payments and incentives, as a result of increased Delivery Gross Bookings in certain markets, a $342 million increase in legal, non-income tax, and regulatory reserve changes and settlements and a $26 million increase in insurance expense primarily due to an increase in miles driven in our Mobility and Delivery businesses. The increases were partially offset by a $1.1 billion decrease in Driver payments and incentives, as a result of Mobility business model changes in the UK despite an increase in Mobility Gross Bookings in certain markets.
Cost of revenue, exclusive of depreciation and amortization, increased $765 million or 3% in the nine months ended September 30, 2026, mainly due to a $1.6 billion increase in Courier payments and incentives, as a result of increased Delivery Gross Bookings in certain markets; an $834 million increase in Carrier payments and incentives, as a result of increased Freight Gross Bookings;a $301 million increase in credit card processing costs, as a result of increased Gross Bookings, a $177 million increase in legal, non-income tax, and regulatory reserve changes and settlements, and a $129 million increase in network costs driven by increased usage, partially offset by a change in our cost allocation methodology. These increases were partially offset by a $2.5 billion decrease in Driver payments and incentives, primarily as a result of Mobility business model changes in the UK despite an increase in Mobility Gross Bookings in certain markets, and a $10 million decrease in insurance expense primarily due to lower rate per mile in our Mobility business.

Operations and Support

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Operations and support	$735	$875	19%	$2,099	$2,443	16%
Percentage of revenue	5%	6%		6%	6%
Operations and support expenses increased $140 million or 19% in the three months ended September 30, 2026, primarily attributable to a $114 million increase in employee compensation costs including stock-based compensation.
Operations and support expenses increased $344 million or 16% in the nine months ended September 30, 2026, primarily attributable to a $277 million increase in employee compensation costs including stock-based compensation.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Sales and marketing	$1,277	$1,563	22%	$3,544	$4,404	24%
Percentage of revenue	9%	11%		9%	10%
Sales and marketing expenses increased $286 million or 22% in the three months ended September 30, 2026, primarily attributable to a $141 million increase in consumer discounts, promotions, credits and refunds and a $91 million increase in employee compensation costs including stock-based compensation.
Sales and marketing expenses increased $860 million or 24% in the nine months ended September 30, 2026, primarily attributable to a $389 million increase in consumer discounts, promotions, credits and refunds, a $279 million increase in indirect advertising and marketing, and a $194 million increase in employee compensation costs including stock-based compensation.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Research and development	$862	$1,273	48%	$2,517	$3,267	30%
Percentage of revenue	6%	9%		7%	8%
Research and development expenses increased $411 million or 48% in the three months ended September 30, 2026, primarily attributable to a $255 million increase in employee compensation costs including stock-based compensation and a $130 million increase in network costs primarily due to the change in our cost allocation methodology.
Research and development expenses increased $750 million or 30% in the nine months ended September 30, 2026, primarily attributable to a $531 million increase in employee compensation costs including stock-based compensation and a $173 million increase in network costs primarily due to the change in our cost allocation methodology.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

General and administrative	$1,183	$1,047	(11)%	$2,509	$2,780	11%
Percentage of revenue	9%	7%		7%	7%
General and administrative expenses decreased $136 million or 11% in the three months ended September 30, 2026, primarily attributable to a $320 million decrease in legal and non-income tax related accruals and expenses, partially offset by a $116 million increase in employee compensation costs including stock-based compensation.
General and administrative expenses increased $271 million or 11% in the nine months ended September 30, 2026, primarily attributable to a $227 million increase in employee compensation costs including stock-based compensation and a $130 million increase in contractor and professional service costs, partially offset by a $172 million decrease in legal and non-income tax related accruals and expenses.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Depreciation and amortization	$188	$212	13%	$534	$584	9%
Percentage of revenue	1%	1%		1%	1%
The change in depreciation and amortization expenses was not material in the three and nine months ended September 30, 2026.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Interest expense	$(112)	$(152)	36%	$(325)	$(387)	19%
Percentage of revenue	(1)%	(1)%		(1)%	(1)%
The change in interest expense was not material in the three and nine months ended September 30, 2026.
Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Interest income	$193	$176	(9)%	$543	$523	(4)%
Percentage of revenue	1%	1%		1%	1%
The change in interest income was not material in the three and nine months ended September 30, 2026.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Foreign currency exchange gains (losses), net	(35)	(228)	**	112	(197)	**
Gains (losses) on debt and equity securities, net	1,471	(476)	**	1,505	(338)	**
Other, net	(10)	88	**	(117)	(233)	99%
Other income (expense), net	$1,426	$(616)	**	$1,500	$(768)	**
Percentage of revenue	11%	(4)%		4%	(2)%
** Percentage not meaningful.

Gains (losses) on debt and equity securities, net decreased by $1.9 billion primarily due to changes in the fair value of our equity securities in the three months ended September 30, 2026.
During the three months ended September 30, 2025, gains (losses) on debt and equity securities, net, primarily includes: a $760 million gain on our Didi investment, a $530 million gain on our Grab investment, and a $181 million net gain on our other investments.
During the three months ended September 30, 2026, gains (losses) on debt and equity securities, net, primarily includes: a $354 million loss on our Grab investment, a $239 million loss on our Aurora investment, a $44 million net loss on other investments, partially offset by a $161 million gain on our Didi investment.
Gains (losses) on debt and equity securities, net decreased by $1.8 billion primarily due to changes in the fair value of our equity securities in the nine months ended September 30, 2026.
During the nine months ended September 30, 2025, gains (losses) on debt and equity securities, net, primarily includes: a $950 million gain on our Didi investment, a $697 million gain on our Grab investment, and a $155 million net gain on our other investments, partially offset by a $297 million loss on our Aurora investment.
During the nine months ended September 30, 2026, gains (losses) on debt and equity securities, net, primarily includes: a $1.0 billion loss on our Grab investment, a $950 million loss on our Didi investment, a $191 million loss on our Lucid investment, partially offset by a $980 million gain on our Delivery Hero investment, a $752 million gain on our Aurora investment, and a $78 million net gain on our other investments.
For additional information, refer to Note 2 – Financial Instruments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Provision for (benefit from) income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Provision for (benefit from) income taxes	$(4,046)	$244	**	$(4,306)	$1,278	**
Effective tax rate	(154)%	29%		(78)%	28%
** Percentage not meaningful.
The change in our income tax provision in the three months ended September 30, 2026 is a result of the release of our valuation allowance on the Netherlands’ deferred tax assets in the three months ended September 30, 2025, offset by the deferred U.S. tax impact related to our equity securities.
The change in our income tax provision in the nine months ended September 30, 2026 is a result of the release of our valuation allowance on the Netherlands’ deferred tax assets in the nine months ended September 30, 2025.
Loss from Equity Method Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Loss from equity method investments	$(14)	$(42)	200%	$(39)	$(83)	113%
Percentage of revenue	—%	—%		—%	—%
The change in loss from equity method investments was not material in the three and nine months ended September 30, 2026.
Segment Results of Operations
We operate our business as three operating and reportable segments: Mobility, Delivery and Freight. For additional information about our segments, see Note 10 – Segment Information and Geographic Information in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Mobility	$7,682	$7,520	(2)%	$21,466	$21,681	1%
Delivery	4,477	5,488	23%	12,356	15,801	28%
Freight	1,308	1,758	34%	3,829	4,678	22%
Segment Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Mobility	$1,864	$2,362	27%	$5,180	$6,606	28%
Delivery	811	1,057	30%	2,248	3,073	37%
Freight	(40)	(33)	18%	(91)	(87)	4%
Mobility Segment
For the three months ended September 30, 2026 compared to the same period in 2025, Mobility revenue decreased $162 million, or 2%, and Mobility Segment Operating Income increased $498 million, or 27%.
Mobility revenue decreased primarily attributable to business model changes in the UK that negatively impacted revenue by $1.1 billion, partially offset by an increase in Mobility Gross Bookings of 18%, driven by an increase in Trip volumes.
Mobility Segment Operating Income increased primarily attributable to an increase in Mobility Gross Bookings and a $41 million decrease in insurance expense due to lower rate per mile, partially offset by a $201 million increase in employee compensation costs including stock-based compensation.
For the nine months ended September 30, 2026 compared to the same period in 2025, Mobility revenue increased $215 million, or 1%, and Mobility Segment Operating Income increased $1.4 billion, or 28%.
Mobility revenue increased primarily attributable to an increase in Mobility Gross Bookings of 21%, driven by an increase in Trip volumes, partially offset by business model changes in the UK that negatively impacted revenue by $3.2 billion.
Mobility Segment Operating Income increased primarily attributable to an increase in Mobility Gross Bookings and a $156 million decrease in insurance expense driven by lower rate per mile, partially offset by a $376 million increase in employee compensation costs including stock-based compensation and a $287 million increase in indirect advertising and marketing.
Delivery Segment
For the three months ended September 30, 2026 compared to the same period in 2025, Delivery revenue increased $1.0 billion, or 23%, and Delivery Segment Operating Income increased $246 million, or 30%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 22%, driven by an increase in Trip volumes, and a $176 million increase in advertising revenue.
Delivery Segment Operating Income increased primarily attributable to an increase in Delivery revenue, partially offset by a $430 million increase in Courier payments and incentives, a $177 million increase in employee compensation costs including stock-based compensation, and a $67 million increase in insurance expense due to an increase in miles driven.
For the nine months ended September 30, 2026 compared to the same period in 2025, Delivery revenue increased $3.4 billion, or 28%, and Delivery Segment Operating Income increased $825 million, or 37%.
Delivery revenue increased primarily attributable to an increase in Delivery Gross Bookings of 25%, driven by an increase in Trip volumes, and a $538 million increase in advertising revenue.
Delivery Segment Operating Income increased primarily attributable to an increase in Delivery revenue, partially offset by a $1.6 billion increase in Courier payments and incentives, a $434 million increase in employee compensation costs including stock-based compensation, a $154 million increase in credit card processing costs as a result of increased Gross Bookings, and a $147 million increase in insurance expense due to an increase in miles driven.

Freight Segment
For the three months ended September 30, 2026 compared to the same period in 2025, Freight revenue increased $450 million or 34%, and Freight Segment Operating Loss improved $7 million, or 18%.
Freight revenue increased primarily attributable to a 35% increase in Freight Gross Bookings due to an increase in gross booking per trip and trip volume.
Freight Segment Operating Loss improved primarily attributable to a $450 million increase in Freight revenue, partially offset by an $434 million increase in Freight Carrier payments.
For the nine months ended September 30, 2026 compared to the same period in 2025, Freight revenue increased $849 million, or 22%, and Freight Segment Operating Loss improved $4 million, or 4%.
Freight revenue increased primarily attributable to a 22% increase in Freight Gross Bookings due to an increase in gross booking per trip and trip volume.
Freight Segment Operating Loss improved primarily attributable to a $849 million increase in Freight revenue, partially offset by a $834 million increase in Freight Carrier payments.
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

	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026

Mobility	$22,798	$21,182	$23,762	$25,111	$27,442	$26,394	$28,988	$29,512
Delivery	20,126	20,377	21,734	23,322	25,431	25,992	27,463	28,539
Freight	1,273	1,259	1,260	1,307	1,267	1,334	1,571	1,768
Total	$44,197	$42,818	$46,756	$49,740	$54,140	$53,720	$58,022	$59,819
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
Free Cash Flow
We define free cash flow as net cash flows from operating activities less capital expenditures. The following table presents a reconciliation of free cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Nine Months Ended September 30,
(In millions)	2025	2026

Free cash flow reconciliation:
Net cash provided by operating activities	$7,216	$7,852
Purchases of property and equipment	(261)	(239)
Free cash flow	$6,955	$7,613

Liquidity and Capital Resources

	Nine Months Ended September 30,
(In millions)	2025	2026

Net cash provided by operating activities	$7,216	$7,852
Net cash used in investing activities	(1,950)	(6,089)
Net cash provided by (used in) financing activities	(2,595)	756
Operating Activities
Net cash provided by operating activities was $7.9 billion for the nine months ended September 30, 2026, primarily consisting of $3.3 billion of net income including non-controlling interests, adjusted for certain non-cash items, which primarily includes: $1.6 billion of stock-based compensation expense; $889 million of deferred income taxes, $604 million of depreciation and amortization expense; $338 million in losses on debt and equity securities, net; as well as a $841 million increase in cash from working capital. The increase in cash from working capital was primarily driven by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out, and accrued expenses and other liabilities, partially offset by an increase in accounts receivable and prepaid expenses and other assets.
Net cash provided by operating activities was $7.2 billion for the nine months ended September 30, 2025, primarily consisting of $9.8 billion of net income including non-controlling interests, adjusted for certain non-cash items, which primarily includes: $4.5 billion of deferred income taxes; $1.5 billion in unrealized gains on debt and equity securities, net; $1.4 billion of stock-based compensation expense; $554 million of depreciation and amortization expense, as well as a $1.6 billion increase in cash from working capital. The increase in cash from working capital was primarily driven by an increase in our accrued insurance reserves primarily due to liabilities recorded during the period exceeding claims paid out, and accrued expenses and other liabilities, partially offset by the settlement of Foodpanda Taiwan termination fee, as well as an increase in accounts receivable and prepaid expenses and other assets primarily due to tax matters recorded as a receivable in other non-current assets described in the “Non-Income Tax Matters” section below.
Investing Activities
Net cash used in investing activities was $6.1 billion for the nine months ended September 30, 2026, primarily consisting of: purchases of marketable securities of $26.1 billion, purchase of total return swaps of $1.6 billion, acquisition of businesses, net of cash acquired of $1.6 billion, purchases of non-marketable equity securities of $805 million, purchases of loan and notes receivable of $327 million, and purchase of property and equipment of $239 million; partially offset by proceeds from maturities and sales of marketable securities of $24.5 billion.
Net cash used in investing activities was $2.0 billion for the nine months ended September 30, 2025, primarily consisting of: purchases of marketable securities of $13.9 billion, acquisition of businesses, net of cash acquired of $804 million, purchases of non-marketable equity securities of $286 million, and $261 million in purchases of property and equipment; partially offset by proceeds from maturities and sales of marketable securities of $13.5 billion.
Financing Activities
Net cash provided by financing activities was $756 million for the nine months ended September 30, 2026, primarily consisting of $9.1 billion of proceeds from issuance of debt and $136 million of proceeds from issuance of common stock under the Employee Stock Purchase Plan, partially offset by $4.3 billion in repurchases of common stock, $4.0 billion of principal repayment on debt, and $124 million of principal payments on finance leases.
Net cash used in financing activities was $2.6 billion for the nine months ended September 30, 2025, primarily consisting of $4.6 billion in repurchases of common stock, $1.2 billion in principal repayment on debt, and $112 million of principal payments on finance leases, partially offset by $3.4 billion in proceeds from issuance of debt, and $120 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
Liquidity and Material Cash Requirements
We believe that our existing cash balance in the United States is sufficient to fund our working capital needs in the United States. As of September 30, 2026, $4.0 billion of our $9.6 billion in cash and cash equivalents was held by our foreign subsidiaries. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. Repatriation of funds may result in immaterial tax liabilities.
We are in compliance with our debt and line of credit covenants as of September 30, 2026, including by meeting our reporting obligations. We also believe that our sources of funding and our available line of credit will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, collateral requirements, potential acquisitions, potential prepayments of contested indirect tax assessments (“pay-to-play”), and other liquidity requirements through at least the next 12 months. We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity.
Acquisitions
Pending Acquisition of Delivery Hero
On July 16, 2026, we entered into a business combination agreement with Delivery Hero. Pursuant to the agreement, Uber has launched a voluntary public takeover offer to acquire Delivery Hero. Under the terms of the takeover offer, Uber is offering Delivery Hero shareholders cash consideration of €41.50 per share, representing an equity value of $14.8 billion (implied for 100% of Delivery Hero). The takeover offer is subject to a minimum acceptance threshold of 50% plus one share of Delivery Hero's outstanding share capital (inclusive of shares owned by Uber) and certain further conditions, including receipt of certain merger control and financial regulatory clearances. The transaction is expected to close in the second half of 2027.
We will fund the takeover offer through existing cash on our balance sheet and new debt financing. On July 16, 2026, we executed a bridge credit agreement, which provided for €14.2 billion in aggregate amount of commitments for senior unsecured loans. On August 6, 2026, we entered into a €4.0 billion term loan credit agreement, reducing the commitments under the bridge credit agreement by the same amount.
The proceeds of any loans under the term loan credit agreement will be used to finance the takeover offer, to provide funding for related transactions, to refinance certain indebtedness of Delivery Hero and for the payment of related transaction costs. Loans under the term loan credit agreement will bear interest at EURIBOR plus an applicable margin. The term loan credit agreement is unsecured and is not guaranteed by any subsidiary of Uber, and contains certain customary covenants restricting our and certain of our subsidiaries' ability to incur liens, certain of our subsidiaries' ability to incur debt, and our ability to undergo certain fundamental changes, as well as a financial covenant. The term loan credit agreement also contains customary events of default.
As of September 30, 2026, no funds have been drawn under the bridge and term loan credit agreement, and we were in compliance with all covenants in the bridge and term loan credit agreement.
Pending Acquisition of ezCater
On October 5, 2026, we entered into an agreement to acquire ezCater, Inc., a leading U.S. platform for catering and workplace meals, for approximately $2.3 billion in cash. The transaction is expected to close in the coming months, subject to regulatory approvals and other customary closing conditions.
Financing
In August 2026, we entered into a revolving credit agreement providing for $7.7 billion in aggregate amount of commitments for senior unsecured revolving loans, which will mature on August 6, 2031, unless otherwise extended in accordance with the terms of the credit agreement. The revolving credit agreement replaced our prior $5.0 billion revolving credit agreement entered into in September 2024, which was terminated concurrently.
On September 15, 2026, we issued €4.5 billion aggregate principal amount of Euro-denominated Senior Notes in five tranches maturing September 2029 through September 2046. We received net proceeds of approximately €4.5 billion, or $5.2 billion based on the exchange rate on the settlement date, after underwriting discounts and offering expenses. We intend to use the net proceeds for general corporate purposes.
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
As of September 30, 2026, we had approximately $15.0 billion available to repurchase shares pursuant to the Share Repurchase Program.
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
As of September 30, 2026, we have received multiple assessments from His Majesty's Revenue & Customs (“HMRC”) disputing our application of VAT Order 1987 for the period of March 2022 to December 2025, totaling approximately $3.4 billion (£2.6 billion) for unpaid VAT. Uber paid $1.9 billion (£1.4 billion) and expects to pay the outstanding balance of $1.5 billion (£1.2 billion) of the assessed amounts in order to proceed with the appeal process. The payments do not represent our acceptance of the assessments.
The payments made in 2023 through 2025 are recorded as a receivable in other assets on our condensed consolidated balance sheet because we believe that we will be successful in our appeal, upon which, the full amount of our payments will be returned to us with interest upon completion of the appeals process. Payments for the outstanding balance would decrease operating cash flow and have no impact on our results of operations. For periods March 2022 to December 2025, we plan to vigorously defend our application of the VAT Order 1987 and are waiting to obtain hearing dates from the Tax Tribunal. In addition, the application of VAT rules to our UK operations following the January 2, 2026 legislative changes involves significant judgment and could be subject to challenge by HMRC.
Australia Payroll Tax
On November 3, 2026, the High Court of Australia ruled against us in our challenge to New South Wales (“NSW”) payroll tax assessments for July 2014 through June 2020. Given the unprecedented nature of this ruling, we evaluated the impact to other relevant Australian states and territories. The amount accrued for this matter is recorded within accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2026.
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
Additionally, we have capital funding commitments and vehicle offtake commitments with various partners contingent upon the achievement of specified technical and operational milestones. We anticipate that part of these offtake commitments will transition to third-party financing structures over time.
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
The fair value of our fixed rate notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our notes by $754 million as of September 30, 2026.
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
Our investment policy objective aims to preserve capital and meet liquidity requirements without significantly increasing risk. We had cash and cash equivalents including restricted cash and cash equivalents totaling $9.6 billion and $12.2 billion as of December 31, 2025 and September 30, 2026, respectively. Marketable debt securities classified as short-term investments and restricted investments totaled $9.4 billion and $9.3 billion as of December 31, 2025 and September 30, 2026, respectively. As of September 30, 2026, our cash, cash equivalents, and marketable debt securities primarily consist of money market funds, cash deposits, U.S. government securities, U.S. government agency securities, investment-grade corporate debt securities, and asset-backed securities. We do not enter into investments for trading or speculative purposes. Investments in fixed rate securities carry a degree of interest rate risk. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would not have a material effect on our financial results and on the fair value of our marketable debt securities.
We are exposed to certain risks related to the carrying amounts of investments in other companies, including our minority-owned, privately-held entities and public companies, compared to their fair value. We hold privately-held investments in illiquid private company stock which are inherently difficult to value given the lack of publicly available information. We also hold equity securities with readily determinable fair values which are subject to equity price risk. These investments in privately-held entities and public companies may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of these investments. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering, until the obligations are fulfilled or the pledged assets are otherwise released under a collateral agreement. As of September 30, 2026, the carrying value of our investments was $11.5 billion, including equity method investments.
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
We have experienced and will continue to experience fluctuations in our net income/(loss) as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We enter into foreign currency derivative contracts to mitigate the foreign exchange risk associated with our assets and liabilities and future acquisition-related exposures. While these contracts help reduce the impact of foreign currency fluctuations, they do not fully eliminate this risk.
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
The fair value of our foreign currency derivative contracts will generally fluctuate with movements in foreign exchange rates. A hypothetical 10% strengthening of the U.S. dollar against the relevant foreign currencies would have resulted in an adverse change in the fair value of our derivative contracts of approximately $435 million as of September 30, 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Legal Proceedings Described in Note 11 – Commitments and Contingencies to Our Unaudited Condensed Consolidated Financial Statements
Note 11 – Commitments and Contingencies to our condensed consolidated financial statements for the quarter ended September 30, 2026 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us. This item should be read in conjunction with Note 11 for information regarding the following material legal proceedings, which information is incorporated into this item by reference:
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
We face similar challenges in other jurisdictions within the United States and abroad. For example, in July 2020, the Massachusetts Attorney General filed a complaint against Uber and Lyft, alleging that drivers are misclassified, and seeking an injunction. That case was resolved in June 2024 with the understanding that drivers would continue to be classified as independent contractors. If we do not prevail in current litigation or similar actions that may be brought in the future, we may be required to treat Drivers as employees and/or make other changes to our business model in certain jurisdictions. If, as a result of legislation or judicial decisions, we are required to classify Drivers as employees (or as workers or quasi-employees where those statuses exist), we would incur significant additional expenses for compensating Drivers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. In this case, we anticipate significant price increases for Riders to offset these additional costs; however, we believe that the financial impact to Uber would be moderated by the likelihood of other industry participants being similarly affected. Additionally, we may not have adequate Driver supply as Drivers may opt out of our platform given the loss of flexibility under an employment model, and we may not be able to hire a majority of the Drivers currently using our platform. Another example is in France, where the government is seeking social security contributions based on an allegation that Drivers are employees. The government issued a demand for contributions, which we are challenging and which is subject to ongoing discussions and engagement with authorities. As another example, in Brazil, we face binding judicial cases regarding classification of Drivers, including a case pending before Brazil’s Supreme Court, with a hearing expected in 2027. Although the outcome of such case remains uncertain, the court could use this case to provide broader guidance on the legal framework applicable to independent contractors, potentially establishing a minimum baseline of rights, increasing our costs. Further, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business, results of operations, financial position and cash flows.
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
Additionally, if we are unable to obtain regulatory approvals of any acquisitions, such as our pending acquisition of Delivery Hero, we may not ultimately consummate such acquisitions, may be required to pay termination fees or may consummate them only in jurisdictions where antitrust approval is obtained. Further, in order to obtain regulatory approvals of acquisitions, we may be required to divest all or part of our or the target company’s operations or agree to other remedies. Any such remedies could result in additional competition in some or all markets, restrictions on our operations, increased expenses or decreased revenue or other negative effects on our operational and financial performance.
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
As of September 30, 2026, we had an accumulated deficit of $7 billion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve or maintain profitability in many of our largest markets, including in the United States, and even if we do, we may not be able to maintain or increase profitability. We may incur losses in the near term as a result of substantial increases in our operating expenses, as we continue to invest in order to: increase the number of Drivers, consumers, merchants, Shippers, and Carriers using our platform through incentives, discounts, and promotions; expand within existing or into new markets; increase our research and development expenses; expand marketing channels and operations; hire additional employees; and add new products and offerings to our platform. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. Many of our efforts to generate revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. In addition, we sometimes introduce new products that we expect to add value to our overall platform and network but which we expect will generate lower Gross Bookings per Trip or a lower Revenue Margin. Further, we may charge a lower service fee to certain of our merchant partners on our Delivery offering to grow the number of Delivery consumers, which may at times result in a negative Revenue Margin with respect to those transactions after considering amounts collected from consumers and paid to Drivers. As we expand our offerings to additional cities, our offerings in these cities may be less profitable than the markets in which we currently operate. As such, we may not be able to maintain profitability in the near term, in accordance with our expectations, or at all. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our prior or future acquisitions. Even if we do experience operating efficiencies, our operating results may not improve, at least in the near term.
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
In 2024, we released a third safety report, which provides the public with data related to reports of sexual assaults and other critical safety incidents claimed to have occurred on our platform in the United States. Public responses to our safety reports or any future safety reports or similar public reporting of safety incidents claimed to have occurred on our platform, which may include disclosure of reports provided to regulators and other government authorities, as well as public responses to any third-party assessments of our civil rights impact, may continue to result in positive and negative media coverage, increased regulatory scrutiny, and litigation, and could adversely affect our reputation with platform users. Media coverage of litigation and of regulatory scrutiny can also adversely affect our reputation and brand. Further unfavorable media coverage and negative publicity of these and other kinds could adversely impact our financial results and future prospects. As our platform continues to scale and becomes increasingly interconnected, resulting in increased media coverage and public awareness of our brand, future damage to our brand and reputation could have an amplified effect on our various platform offerings. Additionally, some of our acquired and majority-owned companies, including Careem and Postmates, have or will continue to use their own brands and/or operate their own apps in parallel with our brand and apps, and any damage or reputational harm to their brands could adversely impact our brand and reputation.
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
As of September 30, 2026, we had approximately 37,300 global employees, of whom approximately 21,600 were located outside the United States. The total number of our employees located outside the United States has increased and may continue to increase as we expand globally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented several reductions in workforce and restructurings, and may in the future implement other reductions in workforce. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. Properly managing our growth or any reductions in workforce will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
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
As of September 30, 2026, we operated in over 70 countries. We have limited experience operating in many jurisdictions outside of the United States and have made, and expect to continue to make, significant investments to expand our international operations and compete with local and other global competitors.
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
We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms and mobile payment systems, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by platform users, employees, and job candidates, and make us a target for threat actors. Cyberattacks that leverage computer malware, ransomware, viruses, denial of service attacks, account takeovers, spamming, phishing, and social engineering have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Cyberthreats are constantly evolving and employing more sophisticated attack techniques, and the increasing use of artificial intelligence technologies may enable threat actors to use and exploit these technologies to enhance the sophistication, scale, speed and effectiveness of security threats that may be more difficult to detect and defend against. Our detection capabilities may not be sufficient to prevent or detect a sophisticated cyberattacker. Breaches of our facilities, network, applications, identity management solutions or data security have in the past and could in the future disrupt our business or the security of our systems and platforms, impair our ability to protect data, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, subject us to regulatory scrutiny or legal liability, require us to allocate more resources to improve technologies, or otherwise adversely affect our reputation, business and operating results. In addition, our hybrid and remote working arrangements may heighten the foregoing risks.
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
We face climate-related physical and transition risks, which include risks associated with market shifts toward more sustainable technologies or renewable or sustainable forms of energy and energy conservation. In the context of our business, this includes market shifts toward electric vehicles (“EVs”), investing in the transition to operating high-power fast-charging infrastructure for autonomous vehicles, and lower carbon business models, which carry a potential of increasing energy costs and emissions, despite advancing fleet electrification. If we fail, or are perceived to fail, to keep up with these market shifts, including changes in consumer preferences and evolving stakeholder expectations, we may lose customers or face criticism or public scrutiny, from the media, or our stakeholders or others, and our business, reputation, financial condition and results of operations could be adversely affected. Physical climate risks include risks related to extreme weather events or natural disasters, and include extreme storms and temperatures, flooding, droughts, freezes, wildfires, earthquakes and tsunamis, as well as chronic changes such as sea-level rise. Climate-related events, including the increasing frequency, severity and duration of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of merchants, Shippers, Carriers and Drivers using our platform, and may cause us to experience higher losses and additional costs to maintain or resume operations. While we and third parties may take various actions to mitigate business risks associated with climate-related events, this may require incurring substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks. Additionally, we are or may become subject to emerging environmental and social laws and regulations, including climate policies and regulations adopted in California, including for example, in May 2021 requiring 90% of vehicle miles traveled by rideshare fleets in California to have been in zero emission vehicles by 2030, with interim targets beginning in 2023. Certain jurisdictions have also developed and implemented rules to address the environmental impact of rideshare, and additional jurisdictions may consider similar rules and regulations. We are also subject to the Corporate Sustainability Reporting Directive, which was adopted in the European Union in December 2022. In addition, Drivers may be subject to climate-related policies that indirectly impact our business, such as the Congestion Charge Zone and Ultra Low Emission Zone schemes adopted in London that impose fees on drivers that do not meet specified emissions standards, which may impact our ability to attract and maintain Drivers on our platform, and to the extent we experience Driver supply constraints in a given market, we may need to increase Driver incentives.
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
As of September 30, 2026, we had total outstanding indebtedness of $15.7 billion aggregate principal amount. In addition, up to approximately $78 million of Careem Convertible Notes remain subject to future issuance to Careem stockholders as of September 30, 2026, and in July 2026, we executed a bridge credit agreement, which provides for €14.2 billion in aggregate amount of commitments for senior unsecured loans in connection with our proposed acquisition of Delivery Hero. On August 6, 2026, we entered into a €4.0 billion term loan credit agreement, reducing the commitments under the bridge credit agreement by the same amount. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional debt, secure existing or future debt, or refinance our debt. In particular, we expect to incur additional debt in connection with our proposed acquisition of Delivery Hero, and we may need to incur additional debt to finance the purchase of autonomous vehicles or infrastructure to support autonomous vehicles, and such financing may not be available to us on attractive terms or at all.
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
The tax laws applicable to our global business activities are subject to uncertainty and can be interpreted differently by different companies. For example, we may become subject to sales tax rates in certain jurisdictions that are significantly greater than the rates we currently pay in those jurisdictions. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign jurisdictions and have structured our operations to reduce our effective tax rate. Currently, certain jurisdictions are investigating our compliance with tax rules. If it is determined that we are not compliant with such rules, we could owe additional taxes. For example, in November 2026, the High Court of Australia ruled against us in our challenge to New South Wales payroll tax assessments, resulting in an accrual for historical payroll tax liabilities across Australia, and increasing our ongoing operating costs.
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
In addition, any businesses we acquire, including our proposed acquisition of Delivery Hero, may not perform as well as we expect. Failure to manage and successfully integrate acquired businesses and technologies, including managing internal controls and any privacy, data security or AI risks associated with such acquisitions, may harm our operating results and expansion prospects. For example, Careem has historically shared certain user data with certain government authorities, which conflicts with our global policies regarding data use, sharing, and ownership. We have maintained our data use, sharing, and ownership practices for both our business and Careem’s business, and doing so may cause our relationships with government authorities in certain jurisdictions to suffer, and may result in such government authorities assessing fines or penalties against us. The process of integrating an acquired company, business, or technology or acquired personnel into our company is subject to various risks and challenges, including:
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
•litigation, investigations or other claims or liabilities arising in connection with the acquisition or the acquired company; and
•impairment charges associated with goodwill, long-lived assets, investments, and other acquired intangible assets.
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
We expect that antitrust enforcement agencies (including the U.S. Department of Justice (the “DOJ”) and the U.S. Federal Trade Commission (the “FTC”) and U.S. state antitrust agencies) will continue to closely scrutinize merger activity, with a particular focus on the technology sector, and there can be no assurance that proposed, completed or future mergers, acquisitions and divestitures will not be the subject of an investigation or enforcement action by the DOJ, the FTC or another antitrust enforcement agency. Changes in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our future acquisitions, divestitures, operations and growth.
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
We are the subject of DOJ and FTC inquiries and investigations, as well as enforcement inquiries and investigations by other federal, state and local government agencies and other regulators abroad. Those inquiries and investigations cover a broad range of matters, including but not limited to, our business practices, such as fees, driver and courier earnings, consumer pricing, earner benefits, and related disclosures, financial products that may be offered by our partners on our platform, policies and practices related to safety incidents, and compliance with federal or state anti-discrimination laws. These issues may continue to lead to costly and time-consuming regulatory investigations and litigation from other government entities, as well as potentially material fines and penalties imposed by other U.S. and international regulators. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective platform users’ trust, could severely disrupt our business.
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
Our intellectual property includes the content of our website, mobile applications, registered domain names, software code, firmware, hardware and hardware designs, registered and unregistered trademarks, trademark applications, copyrights, trade secrets, inventions (whether or not patentable), patents, and patent applications. We believe that our intellectual property is essential to our business and affords us a competitive advantage in the markets in which we operate. If we do not adequately protect our intellectual property, our brand and reputation may be harmed, Drivers, consumers, merchants, Shippers, and Carriers and business partners could devalue our products and offerings, and our ability to compete effectively may be impaired.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuance of Common Stock upon Conversion of Debt
In September 2026, we issued 902,556 shares of our common stock to holders of Careem Convertible Notes who elected to convert the balance of such notes to common stock at a conversion price of $55 per share. The shares were exempt from registration pursuant to Regulation S of the Securities Act.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
	(in thousands)		(in thousands)	(in millions)
July 1, 2026 to July 31, 2026	—	$—	—	$15,706
August 1, 2026 to August 31, 2026	10,002	$74.98	10,002	$14,956
September 1, 2026 to September 30, 2026	—	$—	—	$14,956
Total	10,002		10,002
(1) Average price paid per share excludes broker commissions and fees.
ITEM 5. OTHER INFORMATION
On November 1, 2026, as part of its periodic review of the governing documents of the Company, our Board of Directors adopted Amended and Restated Bylaws (the “Bylaws”) to remove a tie-breaking vote provision. The foregoing description is qualified in its entirety by reference to the full text of the Bylaws, which are attached hereto as Exhibit 3.2.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

Exhibit No.	Exhibit Description	Provided	Incorporated by Reference
		Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		10-Q	001-38902	3.1	August 6, 2024
3.2	Amended and Restated Bylaws of the Registrant.	X
4.1	Third Supplemental Indenture, dated as of September 15, 2026, by and between Uber Technologies, Inc. and U.S. Bank Trust Company, National Association.		8-K	001-38902	4.1	September 15, 2026
4.2	Form of Notes (included in Exhibit 4.1 above).		8-K	001-38902	4.2	September 15, 2026
10.1+	Term Loan Credit Agreement, dated as of August 6, 2026, by and among Uber Technologies, Inc., as borrower, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.		8-K	001-38902	10.1	August 7, 2026
10.2+	Amendment No. 1 to Bridge Credit Agreement, dated as of August 6, 2026, by and among Uber Technologies, Inc., as borrower, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.		8-K	001-38902	10.2	August 7, 2026
10.3+	Credit Agreement, dated as of August 6, 2026, by and among Uber Technologies, Inc., as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent and an L/C issuer, and the other L/C issuers party thereto.		8-K	001-38902	10.3	August 7, 2026
10.4	Amended and Restated 2019 Executive Severance Plan	X
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
+ Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain schedules and attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBER TECHNOLOGIES, INC.

Date: November 4, 2026	By: /s/ Dara Khosrowshahi
Dara Khosrowshahi
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2026	By: /s/ Balaji Krishnamurthy
Balaji Krishnamurthy
Chief Financial Officer
(Principal Financial Officer)